Form 10QSB
period 2004-03-31
LAPIS TECHNOLOGIES INC
filed 2004-05-25
CIK 854800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR  THE  QUARTERLY  PERIOD  ENDED:  March  31,  2004

          OR

     [  ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934

              For the transition period from ________ to __________


                  Commission file number ______________________


                            LAPIS TECHNOLOGIES, INC.
                     ---------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)


            DELAWARE                                            27-0016420
 ------------------------------                            --------------------
  (State  or  other  jurisdiction                              (IRS  Employer
of  incorporation or organization)                           Identification No.)


                          19 W. 34th Street, Suite 1008
                               New York, NY, 10001
                    (Address of principal executive offices)
                                   (Zip Code)


                    Issuer's telephone number (212) 937-3580

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [  ]

As of May 14, 2004 there were 5,483,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [  ]    No  [X]

                                     LAPIS TECHNOLOGIES, INC.
                          March 31, 2004 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements                                                 3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                     4

Consolidated Balance Sheet as of March 31, 2004                                                   4

Consolidated Statements of Income for the three months ending March 31, 2004 and 2003             5

Consolidated Statements of Cash Flows for the three months ending March 31, 2004 and 2003         6

Notes to Consolidated Financial Statements                                                        7

Item 2.  Management's Discussion and Analysis or Plan of Operations                               9

Item 3.  Controls and Procedures                                                                 13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       13
Item 2.  Changes in Securities                                                                   14
Item 3.  Defaults in Senior Securities                                                           14
Item 4.  Submission of Matters to a Vote of Security Holders                                     14
Item 5.  Other Information                                                                       14
Item 6.  Exhibits and Reports on Form 8-K                                                        15


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                          LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           ASSETS

                                                                                 March 31,
                                                                                   2004
                                                                                -----------
 Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $       48
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,232
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,937
   Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .         264
   Due from stockholder. . . . . . . . . . . . . . . . . . . . . . . . . . . .         315
                                                                                -----------

     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       4,796

 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .         483
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20
                                                                                -----------

                                                                                $    5,299
                                                                                ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

 Current  Liabilities:
   Bank line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,126
   Short term bank loans . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,228
   Current portion of term loans . . . . . . . . . . . . . . . . . . . . . . .         140
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .       1,480
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         119
                                                                                -----------

     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       4,093

 Term loans, net of current portion. . . . . . . . . . . . . . . . . . . . . .         340
 Severance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57
                                                                                -----------

       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,490
                                                                                -----------

   Commitments and contingencies

 Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         167

 Stockholders' Equity:
   Preferred stock; $.001 par value, 5,000,000  shares authorized, none issued           -
   Common stock; $.001 par value, 100,000,000 shares authorized, 5,483,000
     shares issued and outstanding . . . . . . . . . . . . . . . . . . . . . .           5
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .          78
   Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . .        (106)
   Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         665
                                                                                -----------

     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .         642
                                                                                -----------

                                                                                $    5,299
                                                                                ===========

The  accompanying  notes  are  an  integral  part of these financial statements.

                          LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND SHARE AMOUNTS)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   ------------------------
                                                                      2004         2003
                                                                   -----------  -----------
 Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,121   $    1,230
 Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . .         758          754
                                                                   -----------  -----------

   Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .         363          476
                                                                   -----------  -----------

 Operating expenses:
   Selling expenses . . . . . . . . . . . . . . . . . . . . . . .           2           22
   General and administrative . . . . . . . . . . . . . . . . . .         252          334
                                                                   -----------  -----------

     Total operating expenses . . . . . . . . . . . . . . . . . .         254          356
                                                                   -----------  -----------

   Income from operations . . . . . . . . . . . . . . . . . . . .         109          120
                                                                   -----------  -----------

 Other income (expense):
   Interest expense, net. . . . . . . . . . . . . . . . . . . . .         (73)         (65)
                                                                   -----------  -----------

   Income before provision for income taxes and minority interest          36           55

   Provision for income taxes . . . . . . . . . . . . . . . . . .           9           42
   Minority interest. . . . . . . . . . . . . . . . . . . . . . .          (9)          27
                                                                   -----------  -----------

 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .          18           40

 Other comprehensive (loss) income, net of taxes
   Foreign translation (loss) gain. . . . . . . . . . . . . . . .         (43)           4
                                                                   -----------  -----------

 Comprehensive (loss) income. . . . . . . . . . . . . . . . . . .  $      (25)  $       44
                                                                   ===========  ===========


 Basic net loss per share . . . . . . . . . . . . . . . . . . . .  $     0.00   $     0.01
                                                                   ===========  ===========

 Basic weighted average common shares outstanding . . . . . . . .   5,483,000    5,483,000
                                                                   ===========  ===========

The  accompanying  notes  are  an  integral  part of these financial statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        2004      2003
                                                      --------  --------
 Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . . . . . .  $    18   $    40
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization . . . . . . . .       31       104
       Minority interest . . . . . . . . . . . . . .       15       (27)
       Deferred income tax . . . . . . . . . . . . .       (1)        -
   Change in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . .      760       169
     Inventories . . . . . . . . . . . . . . . . . .     (338)     (151)
     Prepaid expenses and other current assets . . .      (34)       58
     Accounts payable and accrued expenses . . . . .     (178)     (316)
     Income tax payable. . . . . . . . . . . . . . .        5        27
     Customer deposits . . . . . . . . . . . . . . .        -       (54)
                                                      --------  --------

 Net cash provided by (used in) operating activities      278      (150)
                                                      --------  --------

 Cash flows from investing activities:
   Purchase of property and equipment. . . . . . . .        -       (43)
   Increase in due from stockholder. . . . . . . . .     (140)      (60)
                                                      --------  --------

 Net cash used in investing activities . . . . . . .     (140)     (103)
                                                      --------  --------

 Cash flows from financing activities:
   Increase in bank line of credit, net. . . . . . .      204        45
   Proceeds from long term debt. . . . . . . . . . .      950     1,207
   Repayment of long-term debt . . . . . . . . . . .   (1,421)   (1,096)
                                                      --------  --------

 Net cash (used in) provided by financing activities     (267)      156
                                                      --------  --------

 Effects of exchange rates on cash . . . . . . . . .       (4)        1
                                                      --------  --------

 Increase (decrease) in cash . . . . . . . . . . . .     (133)      (96)
 Cash, beginning of period . . . . . . . . . . . . .      181       313
                                                      --------  --------

 Cash, end of period . . . . . . . . . . . . . . . .  $    48   $   217
                                                      ========  ========

 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . .  $    73   $    65
                                                      ========  ========
     Income taxes. . . . . . . . . . . . . . . . . .  $    15   $    12
                                                      ========  ========

The  accompanying  notes  are  an  integral  part of these financial statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                 MARCH 31, 2004


NOTE  1  -  DESCRIPTION  OF  BUSINESS

Lapis Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 31, 2002. The Company was originally named Enertec Electronics, Inc. and on April 23, 2002 changed its name to Opal Technologies, Inc. which changed its name to Lapis Technologies, Inc. on October 3, 2002. The Company's operations are conducted through its wholly-owned Israeli Subsidiary, Enertec Electronics Ltd. ("Enertec") and its majority owned Israeli subsidiary Enertec Systems 2001 LTD ("Systems"). Enertec is engaged in the manufacturing, distribution and marketing of electronic components and products relating to power supplies, converters and related power conversion products, automatic test equipment, simulators and various military and airborne systems, within the State of Israel.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December
31, 2003. The results of operations for the three-months ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

The accompanying financial statements include the accounts of the Company and their ownership interest in its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Stock  based  compensation

The Company has adopted Statement of Financial Accounting Statement ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the fair value method of accounting as discussed in SFAS 123 as of January 1, 2003. Accordingly, stock options, when issued, will be recorded in accordance with the terms of that document.

Use  of  Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                 MARCH 31, 2004


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Recent  Accounting  Pronouncements

In December 2003 the FASB issued SFAS No. 132 (revised) "Employers' Disclosures about Pensions and Other Post Retirement Benefits," that improves the financial statement disclosures for defined benefit plans. The revision changes the existing disclosure requirements for pensions by requiring company's to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company does not have a defined benefit pension plan so the adoption of this statement will have no effect on the Company's financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

        Certain statements in this Quarterly Report on Form 10-QSB, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Lapis Technologies, Inc ("Lapis" or the "Company"), a Delaware corporation and its subsidiaries (collectively referred to in this report as "we," "us" or "our" ) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect, "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors," included in our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 26, 2004.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

     We were formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. and have filed two certificates of amendment changing our name to Opal Technologies, Inc. and then to Lapis Technologies, Inc. We conduct operations in Israel through our wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, of which we own a 55% equity interest. Enertec Electronics is a manufacturer and distributor of electronic components and products relating to power supplies, converters and related power conversion products, automatic test equipment (ATE), simulators and various military and airborne systems. Enertec Electronics maintains two divisions, the Systems
Division and the Electronics Division. The Systems Division designs, develops and manufactures test systems for electronics manufacturers in accordance with their specifications. The Electronics Division markets and distributes the test systems, power supplies and other electronic components manufactured by us, and by other manufacturers who engage us to distribute their products.

     The Company had seven distribution agreements as of March 31, 2004. In the first quarter of 2004, we received several large orders in the commercial and military domain. Within the commercial arena we received a preliminary order for 6,200 units of a customized ATX power supply which should generate revenues of approximately $210,000. Another customer ordered 1,000 high voltage power supplies which should generate revenues of approximately $95,000. We expect to receive follow up orders for additional units from this client by the fourth quarter of 2004. In addition, we have received an order for 200 customized compact PCI power supplies which should generate revenues of approximately $56,000. We have also recently received an order for 1,100 power supplies for Voice Over IP products which should generate approximately $61,000 in revenues. This is our first entry into the IP Telephony industry, a burgeoning and fast growing sector of the technology industry, and one in which we expect to take a dominant position in the market going forward.

     Within the military arena, we received our first order for test equipment of the helicopters' flight computer for $240,000. We anticipate this customer ordering additional units at a cost of $90,000 per unit over the next twelve months. This is an important order for us. We are trying to capitalize on our customer loyalty by introducing more products in different divisions of the same company, and it represents our success in cross marketing of new products within the same customer base. In addition to the flight computer testing equipment, this customer also paid approximately $325,000 for a test system to test all stages of the Arrow missile. We anticipate them ordering several more systems over the next year. Another military customer ordered an Automatic Test System to test the flight computer of the F16 aircraft which is anticipated to generate revenues of $245,000. We received a first order for a new innovative small size airborne power supply for infrared payloads. This 10 unit order is expected to be followed by a much larger order over the next 24 months at an average price of $3,000.

     The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months ended March 31, 2003 and the results of the Company for the three months ended March 31, 2004.

Results  of  Operations

Revenues

     Revenues for the three months ended March 31, 2004 decreased approximately $109,000, or 8.9% to approximately $1,121,000, as compared to revenues for the three months ended March 31, 2003 of approximately $1,230,000. This decrease in revenue is a result of a lower number of orders for military systems received during the last quarter of 2003 due to end-of-year budget cuts of the Israeli MOD (Ministry of Defense) this fourth quarter order delay affects the revenues in the first quarter of the following year.

Gross  Profit

     Gross profit totaled approximately $363,000 for the three months ending March 31, 2004, as compared to approximately $476,000 for the three months ended March 31, 2003. This decrease of approximately $113,000, or 23.7% in gross profit is primarily the result of lower revenues for the quarter and therefore lower gross profit. The gross profit as a percentage of sales for the three months ended March 31, 2004 was 32.4%, as compared to 38.7% for the three months ended March 31, 2003. This decrease in the gross profit percentage is a result of lower introductory prices of several large orders in order to gain a foothold in the market for the new products that were being launched, while we don't anticipate higher per unit prices of these new products as the sales increase the gross profit should increase since there are many fixed costs associated with a new product launch that will be spread over a larger amount of units.

Selling,  General  and  Administrative  Expenses

     For the three months ended March 31, 2004, selling, general and administrative expenses decreased approximately $102,000 to approximately $254,000 (22.7% of revenues) from approximately $356,000 (28.9% of revenues)for the same prior year period. The decrease in selling general and administrative expenses is attributable to several areas: a decrease in administration staff payroll and related benefits of approximately $29,000 and a decrease in depreciation and amortization expenses of $73,000. In addition, there has been a slight decrease in research and development costs of approximately $10,000 for the three months ended March 31, 2004 where research and development costs were approximately $25,000 compared to approximately $35,000 for the three months ended March 31, 2003.

Other  Income  and  Expenses

     Interest income and expense, net - Net interest expense was approximately $73,000 and approximately $65,000 for the three month period ended March 31, 2004 and 2003, respectively. The increase of approximately $8,000 is due to the increase of principal balances due. The Company plans to continue to borrow funds on a short term basis to fund the Company's growth, as required, into the foreseeable future.

Provision  for  income  taxes

     For the three months ended March 31, 2004 our provision for income taxes decreased approximately $33,000 or 78.6% from approximately $9,000 as compared to $42,000 for the three months ended March 31, 2003. This decrease is due to a lower net income before taxes for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The reasons for this decrease have been enumerated above.

Liquidity  and  Capital  Resources

Cash  and  Working  Capital

     As of March 31, 2004, the Company had approximately $48,000 cash and cash equivalents on hand as compared to approximately $216,000 at March 31, 2003. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for new product development and building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2004 will be sufficient to cover the Company's working capital requirements for fiscal 2004.

     As of March 31, 2004, the Company had working capital of approximately $703,000 as compared with approximately $234,000 for the same period in the prior year, this is an increase of approximately $469,000 or 200.4%. This increase is mainly due to an increase in accounts receivable to approximately $2,232,000 as of March 31,2204 as compared with approximately $1,823,000 as of March 31,2003.

Capital  Expenditures

     The Company did not incur any expenditures for capital improvements as of March 31,2004 as compared with approximately $43,000 for the same period in the prior year. The Company currently does not anticipate any significant capital expenditures during the next six to twelve months.

Financing  Transactions

     For the three months ended March 31, 2004 our total bank debt was approximately $2,834,000 as compared with approximately $2,869,000 as of March 31, 2003. This decrease of approximately $35,000 (1.2%) was due to a lowered financing need since the new orders in the first quarter 2004 were slightly lower then the same comparative quarter for the prior year. These funds were borrowed as follows: $1,368,000 as various short term loans due through February 2005; $340,000 of long term debt due through December 2007, and $1,126,000 borrowed as lines of credit. The current portion of long-term debt at March 31, 2004 consisted of $140,000 due February 2005.

Cash  Flows

     Net cash provided by operating activities was approximately $278,000 for the three months ended March 31, 2004 compared to net cash used in operating activities of $150,000 for the same prior year period. The net cash provided by operating activities for the three months ended March 31, 2004 was primarily the result of approximately $760,000 of net cash receipts from accounts receivable offset by additional purchases of inventory of approximately $338,000 and a reduction in the Companys accounts payable and accrued expenses of approximately $178,000.

     Net cash used in financing activities for the three months ended March 31, 2004 was approximately $267,000, as compared with net cash provided by financing activites of approximately $156,000 for the same prior year period. The change is due to the Company reducing its total debt for the three months ended March 31, 2004 as compared to obtaining additional debt during the three months ended March 31, 2003.

PLAN  OF  OPERATIONS

     We anticipate that we will require approximately $240,000 over the next twelve months in order to carry out the plan of operations for Enertec Electronics and Enertec Systems 2001. This amount is comprised of the following amounts:

1. We anticipate that we will spend approximately $ 30,000 to fund the acquisition of inventory for new standard test systems and power supplies to be used for demonstrations to potential customers and for the introduction of prototypes for new customers projects.

2.  We  expect  to  spend  up  to $100,000 to research and develop new products.

3. In additions the Company plans to increase its sales staff by two people which will cost $80,000 and the technical staff by three for an additional cost of $120,000 for three more engineers.

4. The Company will utilize $30,0000 to bid on new contracts preparing presentations of new systems and preparing the technical and budgetary proposal for some large defense bids.

ITEM  3.     CONTROLS  AND  PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     We are not subject to any pending or threatened legal proceedings, except for the lawsuit described below.

     Orckit Communications brought an action in the Tel Aviv District Court against Gaia Converter, a company for which we act as sales representative, Alcyon Production Systems, a subcontractor of Gaia Converter, and Enertec Electronics, alleging that the DC converters supplied to it by Gaia Converter were defective and caused Orckit to replace the converters at a substantial financial expense. Gaia Converter has advised us that the converters in issue were free from any and all defects and were in good working order and that it was the faulty performance of Orckit's product into which the converters were incorporated that caused them to fail at a greater rate than anticipated by Orckit. Enertec Electronics filed a defense to this claim on the basis that there is no cause of action against it, as among other things, Enertec Electronics is merely the local Israeli sales representative of Gaia Converter and did not make any implied or express representations or warranties to Orckit regarding the suitability of the converters or otherwise, nor was Enertec Electronics required to do so by law. Technical specifications required by Orckit for the converters were determined and communicated directly by Orckit to Gaia Converter and all other communications regarding the converters were directly between Orckit and Gaia Converter. Moreover, Orckit conducted a qualification test of the converters and confirmed to Gaia Converter that the converters complied with their requirements subsequent to such testing. Enertec Electronics has had initial informal discussions with Orkit Communications about removing Enertec Electronics as a Defendant in the action. Neither Gaia Converter nor Alcyon Production Systems have filed a defense to this action, and consequently Orkit Communications requested and obtained default judgments from the Tel Aviv District Court against both Gaia Converter and Alcyon Production Systems. The granting of these judgments render the continuation of the action against Enertec Electronics highly improbable. However, if the proceedings are continued, Enertec Electronics intends to defend this action vigorously and we do not believe that it will have a material adverse impact on our business.

ITEM  2.     CHANGES  IN  SECURITIES

Not  applicable.

ITEM  3.     DEFAULTS  IN  SENIOR  SECURITIES

Not  applicable.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

ITEM  5.     OTHER  INFORMATION

Not  applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits:  None
b)     Reports  on  Form  8-K:  None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of May 2004.


                                        Lapis  Technologies,  Inc.

                                        By: /s/ Harry Mund
                                            ------------------------------------
                                            Harry Mund, Chief Executive Officer,
                                            President, and Chairman of the Board


     The undersigned, the Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  May  24th,  2004

                                          /s/ Miron Markovitz
                                          --------------------------------------
                                          Miron Markovitz
                                          Chief Financial and Accounting Officer
                                           and Director