Form 10KSB
period 2003-12-31
LAPIS TECHNOLOGIES INC
filed 2004-06-28
CIK 854800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

                            LAPIS TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

===============================================================================
         Delaware                    333-100979                  27-0016420
-------------------------------------------------------------------------------
(State or other jurisdiction    (Commission File Number)      (IRS Employer
     of incorporation)                                       Identification No.)
===============================================================================

        19 W. 34th Street, Suite 1008, New York, New York          10001
        -------------------------------------------------        ----------
           (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (212) 937-3580

      Securities registered under Section 12 (b) of the Exchange Act: NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                     Common Stock, par value $.001 per share

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         State the issuer's revenues for the most recent fiscal year:
$6,490,000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is currently no public market for our common stock.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,483,000 shares of common stock, $.001 par value per share, as of June 23, 2004.

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS...........................................1
Item 2.     DESCRIPTION OF PROPERTY...........................................8
Item 3.     LEGAL PROCEEDINGS.................................................9
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............9


                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........10
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........10
Item 7.     FINANCIAL STATEMENTS.............................................13
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................14
Item 8A.    CONTROLS AND PROCEDURES..........................................14


                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT.......15
Item 10.    EXECUTIVE COMPENSATION...........................................16
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................17
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................18
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................19
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................20

SIGNATURES  .................................................................21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         We were formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. and have filed two Certificates of Amendment changing our name to Opal Technologies, Inc. and then to Lapis Technologies, Inc. We conduct operations in Israel through our wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, of which we own a 55% equity interest. We are manufacturers and distributors of electronic components and products relating to power supplies, converters and related power conversion products, automatic test equipment (ATE), simulators and various military and airborne systems. Where the context requires, references to "we" or "us" throughout this document include reference to Enertec Electronics and Enertec Systems.

         Enertec Electronics maintains two divisions, the Systems Division and the Electronics Division. The Systems Division designs, develops and manufactures test systems for electronics manufacturers in accordance with their specifications. The Electronics Division markets and distributes the test systems, power supplies and other electronic components manufactured by us, and by other manufacturers who engage us to distribute their products. We have entered into representative and distribution agreements with seven such manufacturers, four of which have been reduced to written contracts.

         Test systems and testing solutions are used to examine systems, electrical devices or products during their final stages of production. Such systems are tested to ensure their integrity and to foster quality control. The process involves analyzing the product to determine which of its functions are vulnerable to error, and to determine which type of testing equipment would best discover and solve potential problems.

OUR SUBSIDIARIES

         In April 2002, we acquired all of the outstanding capital stock of Enertec Electronics, making it our wholly owned subsidiary. In this transaction, we acquired 99 ordinary shares of Enertec Electronics from Harry Mund, our President and Chief Executive Officer, in exchange for 4,750,000 shares of our common stock. The common stock issued to Mr. Mund represented 86.6% of our outstanding common stock after the transaction.

         Enertec Management Limited (f/k/a Elcomtech Ltd.), a private Israeli company, is a wholly owned subsidiary of Enertec Electronics. It manages the importing of raw materials, and our engineering and electronic design services.

         Enertec Systems, a private Israeli company, is owned by Enertec Management Limited ("Enertec Management") (55%), Harry Mund (27%), our President and Chief Executive Officer, and Zvi Avni (18%), a former employee of Enertec Electronics Limited. The President and Chief Executive Officer of Enertec Systems is Harry Mund, and the Chief Operating Officer is Zvi Avni. Enertec Systems commenced operations on January 1, 2002.

ELECTRONICS DIVISION

      This division is responsible for:

      o The marketing and distribution of power supplies manufactured by us and third-party firms that engage us to distribute their products; and

      o The marketing and distribution of power testing equipment that we manufacture to our customers.

         Our customers have products that require power supplies. We are contacted by them with their specifications, and based on that data, we provide a standard, or if necessary, a semi-custom or custom, power supply solution. Our technical sales staff in Israel has a comprehensive understanding of our customers' product base, which allows us to provide the most efficient power supply solution to our customers. Our professional marketing and sales teams include engineers who provide support to customers from the early stages of product definition and first sampling, through the production stages and up to after-sales support. Examples of products that require power supplies are computers, modems, printers, faxes, telephones, transmitter/receivers for commercial and military communications, radar, airborne infra-red cameras, surveillance equipment, telecom network routers, video-conference routers, cellular telephone transmitters/receivers, television on-routers, internet-routers, medical MRI scanners, x-ray equipment, robots, drivers for electric motors, and industrial control systems.

         We have also entered into representative contracts or distribution contracts with various international power supply manufacturers, these manufacturers granted us exclusive rights to sell their products in Israel. We solicit sales within Israel and upon receipt of purchase orders, we contact the supply manufacturers to fulfill such orders. We thereafter apply a mark-up to the products. We have exclusive rights in that the supply manufacturers do not promote their products directly within Israel. Further, if a customer contacts the supply manufacturers directly, such manufacturer will redirect the customer to us, or advise us to contact the customer regarding the order.

         We are also a major local Israeli distributor of power testing equipment. This includes DC and AC electronic loads, that is, equipment used for the testing of power supplies which utilize alternate current (AC) and direct current (DC) technology. We also provide various measurement devices that measure factors such as electrical values, voltage, current, power, resistance, and simulators - that is, pieces of equipment used during the testing process to simulate different input/output conditions while monitoring the responses of the unit to determine whether the equipment is functioning correctly. Additionally, we provide complete ATE Systems (automatic test systems), which are complete systems typically built to automatically test electronic systems in their entirety. Examples of such systems are power supplies, computers, modems, telecom systems, electronic motors, communication equipment, and various military systems used on aircrafts, ships or tanks.

SYSTEMS DIVISION

         This division is responsible for designing, developing and manufacturing test systems for electronics manufacturers based on their specifications. Our systems are highly sophisticated and we have achieved recognition as a major local manufacturer of ATE Systems. We also design and manufacture various airborne military systems - for example, electronic systems used in aircrafts such as a power supply, mission computer or a control system for a motor or a pump, a radio transceiver, an altitude measuring device, and sub-assemblies, which are parts of a system developed with a customer's specifications.

         Military related products are divided into two sub-sections: the customized systems and the standard (off-the-shelf) systems. Currently we are utilizing our resources to focus on our primary business, manufacturing and distributing standard and customized power supplies in the non-military arena, as well as the distribution of standard military related power supplies. In addition to this, we have increased our equity position in Enertec Systems, an entity in which we currently own a 55% equity interest. Enertec Systems meets the scrupulous customer standards who demand compliance with the stringent security clearance standards. Enertec Systems exclusively manufactures customized military related products.

         We are an ISO9001 approved company. The International Organization of Standardization (ISO) has created this model designation to apply to organizations that design, develop, produce, install, and service products. ISO expects organizations to apply this model, and to meet certain requirements, by developing a quality control system. ISO9001 is the international standard for quality assurance and quality design. This is the most common worldwide standard and is implemented across all kinds of organizations, including manufacturers, schools and shops. Most customers in our industry insist on doing business with companies that are least ISO9002 approved, a standard that is less demanding than IS9001. The ISO9002 standard is related mainly to the quality assurance of the manufacturing process, while the higher ISO9001 standard includes both the quality assurance of the manufacturing process component as well as the quality of the design. The ISO9001 standard is important for customers who are placing orders for custom made products.

         The ISO9001 quality assurance model is made up of 20 sets of quality system requirements. The key requirements are that an organization should:

         o Determine the needs and expectations of customers and other interested parties;

         o Establish policies, objectives and a work environment necessary to motivate the organization to satisfy these needs;

         o Design, resource and manage a system of interconnected processes necessary to implement the policy and attain the objectives;

         o Measure and analyze the adequacy, efficiency and effectiveness of each process in fulfilling its purpose and objectives; and

         o Pursue the continual improvement of the system from an objective evaluation of its performance.

         A typical process for designing, planning and implementing a quality system is likely to involve:

         o Planning the quality initiative and obtaining executive sponsorship;

         o    Establishing the quality policy for the organization;

         o Designing and planning the Quality Management System (QMS), usually based on international standards;

         o Establishing the quality organization, developing the quality manual and structure of quality records;

         o    Determining the scope of implementation;

         o    Assuring quality plans;

         o    Reviewing deliverables and determining any actions;

         o    Auditing quality records;

         o    Defining areas for process improvement; and

         o    Managing the improvement program.

NEW PRODUCTS

         In the third quarter of 2001, we introduced into the market an ATE for unmanned aircraft priced at approximately $90,000. This system is designed to test the datalink, or the communication channels, between the ground station and the unmanned aircraft. The market has responded well to this ATE. As of December 31, 2003, we have sold 10 units to one customer, generating revenues of approximately $900,000. These products were delivered throughout the year 2003 and our customer has expressed the intention to purchase 8 additional units during the next 12-18 months.

         In the fourth quarter of 2002, we launched a handheld pre-loadline tester. This device is intended to test the proper functioning of the communication between the aircraft and the payload, which payload could be bombs or missiles. This product cost approximately $100,000 in research and development and has been sold to a first key customer at a unit price of $ 30,000. The first order for 5 units was received and delivered during 2003. As of December 31, 2002, we have received orders from a key client for five units, for a total of $150,000. These units were delivered in the first quarter of 2003

         We have introduced a new test system for the helicopter's flight computer. The first customer was pleased with our presentation and expressed interest to place order during 2004. We expect to price the initial units at $240,000 and sell additional units at a cost of about $ 90,000 per unit over the next twelve months.

         We are trying to capitalize on our technical expertise in the testing of missiles and have introduced a comprehensive test system to test and simulate all stages of a ground-to-air anti-missile missile. We expect to price this new product at $325,000.

         We have also designed a new innovative, small size, airborne, multiple output power supply specially designed for infrared payloads. We expect to sell this product at an average unit price of about $ 3,000.

         Within the commercial arena we have introduced a customized ATX power supply and have introduced a custom designed compact PCI power supply. As of the end of 2003 we also introduced a high voltage power supply to a new, high volume manufacturer of support systems for the IC manufacturing process.

MARKETING STRATEGIES

         We market our products to a diverse group of manufacturers. Our products serve the various needs of local Israeli manufacturers of electronic systems in the following fields:

         o    Telecommunications;
         o    Medical;
         o    Military; and
         o    Industrial.

         We currently sell only to Israeli companies that, in turn, incorporate our components into their products for resale to the global markets. We advertise in all the local Israeli technical magazines and participate in electronic shows three to five times a year. A substantial part of the business is from "captive" customers who have been working with us for years. Many companies have engaged us from their inception, and have implemented our custom designed solutions. Many of our customers use us exclusively, and have become dependent on us for technical services, products and support, and consider us to be their own "power supply department."

         Word-of-mouth also drives our business. Our reputation is backed by many years of providing quality products and services. Our marketing strategy has been based on our brand name and reputation, which has grown substantially over the last eighteen years, including eight years prior to the formation of Enertec Electronics, when Mr. Mund conducted business under the name "Enertec International." Interest in our business has also been generated at seminars and exhibitions.

         Over the next 24 months, we plan to be more aggressive in our marketing efforts by introducing an array of new advertisements, a web site and new catalogs, as well as offering free samples of our products to new customers. We intend to provide to new customers for free, custom designed samples, or prototypes, in accordance with each of their specifications. For instance, a potential customer in the process of designing a new electronic product will require a power supply. We may provide a free sample power supply to the customer to incorporate into its design. When the product enters the production stage, our power supply will already be an intricate part of the product, generating orders for us. Free sampling, or prototypes, will allow potential customers to compare our products with those of our competition and discover our product specialization and competitive pricing.

         Within the Power Supply/Electronics Division, our main competitive advantage of the standard unit is price. The main competitive factor for the custom unit is sophistication and application results. Our Systems Division does not use pricing as a competitive component because each application is unique and proprietary. The Systems Division relies on detailed customization, innovative state of the art solutions using cutting edge technology, and its capacity to provide optimal and cost effective solutions based on technological specialization in all areas of military and avionics systems.

MARKET CONDITIONS

         Worldwide recession in high-tech, telecommunications, and Internet related products has affected the Electronics Division's power supplies sales. The overall market remained in a recession during 2003. Our power supplies sales during 2003 remained steady at the 2002 level. Our military related business has increased by about 15% in light of the current worldwide political situation and the demand for military products

         Additionally, manufacturers that sell end products such as missiles, aircrafts or computers, also provide a support system (e.g., an ATE) to the end-user. The end-user uses this support system for maintenance of the end product. Historically, support systems were made by manufacturers selling the end products. Recently, however, manufacturers have been focusing their resources on the end products rather than on support systems. This has opened up a market for us to develop these systems.

         The local Israeli market for ATE and simulators is estimated at $100 to $200 million annually. We have about 6% of this market, approximately the same level of market penetration as our competitors. This market is largely controlled by big local defense manufacturers However, there has been a noticeable trend by these and other defense manufacturers to outsource test systems to specialized firms so that large manufacturers can focus their resources on designing their core products.

         Eligible bidders for military contracts must be "approved companies," which are companies that a specific customer has pre-approved to design and manufacture for it. Few of our competitors fall within this category.

         The sales of military products; which include the combined sales of Enertec Systems 2001 Ltd and the Systems Division of Enertec Electronics Ltd, have increased by approximately 15% during 2003, from $3,675,000 to $ 4,240,000. These results are the direct product of our work ethic, technical superiority, innovations in testing solutions, and cost efficient productions. At the present time, our plant is working at near full capacity.

         Our stability is largely due to our diversified client base. We had stable increases in sales in the telecommunications, industrial control, medical and the military core business sectors and an increase the military business, despite the adverse worldwide market conditions. This is for two reasons. First, our sales force pays greater attention to our customer relationships, providing more opportunities for consultation than our competition does. Second, we offer more customized power supplies, which, we believe, makes it more difficult for our competitors to bid successfully on the same projects.

         A key element of our growth potential is our ability to enhance our sales and marketing team. We will need to expand our sales and marketing team significantly over the next several years to achieve our sales targets. We will face significant challenges and risks in building and managing our sales and marketing team, including managing geographically dispersed sales efforts and adequately training our sales people in the use and benefits of our products. To succeed in the implementation of our business strategy, our management team must rapidly execute our sales and marketing strategy.

CUSTOMERS

         Our customers are mostly local Israeli manufacturers of electronic systems from different segments of the electronics industry, representing such fields as military, commercial, medical, and telecommunications industries. Due to the high level of diversification of our customers, we are not dependent on any one specific market segment; so overall performance is less affected by fluctuation in the markets.

         Israeli Aircraft Industry (IAI) accounted for approximately 57% of our sales in 2002 and approximately 38% in 2003. Although the loss of this account is unlikely, we have made an effort to decrease this percentage by increasing our sales to several of our other major customers, for example Rafael, as well as some new customers.

BACKLOG

         As of December 31, 2003 we had a backlog of written firm orders for our products and services in the amount of approximately $ 1,137,000, as compared to a backlog of approximately $2,300,000 as of December 31, 2002. The decrease in the backlog as of Dec 2004 compared to Dec 2002 is due to:

         - During the year 2002, there was a significant increase in orders for military ATE systems, and a decrease in orders for commercial/telecommunications power supplies. The delivery lead-time of ATE systems is six to twelve months, which gives rise to a significant backlog. The delivery time for commercial products, such as power supplies, is from one to two weeks to one to two months, so that our backlog is generally small for this kind of product.

         -During the last quarter of 2003 the amount of orders for military/customized systems received has been much lower than the last quarter of 2002,due to end-of-year 2003 budget cuts of the Israeli Ministry of Defense.

         -The backlog is also a function of the economy. That is, in tougher economic times, companies tend to order what they need immediately, rather than making long-term commitments by placing large orders with deliveries over long periods of time.

         The amounts of orders included in the December 31, 2003 backlog figure are as follows:

         o    $194,000 representing test systems for missiles;
         o $92,000 representing airborne power supplies and test systems for infra-red payloads;
         o $193,000 representing airborne power supplies, flight computers and test systems for avionics.
         o    $198,000 representing data link test equipment.

         The backlog of firm orders for commercial products is approximately $460,000.

         This figure include a variety of order for commercial/telecom/medical/ industrial power supplies as well as several orders for standard test equipment for commercial products.

COMPETITION

         We face intense competition from the existing manufacturers and distributors of electronic components and products. Presently, several competing companies that have greater resources than we do, such as financial, operational, sales, marketing, and research and development resources, are actively engaged in the manufacture and distribution of electronic components and products. Our main competitors include Chaban Electronics Ltd., Advise Electronics Ltd., Appletec Ltd., Migvan Technologies Ltd., Boran Technologies Ltd., Telkoor Power Supplies Ltd., and Horizon Electronics Ltd.

         However, we have been able to compete effectively with these companies for the following reasons:

         o Our power supplies are high quality, low cost, and are backed by a large number of experienced technicians - unique combination in this industry. Most of our sales people are engineers, who have an understanding of our customer's requirements, allowing us to provide cost-effective solutions.
         o We have comprehensive experience in test systems, which enables our sales people to propose the most cost-effective testing solutions, incorporating the highest grade of software and the most sophisticated hardware.
         o We maintain a strong technical team that provides solutions to our customers' needs within our target niche.
         o Our products are sold in diversified activity fields, namely, commercial, industrial, military, medical, systems and components.

         Our products have been incorporated into many high volume production projects with long-term purchasing agreements of up to two years. That is, our customers' products are sold in high volume intervals, and to ensure delivery in a timely fashion, our customers place long-term orders with us to cover their production needs over a period of several months to up to a year. For example, we have backlog orders to December 2004 for ATE unmanned aircrafts, and from another client who incorporates our control systems into three of their robot models. Additionally, we mass-produce power supplies for a client's entry control system. Moreover, we are the sole manufacturer of power supplies for a Video On Demand provider. We currently have an order for five hundred (500) power supplies that are incorporated into their switchboard wideband network. There are three (3) separate power supply components in their switchboard.

SUPPLIES AND SUPPLIERS

         Our suppliers are diversified and we are not dependent upon a limited number of suppliers for essential raw materials, energy or other items. The manufacturers that supply to us are all established companies with facilities and products in compliance with all relevant international standards. However, while we are not dependent on any one supplier, disruptions in normal business arrangements by the loss of one or a few suppliers could cause possible short-term losses. These disruptions may be experienced if our existing suppliers are no longer able to meet our requirements. They may also occur if there is an industry shortage of electronic or mechanical components. Not only could these disruptions affect our product line and limit our production capacity, but also, in relation to the shortage of components, could result in higher costs due to the supply shortage or the need to use higher cost substitute components.

         The raw materials we use are either electronic components or mechanical components. The electronic components are purchased from suppliers and the mechanical components are mainly manufactured by local subcontractors.

EMPLOYEES

                                                         Number of Enertec
                                                        Electronics Limited          Number of
                                                          Employees as of       Employees Expected
                      Function                           December 31, 2003            in 2004
----------------------------------------------------- ------------------------- --------------------
Management & Administration                                       3                      3
Engineering                                                       3                      3
Production                                                        4                      4
Quality Assurance                                                 1                      1
Buyer                                                             1                      1
Marketing and Sales                                               2                      3
Programmers                                                       1                      1
                                                      ------------------------- --------------------
Total                                                            15                     16
                                                      ========================= ====================


                                                         Number of Enertec
                                                        Systems 2001Limited          Number of
                                                          Employees as of       Employees Expected
                      Function                           December 31, 2003            in 2004
----------------------------------------------------- ------------------------- --------------------
Management & Administration                                       3                      3
Engineering                                                      20                     21
Production                                                       15                     15
Quality Assurance                                                 1                      1
Buyer                                                             1                      1
Marketing and Sales                                               2                      2
Programmers                                                       6                      6
                                                      ------------------------- --------------------
Total                                                            48                     49
                                                      ========================= ====================


         All technical employees must sign a two-year confidentiality agreement and a two-year non-compete agreement, which prohibits our employees, if they cease working for us, from directly competing with us or working for our competitors. However, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, such as the secrecy of a company's confidential commercial information or its intellectual property. We may not be able to demonstrate that harm would be caused to us, and therefore, may be unable to prevent our competitors from hiring and benefiting from the expertise of our former employees. None of our employees are subject to a collective bargaining agreement. We do not employ any supplemental benefits or incentive arrangements for our officers or employees. All of our employees are full-time. Management considers its employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

         Research and Development costs totaled approximately $100,000 and $226,000 for the twelve months ended December 31, 2003 and 2002 respectively (or approximately 1.5% and 5% of revenues respectively) for both periods. These expenditures have adequately satisfied our research and development requirements.

The reasons for the reduced budget dedicated to R&D during 2003 include the following:

a. During 2002 we assigned part of our engineering resources to the task of designing new products in order to create a larger platform of new technologies. For example: the know-how for testing the datalink of UAV's and for testing flight computers. As a result of that R&D spending, orders were received during the fourth quarter of 2002 and during 2003 for products which incorporated the developed technologies.

b. During 2003 part of the technical resources previously engaged in R&D have been assigned to the task of engineering the new products evolved from the R&D for which we have received orders.

c. During 2003 we managed to pass on a significant part of the R&D cost for new product development to our customers.

SEASONAL ASPECTS

         The sales of military products experience seasonal variations: The Ministry of Defense/Government of Israel frequently delays the release of budgets near the end of the fiscal year, therefore new orders to the military industry are delayed, leading to delays of orders to the local subcontractors. When this happens it negatively affects the sales volume of the 1st quarter of the year. In addition, some of our customers are pushing for increased deliveries during the last weeks of the year in order to fulfill contractual delivery obligations to their customers and also to show better business results. This could skew our 4Q results upwards.

PATENTS AND TRADEMARKS

         We are not dependent on patents or trademark protection with regards to the operation of our business and do not expect to be at any time in the future.

GOVERNMENT REGULATION

         Every electronic product must comply with the UL standards of the United States and CE standards of Europe to be eligible for sale in the respective countries subject to these standards. Every system must be tested, qualified and labeled under the relevant standards. This is a complicated and expensive process and once completed, the approved product may not be altered for sale. The power supply system has the most stringent approval standards.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently maintain plants in both Haifa and Carmiel. We have no plans to secure more space, as we believe both locations are suitable for our needs.

         Our Haifa plant is 400 square meters and includes a production hall and management offices. We lease this property for $16,800 per annum from Mund Holding Limited, an entity wholly owned by our President and Chief Executive Officer, Harry Mund. We entered into this lease in January 2001. The Haifa plant houses the headquarters and accounting offices, the imports department, sales and administration employees, application engineers, and a service laboratory. This plant is suitable for our present and near future needs. There is enough space to accommodate an additional two to four sales engineers, if needed. This space is also used to sell standard power supplies products.

         Our Carmiel plant is 800 square meters and also includes a production hall, with a research and development and engineering facility for our Systems Division. The Carmiel property is leased at $38,400 per annum. We use the Carmiel plant for manufacturing. It houses engineers, software programmers, electronic hardware designers, mechanical designers, and electronic and mechanical assembly personnel. It consists of office rooms for one to three people, and contains one room for electronics assembly, one for mechanical assembly, and two for final testing of finished products. The Systems Division manufactures its customized products in this facility, and accordingly, it is not a plant for high volume production. It is located in the Carmiel industrial area, and is in close proximity to many of our Systems Division clients. Every engineer has individual workstations, which contain computers that are inter-connected by our own local network for fast communication. The plant has been updated to satisfy all our present and near future needs. In this facility, there is space for five additional offices, which would accommodate approximately 15 more people, and the existing assembly rooms could accommodate three to eight additional workers.

ITEM 3. LEGAL PROCEEDINGS

         We are not subject to any pending or threatened legal proceedings, except for the lawsuit described below.

         Orckit Communications brought an action in the Tel Aviv District Court on April 16th 2002, against Gaia Converter, a company for which we act as sales representative, Alcyon Production Systems, a subcontractor of Gaia Converter, and Enertec Electronics in the amount of one million, six hundred and twenty thousand dollars ($1,620,000), alleging that the DC converters supplied to it by Gaia Converter were defective and caused Orckit to replace the converters at a substantial financial expense. Gaia Converter has advised us that the converters in issue were free from any and all defects and were in good working order and that it was the faulty performance of Orckit's product into which the converters were incorporated that caused them to fail at a greater rate than anticipated by Orckit. Enertec Electronics filed a defense to this claim on the basis that there is no cause of action against it, as among other things, Enertec Electronics is merely the local Israeli sales representative of Gaia Converter and did not make any implied or express representations or warranties to Orckit regarding the suitability of the converters or otherwise, nor was Enertec Electronics required to do so by law. Technical specifications required by Orckit for the converters were determined and communicated directly by Orckit to Gaia Converter and all other communications regarding the converters were directly between Orckit and Gaia Converter. Moreover, Orckit conducted a qualification test of the converters and confirmed to Gaia Converter that the converters complied with their requirements subsequent to such testing. Enertec Electronics has had initial informal discussions with Orkit Communications about removing Enertec Electronics as a Defendant in the action. Neither Gaia Converter nor Alcyon Production Systems have filed a defense to this action, and consequently Orkit Communications requested and obtained default judgments from the Tel Aviv District Court against both Gaia Converter and Alcyon Production Systems. The granting of these judgments renders the continuation of the action against Enertec Electronics highly improbable. However, if the proceedings are continued, Enertec Electronics intends to defend this action vigorously and we do not believe that it will have a material adverse impact on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On June 1, 2004 the National Association of Securities Dealers, Inc. approved the quotation of our common stock on the OTC Bulletin Board. Although our common stock was approved for trading on the OTC Bulletin Board, historic sales prices are not available due to inactivity since our common stock was approved for quotation.

         As of June 23, 2004, we had 5,483,000 shares of common stock issued and outstanding owned by approximately 36 holders of record.

         We have not declared cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future

         The following table sets forth certain information relating to equity securities authorized for issuance under compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                           reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                   -0-                          -0-                          -0-
 approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------

------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
 approved by security holders               -0-                          -0-                        500,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                           -0-                          -0-                        500,000
------------------------------- ---------------------------- ---------------------------- ----------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Some of the information in this annual report under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

         o    Discuss our future expectations;
         o Contain projections of our future results of operations or of our financial condition; and
         o    State other "forward-looking" information.

         We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and "Description of Business". and elsewhere in this prospectus.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, our cash balance was $181,000, as compared to $313,000 at December 31, 2002. Total current assets at December 31, 2003 were $5,332,000, as compared to $4,652,000 at December 31, 2002.

         Our accounts receivable at December 31, 2003 was $3,083,000, as compared to $1,976,000 at December 31, 2002. This change in accounts receivable is primarily due to our decision in early 2003 to extend the terms of our accounts receivable from 60 days to 90 days. We have also granted certain of our governmental customers additional credit terms of up to 110 days. The majority of these firms are triple A companies and have large governmental contracts. Accordingly, we believe that these amounts will be collected in full. The decision to increase the payment terms of our accounts receivable was partly in response to our local competitors providing this accommodation and partly due to the softer Israeli economy.

         We do not expect much effect on our net profitability due to the increased period of credit granted to our customers from 60 to 90 days, and up to 110 days for certain of our governmental customers. This increased period has become an industry standard in Israel, and accordingly, financial institutions have also increased their periods of credit, alleviating pressures on us. Although this change of payment terms will minimize the overall cash flow to us, we expect that our tight control will enable us to detect adverse situations immediately. Such control entails credit control and constant monitoring of clients' financial position. If we detect a problem with a customer, we will more aggressively seek payment from, and suspend any work in process for, this customer.

         As of December 31, 2003 our working capital was $713,000, as compared to $302,000 at December 31, 2002. Bank Leumi and Bank Hapoalim have together extended us a total available bank debt of $3,201,000 as opposed to $2,680,000 at December 31. We have used this debt in a combination of ways; as short-term debt, as long-term debt and in the form of lines of credit, which we use from time to time to satisfy our temporary cash flow needs. Bank Leumi has provided us with $2,325,000 of total debt based on our pledging of $1,900,000 of our working capital and customers' receivables due from Israeli Aircraft Industry, and $425,000 by the pledging of some of the financial assets of our president, Harry Mund. Bank Hapoalim has provided us with $876,000 of total debt based on our pledging of $541,000 of our customers' receivables due from Tadiran Spectralink Ltd. and Elbit Systems Ltd., and $335,000 by the pledging of some of the financial assets of Mr. Mund. Mr. Mund has personally on deposit with our banks monies in excess of $1,000,000 which he has pledged as collateral against our bank debt.

         The current portion of long-term debt at December 31, 2003 consisted of $ 202,000 as opposed to $23,000 at December 31 2002. Our total short-term loan consisted of $ 1,643,000 of short-term loans and $ 202,000 of current portion of long-term debt as follows:

         $226,000 due January 2004, $54,000 due Feb 2004, $226,000 due March
2004, $186,000 due April 2004, $93,000 due May 2004, $230,000 due June 2004,
$699,000 due July 2004 and $131,000 due August 2004.

         At December 31, 2003, our total bank debt was $3,201,000 as opposed to $2,680,000 at December 31, 2002. These funds were borrowed as follows:
$1,845,000 which includes the current portion of long term debt, as various short term loans due through August 2004; $400,000 of long-term debt due through September 2007 and $956,000 borrowed using the bank lines of credit. As a result, we increased the amount borrowed for the year ended December 31, 2003 by $521,000 from $2,680,000 as of Dec 31 2002 compared with $ 3,201,000 as of Dec
31 2003. There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. At December 31, 2003 we are current with all of our bank debt and compliant with all the terms of our bank debt.

         At December 31, 2002, and at December 31, 2003, we had receivables from Harry Mund, our Chief Executive Officer and President, in the amounts of $296,000 and $147,000 respectively, and from Mund Holding Limited, an entity wholly owned by Harry Mund, in the amounts of $57,000 and zero dollars ($0.00) as of December 31, 2002 and December 31, 2003, respectively. The loan to Mr. Mund was extended as salary advances. The loan to Mund Holding Limited was made pursuant to the sale of a building by us to Mund Holding Limited. The building was sold for part cash and the balance by this loan. There are no written agreements setting out repayment terms of either loan. The parties have orally agreed that the amounts outstanding are due on demand. Throughout the year of 2003 Mr. Mund has made repayments in the amount of $149,000. We believe that the current payment status will not affect our future cash flow or liquidity.

FINANCING NEEDS

         Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to develop and test our suite of products, increase marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the cost of hiring and training additional sales and marketing personnel to promote our products and the cost and timing of the expansion of our marketing efforts.

FINANCINGS

         During the period June 2002 through September 2002, we entered into 31 subscription agreements with private investors, pursuant to which we issued an aggregate of 233,000 shares of our common stock at $.15 per share. These private investments generated total proceeds to us of $34,950. The costs relating to this offering were $45,000.

         Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures. At the present time, we do not have definitive plans to seek additional financing.

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2003 compared to Fiscal Year ended December 31, 2002.

         For the fiscal year ended December 31, 2003 we had total revenue of $6,490,000 versus revenue of $4,414,000 for the fiscal year ended December 31, 2002. This increase in revenue of $2,076,000, or 47%, is a result of our consolidation of Enertec Systems for the fiscal year ended December 31,2003 versus Enertec System not being part of consolidation for the fiscal year ended December 31,2002.

         Gross profit totaled $1,871,000 for the fiscal year ended December 31, 2003 as compared to $1,765,000 for the fiscal year ended December 31, 2002, an increase of $106,000 or 6%. Gross profit as a percentage of sales for the fiscal year ended December 31, 2003 was 29% as compared to 40.0% for the fiscal year ended December 31, 2002. The decrease in our gross profit percentage is a result of our consolidation of Enertec Systems for the fiscal year ended December 31, 2003 versus Enertec System not being part of consolidation for the fiscal year ended December 31,2002, since the gross profit margins in Enertec Systems is lower than that of Enertec Electronics, and because of lower introductory prices of several large orders booked by Enertec Systems during 2003 in order to gain a foothold in the market for some new products.

         Total operating expenses in each of the fiscal years ended December 31, 2003 and December 31, 2002 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2003 and 2002 were $1,110,000 and $1,091,000, respectively, an increase of $19,000, or
1.7%. The increase in operating expenses is attributable to the general increase in overhead which accompanied the expansion of the capacity of our business.

         Our net income was $252,000 in the fiscal year ended December 31, 2003 compared to $332,000 in the fiscal year ended December 31, 2002. This decrease was due to increase in our total debt as compared to 2002 and thereby increasing our interest expenses by $ 138,000. The total debt was increased to manage our cash flow as a result of the increase in days outstanding for our receivables as explained above.

         Our non-military business for the year 2003 remained steady as compared to year 2002. For the fiscal year ended December 31, 2003, our revenue, costs of sales and gross profits from our non-military business were $2,248,000,

$1,200,000 and $1,048,000 respectively, and $2,245,000, $1,058,000 and
$1,187,000 respectively for the fiscal year ended December 31, 2002. Revenue and costs of sales increased approximately 0.13%, 13.4% and gross profits have decreased 11.7 % for the fiscal year ended December 31, 2003, as compared to the same period in the prior year. This decrease in the gross profit is due to the booking of several large orders at lower unit prices in order to meet the customers' target prices as imposed by competitors and local market conditions.

          For the twelve months ended December 31, 2003, our revenue, costs of sales and gross profits from customized military business were $4,242,000, $3,419,000 and $823,000 respectively, and $2,169,000, $1,591,000 and $578,000, respectively for twelve months ended December 31, 2002. Revenue, costs of sales and gross profits have increased approximately 95%, 115% and 42.3% for the twelve months ended December 31, 2003, as compared to the same period in the prior year. The increase is a result of our consolidation of Enertec Systems for the fiscal year ended December 31,2003 versus Enertec System not being part of consolidation for the fiscal year ended December 31,2002.

          Our military sales for the year ending December 31 2002 have been focused on few major customers with one accounting for more than 50% of the sales. During 2003 we made effort to diversify the customer's base and in order to accomplish this strategic decision we had to accept several orders at lower introductory prices.

         On January 1, 2002, Enertec Management, a wholly owned subsidiary of Enertec Electronics, acquired 25% of Enertec Systems from Harry Mund. This 25% represented founding equity and was acquired by Enertec Management for $57. On December 31, 2002, Enertec Management increased its equity position to 55% of Enertec Systems' outstanding stock by purchasing additional shares from Zvi Avni for $71,000. A total of 300 shares of Enertec Systems' outstanding stock were acquired from Mr. Avni for $236.66 per share. The objective of the acquisition was to consolidate control of Enertec Systems, bring more structure to management, and increase the ownership position of Enertec Electronics' in a company dedicated to carrying out specialized military contracts. The purchase price was paid by Enertec Electronics through Enertec Management. The source of the funds was Enertec Electronics' cash from operations. No liabilities were assumed as a result of the purchases.

         At December 31, 2003 we had two customers that accounted for approximately 64% of accounts receivable. During the twelve months ended December 31, 2003 and 2002, we had two customers in both periods which accounted for approximately 51% and 80%, respectively, of our sales. For the twelve months ended December 31, 2003, approximately 51% of our sales were to: Israeli Aircraft Industry (38%) and Tadiran Spectralink Ltd. (13%). For the twelve months ended December 31, 2002, approximately 80% of our sales were to: Israeli Aircraft Industry (57%) and Tadiran Spectralink Ltd. (23%).

ITEM 7. FINANCIAL STATEMENTS

         All financial information required by this Item is attached hereto beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 1, 2004, Rogoff & Company, P.C. informed the Company that they were resigning as the Company's principal independent auditors because they were no longer going to do audit work for public companies. Going forward from April 1, 2004 our principal independent auditor will be Gvilli & Co. C.P.A. The decision to engage Gvilli & Co. was taken upon the unanimous approval of our Board of Directors.

         During the last two fiscal years ended December 31, 2003 and December 31, 2002 and through April 1, 2004, (i) there were no disagreements between the Company and Rogoff & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Rogoff & Company would have caused Rogoff & Company to make reference to the matter in its reports on the Company's financial statements, and (ii) Rogoff & Company's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the last two most recent fiscal years ended December 31, 2003 and December 31, 2002 and through April 1, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

         During the two most recent fiscal years and through April 1, 2004, the Company has not consulted with Gvilli & Co. regarding either:

         1. the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that KC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

         2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

         The Company has requested that Rogoff & Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.


ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         The members of our board of directors and our executive officers, together with their respective ages and certain biographical information are set forth below. Our directors receive no compensation for their services as board members but are reimbursed for expenses incurred by them in connection with attending board meetings. All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of, the board of directors. There are no family relationships among any of our directors or executive officers.

       Name                Age  Position
       ------------------ ----- ------------------------------------------------
       Harry Mund          56   Chairman of the Board, Chief Executive Officer,
                                President and Secretary

       Miron Markovitz     56   Director and Chief Financial Officer

         The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

         HARRY MUND, our Chairman of the Board, Chief Executive Officer, President and Secretary since our inception, and has been the Chief Executive Officer and President of our subsidiary, Enertec Electronics Limited, since 1987. Mr. Mund is also the Chief Executive Officer and managing director of Enertec Management Limited (f/k/a Elcomtech Limited), a wholly owned subsidiary of Enertec Electronics Limited. From 1983 to 1987, Mr. Mund was the President and Chief Executive Officer of Enercon International, a marketing and sales firm of military and commercial power supplies and test equipment. Enercon International's activities were transferred to Enertec International in 1987, which subsequently became Enertec Electronics Limited in 1992. From 1975 to 1983, Mr. Mund worked for Elbit Systems as a design engineer of advanced test systems and as the head of the ATE engineering group. Mr. Mund attended Ben-Gurion University from 1970 to 1974 and earned a Bachelor of Science as an Electronic Engineer.

         MIRON MARKOVITZ, a Director and our Chief Financial Officer since our inception, has been the Chief Financial Officer of our subsidiary, Enertec Electronics Limited, since 1992, responsible for its accounting and financial management. He attended Haifa University from 1975 to 1978 and earned a BA in economics and accounting.

SIGNIFICANT EMPLOYEES

         The following is a brief description of the business experience of each of our significant employees:

         ZVI AVNI, 40, was the System Division Manager for our subsidiary, Enertec Electronics Limited, from February 1997 to January 2002. His responsibilities included the design and manufacture of automatic test systems. Mr. Avni has 18 years of experience with ATE systems for the military market and worked at Elbit Systems for 12 years as an ATE group leader. Since January 2002, Mr. Avni has worked for Enertec Systems 2001 Ltd., which is owned by Enertec Management Limited (55%), Harry Mund (27%) and Mr. Avni (18%), and continues to be responsible for the design and manufacture of the Automatic Test Systems. Mr. Avni graduated from Haifa Technion Institute of Technology in 1982 and earned a degree as a Practical Electronic Engineer.

         YAAKOV OLECH, 51, has been employed by our subsidiary, Enertec Electronics Limited, since March 1991. Mr. Olech is head of our customer service electronic lab and technical support, providing after-sales customer support and repair services for products under warranty or by utilizing service contracts for repair of power supplies. He attended Radiotechnical Institute, Minsk, USSR from 1976 to 1979 and has earned a Master in Science in electronic engineering.

         DR. ALEXANDER VELICHKO, 55, has 28 years of experience as leading research and development engineer and head of the research and development group at several companies. From 1981 to 1990, he was a lecturer of electronics and automation at the Engineering Institute, Karatau, Kazahtan. From 1990 to 1999, Dr. Velichko was chief engineer of the Laboratory of Electronics and

Automatization Karatau, Kazakhtan, responsible for development of compact analog/digital measurement devices. Since February 2000 he has been Enertec Electronics Limited's chief scientist and head of research and development. Dr Velichko is responsible for the design of custom-made power supplies. He earned a PhD in Automatic Control at the Moscow Institute of Mining, which he attended from 1964 to 1969, and earned a Master in Science at Tomsk Institute of Electronic Engineering.

         Our future success depends, in significant part, on the continued service of Mr. Mund, and certain other key executive officers, managers, and sales and technical personnel, who possess extensive expertise in various aspects of the our business, including Mr. Markovitz, Mr. Avni, Mr. Olech, and Dr. Velichko. We may not be able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to implement our business plan. It could also result in our failure to create and maintain relationships with strategic partners that are critical to our success. We do not presently maintain key-man life insurance policies on any of our officers.

AUDIT COMMITTEE

         We do not have a separately designated standing audit committee, or a committee performing similar functions. We also do not have an audit committee financial expert (as defined in Item 401 of Regulation S-B).

CODE OF ETHICS

         We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed herewith as Exhibit 14.1

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

         Based on our review of copies of all disclosure reports filed by our directors and executive officers pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following directors and executive officers of the Company failed to timely file reports: Mr. Harry Mund and Miron Markovitz have never filed a Form 3 with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows compensation earned by our Chief Executive Officer and President during fiscal 2003, 2002 and 2001. Since Lapis Technologies, Inc. did not compensate any executive during fiscal 2003, 2002 and 2001, the information in the table includes compensation paid or awarded by Enertec Electronics Limited only. No executive officer other than Mr. Mund received total annual compensation in excess of $100,000 during fiscal 2003, 2002 and 2001.

                          EXECUTIVE COMPENSATION TABLE
                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                              ---------------------------- ------------
                                                ANNUAL COMPENSATION                     AWARDS               PAYOUTS
                                        ------------------------------------- ---------------------------- ------------
                                                                   OTHER                      SECURITIES                   ALL
                                                                   ANNUAL       RESTRICTED    UNDER-LYING                 OTHER
             NAME AND                                             COMPEN-         STOCK        OPTIONS/       LTIP       COMPEN-
        PRINCIPAL POSITION        YEAR   SALARY ($)  BONUS ($)    SATION ($)    AWARD(S) ($)    SARS (#)    PAYOUTS ($)  SATION ($)
--------------------------------- ----- ----------- ----------- ------------- --------------- ------------ ------------ -----------
Harry Mund,                       2003     216,000      -0-         -0-             -0-           -0-           -0-         -0-
     Chief Executive Officer and  2002     145,550      -0-         -0-             -0-           -0-           -0-         -0-
     President                    2001     405,900    330,000       -0-             -0-           -0-           -0-         -0-

2002 STOCK OPTION PLAN

         We adopted, subject to stockholder approval, our 2002 Stock Option Plan on October 16, 2002. The plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "nonstatutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. We have not yet granted any options or stock appreciation rights under the plan.

         The plan is will be administered by our board of directors, which will select the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therein and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee.

         Options may be granted to our employees (including officers) and directors, any of our subsidiaries, and certain of our consultants and advisors. Incentive stock options can be issued to all employees (including officers). Nonstatutory stock options can be issued to employees, non-employee directors, or consultants and advisors.

         The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors, in its sole discretion, but may not be less than 85% of the fair market value of the Company's common stock at the date of grant. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the Board of Directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

         The board of directors may grant options with a reload feature. Optionees granted a reload feature shall receive, contemporaneously with the payment of the option price in common stock, a right to purchase that number of common shares equal to the sum of (i) the number of shares of common stock used to exercise the option, and (ii) with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of such nonstatutory stock option.

         Also, the plan allows the board of directors to award to an optionee for each share of common stock covered by an option, a related alternate stock appreciation right, permitting the optionee to be paid the appreciation on the option in lieu of exercising the option. The amount of payment to which an optionee shall be entitled upon the exercise of each stock appreciation right shall be the amount, if any, by which the fair market value of a share of common stock on the exercise date exceeds the exercise price per share of the option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2003. The information in this table provides the ownership information for:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;
         o    each of our directors;
         o    each of our executive officers; and
         o    our executive officers and directors as a group.

         The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on December 31, 2003 and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 31, 2003. Presently, there are no options or derivative securities outstanding. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

         Unless otherwise indicated, the address of each beneficial owner is c/o Enertec Electronics Limited, 27 Rechov Ha'Mapilim, Kiriat Ata, Israel, P.O. BOX 497, Kiriat Motzkin 26104, Israel.

                                    Number of Shares Beneficially       Percentage
     Name of Beneficial Owner                   Owned                  Outstanding
----------------------------------- ------------------------------- -------------------
Harry Mund                                     4,750,000                  86.63%
Miron Markovitz                                    9,000                   0.16%
                                    ------------------------------- -------------------
All directors and executive                    4,759,000                  86.79%
                                               =========                  ======
officers as a group (2 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 26, 2002, we issued 4,750,000 shares of our common stock to Harry Mund in exchange for his 99 shares of Enertec Electronics Limited, our wholly owned subsidiary, which constituted all of its issued and outstanding shares. The 4,750,000 shares were valued at a price of $.10 per share or a total of $475,000.

         At December 31, 2001, our subsidiary Enertec Electronics Limited had a loan receivable from Harry Mund, our Chief Executive Officer and President, in the amount of $687,000 bearing interest at a rate of 4% per annum. This loan was extended to Mr. Mund in October 2001. At December 31, 2003 the loan receivable was $296,000. The loan was extended as a salary advance to Mr. Mund. There are no written agreements setting out repayment terms. The parties have orally agreed that the amount outstanding is due on demand.

         During 2001, our subsidiary Enertec Electronics Limited sold a building to Mund Holding Limited, an entity wholly owned by Harry Mund, our Chief Executive Officer and President, for approximately $170,320. An independent appraiser and governmental body, The Capital Gains Authority, determined the sale price. The building was paid in part with cash in the amount of $93,245, and the balance by a non-interest bearing loan. This loan is unrelated to the interest bearing loan receivable from Mr. Mund discussed above. A portion of the loan was paid down on June 6, 2003 in the amount of $12,600, and again on July 1, 2003 in the amount of $10,971. There are no written agreements setting out repayment terms. The parties have orally agreed that the amount outstanding is due on demand. As of December 31, 2003, the amount of the loan outstanding was $51,000.

         Enertec Electronics rents the building's office and manufacturing space from Mund Holding Limited for $16,800 annually for twenty-four months ending December 31, 2003. We have exercised our option to lease the building for an additional twenty-four months ending December 31, 2005 for approximately $18,000 annually.

         On December 31, 2000, Enertec Management Limited (f/k/a Elcomtech Limited), a wholly-owned subsidiary of Enertec Electronics Limited, and of which Harry Mund is the Chief Executive Officer and managing director, loaned an aggregate amount of $23,000 to Enertec Electronics Limited at an interest rate of 4% per annum due December 31, 2002. This loan was repaid on December 31, 2002.

         Enertec Systems 2001 Ltd. ("Enertec Systems"), an Israeli company, is owned by Enertec Management Limited (55%) ("Enertec Management"), Harry Mund (27%) and Zvi Avni (18%), an employee of Enertec Systems. Enertec Systems commenced operations on January 1, 2002. Enertec Management initially acquired 25% of Enertec Systems from Harry Mund on January 1, 2002. This 25% represented founding equity and was acquired by Enertec Management for 250 NIS. On December 31, 2002, Enertec Management increased its securities position to 55% of Systems' outstanding stock by purchasing additional shares from Zvi Avni for $71,000. A total of 300 shares of Systems' outstanding stock were acquired from Mr. Avni for $236.66 per share. The purchase price was paid by Enertec Electronics through Enertec Management. The source of the funds was Enertec Electronics' cash from operations. No liabilities were assumed as a result of the purchases.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                                      DESCRIPTION
------------------------------------------------------------------------------------------------------------------
3.1               Certificate of Incorporation of Enertec Electronics, Inc. filed January 31, 2002*
3.2               Certificate of Amendment of Enertec Electronics, Inc. filed April 23, 2002*
3.3               Certificate of Amendment of Opal Technologies, Inc. filed October 17, 2002*
3.4               By-Laws of Lapis Technologies, Inc.*
4.1               Specimen Common Stock Certificate**
10.1              Stock Option Plan of 2002*
10.2              An Agreement for an Unprotected Tenancy, dated in June 2002 between Amnoni Brothers - Carmiel
                  Transporters Ltd. and Enertec Systems Ltd.**
10.3              Lease Agreement dated October 31, 2002 between Mund Holdings Ltd., and Enertec Electronics Ltd.**
10.4              Manufacturer's Representative Agreement dated December 20, 1988 between Cytec Corporation and
                  Enertec International.**
10.5              Exclusive Distribution Agreement dated June 26, 2002 between Gaia Converter by the Company
                  Enertec  (Israel) Gaia Converter Sa and Enertec Electronics Ltd.**
10.6              Annual Agreement dated February 05, 2001 between BigBand Networks Ltd. and Enertec Electronics Ltd.**
10.7              Supply Agreement between Enertec Ltd.  and The Israeli Aeronautical Industries Ltd.**
10.8              Distributor Agreement dated January 1, 1998 between Christie Electric Corp.  and Enertec Electronics Ltd.**
10.9              Sale Representative Agreement dated July 6, 1998 between EMCO High Voltage Co.  and Enertec International.**
14.1              Code of Ethics and Business Conduct for Officers, Directors and Employees.***
21                List of Subsidiaries**
31.1              Certification by Harry Mund, Chief Executive Officer, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.***
31.2              Certification by Miron Markovitz, Chief Financial Officer, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.***
32.1              Certification by Harry Mund, Chief Executive Officer, pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.***
32.2              Certification by Miron Markovitz, Chief Financial Officer, pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.***


* Previously filed with Amendment No. 2 to the Form SB-2 registration statement filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.

** Previously filed with Amendment No. 1 to the Form SB-2 registration statement filed with the Securities and Exchange Commission on February 11, 2003, and incorporated herein by reference.

*** Filed herewith.

(b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual on Form 10K, and for other services normally provided in connection with statutory filings were $10,500 and $10,500 for the years ended December 31, 2003 and December 31, 2002, respectively.

AUDIT-RELATED FEES

         We incurred fees of $0 and $0 for the years ended December 31, 2003 and December 31, 2002, respectively, for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

         The aggregate fees billed for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning were $1,500.00 and $0, for the years ended December 31, 2003 and December 31, 2002, respectively. The services for which such fees were paid consisted of filing the 2003 tax return.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2003 and December 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LAPIS TECHNOLOGIES, INC.


Dated:   June 25, 2004                 By: /s/ Harry Mund
                                           -----------------------------------
                                           Harry Mund,
                                           Chief Executive Officer, President,
                                           Secretary and Chairman


Dated:   June 25, 2004                 By: /s/ Miron Markovitz
                                           -----------------------------------
                                           Miron Markovitz,
                                           Chief Financial Officer and Director

                          Independent Auditors' Report

To the Stockholders' and the Board of Directors of Lapis Technologies, Inc.

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows of Lapis Technologies, Inc. and Subsidiary (the "Company") for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit. We did not audit the consolidated financial statements of Enertec Electronics, Ltd. and Subsidiary, a 100% wholly owned subsidiary as of December 31, 2002, which statements reflected net income of approximately $440 for the years ended December 31, 2002. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Enertec Electronics Ltd. is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Lapis Technologies, Inc. and Subsidiary referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rogoff & Company, PC
-------------------------
New York, New York
April 1, 2003

                          Independent Auditors' Report

To the Stockholders' and the Board of Directors of Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and Subsidiaries (the "Company") at December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of the Lapis Technologies, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Gvilli & Co.
----------------------
June 25, 2004
Casarca, Israel

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)

           ASSETS
                                                                    December 31,
                                                                        2003
                                                                     ---------
Current Assets:
    Cash and cash equivalents                                          $   181
    Accounts receivable                                                  3,083
    Inventories                                                          1,658
    Prepaid expenses and other current assets                              235
    Due from stockholder                                                   175
                                                                     ---------

      Total Current Assets                                               5,332

Property and equipment, net                                                550
Deferred income taxes                                                       20
                                                                     ---------

                                                                       $ 5,902

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
    Bank line of credit                                                $   956
    Short term bank loans                                                1,643
    Current portion of term loans                                          202
    Accounts payable and accrued expenses                                1,704
    Income taxes payable                                                   114
                                                                     ---------

      Total Current Liabilities                                          4,619

Term loans, net of current portion                                         400
Severance payable                                                           59
                                                                     ---------

                                                                         5,078
    Commitments and contingencies

Minority interest                                                          157

Stockholders' Equity:
    Preferred stock; $.001 par value,
     5,000,000 shares authorized, none issued                               --
    Common stock; $.001 par value,
     100,000,000 shares authorized, 5,483,000
     shares issued and outstanding                                           5
    Additional paid-in capital                                              78
    Accumulated other comprehensive loss                                   (63)
    Retained Earnings                                                      647
                                                                     ---------

      Total Stockholders' Equity                                           667
                                                                     ---------
                                                                       $ 5,902
                                                                     =========

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands, Except Earnings Per Share and Share Amounts)

                                                             Years Ended
                                                             December 31,
                                                     --------------------------
                                                         2003            2002
                                                     -----------    -----------
Sales                                                $     6,490    $     4,414
Cost of sales                                              4,619          2,649
                                                     -----------    -----------

    Gross profit                                           1,871          1,765
                                                     -----------    -----------

Operating Expenses:
    Selling expenses                                          40             68
    General and administrative                             1,070          1,023
                                                     -----------    -----------

      Total operating expenses                             1,110          1,091
                                                     -----------    -----------

    Income from operations                                   761            674
                                                     -----------    -----------

Other Income (Expense):
    Interest expense, net                                   (327)          (189)
    Gain on sale of property and equipment                    --             51
    Equity in income of investee                              --             42
    Foregiveness of debt                                      15             --
                                                     -----------    -----------

      Total other income (expense)                          (312)           (96)
                                                     -----------    -----------

    Income before provision for
     income taxes and minority interest                      449            578

    Provision for income taxes                               120            246
    Minority interest                                        (77)            --
                                                     -----------    -----------

Net income                                           $       252    $       332
                                                     ===========    ===========


Basic net loss per share                             $      0.05    $      0.06
                                                     ===========    ===========

Basic weighted average
 common shares outstanding                             5,483,000      5,218,129
                                                     ===========    ===========


                     LAPIS TECHNOLOGY, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                      YEAR ENDED DECEMBER 31, 2002 AND 2003
                      (In Thousands, Except Share Amounts)

                                                                              Accumulated
                                              Common Stock        Additional  Other                      Total
                                         ---------------------    Paid-in     Comprehensive Retained     Stockholders' Comprehensive
                                          Shares      Amount      Capital     Loss          Earnings     Equity        Income
                                         ---------   ---------   ---------    ---------     ---------    ---------    ---------


Balance, January 1, 2002                 4,750,000   $       5   $      (5)   $     (76)   $     472    $     396

Common stock issued for services           500,000          --          50           --           --           50

Sale of common stock under a private
 placement, net of expenses of $45         233,000          --         (11)          --           --          (11)

Recapitalization on
 acquisition of subsidiary                      --          --          44           --           --           44

Dividend paid                                   --          --          --           --         (409)        (409)

Foreign currency translation adjustment         --          --          --          (28)          --          (28)   $     (28)

Net income                                      --          --          --           --          332          332          332
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance, December 31, 2002               5,483,000           5          78         (104)         395          374    $     304
                                                                                                                     =========

Foreign currency translation adjustment         --          --          --           41           --           41    $      41

Net income                                      --          --          --           --          252          252          252
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance, December 31, 2003               5,483,000   $       5   $      78    $     (63)   $     647    $     667    $     293
                                         =========   =========   =========    =========    =========    =========    =========


                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                         Years Ended
                                                         December 31,
                                                      ------------------
                                                       2003        2002
                                                      -------    -------
Cash flows from operating activities:
   Net income                                         $   252    $   332
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                      137         77
       Minority interest                                   77         --
       Foregiveness of debt                               (16)        --
       Equity in income of investee                        --        (42)
       Common stock issued for services                    --         50
       Recapitalization                                    --         44
       Gain on sale of property and equipment              --        (51)
       Deferred income tax                                 (4)        17
   Change in operating assets and liabilities:
     Accounts receivable                                 (910)      (392)
     Inventories                                          266       (382)
     Prepaid expenses and other current assets             86         20
     Accounts payable and accrued expenses                (98)      (495)
     Income taxes payable                                  52        113
     Customer deposits                                   (212)       192
     Severance payable                                    (36)       (59)
                                                      -------    -------

Net cash used in operating activities                    (406)      (576)
                                                      -------    -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment            --        192
   Purchase of property and equipment                    (213)       (48)
   Decrease in due from stockholder                       121        391
   Decrease in due from affiliates                         57        142
                                                      -------    -------

Net cash (used in) provided by investing activities       (35)       677
                                                      -------    -------

Cash flows from financing activities:
   Increase (decrease) in bank line of credit, net       (495)       494
   Proceeds from long term debt                         5,180      6,236
   Repayment of long-term debt                         (4,395)    (6,178)
   Expense on sale of common stock                         --        (11)
   Dividends paid                                          --       (409)
                                                      -------    -------

Net cash provided by financing activities                 290        132
                                                      -------    -------

Effects of exchange rates on cash                          19         (6)
                                                      -------    -------

Increase (decrease) in cash                              (132)       227
Cash, beginning of period                                 313         86
                                                      -------    -------

Cash, end of period                                   $   181    $   313
                                                      =======    =======

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                               Years Ended
                                                               December 31,
                                                            ----------------
                                                             2003      2002
                                                            ------    ------
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                              $  327    $  249
                                                            ======    ======
      Income taxes                                          $  172    $  235
                                                            ======    ======

 Supplemental disclosure of non-cash financing activities:
    Common stock issued for services                        $   --    $   50
                                                            ======    ======

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)

NOTE 1 - DESCRIPTION OF BUSINESS AND ACQUISITION

     Lapis Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 31, 2002. The Company's operations are conducted through its wholly owned Israeli Subsidiary, Enertec Electronics Ltd. ("Enertec") and its majority owned Israeli subsidiary Enertec Systems 2001 Ltd. ("Systems"). Enertec is engaged in the manufacturing, distribution and marketing of electronic components and products relating to power supplies, converters and related power conversion products, automatic test equipment, simulators and various military and airborne systems, within the State of Israel.

     On January 1, 2002 Enertec assisted in the organization of Systems in exchange for 25% of the common stock of Systems. This investment was accounted for under the equity method. Systems is engaged in the manufacturing of electronic components primarily for military use. On December 31, 2002 Enertec increased its common stock ownership interest in Systems to 55% for $71, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at December 31, 2002. This amount was paid during January 2003. Due to the Company's increased ownership of Systems at December 31, 2002 the Systems balance sheet has been consolidated at December 31, 2002 and System's statement of income is being consolidated beginning in 2003.

     The acquisition of the additional 30% was accounted for using the purchase method of accounting. The purchase price as of December 31, 2002 has been allocated over the fair value of the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition. The purchase price of the additional 30% has been allocated at December 31, 2002 as follows:

           Current assets                                         $         741
           Fixed assets                                                     196
           Accounts payable and accrued expenses                           (470)
           Long-term debt                                                  (361)
           Severance payable                                                (35)
                                                                  --------------

                                                                  $          71
                                                                  =============

NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements present the results of operations of the Company for the years ended December 31, 2003 and 2002 and their wholly owned subsidiary Enertec Electronics Ltd. and their ownership interest in Enertec Systems 2001 Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Concentration of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited to customers dispersed primarily across Israel. All trade receivables are concentrated in the manufacturing and distribution of electronic components segment of the economy; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of this segment of the economy.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Cash and Cash Equivalents

     For the purpose of the statement of cash flows the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Allowance for Doubtful Accounts

     The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2003 the Company has not recorded an allowance for doubtful accounts.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The Company uses the same depreciation method for both financial reporting and tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization will be removed from the accounts and the resulting profit or loss will be reflected in the statement of income. The estimated lives used to determine depreciation and amortization are:

            Leasehold improvements              10  years
            Machinery and equipment             10  years
            Furniture  and fixtures             14  years
            Transportation equipment             7  years
            Computer equipment                   3  years

     Equity in Subsidiary

     An investment where the Company controls 20% or more but less than 50% of the voting stock of another entity will be recorded using the equity method. Under the equity method the initial investment is recorded at cost. Subsequently, the investment is increased or decreased to reflect the Company's share of income, losses and dividends actually received.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Income Taxes

     The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

     Warranty Reserves

     The Company includes a one-year warranty on all products sold. A provision for estimated warranty costs, if material, is recorded at the time of sale. Based upon historical experience the Company has not incurred material costs relating to its warranty and has therefore not recorded a warranty provision at December 31, 2003.

     Revenue Recognition and Customer Deposits

     Revenue is recorded as product is shipped, the price has been fixed or determined, collectability is reasonably assured and all material specific performance obligations have been completed. The product sold by the Company is made to the specifications of each customer; sales returns and allowances are allowed on a case-by-case basis, are not material to the financial statements and are recorded as an adjustment to SALES. Cash payments received in advance are recorded as customer deposits.

     Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2003 and 2002 revenue relating to service contracts is less than one percent of net sales.

     Shipping and Handling Costs

     Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force ("EITF") issue No. 00-10, "Accounting for Shipping and Handling Costs."

     Stock Based Compensation

     Effective  January  1,  2003 the  Company  adopted  the fair  method  value alternative of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. For the years ended December 31, 2003 and 2002 the Company did not issued any stock options.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Research and Development Costs

     Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries. Research and development cost for the years ended December 31, 2003 and 2002 were approximately $100 and $226, respectively.

     Earnings per Share

     The Company presents basic earnings per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

     Under SFAS 128 basic net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common stock equivalents would arise from the granting of stock options. For the years ended December 31, 2003 and 2002 the Company did not grant any stock options. Diluted earnings per share is not included as it is the same as basic for all periods shown.

     Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there is no impairment of long-lived assets at December 31, 2003.

     Minority Interest

     Minority interest represents the minority stockholders' proportionate share of the equity of the Company's subsidiary at December 31, 2003. The minority interest is adjusted for the minority's share of the earnings or loss of Systems.

     Financial Instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2003 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2003. The carrying value of the long-term debt approximate fair value at December 31, 2003 based upon debt terms available for companies under similar terms.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income for the year and foreign currency translation adjustments.

     Foreign Currency Translation

     The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded as a separate component of stockholders' equity.

     Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification

     Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

     New Accounting Pronouncements

     During November 2002, the FASB issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material effect on the Company's financial position or results of operations.

     During November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for the initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material affect on the Company's financial position or results of operations.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     During January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities so the adoption of this statement will have no effect on the Company's financial position or results of operations.

     During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities with similar characteristics entered into or modified after June 30, 2003 to be accounted to be accounted for on a comparable basis. The Company does not have any derivative instruments or hedging activities so the adoption of this statement will have no effect on the Company's financial position or results of operations.

     During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.

     During December 2003 the FASB issued SFAS No. 132 (revised) "Employers' Disclosures about Pensions and Other Post Retirement Benefits," that improves the financial statement disclosures for defined benefit plans. The revision changes the existing disclosure requirements for pensions by requiring company's to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company does not have a defined benefit pension plan so the adoption of this statement will have no effect on the Company's financial position or results of operations.

NOTE 4 - INVENTORIES

     Inventories consist of the following at December 31, 2003:

              Raw materials                                      $         633
              Work in process                                              552
              Finished goods                                               473
                                                                 -------------

                                                                 $       1,658

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2003:

              Leasehold improvements                             $          94
              Machinery and equipment                                        3
              Furniture and fixtures                                       166
              Transportation equipment                                     280
              Computer equipment                                           322
                                                                 -------------
                                                                           865
              Less accumulated depreciation and amortization              (315)
                                                                 -------------
                                                                 $         550

NOTE 6 - INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31:

                                                            2003          2002
                                                        -----------  -----------
                  Current:
                    Foreign                             $       124  $       232
                  Deferred:
                    Foreign                                      (4)          14
                                                        -----------  -----------
                                                        $       120  $       246
                                                        ===========  ===========


     At December 31, 2003, the Company has a net operating loss carryforward of approximately $65, which may be utilized to offset future taxable income for United States Federal tax purposes. This net operating loss carryforward begins to expire in 2022. The only timing difference which creates a deferred tax asset is the net operating loss carryforward. This net operating loss carryforward creates a deferred tax asset of approximately $10. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

     Deferred tax assets are classified as current or non-current, according to the classification of the related asset or liability for financial reporting. At December 31, 2003 the Company's wholly owned Israeli subsidiary has a deferred tax asset of approximately $20, due to timing differences relating to severance payable. The Israeli subsidiary has not recorded a valuation allowance as it is more likely than not that the timing differences will be utilized.

     The following is a summary of the components of non-current deferred tax assets at December 31, 2003:

              Severance payable                                 $          20
              Net operating loss carryforward                              10
              Valuation allowance                                         (10)
                                                                -------------
              Deferred tax assets                               $          20
                                                                =============

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)


NOTE 6 - INCOME TAXES - continued

     Differences between the United States Federal statutory income tax rate and the effective tax rate are as follows for the years ended December 31:

                                                          2003          2002
                                                        ---------    ---------
                  Federal statutory rate                     34.0%       34.0%
                  Valuation Allowance                       (34.0)       (34.0)
                  Effect on foreign taxes                    26.7         42.6
                                                        ---------    ---------
                                                             26.7%       42.6%
                                                        =========    =========

NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2003:

              Bank line of credit due July 23, 2004
                at 6.7% per annum                                  $        956

              Short-term bank loans, payable within
                twelve months at rates ranging from
                7% per annum and 9.5% per annum                           1,643

              Term loans, due between February 2005 and
                September 2007 at rates ranging from 7.0%
                per annum and 8.5% per annum                                602
                                                                   ------------
                                                                          3,201
     Less current portion of term loans                                     202
                                                                   ------------
                                                                   $      2,999
                                                                   ============

     The Company has pledged its accounts receivables as collateral against its long term debt, which is payable to one financial institution. In addition, the president has guaranteed personal assets, as defined in the agreement, against the Company's long term debt.

     The aggregate maturities of long-term debt are as follows at December 31, 2003:

                    Year Ended
                    ----------
                       2004                                        $    2,801
                       2005                                               154
                       2006                                               158
                       2007                                                88
                                                                   ----------
                                                                   $    3,201

NOTE 8 - SEVERANCE PAYABLE

     Severance payable represents amounts computed on employees' most recent salary and the number of years working in Israel. The Company's liability is partially offset by amounts deposited to insurance policies, which are under the company's control.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)

NOTE 9 - STOCK OPTION PLAN

     On October 16, 2002 the Board of Directors of the Company authorized the formation of the 2002 Stock Option Plan (the "Plan"), subject to stockholder approval. The Plan provides for the granting of incentive stock options, non-statutory stock options and stock appreciation rights. The incentive stock options can be granted to employees, including officers, or any subsidiary of the Company. The non-statutory stock options can be granted to all employees, including officers, non-employee directors, consultants or any subsidiary of the Company. Non-statutory stock options can only be granted to consultants that have rendered a bona fide service to the Company, so long as the service is not in connection with the offer or sale of securities in a capital raising transaction. The number of shares of common stock reserved for issuance under the Plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the Company's capital structure.

     Incentive stock options must be granted prior to ten years from the date the Plan was initially adopted by the Board of Directors. The option price for shares issued as incentive stock options shall not be less than the fair market value of the Company's common stock at the date of grant unless the option is granted to an individual who, at the date of the grant, owns more than 10% of the total combined voting power of all classes of the Company's stock (the "Principal Stockholder"). Then the option price shall be at least 110% of the fair market value at the date the option is granted. No incentive stock option granted under the Plan shall be exercisable after ten years from its grant date. If the incentive stock option is granted to a Principal Stockholder then the exercise period is five years from the date of grant. Every incentive stock option granted under the Plan shall be subject to earlier termination as expressly provided for in the Plan.

     The option price for shares issued under the non-statutory stock options shall be determined at the sole discretion of the Board of Directors, but may not be less than 85% of the fair market value of the Company's common stock at the date of grant. A non-statutory stock option granted under the Plan may be of such duration as shall be determined by the Board of Directors.

NOTE 10 - EQUITY TRANSACTIONS

     On June 4, 2002 the Company sold 233,000 shares of its common stock at a price of $.15 per share. The Company received aggregate cash proceeds of $34 and had offering costs of $45.

     On April 26, 2002 the Company issued 150,000, 200,000, and 100,000 shares of its common stock to certain entities in exchange for services provided in connection with the Company's corporate organization. The Company valued these services at $.10 per share of common stock.

     On April 26, 2002 the Company issued 50,000 shares of its common stock to its legal counsel for services provided and valued at $.10 per share of common stock.

NOTE 11 - RELATED PARTIES

     Due from Stockholder

     At December 31, 2003 the majority stockholder had advances due to the Company that accrue interest at 4% per annum. These advances are repayable within the next twelve months.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)

NOTE 11 - RELATED PARTIES - continued

     Due from Affiliate

     During 2001 the Company entered into a sale-leaseback transaction with an entity owned by the majority stockholder of the Company. The Company sold a building for approximately $170 and received approximately $113 in cash and a note receivable for $57, which was paid in full during the year ended December 31, 2003. No gain or loss was recorded on this transaction, as the book value of the building equaled the fair market value. The Company has agreed to exercise its option to rent this property through December 31, 2005 at approximately $18 annually with an option to renew the lease for an additional two years ending December 31, 2007. This lease has been classified as an operating lease.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     Lease commitments

     The Company leases certain office and manufacturing space under two noncancellable operating leases expiring at December 31, 2005 and March 31, 2007. Rent expense, including municipal taxes and utilities associated with the leases approximated $51 and $59, respectively, for the years ended December 31, 2003 and 2002.

     At December 31, 2003, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

                Year Ending

                December 31:

                    2004                                         $       59
                    2005                                                 59
                    2006                                                 59
                    2007                                                 59
                                                                 ----------

                                                                 $      236

     Legal proceedings

     A Customer has brought an action in the Tel Aviv District Court for an unspecified monetary amount against one of the Company's suppliers, a subcontractor of the supplier and Enertec, alleging that the materials supplied were defective and caused the Customer to replace the materials at a substantial financial expense. Enertec filed a defense claim that there is no cause of action against them as Enertec is only the local Israeli sales representative and did not make any implied or express representation or warranty to the Customer regarding the suitability of its materials. Management believes that the chance of losing this suit is remote, intends to defend this action vigorously and does not believe that it will have a materially adverse impact on the Company's operations and liquidity.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
               (In Thousands, Except Share and Per Share Amounts)


NOTE 13 - CONCENTRATIONS

     The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $100. Management has placed these funds in high quality institutions in order to minimize the risk. Cash held in Israel at December 31, 2003 was $180.

     At December 31, 2003 the Company had two customers that accounted for approximately 64% of accounts receivable. For the years ended December 31, 2003 and 2002 approximately 51% and 71%, respectively, of the Company's sales were to two and three customers, respectively.

NOTE 14- SEGMENT AND GEOGRAPHIC INFORMATION

     Information about the Company's assets in different geographic locations at December 31, 2003 is shown below pursuant to the provisions of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

                  Total assets:

                    Israel                                          $    5,901
                    United States                                            1
                                                                    ----------

                                                                    $    5,902
                                                                    ==========