Form 10QSB
period 2004-06-30
LAPIS TECHNOLOGIES INC
filed 2004-08-13
CIK 854800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2004

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                  Commission file number ______________________

                            LAPIS TECHNOLOGIES, INC.
                      ------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 15th, 2004 there were 5,483,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                            LAPIS TECHNOLOGIES, INC.
                  June 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                          PAGE
Special Note Regarding Forward Looking Statements

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 2004                             1

Consolidated Statements of Income for the three months ending
March 31, 2004 and 2003                                                     2

Consolidated Statements of Cash Flows for the three months ending
March 31, 2004 and 2003                                                     3

Notes to Consolidated Financial Statements
4

Item 2.  Management's Discussion and Analysis or Plan of Operations         5

Item 3.  Controls and Procedures
8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  8

Item 2.  Changes in Securities                                              9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                  11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)

                                     ASSETS
                                                                                    June 30,
                                                                                     2004
                                                                                    -------
Current Assets:
    Cash and cash equivalents                                                       $    40
    Accounts receivable                                                               2,228
    Inventories                                                                       2,127
    Prepaid expenses and other current assets                                           171
    Due from stockholder                                                                328
                                                                                    -------

      Total current assets                                                            4,894

Property and equipment, net                                                             471
Due from affiliates                                                                      22
Deferred income taxes                                                                    20
                                                                                    -------
                                                                                    $ 5,407
                                                                                    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
    Bank line of credit                                                             $   538
    Short term bank loans                                                             1,938
    Current portion of long term loans                                                  150
    Accounts payable and accrued expenses                                             1,147
    Income taxes payable                                                                153
                                                                                    -------

      Total current liabilities                                                       3,926

Long term loans, net of current portion                                                 295
Severance payable                                                                        58
                                                                                    -------

        Total liabilities                                                             4,279
                                                                                    -------

    Commitments and contingencies

Minority interest                                                                       294

Stockholders' Equity:
    Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued
    Common stock; $.001 par value, 100,000,000 shares authorized, 5,483,000              --
      shares issued and outstanding                                                       5
    Additional paid-in capital                                                           78
    Accumulated other comprehensive loss                                               (101)
    Retained Earnings                                                                   852
                                                                                    -------

      Total stockholders' equity                                                        834
                                                                                    -------

                                                                                    $ 5,407
                                                                                    =======

    The accompanying notes are an integral part of these financial statements

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands, Except Earnings Per Share and Share Amounts)

                                                               Six Months Ended                   Three Months Ended
                                                                   June 30,                            June 30,
                                                               ----------------                   ------------------
                                                             2004             2003              2004              2003
                                                         -----------       -----------       -----------       -----------
Sales                                                    $     2,688       $     2,985       $     1,567       $     1,755
Cost of sales                                                  1,532             1,805               774             1,051
                                                         -----------       -----------       -----------       -----------

    Gross profit                                               1,156             1,180               793               704
                                                         -----------       -----------       -----------       -----------
Operating expenses:
    Selling expenses                                               7                17                 5                (5)
    General and administrative                                   649               598               397               264
                                                         -----------       -----------       -----------       -----------

      Total operating expenses                                   656               615               402               259
                                                         -----------       -----------       -----------       -----------

    Income from operations                                       500               565               391               445
                                                         -----------       -----------       -----------       -----------

Other income (expense):
    Interest expense, net                                       (118)             (173)              (45)             (108)
                                                         -----------       -----------       -----------       -----------

    Income before provision for income taxes and
    minority interest                                            382               392               346               337

    Provision for income taxes                                    42                89                33                47
    Minority interest                                            135                88               126               115
                                                         -----------       -----------       -----------       -----------

Net income                                                       205               215               187               175

Other comprehensive (loss) income, net of taxes
    Foreign translation (loss) gain                              (38)               55                 5                51
                                                         -----------       -----------       -----------       -----------

Comprehensive (loss) income                              $       167       $       270       $       192       $       226
                                                         ===========       ===========       ===========       ===========


Basic net loss per share                                 $      0.04       $      0.04       $      0.03       $      0.03
                                                         ===========       ===========       ===========       ===========

Basic weighted average common shares outstanding           5,483,000         5,483,000         5,483,000         5,483,000
                                                         ===========       ===========       ===========       ===========

    The accompanying notes are an integral part of these financial statements

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                                     ----------------
                                                                                    2004           2003
                                                                                   -------       -------
Cash flows from operating activities:
    Net income                                                                     $   205       $   215
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                   69            61
        Minority interest                                                              141            88
        Deferred income tax                                                              1            (2)
    Change in operating assets and liabilities:
      Accounts receivable                                                              772          (238)
      Inventories                                                                     (511)         (138)
      Prepaid expenses and other current assets                                         49             8
      Accounts payable and accrued expenses                                           (487)         (454)
      Income tax payable                                                               (39)           93
      Customer deposits                                                                 --          (212)
      Severance payable                                                                  1            (1)
                                                                                   -------       -------

Net cash provided by (used in) operating activities                                    201          (580)
                                                                                   -------       -------

Cash flows from investing activities:
    Purchase of property and equipment                                                 (14)          (56)
    (Increase) decrease in due from stockholder                                       (153)           25
    (Increase) decrease in due from affiliates                                          39             1
                                                                                   -------       -------

Net cash used in investing activities                                                 (128)          (30)
                                                                                   -------       -------

Cash flows from financing activities:
    Increase (decrease) in bank line of credit, net                                   (392)         (534)
    Proceeds from long term debt                                                     1,907         2,577
    Repayment of long-term debt                                                     (1,711)       (1,705)
                                                                                   -------       -------

Net cash (used in) provided by financing activities                                   (196)          338
                                                                                   -------       -------

Effects of exchange rates on cash and cash equivalents                                 (18)           10
                                                                                   -------       -------

Increase (decrease) in cash                                                           (141)         (262)
Cash, beginning of period                                                              181           313
                                                                                   -------       -------

Cash, end of period                                                                $    40       $    51
                                                                                   =======       =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                     $   118       $   173
                                                                                   =======       =======
      Income taxes                                                                 $    21       $    16
                                                                                   =======       =======

    The accompanying notes are an integral part of these financial statements

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                  JUNE 30, 2004

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

     The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2003. The results of operations for the six-months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

     Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      This  Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors," included in our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 26, 2004.

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

      We had seven distribution agreements as of June 30, 2004. In the second quarter of 2004, we received several large orders in the commercial and military domains. Within the commercial arena we received a preliminary order for 6,200 units of a customized ATX power supply which should generate revenues of approximately $210,000 as of June 30th 2004 revenues of $74,000 have already been received. Another customer ordered 1,000 high voltage power supplies which should generate revenues of approximately $95,000 nearly all of which has been received, $94,000 as of the end of the second quarter. We expect to receive follow up orders for additional units from this client by the fourth quarter of 2004. In addition, we have received an order for 200 customized compact PCI power supplies which should generate revenues of approximately $56,000, so far $14,000 has been received. We have also recently received an order for 1,100 power supplies for Voice Over IP products which generated revenues of $33,000, with an additional $27,000 expected over the next two quarters. This is our first entry into the IP Telephony industry, a burgeoning and fast growing sector of the technology industry, and one in which we expect to take a dominant position in the market going forward.

      In the second quarter of 2004, we received an order for 250 redundant power supplies, which is expected to result in $55,000 in sales, and an order for 400 units for standard military converters that will add an additional $75,000 to the top line.

      We are trying to capitalize on our customer loyalty by introducing more products in different divisions of the same company, and it represents our success in cross marketing of new products within the same customer base. For example previous orders for ATE for fighter airplanes flight computers has led to orders for similar equipment for helicopters with an expected delivery in the last quarter of 2004.

      Within the military arena, we received an initial order for a new innovative small size airborne power supply for infrared payloads. This 10 unit order is expected to be followed by a much larger order over the next 24 months at an average price of $3,000. The first two units have been delivered at a cost of $37,000. Enertec Systems 2001 has also received an order for 113 Power Distribution Units, of military grade, with expected total revenues of $420,000 to be delivered over the next 4 years. In addition to this, $187,000 worth of ATE equipment has been ordered for the maintenance of infrared payload, 3 ATE's for air to air missiles, at a cost of $67,000 per unit, and an ATE for avionics at a unit price of $ 35,000.

      The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three and six months ended June 30, 2003 compared with the results of the Company for the three and six months ended June 30, 2004.

Results of Operations

Revenues

      Revenues for the three and six months ended June 30, 2004 were $1,567,000 and 2,688,000, respectively, as compared to $1,755,000 and $2,985,000 for the three and six months ended June 30, 2003, respectively. This represents a decrease of $188,000, or 11%, for the three months ended June 30, 2004 and a decrease of $297,000, or 10%, for the six months ended June 30, 2004 when compared to the same period of 2003. This decrease in revenue is a result of a lower number of orders for military systems received due to end-of-year budget cuts of the Israeli MOD (Ministry of Defense) which effects the revenues for the three and six month ended June 30, 2004. In the commercial sector, until end of 2003 there was a big drop in local and worldwide sales. During 2004 the commercial market has starting to pick up but even in the second quarter, many of our customers are still using parts from their inventory and therefore the impact of the market pick-up has not yet been felt, and the growth in the market has not yet translated to growth in sales. The impact of the government cuts at the end of the year usually lasts two to three quarters since the average lead time for a military ATE is 6-10 months. There has also been a delay in new orders for the Arrow project, since the customer has been involved preparing the Aug 2004 USA tests which have been very successful. Being the main provider of ATE and support systems for this project we believe new orders should be generated soon.

Gross Profit

      Gross profit totaled approximately $793,000 for the three months ended June 30, 2004 and $1,156,000 for the six months June 30, 2004. For the three and six months ended June 30, 2003, gross profit totaled $704,000 and $1,180,000, respectively. Comparing the three-month period ended June 30, 2004 to the same period of 2003, gross profit increased approximately $89,000, or 13%. For the six-month period ended June 30, 2004, gross profit decreased approximately $24,000, or 2%, compared to the same period of 2003. The increase in gross profit for the three months ended June 30, 2004 is primarily the result of a few orders with lower cost of sales. In the second quarter of 2004 we focused on those projects with higher profit margins, resulting in slightly lower revenues, but higher net income and profit margin.

      The minor decrease in gross profit for the six months ended June 30, 2004 is primarily the result of lower revenues for the last six months and therefore lower gross profit.

Selling, General and Administrative Expenses

      For the three months and six months ended June 30, 2004, selling, general and administrative expenses totaled $402,000 and $656,000, respectively. This was an increase of $143,000 (55%) and $41,000 (7%) when compared to the three- and six-month periods ended June 30, 2003. The increase in selling, general and administrative expenses for the three months ended June 2004 is attributable to the re-assignment of some of the engineering staff amounting to $110,000 to support an increased sales effort. Sales of military ATE's require high technical personnel and so we utilized some engineers to promote our products to this market. This was possible since during the second quarter we had fewer projects which required heavy engineering resources.

      Approximately $33,000 of the increase in SG and A was due to the increased cost of the professional services legal and accounting associated with being a public company. For the six months ended June 2004, the increase is mainly due to the increase of the cost of the professional services as previously detailed.

Other Income and Expenses

      Net interest expense was approximately $45,000 and $118,000 for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, net interest expense was $108,000 and $173,000, respectively. This represents a decrease of $63,000 (58%) and $55,000 (32%), when comparing the three and six months ended June 30, 2004 with the same periods of 2003. The decrease in net interest expense is due to a couple reasons: (a) a decrease in the total debt by 11.7% to the banks by $388,000 was partially due to 10% lower revenues a slight lowering of overall debt using our cash flow, and (b) the lower interest rates in Israel during the 6 months period ending June 2004 as compared with the prior year period, the monetary prime rate in Israel was 6% average for the first 6 months of 2004 as compared to 9% average for the first 6 months of 2003.

Provision for income taxes

      For the three and six months ended June 30, 2004, our provision for income taxes was $33,000 and $42,000. This represents a nominal decrease over the provision for income taxes for the three months and six months ended June 30, 2003, $47,000, and $89,000 respectively. This adjustment reflects the actual updated income taxes. At end of June 2003 the provision for taxes of Enertec Systems did not take in consideration the tax exempt status that allowed tax free income above approx $330,000. As of Dec 2003 the financials have been adjusted to reflect this tax exempt status.

Liquidity and Capital Resources

Cash and Working Capital

      As of June 30, 2004, the Company had approximately $40,000 of cash and cash equivalents on hand and $968,000 of working capital. as compared to $51,000 of cash and cash equivalents on hand and $541,000 of working capital for the 6 months prior. The increase in working capital is due to a decrease in current liabilities.

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

Capital Expenditures

      The Company did not incur any expenditures for capital improvements as of June 30, 2004 and management does not currently anticipate any significant capital expenditures during the next six to twelve months.

Financing Transactions

      As of June 30, 2004, the Company's total bank debt was approximately $2,921,000 as compared with approximately $3,309,000 as of June 30, 2003. This decrease of approximately $388,000 (11.7%) was due to a lowered financing need since the volume of new orders for the six month period ended June 2004 were lower than the same comparative period for the prior year. These funds were borrowed as follows: $1,938,000 as various short-term loans due through February 2005; $295,000 of long term debt due through December 2007, and $ 538,000 borrowed as lines of credit. The current portion of long-term debt at June 30, 2004 consisted of $150,000 due February 2005.

Cash Flows

      Net cash provided by operating activities was approximately $201,000 for the six months ended June 30, 2004 compared to net cash used in operating activities of $580,000 for the same period of 2003. The net cash provided by operating activities for the six months ended June 30, 2004 was primarily the result of approximately $772,000 of net cash receipts from accounts receivable offset by additional purchases of inventory of approximately $511,000.

      Net cash used in financing activities for the six months ended June 30, 2004 was approximately $196,000, as compared with net cash provided by financing activities of approximately $338,000 for the same period of 2003. This decrease is due to the Company reducing its total debt for the six months ended June 30, 2004 as compared to obtaining additional debt during the six months ended June 30, 2003.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are not subject to any pending or threatened legal proceedings, except for as described below.

      On 4/16/2002 Orckit Communications brought an action in the Tel Aviv District Court against Gaia Converter, a French company and Alcyon Production Systems, also a French company and a subcontractor of Gaia Converter, in the amount of $1,627,966 , alleging that the DC converters supplied to it by Gaia Converter were defective and caused Orckit to replace the converters at a substantial financial expense.

      Enertec Electronics was joined in the action as a local Israeli distributor of the Gaia Converter products. Gaia Converter has advised us that the converters in issue were free from any and all defects and were in good working order and that it was the faulty performance of Orckit's product into which the converters were incorporated that caused them to fail at a greater rate than anticipated by Orckit. Enertec Electronics filed a response to this claim that there is no cause of action against it, as among other things, Enertec Electronics is merely the local Israeli sales representative of Gaia Converter and did not make any implied or express representations or warranties to Orckit regarding the suitability of the converters or otherwise, nor was Enertec Electronics required to do so by law. Technical specifications required by Orckit for the converters were determined and communicated directly by Orckit to Gaia Converter and all other communications regarding the converters were directly between Orckit and Gaia Converter. Moreover, Orckit conducted a qualification test of the converters and confirmed to Gaia Converter that the converters complied with their requirements subsequent to such testing. Neither Gaia Converter nor Alcyon Production Systems have filed a response to this action, and consequently Orkit Communications requested and obtained default judgments from the Tel Aviv District Court against both Gaia Converter and Alcyon Production Systems. Enertec Electronics is defending and is continuing to defend this action vigorously and we do not believe that it will have a material adverse impact on our business. Orkit has filed affidavits setting out the evidence supporting their allegations and Enertec will file answering affidavits in response.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

Exhibit Number                                        Description
--------------------------------------------------------------------------------------------------------------------
3.1                   Certificate of Incorporation of Enertec Electronics, Inc. filed January 31, 2002*
3.2                   Certificate of Amendment of Enertec Electronics, Inc. filed April 23, 2002*
3.3                   Certificate of Amendment of Opal Technologies, Inc. filed October 17, 2002*
3.4                   By-Laws of Lapis Technologies, Inc.*
4.1                   Specimen Common Stock Certificate**
10.1                  Stock Option Plan of 2002*
10.2                  An Agreement for an Unprotected Tenancy, dated in June 2002 between Amnoni Brothers - Carmiel
                      Transporters Ltd. and Enertec Systems Ltd.**
10.3                  Lease Agreement dated October 31, 2002 between Mund Holdings Ltd., and Enertec Electronics
                      Ltd.**
10.4                  Manufacturer's Representative Agreement dated December 20, 1988 between Cytec Corporation and
                      Enertec International.**
10.5                  Exclusive Distribution Agreement dated June 26, 2002 between Gaia Converter by the Company
                      Enertec  (Israel) Gaia Converter Sa and Enertec Electronics Ltd.**
10.6                  Annual Agreement dated February 05, 2001 between BigBand Networks Ltd. and Enertec Electronics
                      Ltd.**
10.7                  Supply Agreement between Enertec Ltd.  and The Israeli Aeronautical Industries Ltd.**
10.8                  Distributor Agreement dated January 1, 1998 between Christie Electric Corp.  and Enertec
                      Electronics Ltd.**
10.9                  Sale Representative Agreement dated July 6, 1998 between EMCO High Voltage Co.  and Enertec
                      International.**
31.1                  Certification by Harry Mund, Chief Executive Officer, pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.***
31.2                  Certification by Miron Markovitz, Chief Financial Officer, pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.***
32.1                  Certification by Harry Mund, Chief Executive Officer, pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.***
32.2                  Certification by Miron Markovitz, Chief Financial Officer, pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.***

* Previously filed with Amendment No. 2 to the Form SB-2 registration statement filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.
** Previously filed with Amendment No. 1 to the Form SB-2 registration statement filed with the Securities and Exchange Commission on February 11, 2003, and incorporated herein by reference.
*** Filed herewith.

      b) Reports on Form 8-K:

      On July 6, 2004, the Company filed a Form 8-K reporting a change in the Company's certifying accountant effective April 1, 2004 from Rogoff & Company, P.C. to Gvilli & Co., C.P.A.

                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August 2004.

                                  Lapis Technologies, Inc.


                                  By: /s/ Harry Mund
                                      -----------------------------------------
                                      Harry Mund, Chief Executive Officer,
                                      President and Chairman of the Board


                                  By: /s/ Miron Markovitz
                                      -----------------------------------------
                                      Miron Markovitz, Chief Financial Officer,
                                      Chief Accounting Officer and Director