Form 10QSB
period 2004-09-30
LAPIS TECHNOLOGIES INC
filed 2004-11-15
CIK 854800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2004

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                  Commission file number ______________________

                            LAPIS TECHNOLOGIES, INC.
                            ------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2004 there were 5,483,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                            LAPIS TECHNOLOGIES, INC.
               SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                          PAGE

Special Note Regarding Forward Looking Statements

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheet as of September 30, 2004                     1

     Consolidated Statements of Income for the three and nine
     months ended September 30, 2004 and 2003                                2

     Consolidated Statements of Changes in Stockholders' Equity
     and Comprehensive Income (Loss)                                         3

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2004 and 2003                                       4

     Notes to Consolidated Financial Statements                              5

Item 2.  Management's Discussion and Analysis or Plan of Operations          6

Item 3.  Controls and Procedures                                            10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        10

Item 3.  Defaults Upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  10

Item 6.  Exhibits                                                           11

SIGNATURES                                                                  12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)

          ASSETS
                                                                                  September 30,
                                                                                            2004
                                                                                 ---------------
Current Assets:
    Cash and cash equivalents                                                    $            56
    Accounts receivable                                                                    2,373
    Inventories                                                                            2,122
    Prepaid expenses and other current assets                                                260
    Due from stockholder                                                                     333
                                                                                 ---------------
      Total current assets                                                                 5,144
Property and equipment, net                                                                  439
Due from affiliates                                                                           22
Deferred income taxes                                                                         20
                                                                                 ---------------
                                                                                 $         5,625
                                                                                 ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
    Bank line of credit                                                          $           679
    Short term bank loans                                                                  1,996
    Current portion of term loans                                                            151
    Accounts payable and accrued expenses                                                  1,116
    Income taxes payable                                                                     162
                                                                                 ---------------
      Total current liabilities                                                            4,104
Term loans, net of current portion                                                           258
Severance payable                                                                             58
                                                                                 ---------------
        Total liabilities                                                                  4,420
                                                                                 ---------------
    Commitments and contingencies
Minority interest                                                                            307
Stockholders' Equity:
    Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued                 -
    Common stock; $.001 par value, 100,000,000 shares authorized, 5,483,000
      shares issued and outstanding                                                            5
    Additional paid-in capital                                                                78
    Accumulated other comprehensive loss                                                     (99)
    Retained Earnings                                                                        914
                                                                                 ---------------
      Total stockholders' equity                                                             898
                                                                                 ---------------
                                                                                 $         5,625
                                                                                 ===============

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands, Except Earnings Per Share and Share Amounts)

                                                                         Nine Months Ended               Three Months Ended
                                                                           September 30,                   September 30,
                                                                     --------------------------    --------------------------
                                                                          2004            2003        2004            2003
                                                                     -----------    -----------    -----------    -----------
Sales                                                                $     4,084    $     4,257    $     1,396    $     1,272
Cost of sales                                                              2,475          2,677            943            872
                                                                     -----------    -----------    -----------    -----------

    Gross profit                                                           1,609          1,580            453            400
                                                                     -----------    -----------    -----------    -----------

Operating expenses:
    Selling expenses                                                          31             24             24              7
    General and administrative                                               913            846            264            248
                                                                     -----------    -----------    -----------    -----------

      Total operating expenses                                               944            870            288            255
                                                                     -----------    -----------    -----------    -----------

    Income from operations                                                   665            710            165            145
                                                                     -----------    -----------    -----------    -----------

Other income (expense):
    Interest expense, net                                                   (180)          (258)           (62)           (85)
                                                                     -----------    -----------    -----------    -----------

    Income before provision for income taxes and minority interest           485            452            103             60

    Provision for income taxes                                                71            113             29             24
    Minority interest                                                        147             90             12              2
                                                                     -----------    -----------    -----------    -----------

Net income                                                                   267            249             62             34

Other comprehensive (loss) income, net of taxes
    Foreign translation (loss) gain                                          (36)            15             (2)            40
                                                                     -----------    -----------    -----------    -----------

Comprehensive (loss) income                                          $       231    $       264    $        60    $        74
                                                                     ===========    ===========    ===========    ===========


Basic net loss per share                                             $      0.05    $      0.05    $      0.01    $      0.01
                                                                     ===========    ===========    ===========    ===========

Basic weighted average common shares outstanding                       5,483,000      5,483,000      5,483,000      5,483,000
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

                                                                                             Accumulated
                                                   Common Stock                               Other                      Total
                                                 -----------       Additional  Comprehensive Retained  Stockholders' Comprehensive
                                              Shares     Amount  Paid-in Capital  Loss       Earnings       Equity   Income (Loss)
                                              -------    -------- ----------   ----------    ----------    ----------  ----------
Balance, January 1, 2002                     4,750,000     $  5     $ (5)       $ (76)       $ 472        $ 396

Common stock issued for services               500,000       --       50           --           --           50

Sale of common stock under a private
 placement, net of expenses of $45             233,000       --      (11)          --           --          (11)

Recapitalization on acquisition of subsidiary       --       --       44           --           --           44

Dividend paid                                       --       --       --           --         (409)        (409)

Foreign currency translation adjustment             --       --       --          (28)          --          (28)       $ (28)

Net income                                          --       --       --           --          332          332          332
                                            ----------     ----     ----        -----        -----        -----        -----

Balance, December 31, 2002                   5,483,000        5       78         (104)         395          374        $ 304

Foreign currency translation adjustment                                            41                        41        $  41

Net income                                          --       --       --           --          252          252          252
                                            ----------     ----     ----        -----        -----        -----        -----

Balance, December 31, 2003                   5,483,000        5       78          (63)         647          667        $ 293

Foreign currency translation adjustment                                           (36)                      (36)       $ (36)

Net income                                          --       --       --           --          267          267          267
                                            ----------     ----     ----        -----        -----        -----        -----

Balance, September 30, 2004                  5,483,000     $  5     $ 78        $ (99)       $ 914        $ 898        $ 231
                                            ==========     ====     ====        =====        =====        =====        =====

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                        Nine Months Ended
                                                                                         September 30,
                                                                                       2004            2003
                                                                                    -------        -------
Cash flows from operating activities:
    Net income                                                                      $   267        $   249
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                   105             81
        Capital gain from dispostion of fixed assets                                     (9)            --
        Minority interest                                                               153             90
        Deferred income tax                                                              --             (2)
    Change in operating assets and liabilities:
      Accounts receivable                                                               635           (395)
      Inventories                                                                      (499)          (342)
      Prepaid expenses and other current assets                                         (36)           (50)
      Accounts payable and accrued expenses                                            (515)          (275)
      Income tax payable                                                                (48)           107
      Customer deposits                                                                  --           (212)
      Severance payable                                                                  (1)            (1)
                                                                                    -------        -------

Net cash provided by (used in) operating activities                                      52           (750)
                                                                                    -------        -------

Cash flows from investing activities:
    Proceeds from the sale of property & equipment                                       14             --
    Purchase of property and equipment                                                  (17)          (114)
    Increase (decrease) in due from stockholder                                        (158)           146
    Increase (decrease) in due from affiliates                                           48              6
                                                                                    -------        -------

Net cash used in investing activities                                                  (113)            38
                                                                                    -------        -------

Cash flows from financing activities:
    Increase (decrease) in bank line of credit, net                                    (254)          (958)
    Proceeds from long term debt                                                      3,403          4,665
    Repayment of long-term debt                                                      (3,198)        (3,203)
                                                                                    -------        -------

Net cash (used in) provided by financing activities                                     (49)           504
                                                                                    -------        -------

Effects of exchange rates on cash and cash equivalents                                  (15)            14
                                                                                    -------        -------

Increase (decrease) in cash                                                            (125)          (194)
Cash, beginning of period                                                               181            313
                                                                                    -------        -------

Cash, end of period                                                                 $    56        $   119
                                                                                    =======        =======

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Interest                                                                      $    --        $   173
                                                                                    =======        =======
      Income taxes                                                                  $    --        $    16
                                                                                    =======        =======

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                               SEPTEMBER 30, 2004


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

         We had seven distribution agreements as of September 30, 2004. In the second quarter of 2004, we received several large orders in the commercial and military domains. Within the commercial arena we received a preliminary order for 6,200 units of a customized ATX power supply for a total value of $210,000, as of September 30, 2004 revenues of $100,000 have already been received. We have received an order for 200 customized compact PCI power supplies which should generate revenues of approximately $56,000 of which so far $26,000 has been received. We have also received an order for 1,100 power supplies for Voice Over IP products which generated revenues of $44,000, with an additional $16,000 expected over the next quarter. Our management believes that this has been a successful first entry into the IP Telephony industry, a burgeoning and fast growing sector of the technology industry, and one in which we have begun to take a position in the market.

         During the third quarter, 250 redundant power supplies were delivered generating revenues of approximately $55,000. There is an outstanding order of 400 units of standard military converters to be delivered partly during the last quarter of 2004 and partly during the first quarter of 2005. This order should generate revenues of approximately $75,000.

         During the third quarter of 2004 we received several new orders in the commercial and military domains:

         -Redundant power supplies, 1050 units, which is expected to generate
           $143,000 in revenues with delivery expected during the 4th quarter of 2004 and the 1st quarter of 2005.
         -100 Compact PCI power supplies, which is expected to generate revenues totaling $23,000, delivery projected during the 4th quarter of 2004. -3Aircraft Battery chargers, for expected revenues of $26,000, with delivery expected in the 4th quarter of 2004.
         -Miniature standard military converters, 3000 units, which is expected to generate sales of $337,000, with delivery during the 4th quarter of 2004 and the 1st quarter of 2005.

New product launch

         During the first three quarters of 2004 we entered a new field of military technologies, in addition to our "classic" ATE field of expertise. We believe that we have successfully marketed a new line of ruggedized Command and Control mobile stations of modular architecture, allowing adaptation/customization to various applications. We have already received an order of $155,000, representing the first batch of a potentially much larger order of about 200 units, to be delivered over the next 3-4 years.

            - External Power Supplies for a Network Security Product. The first order of 1000 units was received during the third quarter of 2004 generating revenues of about $16,000.
            - We have successfully completed the UL safety approvals for a new custom-made power supply. It is implemented in a series of modems for fast network access of data and voice over the IP network.
            - We have already received the first order of 1000 units totaling
                  $16,000 in revenue which we expect to deliver in the first quarter of 2005.
            - DC/DC converters for military CDU (Command Display Units). The first samples are expected to be delivered during the fourth quarter of 2004. We have already received a 1500 unit order with revenue of $80,000 for delivery during 2005.

         Within the military arena, we received an order for 113 Power Distribution Units, of military grade, to be delivered over the next four years, generating revenues of approximately $420,000. $187,000 worth of ATE equipment has been ordered for the maintenance of the infrared payload delivery expected to be delivered during the 4th quarter of 2004 and the 1st quarter of 2005. Three ATE's for air-to-air missiles, at a cost of $67,000 per unit, to be delivered by the 4th quarter of 2004 and the 1st quarter of 2005. An ATE for avionics at a unit price of $53,000 delivery expected in the second quarter of 2005. 20 Power Distribution Units, totaling $235,000 in revenues with delivery expected for 2005 and 2006. Two ATE's for the DataLink, generating $160,000 in revenue with delivery expected in the last quarter of 2005.

         The following presents certain historical financial information of relating to our operations. This financial information includes our results of operations for the three and nine months ended September 30, 2003 compared with our results of operations for the three and nine months ended September 30, 2004.

Results of Operations

Revenues

         Revenues for the three and nine months ended September 30, 2004 were $1,396,000 and $4,084,000, respectively, as compared to $1,272,000 and
$4,257,000 for the three and nine months ended September 30, 2003, respectively. This represents an increase of $124,000, or 9.75%, for the three months ended September 30, 2004 and a decrease of $173,000, or 4.06%, for the nine months ended September 30, 2004 when compared to the same period of 2003. The increase in revenue for the three months ended September 30, 2004 when compared to the same period of 2003 was a result of the impact of increase in sales in the commercial market which finally felt its impact by the third quarter of 2004. The decrease in revenue for the nine months ended September 30, 2004 when compared to the same period of 2003 was a result of a lower number of orders for military systems received due to end-of-year budget cuts of the Israeli Ministry of Defense. The impact of the government cuts at the end of the year usually lasts two to three quarters since the average lead-time for a military ATE is 6-10 months.

Gross Profit

         Gross profit totaled approximately $453,000 for the three months ended September 30, 2004 and $1,609,000 for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, gross profit totaled $400,000 and $1,580,000, respectively. Comparing the three-month period ended September 30, 2004 to the same period of 2003, gross profit increased approximately $53,000, or 13.25%. For the nine-month period ended September 30, 2004, gross profit increased approximately $29,000, or 1.84%, compared to the same period of 2003. The increase in gross profit for the three months and nine months ended September 30, 2004 is primarily the result of a few orders with lower cost of sales. In the second and third quarter of 2004 we focused on those projects with higher profit margins, resulting in slightly lower revenues, but higher net income and profit margin.

Selling, General and Administrative Expenses

         For the three months and nine months ended September 30, 2004, selling, general and administrative expenses totaled $288,000 and $944,000, respectively versus selling, general and administrative expenses for the same periods for 2003 of $255,000 and $870,000. This was an increase in SG and A of $33,000 (13%)
for the 3 month period ending September 3 2004 versus the same prior period in 2003 due to an increase of $9,000 in depreciation and amortization and approximately $24,000 due to the increase of the cost of the professional services legal and accounting associated with being a public company. For the nine month periods ended Sept 30,2004 versus the nine month period in the prior year you have an increase of $74,000 (8.5%) in SG and A. The increase in selling, general and administrative expenses for the nine months ended September 2004 versus the same period in the previous year is attributable to an increase of $24,000 in depreciation and amortization and approximately $50,000 due to the increase of the cost of the professional services as previously detailed.

Other Income and Expenses

         Net interest expense was approximately $62,000 and $180,000 for the three and nine months ended September 30, 2004, respectively. For the three months ended September 30, 2003, net interest income was $85,000. For the nine months ended September 30, 2003, net interest expense was $258,000. This represents a decrease of $147,000 and a decrease of $78,000 in interest expense, when comparing the three and nine months ended September 30, 2004 with the same periods of 2003, respectively. The lower interest expense comparing the three months ended September 30, 2004 to the three months ended September 30, 2003 and the nine month ended September 30, 2004 with the nine months ended September 30, 2003 is due to the combination of a decrease in the total debt by 9% to the banks (by $308,000) because of the slightly lower revenues for the comparative period and the lower interest rates in Israel during the nine months period ending Sept 2004 as compared with the prior year period. The monetary prime rate in Israel was 6% average for the first nine months of 2004 as compared to 9% average for the first nine months of 2003,and 5.5% during the three months period ending Sept 2004 as compared to 8% average with the prior year period.

Provision for income taxes

         For the three and nine months ended September 30, 2004, our provision for income taxes was $29,000 and $71,000. This represents a nominal increase of $5,000 for the third quarter ending September 30, 2004, versus the same period in the year prior, and a decrease of $42,000 for the nine months ending September 30, 2004 versus the same nine-month period for the prior year. The provision for income taxes for the three and nine months ended Sept 30, 2003 was $24,000, and $113,000 respectively. The increase in the provision for the third quarter ended September 2004 versus the third quarter ending September 2003 was due to slightly higher income before taxes for that period. The decreased adjustment for the nine-month period comparison ending September 2004 versus the same period in the year prior reflects the actual updated income taxes. At the end of September 2003 the provision for taxes of Enertec Systems did not take in consideration the tax exempt status that allowed tax free income above approx $330,000. As of Dec 2003 the financials have been adjusted to reflect this tax-exempt status.

Liquidity and Capital Resources Cash and Working Capital

         As of September 30, 2004, we had approximately $56,000 of cash and cash equivalents on hand and $1,040,000 of working capital as compared to $119,000 of cash and cash equivalents on hand and $792,000 of working capital as of September 30, 2003. The increase in working capital is due to a decrease of current liabilities.

         We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development and building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2004 will be sufficient to cover our working capital requirements for fiscal 2004.

Capital Expenditures

         We did not incur any expenditures for capital improvements as of September 30, 2004 and management does not currently anticipate any significant capital expenditures during the next six to twelve months.

Financing Transactions

         As of September 30, 2004, our total bank debt was approximately $3,084,000 as compared with approximately $3,392,000 as of September 30, 2003. This decrease of approximately $308,000(9.1%) was due to a lowered financing need since the volume of new orders and the accounts receivables for the nine month period ended September 30, 2004 were lower than the same comparative period for the prior year. These funds were borrowed as follows: $1,996,000 as various short-term loans due through February 2005; $258,000 of long term debt due through December 2007, and $ 679,000 borrowed as lines of credit. The current portion of long-term debt at September 30, 2004 consisted of $151,000 due February 2005.

Cash Flows

         Net cash provided by operating activities was approximately $52,000 for the nine months ended September 30, 2004 compared to net cash used in operating activities of $750,000 for the same period of 2003. The net cash provided by operating activities for the nine months ended September 30, 2004 was primarily a result of a $635,000 net cash receipt from accounts receivable offset by additional purchase of inventory of approximately $499,000.

         Net cash used in investing activities was $113,000 for the nine months ended September 30, 2004 compared with net cash provided by investing activities of $38,000 for the nine months ended September 30, 2004. is due to a decrease in due from stockholders.

         Net cash used in financing activities for the nine months ended September 30, 2004 was approximately $49,000, as compared with net cash provided by financing activities of approximately $504,000 for the same period of 2003. This decrease is due to a reduction in our total debt as compared to the nine months ended September 30, 2003 when we incurred additional debt.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are not subject to any pending or threatened legal proceedings, except as described below.

         On April 16, 2002, Orckit Communications brought an action in the Tel Aviv District Court against Gaia Converter, a French company and Alcyon Production Systems, also a French company and a subcontractor of Gaia Converter, seeking $1,627,966, alleging that the DC converters supplied to it by Gaia Converter were defective and caused Orckit to replace the converters at a substantial financial expense. Enertec Electronics was joined in the action as a local Israeli distributor of the Gaia Converter products. Gaia Converter has advised us that the converters in issue were free from any and all defects and were in good working order and that it was the faulty performance of Orckit's product into which the converters were incorporated that caused them to fail at a greater rate than anticipated by Orckit. Enertec Electronics filed a response to this claim that there is no cause of action against it, as among other things, Enertec Electronics is merely the local Israeli sales representative of Gaia Converter and did not make any implied or express representations or warranties to Orckit regarding the suitability of the converters or otherwise, nor was Enertec Electronics required to do so by law. Technical specifications required by Orckit for the converters were determined and communicated directly by Orckit to Gaia Converter and all other communications regarding the converters were directly between Orckit and Gaia Converter. Moreover, Orckit conducted a qualification test of the converters and confirmed to Gaia Converter that the converters complied with their requirements subsequent to such testing. Neither Gaia Converter nor Alcyon Production Systems have filed a response to this action, and consequently Orkit Communications requested and obtained default judgments from the Tel Aviv District Court against both Gaia Converter and Alcyon Production Systems. Enertec Electronics is defending and is continuing to defend this action vigorously and we do not believe that it will have a material adverse impact on our business. Orkit has filed affidavits setting out the evidence supporting their allegations and Enertec will file answering affidavits in response.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS

Exhibit Number                                    Description
------------------ -- ------------------------------------------------------------------------------------------------
3.1                   Certificate of Incorporation of Enertec Electronics, Inc. filed January 31, 2002*
3.2                   Certificate of Amendment of Enertec Electronics, Inc. filed April 23, 2002*
3.3                   Certificate of Amendment of Opal Technologies, Inc. filed October 17, 2002*
3.4                   By-Laws of Lapis Technologies, Inc.*
4.1                   Specimen Common Stock Certificate**
10.1                  Stock Option Plan of 2002*
10.2                  An Agreement for an Unprotected Tenancy, dated in June 2002 between Amnoni Brothers - Carmiel
                      Transporters Ltd. and Enertec Systems Ltd.**
10.3                  Lease Agreement dated October 31, 2002 between Mund Holdings Ltd., and Enertec Electronics
                      Ltd.**
10.4                  Manufacturer's Representative Agreement dated December 20, 1988 between Cytec Corporation and
                      Enertec International.**
10.5                  Exclusive Distribution Agreement dated June 26, 2002 between Gaia Converter by the Company
                      Enertec  (Israel) Gaia Converter Sa and Enertec Electronics Ltd.**
10.6                  Annual Agreement dated February 05, 2001 between BigBand Networks Ltd. and Enertec Electronics
                      Ltd.**
10.7                  Supply Agreement between Enertec Ltd.  and The Israeli Aeronautical Industries Ltd.**
10.8                  Distributor Agreement dated January 1, 1998 between Christie Electric Corp.  and Enertec
                      Electronics Ltd.**
10.9                  Sale Representative Agreement dated July 6, 1998 between EMCO High Voltage Co.  and Enertec
                      International.**
31.1                  Certification by Harry Mund, Chief Executive Officer, pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.***
31.2                  Certification by Miron Markovitz, Chief Financial Officer, pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.***
32.1                  Certification by Harry Mund, Chief Executive Officer, pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.***
32.2                  Certification by Miron Markovitz, Chief Financial Officer, pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.***

* Previously filed with Amendment No. 2 to the Form SB-2 registration statement filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference. ** Previously filed with Amendment No. 1 to the Form SB-2 registration statement filed with the Securities and Exchange Commission on February 11, 2003, and incorporated herein by reference.
*** Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2004.

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