Form 10KSB
period 2004-12-31
LAPIS TECHNOLOGIES INC
filed 2005-03-30
CIK 854800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                            LAPIS TECHNOLOGIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                      27-001666420
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                19 W. 34TH STREET, SUITE 1008, NEW YORK, NY 10001
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (212) 937-3580

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $6,176,000

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 25, 2005, was $1,035,320.

      As of March 25, 2005, the issuer had 5,483,000 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.   Description of Business...........................................   1
Item 2.   Description of Property...........................................   8
Item 3.   Legal Proceedings.................................................   9
Item 4.   Submission of Matters to a Vote of Security Holders...............   9

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........  10
Item 6.   Management's Discussion and Analysis or Plan of Operation.........  11
Item 7.   Financial Statements..............................................  15
Item 8.   Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  15
Item 8A.  Controls and Procedures...........................................  15
Item 8B.  Other Information.................................................  15

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................  16
Item 10.  Executive Compensation............................................  17
Item 11.  Security Ownership of Certain Beneficial Owners and Management....  18
Item 12.  Certain Relationship and Related Transactions.....................  18
Item 13.  Exhibits..........................................................  19
Item 14.  Principal Accountant Fees and Services............................  19

SIGNATURES..................................................................  21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

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

         Our revenues are comprised of two main sources, the commercial and the military markets. In the military market we, design, develop and manufacture test systems, airborne, shipborne, land electronic equipment and other various military systems, for military manufacturers in accordance with their specifications. Most of this military business is carried out by the majority owned subsidiary Enertec Systems 2001 Ltd. In the commercial market we market and distribute test systems, power supplies and other electronic components manufactured in-house, and by other manufacturers who engage us to distribute their products. This activity is carried out primarily by Enertec Electronics, a wholly owned subsidiary. We have entered into representative and distribution agreements with seven such manufacturers, four of which have been reduced to written contracts. Enertec Electronics owns 100% of Enertec Management which in turn owns 55% of Enertec Systems 2001 Ltd., consequently the financial results of Enertec Systems 2001 Ltd. are consolidated up to Lapis Technologies Inc, through its wholly owned subsidiary Enertec Electronics.

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

         Enertec Management Limited (f/k/a Elcomtech Ltd.), a private Israeli company, is a wholly owned subsidiary of Enertec Electronics

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

ENERTEC ELECTRONICS

         Enertec Electronics is responsible for:

         o The marketing and distribution of power supplies and other related power products manufactured by us and third-party firms that engage us to distribute their products; and

         o The marketing and distribution of power supply testing equipment to our military and commercial customers.

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

         Although Enertec Electronics is delivering its final customized systems within the military industry, it is an area in which Enertec Electronics is no longer generating new revenues and has specialized its focus almost exclusively on power supplies and power supply testing equipment.

ENERTEC SYSTEMS 2001

         Enertec Systems 2001 ltd. is responsible for designing, developing and manufacturing test systems for electronics manufacturers in the military industry based on their specifications. Our systems are highly sophisticated and we have achieved recognition as a major local manufacturer of ATE Systems. We also design and manufacture various airborne military systems - for example, electronic systems used in aircrafts such as a power supply, mission computer or a control system for a motor or a pump, a radio transceiver, an altitude measuring device, and sub-assemblies, which are parts of a system developed with a customer's specifications.

         Through our subsidiaries we cover distinct areas of power supplies and ATE's. Enertec Electronics focuses on manufacturing and distributing standard and customized power supplies in the non-military arena, as well as the distribution of standard military related power supplies. In addition to this, we have increased our equity position in Enertec Systems, an entity in which we currently own a 55% equity interest. Enertec Systems meets the scrupulous customer standards who demand compliance with the stringent security clearance standards. Enertec Systems exclusively manufactures customized military related products. In 2004 we upgraded our quality control system from ISO9001 to the new ISO9001:2000. This is a much higher standard of product design and manufacture. Only a few companies in our arena accomplished this.

         The International Organization of Standardization (ISO) designated ISO9001:2000 to apply to organizations that design, develop, produce, install, and service products. ISO expects organizations to apply this model, and to meet certain requirements, by developing a quality control system. ISO9001:2000 is the international standard for quality assurance and quality design. This is the most common worldwide standard and is implemented across all kinds of organizations, including manufacturers, schools and shops. Most customers in our industry insist on doing business with companies that are least ISO9002:2000 approved, a standard that is less demanding than IS9001:2000. The ISO9002:2000 standard is related mainly to the quality assurance of the manufacturing process, while the higher ISO9001:2000 standard includes both the quality assurance of the manufacturing process component as well as the quality of the design. The ISO9001:2000 standard is important to customers who are placing orders for custom made products.

         The ISO9001:2000 quality assurance model is made up of a combination of quality system requirements. The key requirements are that an organization should:

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

NEW PRODUCTS

ENERTEC SYSTEMS 2001

         During 2004, Enertec Systems 2001, began focusing exclusively on the military arena, and entered into numerous new fields of military technology in addition to our "classic" ATE field of expertise.

         We have successfully marketed a new line of ruggedized Command and Control mobile stations of modular architecture, allowing adaptation/customization to various applications for which we have already received and delivered an order. This was followed in December for several more units for delivery in the first half of 2005, and we expect this order to be followed by a much larger order to be delivered over the next few years.

         We also entered a new field of ruggedized mission computers for combat vehicles. This new line has been well received and we have already received a first order for three prototypes from the I.A.I. (Israeli Aircraft Industry) who intends to replace their computers which were previously manufactured in-house and have been active in the field for many years. The delivery of the prototypes is expected to be in the second quarter of 2005. If the qualification test is well received, we should get a significant follow on order.

         We introduced a new line of military grade Power Distribution Units for use in airborne, shipborne and ground applications. We have already received an order for 113 Units, to be delivered over the next 4 years.

         We introduced a new test system for the helicopter's flight computer. The first customer was pleased with our presentation and during the last quarter of 2004 placed an order for the first unit which we hope to be followed with more going forward.

         We are trying to capitalize on our technical expertise in the testing of missiles and have introduced a comprehensive test system to test and simulate all stages of a ground-to-air anti-missile missile. We have also introduced a new test system for air-to-air missiles.

         We  have   also   designed   an   innovative,   very   small   airborne
multiple-output power supply that has been specially designed for infrared payloads. It uses a proprietary technology that was developed in-house to power a planar switching transformer which enables further miniaturization and a higher output power to size ratio. This new line has been well received by our customers, and the first samples have already passed the stringent military screening tests.

ENERTEC ELECTRONICS

         We started distributing an external power supply for a Network Security Product. The first order of 1000 units was received during the third quarter of 2004.

         We successfully completed the UL safety approvals for a new custom-made power supply. It is implemented in a series of modems for fast network access of data and voice over the IP network for which we have already received the first order of 1000 units with an expected delivery in the first quarter of 2005.

         We delivered the first samples of DC/DC converters for military CDU (Command Display Units) in the fourth quarter of 2004. These samples were followed with an order for 1500 units with an expected delivery during 2005.

         We entered into a new arena of customized power supplies for fast data networking systems. We customized compact PCI power supplies and during 2004 received orders for 200 units. We also designed a customized small- size multiple-output power supply this product generated an order for 290 units which were delivered in 2004.

         We customized a redundant power supply for IP Storage Networking which generated an order for 200 units.

MARKETING STRATEGIES

         We market our products to a diverse group of manufacturers. Our products serve the various needs of local Israeli manufacturers of electronic systems in the following fields:

         o    Telecommunications;
         o    Medical;
         o    Military; and
         o    Industrial.

         We currently sell only to Israeli companies that, in turn, incorporate our components into their products for resale to the global markets. However going forward we anticipate creating some kind of platform to market Enertec Systems 2001 products to U.S. Companies as well as creating a manufacturing base within the States so as to benefit from US government dollars directed to Israel's military aid with the condition of being spent on U.S manufactured products. Currently we advertise in all the local Israeli technical magazines and participate in electronic shows three to five times a year. A substantial part of the business is from "captive" customers who have been working with us for many years. Many companies have engaged us from their inception, and have implemented our custom designed solutions. Many of our customers use us exclusively, and have become dependent on us for technical services, products and support, and consider us to be their own "power supply department" and "ATE systems department".

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

         Over the next 24 months, we plan to be more aggressive in our marketing efforts by introducing an array of new advertisements, a web site and new catalogs. Part of our success within Enertec Systems has been to anticipate the needs of our clients and to start working on products that we know they will be needing thus gaining an edge on our competition in our time to market. Furthermore by having our ear close to the ground, we have been able to identify those of our clients and potential clients that look poised to get the big orders and focus our attention on gaining a foothold within that client. When successful this strategy enables us to benefit from the large order flow that they receive both in terms of the typical products they would expect us to produce for them as well as the more sophisticated products that they might not expect that we are then in the perfect position to offer to them, especially if they are inundated with business we are able to step in and ease the burden of some of the non-core components.

         Unlike Enertec Systems 2001 whose competitive edge lies much more with the sophistication and complex nature of the products, Enertec Electronics maintains its competitive advantage primarily through its range of products and their price.

         By continuously diversifying into new and more complex products, Enertec Systems 2001 has been able to set itself apart from its competition.

MARKET CONDITIONS

         Worldwide recession in high-tech, telecommunications, and Internet related products has affected the Electronics Division's power supplies sales. The overall market experienced a recession during 2003 and the first quarter of 2004. During 2004 our power supply sales remained steady at the 2003 level. However starting in the second half of 2004 this market started to improve and we received more new orders resulting in a significantly increased backlog of $1,226,000. During the last quarter of 2003 the market for military/customized systems was reduced due to end-of-year 2003 budget cuts by the Israeli Ministry of Defense. However during the last two quarters of 2004 the local military market improved significantly resulting in many new orders received which contributed to a large backlog of military products of about $1,913,000.

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

         The local Israeli market for ATE and simulators is estimated at $100 to $200 million annually. We have about 4% of this market, approximately the same level of market penetration as our competitors. This market is largely controlled by big local defense manufacturers. However, there has been a noticeable trend by these and other defense manufacturers to outsource test systems to specialized firms so that large manufacturers can focus their resources on designing their core products.

         The local market for outsourced custom designed military systems is above $ 500 million. We have just begun to penetrate parts of this market with products in the field of avionic systems, ruggedized control systems to name but a few.

         Our stability is largely due to our diversified client base. We service clients in the telecommunications, industrial control, medical and the military core business sectors. In addition to this our sales force pays a significant amount of attention to our customer relationships, providing more opportunities to gain our foothold into a contract than our competition does. Furthermore we offer more customized power supplies, which, we believe, makes it more difficult for our competitors to bid successfully on the same projects or replace our product down the road in production or for follow on orders.

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

CUSTOMERS

         Our customers are mostly local Israeli manufacturers of electronic systems from different segments of the electronics industry, representing such fields as military, commercial, medical, and telecommunications industries. Due to the high level of diversification of our customers, we are not dependent on any one specific market segment; so overall performance is less affected by fluctuation in the markets. Until 2003 IAI (Israel Aircraft Industries) was our major customer representing approx 38% of our sales. During 2004 we made effort to increase our sales in other fields of technologies, for example avionic equipment and combat stations. This resulted in an increase in our sales to Rafael to approx 25% of our total sales in 2004 as compared to 10% in 2003. In 2004 Israeli Aircraft Industry (IAI) accounted for approximately only 18% of our sales.

BACKLOG

         As of December 31 2004 we had a backlog of written firm orders for our products and services in the amount of approximately $3,139,000 as compared to a backlog of approximately $1,137,000 as of December 31, 2003. The increase of 176% in the backlog as of Dec 2004 compared to Dec 2003 is due to the fact that during the second half of 2004, there was a significant increase in orders for military systems. The delivery lead-time for military systems is six to twelve months, which gives rise to a significant backlog.

         The orders included in the December 31, 2004 backlog figure are as follows:

Enertec Systems 2001

         $413,000 representing test systems for IAI missiles and avionic systems $162,000 representing airborne power supplies and test systems for infra-red payloads
         $1,273,000 representing airborne power supplies, flight computers and test systems for avionics and military systems.
         $65,000 representing data link test equipment.

Enertec Electronics

         $1,226,000
         This figure includes a variety of orders for commercial/telecom/medical /industrial power supplies as well as several orders for standard test equipment for both the commercial and military industry.

COMPETITION

ENERTEC ELECTRONICS

         We face intense competition within Enertec Electronics from the existing manufacturers and distributors of electronic components and products. Presently, several competing companies that have greater resources than we do, such as financial, operational, sales, marketing, and research and development resources, are actively engaged in the manufacture and distribution of electronic components and products. Our main competitors include; Advise Electronics Ltd., Appletec Ltd., Migvan Technologies Ltd., Boran Technologies Ltd., Telkoor Power Supplies Ltd., and Horizon Electronics Ltd.

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

         Our products have been incorporated into many high volume production projects with long-term purchasing agreements of up to two years. That is, our customers' products are sold in high volume intervals, and to ensure delivery in a timely fashion, our customers place long-term orders with us to cover their production needs over a period of several months to up to a year and even longer in some cases. Additionally, we mass-produce power supplies for a client's entry control system and are the major manufacturer of power supplies for a Video On Demand provider. Due to the significant approval process these products must pass to get to the market, it is not cost effective to replace our component with a cheaper competitor's product because they would have to resubmit the product for re-approval with the new component inside.

ENERTEC SYSTEMS 2001

         Our chief source of competition for Enertec Systems 2001 are our clients themselves. Heretofore most of our clients have done their own systems testing and core component manufacturing in house. But as their volume of sales start increasing it is easier for us to provide an outsourcing capability for them. Furthermore as we continue to prove our expertise and our clients allow us to create increasingly complex products for them, we have started to build their trust and are overtaking a lot of the functions that previously they would have produced in house. Outside competitors that we face are:

         Chaban Electronics Ltd
         Symcotech Ltd
         Rada Electronic Industries ltd

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

EMPLOYEES

         As of December 31, 2004, Enertec Electronics Limited had 15 employees and Enertec Systems 2001 Limited had 47 employees. All technical employees must sign a two-year confidentiality agreement and a two-year non-compete agreement, which prohibits our employees, if they cease working for us, from directly competing with us or working for our competitors. However, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, such as the secrecy of a company's confidential commercial information or its intellectual property. We may not be able to demonstrate that harm would be caused to us, and therefore, may be unable to prevent our competitors from hiring and benefiting from the expertise of our former employees. None of our employees are subject to a collective bargaining agreement. We do not employ any supplemental benefits or incentive arrangements for our officers or employees. All of our employees are full-time. Management considers its employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

         Research and Development costs totaled approximately $110,000 and $100,000 for the twelve months ended December 31, 2004 and 2003 respectively which equates to approximately 1.8% and 1.5% of revenues respectively for both periods. These expenditures have adequately satisfied our research and development requirements. The reason for the relatively low budget dedicated to R&D as a percentage of our revenues is that our clients drive our R and D with projects that they want us to develop, consequently these costs are passed on as cost of sales to our clients who request the new product development.

SEASONAL ASPECTS OF OUR BUSINESS

         The sales of military products experience seasonal variations this is due to the fact that the Israeli Ministry of Defense frequently delays the release of budgets near the end of the fiscal year, therefore new orders to the military industry are delayed, leading to delays of orders to the local subcontractors. When this happens it negatively affects the sales volume of the 1st quarter of the year. In addition, some of our customers push for increased deliveries during the last weeks of the year in order to fulfill contractual delivery obligations to their customers and also to show better business results. This often causes an upward spike in our fourth quarter results.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

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

ITEM 3.  LEGAL PROCEEDINGS.

         Except as described below, we are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock began quotation on the OTC Bulletin Board on June 1, 2004 under the symbol LPST.OB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                 Fiscal 2005               Fiscal 2004
                         -------------------------- -------------------------
Calendar Quarter              High          Low          High         Low
------------------------ ------------- ------------ ------------ ------------
First Quarter            $1.75         $1.75        N/A          N/A
Second Quarter           N/A           N/A          $1.20        $1.01
Third Quarter            N/A           N/A          $1.75        $1.01
Fourth Quarter           N/A           N/A          $2.00        $1.01

HOLDERS

         As of March 25, 2005, we had 5,483,000 shares of common stock outstanding and such shares were held by approximately 36 stockholders of record.

DIVIDENDS

         We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2004.


                                       EQUITY COMPENSATION PLAN INFORMATION

------------------------------------ ------------------------ ----------------------- ---------------------------
PLAN CATEGORY                        NUMBER OF SECURITIES     WEIGHTED AVERAGE        NUMBER OF SECURITIES
                                     TO BE ISSUED UPON        EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                     EXERCISE OF              OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER
                                     OUTSTANDING OPTIONS,     WARRANTS AND RIGHTS     EQUITY COMPENSATION PLANS
                                     WARRANTS AND RIGHTS                              (EXCLUDING SECURITIES
                                                                                      REFLECTED IN COLUMN (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                       (b)                         (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
EQUITY COMPENSATION PLANS APPROVED
BY SECURITY HOLDERS                            -0-                     -0-                     500,000
------------------------------------ ------------------------ ----------------------- ---------------------------
EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS
                                               -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------
TOTAL                                          -0-                     -0-                     500,000
------------------------------------ ------------------------ ----------------------- ---------------------------

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

         The plan is administered by our board of directors, which will select the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therein and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         The information in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

         The following discussion and analysis should be read in conjunction with the financial statements of Lapis Technologies, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, our cash balance was $124,000, as compared to $181,000 at December 31, 2003. The decrease in cash balance is mainly due to a decrease in the total bank debt. Total current assets at December 31, 2004 were $5,739,000, as compared to $5,332,000 at December 31, 2003. The increase in current assets is mainly due to the increase in work in process inventory.

         Our accounts receivable at December 31, 2004 was $2,544,000, as compared to $3,083,000 at December 31, 2003. This change in accounts receivable is primarily due to a large increase of revenues from Rafael with shorter payment terms, 45-60 days as compared to 90-120 days of most of our other customers. Another reason is the lower revenue of 2004 as compared to 2003.

         As of December 31, 2004 our working capital was $1,249,000, as compared to $713,000 at December 31, 2003 and an accumulated loss of $57,000. The increase in the working capital is mainly due to increase in work in process inventory and decrease in short term bank loans. Bank Leumi and Bank Hapoalim have together extended us a total available bank debt of $3,027,000 as opposed to $3,201,000 at December 31,2003. We have used this debt in a combination of ways: as short-term debt, as long-term debt and in the form of lines of credit, which we use from time to time to satisfy our temporary cash flow needs. Bank Leumi has provided us with $2,358,000 of total debt based on our pledge of $1,900,000 of our working capital and customers' receivables due from Israeli Aircraft Industry and Rafael, and $458,000 by the pledge of some of the financial assets of our president, Harry Mund. Bank Hapoalim has provided us with $669,000 of total debt based on our pledging of $500,000 of our customers' receivables due from Tadiran Spectralink Ltd. and Bigband, Zycon and Rad., and $169,000 by the pledging of some of the financial assets of Mr. Mund. Mr. Mund has personally on deposit with our banks monies in excess of $1,000,000 which he has pledged as collateral against our bank debt.

         The current portion of our term loans at December 31, 2004 consisted of $163,000 compared to $202,000 at December 31, 2003. Our total short-term loan consisted of $1,926,000 of short-term loans and $163,000 of current portion of long-term debt broken down as follows:

         $279,000 due January 2005,
         $10,000 due Feb 2005,
         $745,000 due March 2005,
         $736,000 due July 2005 and
         $319,000 due December 2005.

         At December 31, 2004, our total bank debt was $3,027,000 as opposed to $3,201,000 at December 31, 2003. These funds were borrowed as follows:
$2,089,000 which includes the current portion of long term debt, as various short term bank loans due through 2005, $236,000 of long-term debt due through September 2007 and $702,000 borrowed using our bank lines of credit. As a result, we decreased the amount borrowed for the year ended December 31, 2004 by $174,000 from $3,201,000 as of December 31, 2003. The decrease in bank debt is mainly due to a decrease in account receivables.

         There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of December 31, 2004 we are current with all of our bank debt and compliant with all the terms of our bank debt.

         At December 31, 2004, and at December 31, 2003, we had receivables from Harry Mund, our Chief Executive Officer and President, in the amounts of $359,000 and $147,000 respectively. The loan to Mr. Mund was extended as a salary advance. We believe that the current payment status will not affect our future cash flow or liquidity.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

         For the fiscal year ended December 31, 2004 we had total revenue of $6,176,000 compared to revenue of $6,490,000 for the fiscal year ended December 31, 2003. The decrease in revenue of $314,000, or 5%, is a result of a lower number of orders for military systems received at the end of year 2003 and first half of 2004, due to 2003 end-of-year budget cuts of Israeli Ministry of Defense, which affected the sales in the first three quarters of 2004. The impact of the government cuts at the end of the year usually lasts two to three quarters since the average lead-time for military products is 6-12 months. There has also been a delay in new orders for the Arrow project since the customer has been involved preparing the August 2004 USA tests.

          Gross profit totaled $2,046,000 for the fiscal year ended December 31, 2004 as compared to $1,871,000 for the fiscal year ended December 31, 2003, an increase of $175,000 or 9%. Gross profit as a percentage of sales for the fiscal year ended December 31, 2004 was 33% as compared to 29% for the fiscal year ended December 31, 2003. The increase in our gross profit was a result of an increased number of repeat orders delivered during 2004 and more orders with higher profit margins.

         Total operating expenses in each of the fiscal years ended December 31, 2004 and December 31, 2003 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2004 and 2003 were $1,221,000 and $1,110,000, respectively, an increase of $111,000, or
10%. The increase in operating expenses is attributable to an increase of $40,000 in salary expenses, approximately $55,000 in cost of professional services legal and accounting associated with being a public company and $16,000 in selling expenses as a result of our effort to develop the market for our new airborne products.

         Our net income was $343,000 in the fiscal year ended December 31, 2004 compared to $252,000 in the fiscal year ended December 31, 2003. This increase in net income by $91,000 or 36% was due to the increase in gross profit of $ 175,000 and the decrease of interest expenses and provisions for income taxes. The decrease in net interest expenses is due to lower interest rates and lower total bank debt.

         As detailed in this annual report, our business is comprised of Enertec Electronics which derives its revenues from the commercial arena and from standard military power supplies that it sells to the military industry and a few orders that were received in 2002 and are still being fulfilled out till 2005 that are systems for the military industry. Consequently from hereon forward when we refer to commercial revenues we will be referring exclusively to Enertec Electronics commercial business and when we refer to military business we will be referring to Enertec Systems 2001 and the military part of Enertec Electronics business.

         For the fiscal year ended December 31, 2004, our non-military revenue, costs of sales and gross profits were $2,403,000, $1,792,000 and $611,000 respectively, and $2,248,000, $1,200,000 and $1,048,000 respectively for the fiscal year ended December 31, 2003. Revenue increased $155,000 or 6.9% because the market for non-military goods started to recover towards the end of 2004, costs of sales increased approximately $572,000 or 47.7% because of efforts to increase our market share and penetrate new markets. Gross profit decreased $437,000 or 41.7% because of the higher cost of sales which was directly due to several orders booked at lower unit prices in order to meet customer's target prices.

         For the twelve months ended December 31, 2004, revenues, costs of sales and gross profits from our military business were $3,773,000, $2,338,000 and $1,435,000 respectively, and $4,242,000, $3,419,000 and $823,000, respectively for twelve months ended December 31, 2003. Revenue decreased $469,000 or 11% because fewer orders for military systems were received due to 2003 end of year budget cuts from the Israeli Ministry of Defense, as well as a strategic decision to focus on fewer but more profitable projects. Cost of sales decreased approximately $1,081,000 or 31.6 % because an increased number of repeat orders were delivered during 2004 as well as projects with a lower cost of sales than the previous year December 2003. Gross Profit increased $612,000 or 74.4 % because we focused on a significant amount of projects with higher profit margin.

         At December 31, 2004, we had three customers that accounted for approximately 62% of accounts receivable. For the years ended December 31, 2004 and 2003, approximately 43% and 61%, of our sales were to two and three customers, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

         Concentration of Credit Risk - Concentrations of credit risk with respect to trade receivables are limited to customers dispersed primarily across Israel. All trade receivables are concentrated in the manufacturing and distribution of electronic components segment of the economy; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of this segment of the economy.

         Revenue Recognition and Customer Deposits - Revenue is recorded as product is shipped, the price has been fixed or determined, collectibility is reasonably assured and all material specific performance obligations have been completed. The product sold by the Company is made to the specifications of each customer; sales returns and allowances are allowed on a case-by-case basis, are not material to the financial statements and are recorded as an adjustment to sales. Cash payments received in advance are recorded as customer deposits.

         Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2004 and 2003 revenue relating to service contracts is less than one percent of net sales.

         Research and Development Costs - Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries. Research and development cost for the years ended December 31, 2004 and 2003 were approximately $110,000 and $100,000, respectively.

         Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2004 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2004. The carrying value of the long-term debt approximate fair value at December 31, 2004 based upon debt terms available for companies under similar terms.

         Foreign Currency Translation - Lapis Technologies, Inc. has one wholly owned subsidiary, Enertec Electronics Limited, an Israeli corporation, and one majority owned subsidiary, Enertec Systems 2001 Ltd., an Israeli corporation.. The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

ITEM 7.  FINANCIAL STATEMENTS.

         All financial information required by this Item is attached hereto at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 1, 2004, Rogoff & Company, P.C. informed us that they were resigning as our principal independent auditors because they were no longer going to do audit work for public companies. Going forward from April 1, 2004 our principal independent auditor will be Gvilli & Co. C.P.A. The decision to engage Gvilli & Co. was taken upon the unanimous approval of our Board of Directors.

         During the fiscal years ended December 31, 2003 and December 31, 2002 and through April 1, 2004, (i) there were no disagreements between the Company and Rogoff & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Rogoff & Company would have caused Rogoff & Company to make reference to the matter in its reports on the Company's financial statements, and (ii) Rogoff & Company's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the last two most recent fiscal years ended December 31, 2003 and December 31, 2002 and through April 1, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

         During the recent fiscal years ended December 31, 2003 and December 31, 2002 and through April 1, 2004, we did not consult with Gvilli & Co. regarding either:

         1. the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Gvilli & Co. concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or

         2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

----------------------- ----- -----------------------------------------------
            NAME         AGE                        POSITION
----------------------- ----- -----------------------------------------------
Harry Mund                57  Chairman of the Board, Chief Executive Officer,
                              President and Secretary
----------------------- ----- -----------------------------------------------
Miron Markovitz           57  Director, Chief Financial Officer and Principal
                              Accounting Officer
----------------------- ----- -----------------------------------------------

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

         MIRON MARKOVITZ, a Director, our Chief Financial Officer and Principal Accounting Officer since our inception, has been the Chief Financial Officer of our subsidiary, Enertec Electronics Limited, since 1992, responsible for its accounting and financial management. He attended Haifa University from 1975 to 1978 and earned a BA in economics and accounting.

SIGNIFICANT EMPLOYEES

         The following is a brief description of the business experience of each of our significant employees:

         ZVI AVNI,  43,  was the System  Division  Manager  for our  subsidiary,
Enertec Electronics Limited, from February 1997 to January 2002. His responsibilities included the design and manufacture of automatic test systems. Mr. Avni has 18 years of experience with ATE systems for the military market and worked at Elbit Systems for 12 years as an ATE group leader. Since January 2002, Mr. Avni has worked for Enertec Systems 2001 Ltd., which is owned by Enertec Management Limited (55%), Harry Mund (27%) and Mr. Avni (18%), and continues to be responsible for the design and manufacture of the Automatic Test Systems. Mr. Avni graduated from Haifa Technion Institute of Technology in 1982 and earned a degree as a Practical Electronic Engineer.

         YAAKOV OLECH, 53, has been employed by our subsidiary, Enertec Electronics Limited, since March 1991. Mr. Olech is head of our customer service electronic lab and technical support, providing after-sales customer support and repair services for products under warranty or by utilizing service contracts for repair of power supplies. He attended Radiotechnical Institute, Minsk, USSR from 1976 to 1979 and has earned a Master in Science in electronic engineering.

         DR. ALEXANDER VELICHKO, 58, has 28 years of experience as leading research and development engineer and head of the research and development group at several companies. From 1981 to 1990, he was a lecturer of electronics and automation at the Engineering Institute, Karatau, Kazahtan. From 1990 to 1999, Dr. Velichko was chief engineer of the Laboratory of Electronics and
Automatization Karatau, Kazakhtan, responsible for development of compact analog/digital measurement devices. Since February 2000 he has been Enertec Electronics Limited's chief scientist and head of research and development. Dr Velichko is responsible for the design of custom-made power supplies. He earned a PhD in Automatic Control at the Moscow Institute of Mining, which he attended from 1964 to 1969, and earned a Master in Science at Tomsk Institute of Electronic Engineering.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B. We have not been able to identify a suitable nominee to serve as an audit committee financial expert.

CODE OF ETHICS

         We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Harry Mund, 19 W. 34th Street, Suite 1008, New York, NY 10001. Our telephone number is (212) 937-3580.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, for services as executive officer for the last three fiscal years. Since we did not compensate any executive during fiscal 2004, 2003 and 2002, the information in the table includes compensation paid or awarded by Enertec Electronics Limited only. No executive officer other than Mr. Mund received total annual compensation in excess of $100,000 during fiscal 2004, 2003 and 2002.

                                                     SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                            -------------------------------------------
                                              ANNUAL COMPENSATION                      AWARDS                PAYOUTS
                                      ------------------------------------- ------------------------------ ------------
                                                                  OTHER                       SECURITIES                   ALL
                                                                 ANNUAL     RESTRICTED        UNDER-LYING                 OTHER
        NAME AND                                                 COMPEN-    STOCK AWARD(S)    OPTIONS/        LTIP       COMPEN-
   PRINCIPAL POSITION         YEAR       SALARY ($)  BONUS ($)  SATION ($)        ($)           SARS (#)     PAYOUTS ($) SATION ($)
------------------------- ----------- ------------- ---------- ------------ ----------------- ------------ ------------ -----------
Harry Mund, Chief           2004        $261,000      -0-         -0-            -0-             -0-          -0-         -0-
     Executive Officer      2003        $216,000      -0-         -0-            -0-             -0-          -0-         -0-
     and President          2002        $145,550      -0-         -0-            -0-             -0-          -0-         -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2005. The information in this table provides the ownership information for:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;
         o    each of our directors;
         o    each of our executive officers; and
         o    our executive officers and directors as a group.

         Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Enertec Electronics Limited, 27 Rechov Ha'Mapilim, Kiriat Ata, Israel, P.O. Box 497, Kiriat Motzkin 26104, Israel.

                                      Number of Shares       Percentage
Name of Beneficial Owner              Beneficially Owned *   Ownership *
------------------------------------  ---------------------  ----------------
Harry Mund                                    4,750,000           86.6%
Miron Markovitz                                   9,000            0.2%
------------------------------------  ---------------------  ----------------
All Directors and Executive Officers          4,759,000           86.8%
as a Group (2 persons)

*     Applicable  percentage  ownership is based on  5,483,000  shares of common stock outstanding as of March 25, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of March 25, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13. EXHIBITS.

EXHIBIT
NUMBER                              DESCRIPTION
-------  -----------------------------------------------------------------------
3.1 Certificate of Incorporation of Enertec Electronics, Inc. filed January 31, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)
3.2 Certificate of Amendment of Enertec Electronics, Inc. filed April 23, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)
3.3 Certificate of Amendment of Opal Technologies, Inc. filed October 17, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)
3.4 By-Laws of Lapis Technologies, Inc. (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)
14.1 Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004)
21.1     List of Subsidiaries
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $8,250 and $10,500 for the years ended December 31, 2004 and December 31, 2003, respectively.

AUDIT-RELATED FEES

         We incurred fees of $0 and $0 for the years ended December 31, 2004 and December 31, 2003, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

         The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $1,500 and $1,500 for the years ended December 31, 2004 and December 31, 2003, respectively. The services for which such fees were paid consisted of filing our tax returns for 2003 and 2004.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2004 and December 31, 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         Not applicable

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LAPIS TECHNOLOGIES, INC.


         Dated:   March 28, 2005               By:  /s/ Harry Mund
                                                 -------------------------------
                                                 Harry Mund
                                                 Chief Executive Officer


         Dated:   March 28, 2005               By:  /s/ Miron Markovitz
                                                 -------------------------------
                                                 Miron Markovitz
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                   TITLE                       DATE
         ---------                   -----                       ----


          /s/ Harry Mund             Chairman of the Board       March 28, 2005
         --------------------
         Harry Mund


          /s/ Miron Markovitz        Director                    March 28, 2005
         --------------------
         Miron Markovitz

Gvilli & Co. C.P.A. (isr.)



                          INDEPENDENT AUDITORS' REPORT


To the Stockholders' and the Board of Directors of Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and Subsidiaries (the "Company") at December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Lapis Technologies, Inc. and Subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Gvilli and Co.
Gvilli & Co.
March 17, 2005
Casarea, Israel

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



/s/ Gvilli & Co.
June 25, 2004
Casarca, Israel

                           LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                             (In Thousands, Except Share Amounts)


                                            ASSETS
                                                                                  December 31,
                                                                                      2004
                                                                                  ------------
Current Assets:
    Cash and cash equivalents                                                     $        124
    Accounts receivable                                                                  2,544
    Inventories                                                                          2,274
    Prepaid expenses and other current assets                                              438
    Due from stockholder                                                                   359
                                                                                  ------------
      Total Current Assets                                                               5,739

Property and equipment, net                                                                414
Deferred income taxes                                                                       20
                                                                                  ------------
                                                                                  $      6,173

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
    Bank line of credit                                                           $        702
    Short term bank loans                                                                1,926
    Current portion of term loans                                                          163
    Accounts payable and accrued expenses                                                1,520
    Income taxes payable                                                                   179
                                                                                  ------------
      Total Current Liabilities                                                          4,490

Term loans, net of current portion                                                         236
Severance payable                                                                           59
                                                                                  ------------
                                                                                         4,785
    Commitments and contingencies

Minority interest                                                                          372

Stockholders' Equity:
    Preferred stock; $.001 par value, 5,000,000 shares authorized,  none issued
    - Common stock; $.001 par value, 100,000,000 shares authorized, 5,483,000
      shares issued and outstanding                                                          5
    Additional paid-in capital                                                              78
    Accumulated other comprehensive loss                                                   (57)
    Retained Earnings                                                                      990
                                                                                  ------------
      Total Stockholders' Equity                                                         1,016
                                                                                  ------------
                                                                                  $      6,173

The accompanying notes are an integral part of these financial statements.

                           LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands, Except Earnings Per Share and Share Amounts)

                                                                             Years Ended
                                                                             December 31,
                                                                     --------------------------
                                                                        2004            2003
                                                                     -----------    -----------
Sales                                                                $     6,176    $     6,490
Cost of sales                                                              4,130          4,619
                                                                     -----------    -----------
    Gross profit                                                           2,046          1,871
                                                                     -----------    -----------
Operating Expenses:
    Selling expenses                                                          56             40
    General and administrative                                             1,165          1,070
                                                                     -----------    -----------
      Total operating expenses                                             1,221          1,110
                                                                     -----------    -----------
    Income from operations                                                   825            761
                                                                     -----------    -----------
Other Income (Expense):
    Interest expense, net                                                   (238)          (327)
    Other income                                                               8             --
    Foregiveness of debt                                                      --             15
                                                                     -----------    -----------
      Total other income (expense)                                          (230)          (312)
                                                                     -----------    -----------
    Income before provision for income taxes and minority interest           595            449

    Provision for income taxes                                                61            120
    Minority interest                                                       (191)           (77)
                                                                     -----------    -----------
Net income                                                           $       343    $       252
                                                                     ===========    ===========

Basic net loss per share                                             $      0.06    $      0.05
                                                                     ===========    ===========
Basic weighted average common shares outstanding                       5,483,000      5,483,000
                                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                           LAPIS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                            YEAR ENDED DECEMBER 31, 2003 AND 2004
                                            (In Thousands, Except Share Amounts)


                                                                             Accumulated
                                              Common Stock        Additional    Other                    Total
                                          ---------------------    Paid-in   Comprehensive  Retained Stockholders'Comprehensive
                                           Shares       Amount     Capital       Loss       Earnings    Equity      Income
                                          ---------   ---------   ---------   ---------    ---------   ---------   ---------
Balance, January 1, 2003                  5,483,000   $       5   $      78   $    (104)   $     395   $     374

Foreign currency translation adjustment          --          --          --          41           --          41          41

Net income                                       --          --          --          --          252         252         252
                                          ---------   ---------   ---------   ---------    ---------   ---------   ---------
Balance, December 31, 2003                5,483,000           5          78         (63)         647         667         293
                                                                                                                   =========

Foreign currency translation adjustment          --                                   6                        6           6

Net income                                       --                                              343         343         343
                                          ---------   ---------   ---------   ---------    ---------   ---------   ---------
Balance, December 31, 2004                5,483,000   $       5   $      78   $     (57)   $     990   $   1,016   $     349
                                          =========   =========   =========   =========    =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                         Years Ended
                                                         December 31,
                                                      ------------------
                                                        2004       2003
                                                      -------    -------
Cash flows from operating activities:
   Net income                                         $   343    $   252
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                      146        137
       Minority interest                                  215         77
       Foregiveness of debt                                --        (16)
       Gain on sale of property and equipment              (8)        --
       Deferred income tax                                            (4)
   Change in operating assets and liabilities:
     Accounts receivable                                  539       (910)
     Inventories                                         (616)       266
     Prepaid expenses and other current assets           (203)        86
     Accounts payable and accrued expenses               (184)       (98)
     Income taxes payable                                  65         52
     Customer deposits                                     --       (212)
     Severance payable                                     --        (36)
                                                      -------    -------
Net cash used in operating activities                     297       (406)
                                                      -------    -------
Cash flows from investing activities:
   Proceeds from sale of property and equipment            19         --
   Purchase of property and equipment                     (11)      (213)
   Decrease in due from stockholder                      (139)       121
   Decrease in due from affiliates                        (24)        57
                                                      -------    -------
Net cash (used in) provided by investing activities      (155)       (35)
                                                      -------    -------
Cash flows from financing activities:
   Increase (decrease) in bank line of credit, net       (254)      (495)
   Proceeds from long term debt                         3,682      5,180
   Repayment of long-term debt                         (3,608)    (4,395)
                                                      -------    -------
Net cash provided by financing activities                (180)       290
                                                      -------    -------
Effects of exchange rates on cash                         (19)        19
                                                      -------    -------
Increase (decrease) in cash                               (57)      (132)
Cash, beginning of period                                 181        313
                                                      -------    -------
Cash, end of period                                   $   124    $   181
                                                      =======    =======

The accompanying notes are an integral part of these financial statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                         Years Ended
                                                         December 31,
                                                      ------------------
                                                       2004       2003
                                                      -------    -------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                         $   238    $   327
                                                      =======    =======
     Income taxes                                     $    40    $   172
                                                      =======    =======

Supplemental disclosure of non-cash financing
  activities:
   Common stock issued for services                   $    --    $    50
                                                      =======    =======


The accompanying notes are an integral part of these financial statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements present the results of operations of the Company for the years ended December 31, 2004 and 2003 and their wholly owned subsidiary Enertec Electronics Ltd. and their ownership interest in Enertec Systems 2001 Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Cash and Cash Equivalents

     For the purpose of the statement of cash flows the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Allowance for Doubtful Accounts

     The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2004 the Company has not recorded an allowance for doubtful accounts.

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


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

     Warranty Reserves

     The Company includes a one-year warranty on all products sold. A provision for estimated warranty costs, if material, is recorded at the time of sale. Based upon historical experience the Company has not incurred material costs relating to its warranty and has therefore not recorded a warranty provision at December 31, 2004.

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

     Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2004 and 2003 revenue relating to service contracts is less than one percent of net sales.

     Shipping and Handling Costs

     Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force ("EITF") issue No. 00-10, "Accounting for Shipping and Handling Costs."

     Stock Based Compensation

     Effective  January  1,  2003 the  Company  adopted  the fair  method  value alternative of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. For the years ended December 31, 2004 and 2003 the Company did not issued any stock options.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Research and Development Costs

     Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries. Research and development cost for the years ended December 31, 2004 and 2003 were approximately $110 and $100, respectively.

     Earnings per Share

     The Company presents basic earnings per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

     Under SFAS 128 basic net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common stock equivalents would arise from the granting of stock options. For the years ended December 31, 2004 and 2003 the Company did not grant any stock options. Diluted earnings per share is not included as it is the same as basic for all periods shown.

     Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there is no impairment of long-lived assets at December 31, 2004.

     Minority Interest

     Minority interest represents the minority stockholders' proportionate share of the equity of the Company's subsidiary at December 31, 2004. The minority interest is adjusted for the minority's share of the earnings or loss of Systems.

     Financial Instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2004 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2004. The carrying value of the long-term debt approximate fair value at December 31, 2004 based upon debt terms available for companies under similar terms.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income for the year and foreign currency translation adjustments.

     Foreign Currency Translation

     The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


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

NOTE 4 - INVENTORIES

     Inventories consist of the following at December 31, 2004:

              Raw materials                            $     671
              Work in process                              1,046
              Finished goods                                 557
                                                       ---------
                                                       $   2.274
                                                       =========

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2004:

     Leasehold improvements                                   $  96
     Machinery and equipment                                      6
     Furniture and fixtures                                     172
     Transportation equipment                                   245
     Computer equipment                                         322
                                                              -----
                                                                841
     Less accumulated depreciation and amortization            (427)
                                                              -----
                                                              $ 414
                                                              =====

NOTE 6 - INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31:

                                                        2004        2003
                                                     ---------   ---------
                  Current:
                    Foreign                          $      60   $     124
                  Deferred:
                    Foreign                                  1          (4)
                                                     ---------   ---------
                                                     $      61   $     120
                                                     =========   =========

     At December 31, 2004, the Company has a net operating loss carryforward of approximately $70, which may be utilized to offset future taxable income for United States Federal tax purposes. This net operating loss carryforward begins to expire in 2022. The only timing difference which creates a deferred tax asset is the net operating loss carryforward. This net operating loss carryforward creates a deferred tax asset of approximately $10. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

     Deferred tax assets are classified as current or non-current, according to the classification of the related asset or liability for financial reporting. At December 31, 2004 the Company's wholly owned Israeli subsidiary has a deferred tax asset of approximately $20, due to timing differences relating to severance payable. The Israeli subsidiary has not recorded a valuation allowance as it is more likely than not that the timing differences will be utilized.

     The following is a summary of the components of non-current deferred tax assets at December 31, 2004:

              Severance payable                                  $      20
              Net operating loss carryforward                           10
              Valuation allowance                                      (10)
                                                                 ---------
              Deferred tax assets                                $      20
                                                                 =========

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


NOTE 6 - INCOME TAXES - continued

     Differences between the United States Federal statutory income tax rate and the effective tax rate are as follows for the years ended December 31:

                                                        2004       2003
                                                     ---------   ---------
                  Federal statutory rate                  34.0%       34.0%
                  Valuation Allowance                    (34.0)      (34.0)
                  Effect on foreign taxes                 10.3        26.7
                                                     ---------   ---------
                                                          10.3%       26.7%
                                                     =========   =========

NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2004:

              Bank line of credit due December 31, 2004
                at 6.7% per annum                                $     702

              Short-term bank loans, payable within
                twelve months at rates ranging from
                7% per annum and 9.5% per annum                      1,926

              Term loans, due between February 2005 and
                September 2007 at rates ranging from 7.0%
                per annum and 8.5% per annum                           399
                                                                 ---------
                                                                     3,027
     Less current portion of term loans                              2,791
                                                                 ---------
                                                                 $     236
                                                                 =========

     The Company has pledged its accounts receivables as collateral against its long term debt, which is payable to one financial institution. In addition, the president has guaranteed personal assets, as defined in the agreement, against the Company's long term debt.

     The aggregate maturities of long-term debt are as follows at December 31, 2004:

                    Year Ended
                       2005                                      $   2,089
                       2006                                            145
                       2007                                             91
                                                                 ---------
                                                                 $   2,325
                                                                 =========

NOTE 8 - SEVERANCE PAYABLE

     Severance payable represents amounts computed on employees' most recent salary and the number of years working in Israel. The Company's liability is partially offset by amounts deposited to insurance policies, which are under the company's control.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


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


NOTE 10 - RELATED PARTIES

     Due from Stockholder

     At December 31, 2004 the majority stockholder had advances due to the Company that accrue interest at 4% per annum. These advances are repayable within the next twelve months.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


NOTE 10 - RELATED PARTIES - continued

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Lease commitments

     The Company leases certain office and manufacturing space under two noncancellable operating leases expiring at December 31, 2005 and March 31, 2007. Rent expense, including municipal taxes and utilities associated with the leases approximated $59 and $52, respectively, for the years ended December 31, 2004 and 2003.

     At December 31, 2004, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

                Year Ending
                December 31:
                ------------
                    2005                                         $      59
                    2006                                                59
                    2007                                                59
                                                                 ---------
                                                                 $     177
                                                                 =========

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
               (In Thousands, Except Share and Per Share Amounts)


NOTE 12 - CONCENTRATIONS

     The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $100 in the United States. Management has placed these funds in high quality institutions in order to minimize the risk. Cash held in Israel at December 31, 2004 was $124.

     At December 31, 2004 the Company had three customers that accounted for approximately 62% of accounts receivable. For the years ended December 31, 2004 and 2003 approximately 43% and 51%, respectively, of the Company's sales were to two and three customers, respectively.

NOTE 13- SEGMENT AND GEOGRAPHIC INFORMATION

     Information about the Company's assets in different geographic locations at December 31, 2004 is shown below pursuant to the provisions of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

                  Total assets:
                    Israel                                       $   6,173
                    United States                                        0
                                                                 ---------
                                                                 $   6,173
                                                                 =========