Form 10QSB
period 2005-03-31
LAPIS TECHNOLOGIES INC
filed 2005-05-16
CIK 854800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________


                            LAPIS TECHNOLOGIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                    27-0016420
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                19 W. 34TH Street, Suite 1008, New York, NY 10001
                -------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (212) 937-3580
                                               --------------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2005, the issuer had 5,483,000 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements...........................................  2
Item 2.       Management's Discussion and Analysis or Plan of Operation......  7
Item 3.       Controls and Procedures........................................ 10

                                        PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................. 10
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.... 11
Item 3.       Defaults Upon Senior Securities................................ 11
Item 4.       Submission of Matters to a Vote of Security Holders............ 11
Item 5.       Other Information.............................................. 11
Item 6.       Exhibits and Reports on Form 8-K............................... 11

SIGNATURES................................................................... 12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)

           ASSETS
                                                                      March 31,
                                                                        2005
                                                                    -----------
Current Assets:
    Cash and cash equivalents                                       $        43
    Accounts receivable                                                   2,393
    Inventories                                                           2,292
    Prepaid expenses and other current assets                               623
    Due from stockholder                                                    372
                                                                    -----------

      Total current assets                                                5,723

Property and equipment, net                                                 385
Deferred income taxes                                                        19
                                                                    -----------

                                                                    $     6,127
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
    Bank line of credit                                             $       461
    Short term bank loans                                                 2,087
    Current portion of term loans                                           151
    Accounts payable and accrued expenses                                 1,577
    Income taxes payable                                                    233
                                                                    -----------

      Total current liabilities                                           4,509

Term loans, net of current portion                                          193
Severance payable                                                            59
                                                                    -----------

        Total liabilities                                                 4,761
                                                                    -----------

    Commitments and contingencies

Minority interest                                                           311

Stockholders' Equity:
    Preferred stock; $.001 par value, 5,000,000 shares
      authorized,  none issued                                             --
    Common stock; $.001 par value, 100,000,000 shares
      authorized, 5,483,000
      shares issued and outstanding                                           5
    Additional paid-in capital                                               78
    Accumulated other comprehensive loss                                    (68)
    Retained Earnings                                                     1,040
                                                                    -----------

      Total stockholders' equity                                          1,055
                                                                    -----------

                                                                    $     6,127
                                                                    ===========

                     LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands, Except Earnings Per Share and Share Amounts)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2005           2004
                                                   -----------    -----------
Sales                                              $     1,665    $     1,121
Cost of sales                                            1,241            758
                                                   -----------    -----------

    Gross profit                                           424            363
                                                   -----------    -----------

Operating expenses:
    Selling expenses                                        23              2
    General and administrative                             284            252
                                                   -----------    -----------

      Total operating expenses                             307            254
                                                   -----------    -----------

    Income from operations                                 117            109
                                                   -----------    -----------

Other income (expense):
    Interest expense, net                                  (61)           (73)
                                                   -----------    -----------

    Income before provision for income taxes and
      minority interest                                     56             36

    Provision for income taxes                              56              9
    Minority interest                                       50             (9)
                                                   -----------    -----------

Net income                                                  50             18

Other comprehensive (loss) income, net of taxes
    Foreign translation (loss) gain                        (11)           (43)
                                                   -----------    -----------

Comprehensive (loss) income                        $        39    $       (25)
                                                   ===========    ===========


Basic net income (loss) per share                  $      0.01    $      0.00
                                                   ===========    ===========

Basic weighted average common shares outstanding     5,483,000      5,483,000
                                                   ===========    ===========


The accompanying notes are an integral part of these financial statements.

                     LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                             Three Months Ended
                                                                 March 31,
                                                              2005        2004
                                                            -------     -------
Cash flows from operating activities:
    Net income                                              $    50     $    18
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                            30          31
        Minority interest                                       (61)         15
        Gain on sale of property and equipment                 --
        Deferred income tax                                      (1)         (1)
    Change in operating assets and liabilities:
      Accounts receivable                                       151         760
      Inventories                                               (18)       (338)
      Prepaid expenses and other current assets                (184)        (34)
      Accounts payable and accrued expenses                       2        (178)
      Income tax payable                                         54           5
      Customer deposits                                          54        --
                                                            -------     -------

Net cash provided by (used in) operating activities              77         278
                                                            -------     -------

Cash flows from investing activities:
    Purchase of property and equipment                         --          --
    Increase in due from stockholder                            (13)       (140)
                                                            -------     -------

Net cash used in investing activities                           (13)       (140)
                                                            -------     -------

Cash flows from financing activities:
    Increase in bank line of credit, net                       (233)        204
    Proceeds from long term debt                              1,221         950
    Repayment of long-term debt                              (1,123)     (1,421)
                                                            -------     -------

Net cash (used in) provided by financing activities            (135)       (267)
                                                            -------     -------

Effects of exchange rates on cash                               (10)         (4)
                                                            -------     -------

Increase (decrease) in cash                                     (81)       (133)
Cash, beginning of period                                       124         181
                                                            -------     -------

Cash, end of period                                         $    43     $    48
                                                            =======     =======

Supplemental  disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                              $    61     $    65
                                                            =======     =======
      Income taxes                                          $    22     $    12
                                                            =======     =======

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                 MARCH 31, 2005


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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

      The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three-months ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                 MARCH 31, 2005


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

NOTE 4 - PROVISION FOR INCOME TAXES -

      The income tax expense for the three months ended March 31, 2005 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its' income with losses from any of its subsidiaries.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Liquidity and Capital Resources

      Our cash balance has remained relatively constant since the quarter ended March 31, 2004, with cash and cash equivalents of $43,000 as of March 31, 2005 compared to $48,000 at March 31, 2004. Total current assets at March 31, 2005 were $5,723,000, as compared to $4,796,000 at March 31, 2004. The increase in current assets is mainly due to the increase in work in process inventory.

      Our accounts receivable at March 31, 2005 was $2,393,000, as compared to$2,232,000 at March 31, 2004. This change in accounts receivable is primarily due to the increase in volume of sales partly offset by an increase of revenues from one of Lapis main customers that has much shorter payment terms.

      As of March 31, 2005 our working capital was $1,214,000, as compared to $703,000 at March 31, 2004. The increase in the working capital is mainly due to an increase in work in process inventory as well as an increase in accounts receivable.

      The  current  portion of our short term  loans at March 31,  2005  totaled
$151,000 compared to $140,000 at March 31, 2004. Our total short term loans amounted to $2,087,000 for the period ended March 31 2005.

      As of March 31, 2005, our total bank debt was $2,892,000 as opposed to $2,834,000 at the end of March 31, 2004. These funds were borrowed as follows:
$2,238,000 which includes the current portion of long term debt as various short term bank loans due through March 2006, $193,000 of long-term debt due through September 2007 and $461,000 borrowed using our bank lines of credit. We increased the amount borrowed for the quarter ended March 31, 2005 by $58,000 from $2,834,000 as of March 31, 2004. The increase in bank debt is mainly due to an increase in receivables and work in progress inventory. As sales increase the need for working capital increases along with it. As a result the source of financing which is the bank debt increased simultaneously.

      There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of March 31, 2005 we are current with all of our bank debt and compliant with all the terms of our bank debt.

      At March 31, 2005, and at March 31, 2004, we had receivables from Harry Mund, our Chief Executive Officer and President, in the amounts of $372,000 and $315,000 respectively. The loan to Mr. Mund was extended as a salary advance. We believe that the current payment status will not affect our future cash flow or liquidity.

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

      Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, management may undertake additional debt or equity financings to better enable Lapis to grow and meet its future operating and capital requirements. We are currently in negotiations to obtain additional financing through an offering of equity securities to expand our operations. However, no definitive agreement has been reached with respect to the structure of any proposed financing and there is no assurance that any such financing will be consummated. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      For the three months ended March 31, 2005 we had total revenue of $1,665,000 compared to revenue of $1,121,000 for the three months ended March 31, 2004. The increase in revenue of $544,000, or 48.5%, is a result of increase in volume of orders received during the last quarter of 2004. During the second half of 2004 the Israeli demand for both Lapis' military and non-military products increased substantially. The increase in revenues for the first quarter ended March 31, 2005 versus the same quarter for the prior year is due to the following reasons. During the fourth quarter of 2003, the Israeli Ministry of Defense cut their end of year budget which affected the first quarter revenues for 2004, however the same thing did not happen in the fourth quarter of 2004 therefore the first quarter 2005 revenues were significantly higher. In addition in the military arena we introduced several new products and increased our sales to several of our top military clients. On the commercial side, the fourth quarter of 2004 experienced an increased international demand for Israeli high tech products. Consequently we received a boost in revenues in the first quarter of 2005.

      Gross profit totaled $424,000 for the three months ended March 31, 2005 as compared to $363,000 for the three months ended March 31, 2004, an increase of $61,000 or 16.8%. Gross profit as a percentage of sales for the three months ended March 31, 2005 was 25.5% as compared to 32.4% for the three months ended March 31, 2004. The increase in gross profits is primarily a result of higher revenues. The decrease in gross profits as a percentage of sales is a result of lower introductory prices for new product lines.

      Total operating expenses in the three months ended March 31, 2005 and the three months ended March 31, 2004 were comprised of selling, general and administrative expenses. Operating expenses for the three months ended March 31, 2005 and 2004 were $307,000 and $254,000 respectively, an increase of $53,000, or 20.9%. The increase in operating expenses is attributable to an increase of $21,000 in selling expenses as a result of our efforts to introduce new product lines in the marketplace, $18,000 in professional services for legal and accounting costs associated with being a public company and a $14,000 increase in taxes and insurance.

      Our net income was $50,000 in the three months ended March 31, 2005 compared to $18,000 in the three months ended March 31, 2004. This increase in net income by $32,000 or 178% was mainly due to an increase in gross profit of $61,000 and decreased interest expenses of $12,000 offset by an increase in operating expenses of $53,000, an increase in the provision for income tax of $47,000 and a decrease of $59,000 in the minority interest.

      The provision for income tax was $56,000 versus $9,000 for the first quarter ended March 31 2005 and 2004 respectively. This increase in provision for income tax of $47,000 is due to higher percentage of profits being generated at Lapis from Enertec Electronics, whose tax rate is 34%, versus Enertec Systems which is tax exempt after initial revenues of $340,000 per year. The decrease in the minority interest of $59,000 in the quarter ended March 31, 2005 when compared to the same quarter in the prior year is due to the net loss of $ 111,000 in Enertec Systems as a result of aggressive pricing in order to gain market share and new client penetration as well as introduction of new products.

      Enertec Electronics derives its revenues from the commercial arena and from standard military power supplies that it sells to the military industry as well as a few residual ATE orders for the military industry that were received in 2002 that have recurring revenues and delivery dates out into 2005. Going forward when we refer to commercial revenues we will be referring exclusively to Enertec Electronics' commercial business and when we refer to military business, we refer to Enertec Systems 2001 and the residual military orders referred to above within Enertec Electronics.

      As of March 31, 2005, we had two customers that accounted for approximately 28% of accounts receivable. For the three months ended March 31, 2005 and 2004, approximately 41% and 48%, of our sales were to two and three customers, respectively.

Research and Development Costs

      Research and development costs are charged to cost of sale expenses in the accompanying statement of income and consist of salaries. Research and development costs for the three months ended March 31, 2005 and 2004 were approximately $34,000 and $28,000, respectively.

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

      Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three months ended March 31, 2005 and 2005 revenue relating to service contracts was less than one percent of net sales.

      Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at March 31, 2005 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at March 31, 2005 The carrying value of the long-term debt approximate fair value at March 31, 2005 based upon debt terms available for companies under similar terms.

      Foreign Currency Translation - Lapis Technologies, Inc. has one wholly owned subsidiary, Enertec Electronics Limited, an Israeli corporation, and one majority owned subsidiary, Enertec Systems 2001 Ltd., an Israeli corporation. The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Item 3. Controls and Procedures.

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

                                     PART II

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits.

Exhibit Number                               Description
-----------------   ------------------------------------------------------------
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

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LAPIS TECHNOLOGIES, INC.


      Dated:   May 16, 2005        By: /s/ Harry Mund
                                       -----------------------------------------
                                       Harry Mund
                                       Chief Executive Officer, President
                                       and Chairman of the Board



      Dated:   May 16, 2005        By: /s/ Miron Markovitz
                                       -----------------------------------------
                                       Miron Markovitz
                                       Chief Financial Officer, Chief Accounting
                                       Officer and Director