Form 10QSB
period 2005-06-30
LAPIS TECHNOLOGIES INC
filed 2005-08-15
CIK 854800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                            LAPIS TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

          Delaware                                     27-0016420
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                19 W. 34th Street, Suite 1008, New York, NY 10001
                    (Address of principal executive offices)

                    Issuer's telephone Number: (212) 937-3580

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 5,483,000 outstanding shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements..........................................1
Item 2.       Management's Discussion and Analysis or Plan of Operation.....6
Item 3.       Controls and Procedures.......................................9

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................9
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds..10
Item 3.       Defaults Upon Senior Securities..............................10
Item 4.       Submission of Matters to a Vote of Security Holders..........10
Item 5.       Other Information............................................10
Item 6.       Exhibits and Reports on Form 8-K.............................10

SIGNATURES.................................................................11

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                     ASSETS

Current Assets:
    Cash and cash equivalents                                                    $        272
    Accounts receivable                                                                 2,880
    Inventories                                                                         2,263
    Prepaid expenses and other current assets                                             628
    Due from stockholder                                                                   10
                                                                                 ------------

      Total current assets                                                              6,053

Property and equipment, net                                                               365
Deferred income taxes                                                                      19
                                                                                 ------------

                                                                                 $      6,437
                                                                                 ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
    Bank line of credit                                                          $        925
    Short term bank loans                                                               1,894
    Current portion of term loans                                                         144
    Accounts payable and accrued expenses                                               1,312
    Income taxes payable                                                                  233
                                                                                 ------------

      Total current liabilities                                                         4,508

Term loans, net of current portion                                                        166
Severance payable                                                                          56
                                                                                 ------------

        Total liabilities                                                               4,730
                                                                                 ------------

    Commitments and contingencies

Minority interest                                                                         502

Stockholders' Equity:
    Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued             --
    Common stock; $.001 par value, 100,000,000 shares authorized, 5,483,000
      shares issued and outstanding                                                         5
    Additional paid-in capital                                                             78
    Accumulated other comprehensive loss                                                 (129)
    Retained Earnings                                                                   1,251
                                                                                 ------------

      Total stockholders' equity                                                        1,205
                                                                                 ------------

                                                                                 $      6,437
                                                                                 ============

The accompanying notes are an integral part of these financial statements.

                                              LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                    (In Thousands, Except Earnings Per Share and Share Amounts)
                                                            (Unaudited)

                                                                           Six Months Ended              Three Months Ended
                                                                               June 30,                        June 30,
                                                                     ----------------------------    ----------------------------
                                                                         2005            2004            2005            2004
                                                                     ------------    ------------    ------------    ------------
Sales                                                                $      3,531    $      2,688           1,866           1,567
Cost of sales                                                               2,207           1,532             966             774
                                                                     ------------    ------------    ------------    ------------

    Gross profit                                                            1,324           1,156             900             793
                                                                     ------------    ------------    ------------    ------------

Operating expenses:
    Selling expenses                                                           29               7               6               5
    General and administrative                                                683             649             399             397
                                                                     ------------    ------------    ------------    ------------

      Total operating expenses                                                712             656             405             402
                                                                     ------------    ------------    ------------    ------------

    Income from operations                                                    612             500             495             391
                                                                     ------------    ------------    ------------    ------------

Other income (expense):
    Interest expense, net                                                    (119)           (118)            (58)            (45)
                                                                     ------------    ------------    ------------    ------------

    Income before provision for income taxes and minority interest            493             382             437             346

    Provision for income taxes                                                 67              42              11              33
    Minority interest                                                        (165)           (135)           (215)           (126)
                                                                     ------------    ------------    ------------    ------------

Net income                                                                    261             205             211             187

Other comprehensive (loss) income, net of taxes
    Foreign translation (loss) gain                                           (72)            (43)            (61)              5
                                                                     ------------    ------------    ------------    ------------

Comprehensive (loss) income                                          $        189    $        162    $        150    $        192
                                                                     ============    ============    ============    ============


Basic net loss per share                                             $       0.05    $       0.04    $       0.04    $       0.03
                                                                     ============    ============    ============    ============

Basic weighted average common shares outstanding                        5,483,000       5,483,000       5,483,000       5,483,000
                                                                     ============    ============    ============    ============

                     LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                ----------------------------
                                                                                   2005            2004
                                                                                ------------    ------------
Cash flows from operating activities:
    Net income                                                                  $        261    $        205
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                     91              69
        Minority interest                                                                129             141
        Deferred income tax                                                                1               1
    Change in operating assets and liabilities:
      Accounts receivable                                                               (336)            772
      Inventories                                                                         11            (511)
      Prepaid expenses and other current assets                                         (261)             49
      Accounts payable and accrued expenses                                             (210)           (487)
      Income tax payable                                                                  54             (39)
      Customer deposits and other current liabilities                                     71               1
                                                                                ------------    ------------

Net cash provided by (used in) operating activities                                     (189)            201
                                                                                ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                                   (42)            (14)
    Increase in due from stockholder                                                     348            (153)
    (Increase) decrease in due from affiliates                                             1              39
                                                                                ------------    ------------

Net cash used in investing activities                                                    307            (128)
                                                                                ------------    ------------

Cash flows from financing activities:
    Increase in bank line of credit, net                                                 223            (392)
    Proceeds from long term debt                                                       1,881           1,907
    Repayment of long-term debt                                                       (2,002)         (1,711)
                                                                                ------------    ------------

Net cash (used in) provided by financing activities                                      102            (196)
                                                                                ------------    ------------

Effects of exchange rates on cash                                                        (72)            (18)
                                                                                ------------    ------------

Increase (decrease) in cash                                                              148            (141)
Cash, beginning of period                                                                124             181
                                                                                ------------    ------------

Cash, end of period                                                             $        272    $         40
                                                                                ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                  $         --    $        118
                                                                                ============    ============
      Income taxes                                                              $         --    $         21
                                                                                ============    ============

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                  JUNE 30, 2005


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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

     The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2004. The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                  JUNE 30, 2005


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

NOTE 4 - PROVISION FOR INCOME TAXES -

     The income tax expense for the six months ended June 30, 2005 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its' income with losses from any of its subsidiaries.

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

Liquidity and Capital Resources

         Our cash balance at June 30, 2005 has increased compared to the cash balance at June 30, 2004, with cash and cash equivalents of $272,000 as of June 30, 2005 compared to $40,000 at June 30, 2004. Total current assets at June 30, 2005 were $6,053,000 as compared to $4,894,000 at June 30, 2004. The increase in current assets is mainly due to an increase in accounts receivable.

         Our accounts receivable at June 30, 2005 was $2,880,000, as compared to $2,228,000 at June 30, 2004. This change in accounts receivable is primarily due to higher sales for the first six months of 2005 as compared to the same period in 2004.

         As of June 30, 2005 our working capital was $1,545,000 as compared to $968,000 at June 30, 2004. The increase in the working capital is also due primarily to an increase in accounts receivable.

         The current portion of our long-term loans at June 30, 2005 totaled $144,000 compared to $150,000 at June 30, 2004. Our other short-term loans amounted to $1,894,000 for the six-month period ended June 30, 2005 as compared to 1,938,000 at June 30, 2004.

         As of June 30, 2005, our total bank debt was $3,129,000 as opposed to $2,921,000 at the end of June 30, 2004. These funds were borrowed as follows:

         $2,038,000 includes the current portion of long-term debt as various short-term bank loans due through December 2006, $166,000 of long-term debt due through May 2009 and $925,000 borrowed using our bank lines of credit. We increased the amount borrowed for the six months ended June 30, 2005 by $208,000 from $2,921,000 as of June 30, 2004. The increase in bank debt is mainly due to an increased need for working capital for financing the higher volume of sales.

         There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of June 30, 2005 we are current with all of our bank debt and compliant with all the terms of our bank debt.

         As of June 30, 2005, there were no receivables due from Harry Mund, our Chief Executive Officer and President as compared with June 30, 2004, when the receivables from Harry Mund, our Chief Executive Officer and President, totaled $328,000.

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

Results of Operations

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

         Revenues for the three and six months ended June 30, 2005 were $1,866,000, and $3,531,000, respectively, as compared to $1,567,000 and
$2,688,000 for the three and six months ended June 30, 2004, respectively. This represents an increase of $299,000, or 19.1%, for the quarter ended June 30, 2005 and an increase of $843,000, or 31.4%, for the six months ended June 30, 2005, when compared to the same periods of 2004. The increase in revenues for the six months ended June 2005 versus the same period for the prior year is due to the following reasons: During the fourth quarter of 2004 and the first quarter of 2005 Enertec Systems introduced several new products in the military division resulting in higher sales during the first quarter of 2005, a trend which continued during the second quarter of 2005. Enertec Electronics, the commercial division, experienced higher sales due to the rising international demand for high tech products which impacted, Enertec Electronics' customer base and as a result a higher demand for Enertec Electronics Power Supplies.

         Gross profit totaled approximately $900,000 for the quarter ended June 30, 2005 and $1,324,000 for the six months June 30, 2005. For the three and six months ended June 30, 2004, gross profit totaled $793,000 and $1,156,000, respectively. Comparing the three-month period ended June 30, 2005 to the same period of 2004, gross profit increased by approximately $107,000, or 13.5%. For the six-month period ended June 30, 2005, gross profit increased approximately $168,000, or 14.5%, compared to the same period of 2004. The increase in gross profits is primarily a result of higher revenues. Gross profit as a percentage of sales was 48.2% for the three-month period ended June 30, 2005 as compared to 50.6% for the same period of 2004 and for the six-month period ended June

30, 2005, was 37.5% as compared to 43% for the same period of 2004. The decrease in gross profit as a percentage of sales is a result of lower introductory prices for new products and an increase in Research and Development Costs

         Total operating expenses are comprised of selling, general and administrative expenses. For the three months and six months ended June 30, 2005, operating expenses totaled $405,000 and $712,000, respectively. This was an increase of $ 3,000 (0.7%) and $56,000 (8.5%) when compared to the three and six-month periods ended June 30, 2004. The increase in operating expenses for the six-month period is attributable mainly to the increase in operating expenses for the first quarter of 2005 as compared to the same period of 2004. These were comprised as follows: an increase of $22,000 in selling expenses as a result of our efforts to introduce new product lines in the marketplace, $20,000 in professional services for legal and accounting cost associated with being a public company and $14,000 increase in taxes and insurance.

         Our net income was $211,000 in the three months ended June 30, 2005 and $261,000 in the six months ended June 30, 2005. This compares to net income of $187,000 in the three months ended June 30, 2004 and $205,000 in the six months ended June 30, 2004. The increase in net income by $24,000, or 12.8%, comparing the three months ended June 30, 2005 to the three months ended June 30, 2004, and the increase in net income by $56,000, or 27.3%, comparing the six months ended June 30, 2005 to the six months ended June 30, 2004. The increase in the net income in the three-month period ended June 30, 2005 was mainly due to an increase of $107,000 in the gross profit and a decrease of $22,000 in provisions for income tax, offset by an increase of $89,000 in the minority interest. For the six month period ending June 30th 2005, the increase in the net income is due to an increase of $168,000 in gross profit offset by an increase in operating expenses of $56,000, and increase in the provision for income tax of $25,000 as well as an increase of $25,000 in the minority interest.

         For the three and six months ended June 30, 2005, our provision for income taxes was $11,000 and $67,000, respectively. This represents a decrease over the provision for income taxes for the three months ended June 30, 2004 of $22,000 and an increase over the provision for income taxes for six months ended June 30, 2004 of $25,000, respectively. The decrease in provision for income tax in the second quarter of 2005 as compared to the same period in 2004 is due to a higher percentage of profits being generated at Lapis from Enertec Systems which is tax exempt after initial revenues of $340,000 per year versus Enertec Electronics, whose tax rate is 34%. The increase in provision for income tax for six months ended June 30, 2005 as compared to the same period in 2004 is due to a lower percentage of profits being generated at Lapis from Enertec Systems versus Enertec Electronics.

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

         As of June 30, 2005, we had three customers that accounted for approximately 70% of the accounts receivable. For the six months ended June 30, 2005, approximately 51% of our sales were to two customers.

Research and Development Costs

         Research and development costs are charged to cost of sale expenses in the accompanying statement of income and consist of salaries. Research and development costs for the three and six months ended June 30, 3005 were $34,000 and $114,000, respectively. Research and development costs for the three and six months ended June 30, 3004 were $28,000 and $70,000, respectively. The increased R&D cost is related to the costs of developing several new technologies such as driver modules for airborne lasers.

Off-Balance Sheet Arrangements

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

         Concentration of Credit Risk - Concentrations of credit risk with respect to trade receivables are limited to customers dispersed primarily across Israel. All trade receivables are concentrated in the manufacturing and distribution of electronic components segment of the economy; accordingly we are exposed to business and economic risk. Although we do not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of this segment of the economy.

         Revenue Recognition and Customer Deposits - Revenue is recorded as product is shipped, the price has been fixed or determined, collectibility is reasonably assured and all material specific performance obligations have been completed. The product sold by us is made to the specifications of each customer; sales returns and allowances are allowed on a case-by-case basis, are not material to the financial statements and are recorded as an adjustment to sales. Cash payments received in advance are recorded as customer deposits.

         Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three and six months ended June 30, 2005 revenue relating to service contracts was less than one percent of net sales.

         Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short-term bank loans and accounts payable and accrued expenses approximate fair value at June 30, 2005 because of the relatively short maturity of the instruments.

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

Item 3. Controls and Procedures.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

Exhibit
Number                          Description
-------           ------------------------------------

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LAPIS TECHNOLOGIES, INC.


   Dated:   August 15, 2005     By:  /s/ Harry Mund
                                    --------------------------------------------
                                       Harry Mund
                                       Chief Executive Officer, President
                                       and Chairman of the Board



   Dated:   August 15, 2005     By:   /s/ Miron Markovitz
                                    --------------------------------------------
                                       Miron Markovitz
                                       Chief Financial Officer, Chief Accounting
                                       Officer and Director