Form 10QSB
period 2005-09-30
LAPIS TECHNOLOGIES INC
filed 2005-11-14
CIK 854800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                19 W. 34th Street, Suite 1008, New York, NY 10001
                -------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (212) 937-3580
                                               --------------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005, the issuer had 6,483,000 outstanding shares of Common Stock, $.001 par value.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................   1
Item 2.   Management's Discussion and Analysis or Plan of Operation.........   6
Item 3.   Controls and Procedures...........................................  10

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  10
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  10
Item 3.   Defaults Upon Senior Securities...................................  11
Item 4.   Submission of Matters to a Vote of Security Holders...............  11
Item 5.   Other Information.................................................  11
Item 6.   Exhibits..........................................................  11

SIGNATURES..................................................................  12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)

                                     ASSETS
                                                               September 30,
                                                                   2005
                                                               -------------
Current Assets:
    Cash and cash equivalents                                  $         106
    Accounts receivable                                                2,865
    Inventories                                                        2,465
    Prepaid expenses and other current assets                            652
    Due from stockholder                                                  --
                                                               -------------

      Total current assets                                             6,088

Property and equipment, net                                              336
Deferred income taxes                                                     18
                                                               -------------

                                                               $       6,442
                                                               =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
    Bank line of credit                                        $       1,277
    Short term bank loans                                              1,724
    Current portion of term loans                                        143
    Accounts payable and accrued expenses                              1,365
    Income taxes payable                                                 232
                                                               -------------
      Total current liabilities                                        4,741

Term loans, net of current portion                                       128
Severance payable                                                         56
                                                               -------------

      Total liabilities                                                4,925
                                                               -------------
    Commitments and contingencies

Minority interest                                                        395

Stockholders' Equity:
    Preferred stock; $.001 par value,
     5,000,000 shares authorized, none issued                             --
    Common stock; $.001 par value, 100,000,000
      shares authorized, 6,483,000
      shares issued and outstanding                                        6
    Additional paid-in capital                                            78
    Accumulated other comprehensive loss                                (130)
    Retained Earnings                                                  1,168
                                                               -------------

      Total stockholders' equity                                       1,122
                                                               -------------

                                                               $       6,442
                                                               =============

   The accompanying notes are an integral part of these financial statemetns.

                     LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands, Except Earnings Per Share and Share Amounts)

                                                        Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                      2005           2004
                                                   -----------    -----------
Sales                                              $     4,571    $     4,084
Cost of sales                                            2,906          2,375
                                                   -----------    -----------

   Gross profit                                          1,665          1,709
                                                   -----------    -----------

Operating expenses:
   Research and development                                203            100
   Selling expenses                                         67             31
   General and administrative                              914            913
                                                   -----------    -----------

     Total operating expenses                            1,184          1,044
                                                   -----------    -----------

   Income from operations                                  481            665
                                                   -----------    -----------

Other income (expense):
   Interest expense, net                                  (182)          (180)
                                                   -----------    -----------

   Income before provision for income
     taxes and minority interest                           299            485

   Provision for income taxes                               66             71
   Minority interest                                       (55)          (147)
                                                   -----------    -----------

Net income                                                 178            267

Other comprehensive (loss) income, net of taxes
   Foreign translation (loss) gain                         (72)           (43)
                                                   -----------    -----------

Comprehensive (loss) income                        $       106    $       224
                                                   ===========    ===========


Basic net loss per share                           $      0.03    $      0.05
                                                   ===========    ===========

Basic weighted average common shares outstanding     5,706,443      5,483,000
                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statemetns.

                     LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                             ------------------

                                                               2005       2004
                                                             -------    -------
Cash flows from operating activities:
    Net income                                               $   178    $   267
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                            120        103
        Minority interest                                         23        153
        Gain on sale of property and equipment                    --         (9)
        Forgiveness of indebtedness                             (115)        --
        Deferred income tax                                        2         --
    Change in operating assets and liabilities:
      Accounts receivable                                       (321)       635
      Inventories                                               (191)      (499)
      Prepaid expenses and other current assets                 (293)       (36)
      Accounts payable and accrued expenses                     (142)      (515)
      Income tax payable                                          53        (48)
      Customer deposits and other current liabilities             74          1
                                                             -------    -------

Net cash provided by (used in) operating activities             (612)        52
                                                             -------    -------
Cash flows from investing activities:
    Purchase of property and equipment                           (42)        (3)
    Increase in due from stockholder                             348       (158)
    (Increase) decrease in due from affiliates                     1         48
                                                             -------    -------
Net cash used in investing activities                            307       (113)
                                                             -------    -------
Cash flows from financing activities:
    Increase in bank line of credit, net                         575       (254)
    Proceeds from long term debt                               2,306      3,403
    Repayment of long-term debt                               (2,522)    (3,198)
                                                             -------    -------
Net cash (used in) provided by financing activities              359        (49)
                                                             -------    -------
Effects of exchange rates on cash                                (72)       (15)
                                                             -------    -------
Increase (decrease) in cash                                      (18)      (125)
Cash, beginning of period                                        124        181
                                                             -------    -------
Cash, end of period                                          $   106    $    56
                                                             =======    =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                               $   182    $   118
                                                             =======    =======
      Income taxes                                           $    59    $    21
                                                             =======    =======
Supplemental information on non-cash activities:
    Purchase of additional interest in subsidiary
      for stock                                              $ 1,050    $    --
                                                             =======    =======

   The accompanying notes are an integral part of these financial statemetns.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                               SEPTEMBER 30, 2005

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                               SEPTEMBER 30, 2005

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

NOTE 5 - INVESTMENT IN SUBSIDIARY-

      In July, the Company received clearance from the Israeli tax department to proceed with the acquisition of an additional 18% interest in Enertec Systems, increasing its' ownership to 73%. The Company exchanged 1,000,000 of its shares for the 18%. The Company's quoted market price was $1.05 as of the date of the transfer.

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

Overview

      We were formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. and have filed two certificates of amendment changing our name to Opal Technologies, Inc. and then to Lapis Technologies, Inc. We conduct operations in Israel through our wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, of which we have a 73% equity interest. Enertec Electronics is a manufacturer and distributor of electronic components and products relating to power supplies, converters and related power conversion products, automatic test equipment (ATE), simulators and various military and airborne systems. Enertec Electronics maintains two divisions, the Systems Division and the Electronics Division. The Systems Division designs, develops and manufactures test systems for electronics manufacturers in accordance with their specifications. The Electronics Division markets and distributes the test systems, power supplies and other electronic components manufactured by us, and by other manufacturers who engage us to distribute their products.

Liquidity and Capital Resources

      Our cash balance at September 30, 2005 has increased by $50,000 compared to the cash balance at September 30, 2004, with cash and cash equivalents of $106,000 as of September 30, 2005 compared to $56,000 at September 30, 2004. Total current assets at September 30, 2005 were $6,088,000 as compared to $5,144,000 at September 30, 2004. The increase in current assets is mainly due to an increase in accounts receivable and inventory.

      Our accounts receivable at September 30, 2005 was $2,865,000, as compared to $2,373,000 at September 30, 2004. This change in accounts receivable is primarily due to higher sales for the first nine months of 2005 as compared to the same period in 2004 and longer payment terms for some of the orders.

      As of September 30, 2005 our working capital was $1,347,000 as compared to $1,040,000 at September 30, 2004. The increase of $307,000 in the working capital is primarily due to an increase in accounts receivable.

      Bank debt shifts between lines of credit, to short or long term loans depending on the interest rates at various periods of time and cash flow income projections. The current portion of our long-term loans at September 30, 2005 totaled $143,000 compared to $151,000 at September 30, 2004. Our other short-term loans amounted to $1,724,000 for the nine-month period ended September 30, 2005 as compared to $1,996,000 at September 30, 2004.

      As of September 30, 2005, our total bank debt was $3,272,000 as opposed to $3,084,000 at the end of September 30, 2004. These funds were borrowed as follows:

      $1,867,000 includes the current portion of long-term debt as various short-term bank loans due through September 2006, $128,000 of long-term debt due through May 2009 and $1,277,000 borrowed using our bank lines of credit. We increased the amount borrowed for the nine months ended September 30, 2005 by $188,000 (6.1%) from $3,084,000 as of September 30, 2004. The increase in bank debt is mainly due to an increased need for working capital for financing the higher volume of sales, financing of increased raw materials and inventory related to the increased volume of new orders received and higher R&D expenses.

      There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of September 30, 2005 we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

      Revenues for the three and nine months ended September 30, 2005 were $1,040,000, and $4,571,000, respectively, as compared to $1,396,000 and
$4,084,000 for the three and nine months ended September 30, 2004, respectively. This represents a decrease of $356,000, or 25.5%, for the quarter ended September 30, 2005 and an increase of $487,000, or 12%, for the nine months ended September 30, 2005, when compared to the same period for 2004. The increase in revenues for the nine months ended September 30, 2005 versus the same period for the prior year is mainly due to the increase in the revenues for the first six months of 2005 as compared to the first six months of 2004, partly offset by the decrease in sales of third quarter of 2005 as compared to the third quarter of 2004. The reason for the increase in the first six months of 2005 is that during the fourth quarter of 2004 and the first quarter of 2005 Enertec Systems introduced several new products in the military division resulting in higher sales during the first quarter of 2005, a trend which continued during the second quarter of 2005. In addition to this Enertec Electronics, the commercial division, experienced higher sales due to the rising international demand for high tech products which impacted Enertec Electronics' customer base and as a result a higher demand for Enertec Electronics Power Supplies.

      The decrease in the sales of the third quarter of 2005 as compared with the third quarter of 2004 is mainly due to several large orders with long-term delivery and significant design and tooling periods. The delivery of these orders will take place during the last quarter of 2005 and the following quarters of 2006. These orders commenced production during the third quarter of 2005 and are reflected in the increase in work in process and inventory which increased by approximately $250,000 during the third quarter of 2005. In addition to this we invested heavily in marketing, the result of which was a significant increase in the backlog of orders to about $5,350,000 at the end of September 30 2005 as compared with approximately $2,510,000 at the end of September 30 2004, but also diverted some resources away from immediate sales. Furthermore as a result of fluctuations in the exchange rate between the United States Dollar and the Israeli Shekel a loss of $40,000 was calculated for the third quarter ended September 30 2005 as compared with the same prior quarter.

      Gross profit totaled approximately $227,000 for the quarter ended September 30, 2005 and $1,665,000 for the nine months September 30, 2005. For the three and nine months ended September 30, 2004, gross profit totaled $483,000 and $1,709,000, respectively. Comparing the three month period ended September 30, 2005 to the same period of 2004, gross profit decreased by approximately $256,000, or 53%. For the nine-month period ended September 30, 2005, gross profit decreased approximately $44,000, or 2.6%, compared to the same period of 2004. The decrease in gross profit is due to the focus in the last couple of quarters on projects with higher cost of sales resulting in lower profit margins. In addition, during the third quarter of 2005 we had lower revenues than for the same period in 2004, due mainly to work in process for several large orders utilizing new technology for delivery during the fourth quarter of 2005 and during 2006. As is typical with products in early stage of production, the profits are lower than for repeat orders for the same product.

      Gross profit as a percentage of sales was 21.8% for the three-month period ended September 30, 2005 as compared to 34.6% for the same period of 2004 and for the nine-month period ended September 30, 2005, was 36.4% as compared to 41.8% for the same period of 2004. The decrease in gross profit as a percentage of sales is a result of: lower gross profit margin as compared to 2004 and long term projects with higher design and tooling costs.

      Total operating expenses are comprised of R&D, selling and general and administrative expenses. Historically R&D costs were included into the cost of sales. However in the third quarter of 2005 R&D costs were re-classified and shown separately as a part of the operating expenses. 2004's financials have been re-classified accordingly to allow comparison.

      For the three months and nine months ended September 30, 2005, operating expenses totaled $358,000 and $1,184,000, respectively. This was an increase of $40,000 (12.6%) and $140,000 (13.4%) when compared to the three and nine-month periods ended September 30, 2004. The increase in operating expenses for the nine-month period is attributable mainly to the increase of $103,000 in R&D costs and $36,000 in selling expenses, as compared to the same period of 2004.

      The increase in operating expenses for the three-month period ended September 30, 2005 is attributable mainly to an increase of $59,000 in R&D costs and approximately $14,000 in selling expenses, partly offset by a reduction in G&A cost. The increase in selling expenses is a result of our efforts to introduce new product lines in the marketplace.

      Net income for the three months ended September 30, 2005 was ($83,000) and $178,000 in the nine months ended September 30, 2005. This compares to net income of $62,000 in the three months ended September 30, 2004 and $267,000 in the nine months ended September 30, 2004. The decrease in net income by $145,000, or 234%, comparing the three months ended September 30, 2005 to the three months ended September 30, 2004 was mainly due to a decrease of $256,000 in the gross profit and an increase of $40,000 in operating expenses offset by a decrease of $30,000 in provision for income taxes and a decrease of $122,000 in the minority interest. The decrease in net income by $89,000, or 33.3%, comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004 was due to a decrease of $44,000 in gross profit, an increase of $140,000 in the operating expenses, offset by a decrease of $92,000 in the minority interest.

      For the three and nine months ended September 30, 2005, provisions for income taxes was ($1,000) and $66,000, respectively. This represents a decreased provision for income taxes for the three months ended September 30, 2005 versus the same prior period for 2004 of $30,000 and a decreased provision for income taxes for nine months ended September 30, 2005 for the same prior period for 2004 of $5,000. The reason for the decrease in income tax provision for the third quarter of 2005 as compared to the same period in 2004 is due to the combination of the decrease in sales for the quarter, the decrease in the gross profit for the quarter, and the increase in operating expenses for the quarter. This resulted in a decrease in income for the quarter and a corresponding reduction in our provision for taxes.

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

      As of September 30, 2005, we had two customers that accounted for approximately 55% of the accounts receivable. For the nine months ended September 30, 2005, approximately 47% of our sales were to two customers.

Research and Development Costs

      Research and development costs in the accompanying statement of income consist of salaries. Research and development costs for the three and nine months ended September 30, 2005 were $89,000 and $203,000, respectively. Research and development costs for the three and nine months ended September 30, 3004 were $30,000 and $100,000, respectively. The increased R&D cost is related to the costs of developing several new technologies such as driver modules for airborne lasers, power distribution modules for naval applications and new technologies for integrated testing solutions of ballistic missiles.

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

      Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three and nine months ended September 30, 2005 revenue relating to service contracts was less than one percent of net sales.

      Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short-term bank loans and accounts payable and accrued expenses approximate fair value at September 30, 2005 because of the relatively short maturity of the instruments.

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

      On April 16, 2002, Orckit Communications brought an action in the Tel Aviv District Court against Gaia Converter, a French company and Alcyon Production Systems, also a French company and a subcontractor of Gaia Converter, seeking $1,627,966, alleging that the DC converters supplied to it by Gaia Converter were defective and caused Orckit to replace the converters at a substantial financial expense. Enertec Electronics was joined in the action as a local Israeli distributor of the Gaia Converter products. Gaia Converter has advised us that the converters in issue were free from any and all defects and were in good working order and that it was the faulty performance of Orckit's product into which the converters were incorporated that caused them to fail at a greater rate than anticipated by Orckit. Enertec Electronics filed a response to this claim that there is no cause of action against it, as among other things, Enertec Electronics is merely the local Israeli sales representative of Gaia Converter and did not make any implied or express representations or warranties to Orckit regarding the suitability of the converters or otherwise, nor was Enertec Electronics required to do so by law. Technical specifications required by Orckit for the converters were determined and communicated directly by Orckit to Gaia Converter and all other communications regarding the converters were directly between Orckit and Gaia Converter. Moreover, Orckit conducted a qualification test of the converters and confirmed to Gaia Converter that the converters complied with their requirements subsequent to such testing. Neither Gaia Converter nor Alcyon Production Systems have filed a response to this action, and consequently Orkit Communications requested and obtained default judgments from the Tel Aviv District Court against both Gaia Converter and Alcyon Production Systems. Enertec Electronics is defending and is continuing to defend this action vigorously and we do not believe that it will have a material adverse impact on our business. Orkit has filed affidavits setting out the evidence supporting their allegations and Enertec has filed affidavits setting out the evidence supporting its defense. The case has been scheduled for hearing in June of 2006

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On February 22, 2005, we agreed to issue 1 million shares of common stock to Zvika Avni, Chief Operating Officer of Enertec Systems Ltd. which is one of our majority owned subsidiaries, as consideration for the transfer of 18% of the outstanding shares of Enertec Systems Ltd. to Enertec Management Limited, one of our wholly owned subsidiaries. Completion of the transaction was subject to receipt of a tax exemption (of a taxable event) by the Israeli Income Tax Authority, which exemption was received in July 2005.

      We own 100% of the issued and outstanding capital stock of Enertec Electronics Limited, which owns 100% of the issued and outstanding capital stock of Enertec Management Limited. After completion of the above transaction, Enertec Management Limited owns 73% of the outstanding capital stock of Enertec Systems Ltd. The remaining 27% of the outstanding capital stock of Enertec Systems Ltd. is owned by Harry Mund, our Chairman of the Board, Chief Executive Officer, President and Secretary. Issuance of the shares of common stock to Zvika Avni will be made pursuant to the exemption from registration requirements under Regulation S or Regulation D, promulgated pursuant to the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

Exhibit
Number                Description
-------   ----------------------------------------------------------------------

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

                                         LAPIS TECHNOLOGIES, INC.


Dated:   November 14, 2005               By: /s/ Harry Mund
                                             -----------------------------------
                                             Harry Mund
                                             Chief Executive Officer,
                                             President and Chairman of the Board



Dated:   November 14, 2005               By: /s/ Miron Markovitz
                                             -----------------------------------
                                             Miron Markovitz
                                             Chief Financial Officer,
                                             Chief Accounting
                                             Officer and Director