Form 10KSB
period 2005-12-31
LAPIS TECHNOLOGIES INC
filed 2006-03-31
CIK 854800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

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

                    Issuer's telephone Number: (212) 937-3580
                                               --------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year. $7,269,000

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 30, 2005, was $769,650.

      As of March 30, 2005, the issuer had 6,483,000 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                      Page
                                                   PART I

Item 1.    Description of Business....................................................................  1
Item 2.    Description of Property....................................................................  9
Item 3.    Legal Proceedings.......................................................................... 10
Item 4.    Submission of Matters to a Vote of Security Holders........................................ 10

                                                  PART II

Item 5.    Market for Common Equity and Related Stockholder Matters................................... 11
Item 6.    Management's Discussion and Analysis or Plan of Operation.................................. 11
Item 7.    Financial Statements....................................................................... 15
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....... 15
Item 8A.   Controls and Procedures.................................................................... 15
Item 8B.   Other Information.......................................................................... 16

                                                 PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act...................................... 16
Item 10.   Executive Compensation..................................................................... 17
Item 11.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters....................................................... 18
Item 12.   Certain Relationship and Related Transactions.............................................. 20
Item 13.   Exhibits................................................................................... 20
Item 14.   Principal Accountant Fees and Services..................................................... 21


SIGNATURES............................................................................................ 22



                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

      Lapis Technologies Inc. was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. and has filed two Certificates of Amendment changing our name to Opal Technologies, Inc. and then to Lapis Technologies, Inc. We conduct operations in Israel through our wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, of which we own a 73% equity interest. We are manufacturers and distributors of electronic components and products relating to power supplies, converters and related power conversion products, automatic test equipment (ATE), simulators and various military and airborne systems. Where the context requires, references to "we" "us" or "our" throughout this document include reference to Enertec Electronics and Enertec Systems.

      Our revenues are derived from two main sources, the commercial and the military markets. In the military market we, design, develop and manufacture test systems, airborne, shipborne, land electronic equipment and other various military systems, for military manufacturers in accordance with their specifications. Most of this military business is carried out by the majority owned subsidiary Enertec Systems. In the commercial market we market and distribute test systems, power supplies and other electronic components manufactured in-house, and by other manufacturers who engage us to distribute their products. This activity is carried out primarily by Enertec Electronics, a wholly owned subsidiary. We have entered into representative and distribution agreements with seven such manufacturers, four of which have been reduced to written contracts.

      The accompanying consolidated financial statements present the results of operations of Lapis Technologies, Inc. and our wholly owned subsidiary Enertec Electronics and its ownership interest in Enertec Systems, for the years ended December 31, 2005 and 2004. All material intercompany accounts and transactions have been eliminated in consolidation.

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

      Enertec Systems, a private Israeli company, is owned by Enertec Management Limited ("Enertec Management") (73%), and Harry Mund (27%), our President and Chief Executive Officer of Enertec Electronics Limited. The President and Chief Executive Officer of Enertec Systems is Harry Mund, and the Chief Operating Officer is Zvika Avni. Enertec Systems commenced operations on January 1, 2002.

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

      We have also entered into representative contracts or distribution contracts with various international power supply manufacturers. These manufacturers granted us exclusive rights to sell their products in Israel. We solicit sales within Israel and, upon receipt of purchase orders, we contact the supply manufacturers to fulfill such orders. We thereafter apply a mark-up to the products. We have exclusive rights in that the supply manufacturers do not promote their products directly within Israel. Further, if a customer contacts the supply manufacturers directly, such manufacturer will redirect the customer to us, or advise us to contact the customer regarding the order.

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

      Although Enertec Electronics is no longer generating revenues within the military industry for customized systems, it does have a small amount of residual orders of ATE's to be delivered during the course of 2006, however Enertec Eletronics is focusing its efforts almost exclusively on developing its business within the power supplies and power supply testing equipment arena.

ENERTEC SYSTEMS

      Enertec Systems is responsible for designing, developing and manufacturing test systems for electronics manufacturers in the military industry based on their specifications. Our systems are highly sophisticated and we have achieved recognition as a major local manufacturer of ATE Systems. We also design and manufacture various airborne military systems - for example, electronic systems used in aircrafts such as power supplies, laser drivers , mission computers and control systems for motor and pumps, radio transceivers, altitude measuring devices, and sub-assemblies, which are parts of a system developed with a customer's specifications.

      Through our subsidiaries we customize power supplies, create military systems and ATE's. Enertec Electronics focuses on manufacturing and distributing standard and customized power supplies in the non-military arena, as well as the distribution of standard military related power supplies. Enertec Systems meets the scrupulous customer standards which demand compliance with stringent security clearance standards. Enertec Systems exclusively manufactures customized military related products. Our quality control systems are compliant with ISO9001:2000.

      The International Organization of Standardization ("ISO") designated ISO9001:2000 to apply to organizations that design, develop, produce, install, and service products. ISO expects organizations to apply this model, and to meet certain requirements, by developing a quality control system. ISO9001:2000 is the international standard for quality assurance and quality design. This is the most common worldwide standard and is implemented across all kinds of organizations, including manufacturers, schools and shops. Most customers in our industry insist on doing business with companies that are least ISO9002:2000 approved, a standard that is less demanding than IS9001:2000. The ISO9002:2000 standard is related mainly to the quality assurance of the manufacturing process, while the higher ISO9001:2000 standard includes both the quality assurance of the manufacturing process component as well as the quality of the design. The ISO9001:2000 standard is important to customers who are placing orders for custom made products.

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

      A typical process for designing, planning and implementing a quality system typically involves:

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

NEW PRODUCTS

ENERTEC SYSTEMS

      During 2004, Enertec Systems, began focusing exclusively on the military arena, and entered into numerous new fields of military technology in addition to our "classic" ATE field of expertise. In 2005, Enertec Systems continued this focus almost exclusively.

      During 2004 we successfully marketed a new line of ruggedized Command and Control mobile stations of modular architecture, allowing adaptation/customization to various applications for which we received and delivered several orders. In 2005, we delivered several units for qualification and integration. Following this successful integration we expect many more follow up orders over the next eighteen months.

      Over the last twelve months, we started selling ruggedized mission computers for combat vehicles. This new line has been well received and we have already delivered three prototypes to I.A.I. (Israeli Aircraft Industry) who intends to replace their computers which were previously manufactured in-house and have been active in the field for many years and are looking for a new outsourced supplier of these mission computers. These first units that we delivered, have successfully passed all qualification and validation tests. As a result of the success of the prototype, in 2006 we anticipate many more orders to fulfill IAI's need for their replacements.

      We introduced a new line of military grade Power Distribution Units for use in airborne, shipborne and ground applications. We have already received the, first batch of orders generating about $800,000 in revenues which were delivered during 2005. Further units are scheduled for deliveries over the next four years.

      We introduced a new test system for the helicopter's flight computer which generated an order for the first unit in 2004. This system was designed and built during 2005 and we began the testing with the various units it will be integrated with. We expect to deliver the first order during 2006. We are expecting its successful launch to generate several follow up orders within the next twelve months.

      Capitalizing on our technical expertise in the missiles testing field, we have introduced a comprehensive system to test and simulate all stages of a ground-to-air anti-missile missile as well as a new test system for air-to-air missiles.

      We also designed an innovative, small airborne multiple-output power supply specially designed for attack payloads. It uses a proprietary technology that was developed in-house to power a planar switching transformer which enables further miniaturization and a higher output power to size ratio. This new line has been well received by our customers, and the first samples have already passed the stringent military screening tests. As of the end of 2005 we received our first orders in the amount of $240,000. Part of them have been delivered during the 4th quarter of 2005, the balance is scheduled for delivery during the 1st and 2'nd quarters of 2006.

      During 2005 we introduced several new designs, which are described below.

            1. A Laser system and driver for Airborne Targeting Pods, utilizing laser designation of targets. This is a new entry into the field of high-tech, high accuracy and high power military lasers. Our innovative and unique design is based on a state of the art high-power laser diode which provides high accuracy and long range detection and tracking of targets. This project is a turn-key product from the initial electronic and mechanical design up to the production and delivery of the complete system. We have already received an order for the first systems generating revenues of $250,000 with a delivery date staggered over 2006.

            2. A Ground Control System for airborne attack platforms. The system receives data from aircrafts and transmits it in real time. The design was based on an upgraded version of a previous design already proven in the field. We received several orders in the amount of $240,000, with anticipated follow up orders for 2006.

            3. A Simulation and Test System for a highly classified defense project. This technologically complex design is being outsourced for the first time, and so was very tentative in progress, however we have already delivered the first batch in December of 2005 resulting in revenues of $1,250,000 with a record lead-time of 3 months. We expect to receive repeat orders of about 5 systems per year.

            4. A Generic Test System for new anti-tank missiles. This incorporated state of the art hardware and software designs, tests and validates 30 different sub-systems. The first systems were ordered in the amount of $1.4 Million dollars. This test system for anti-tank missiles, could generate orders for a couple of units a year for approximately the next ten years.

ENERTEC ELECTRONICS

      We successfully completed the UL safety approvals for a new custom-made power supply. It is implemented in a series of modems for fast network access of data and voice over the IP network. In 2005, 1500 units were ordered.

      We delivered the first samples of DC/DC converters for military CDU (Command Display Units) in the fourth quarter of 2004. These samples were followed with an order for 1500 which were delivered over the course of 2005.

      We entered into a new arena of customized power supplies for fast data networking systems. We customized compact PCI power supplies and during 2004 received orders for 200 units. This successful launch resulted in more than 200 units in follow-up orders in 2005.

            During 2005 we introduced several new products with long expected lifecycles, which are described below:

            1. We designed a compact, and economical optimized cost/performance redundant power supply for data communication application. The first samples were delivered and have already resulted in a follow up order for several thousands units to be delivered over 2006 generating a backlog of about $155,000.

            2. We launched a new compact PCI power supply for a Video-On-Demand application, the first samples were delivered in the 4th Quarter of 2005.

            3. We released and delivered 200 industrial-grade power supplies for air-conditioning systems. The potential follow up for the next eighteen months is in the range of 3000-5000 additional units.

            4. 50 Multiple-output power supplies for mobile wireless communication were installed.

            5. We designed a customized external power supply for military note-book computers which will be installed by our customers to the US military within the army, navy, air-force etc. The first 25 power supplies have already been delivered and successfully passed all the stringent military qualification tests. We expect to generate in the order of several thousands of units per year for several years in the future.

            6. The first samples of a new compact PCI power supply for Video Conferencing were delivered in the 4th Quarter of 2005.

MARKETING STRATEGIES

      We market our products to a diverse group of manufacturers. Our products serve the various needs of local Israeli manufacturers of electronic systems in the following fields:

      o     Telecommunications;
      o     Medical;
      o     Military; and
      o     Industrial.

      We currently sell only to Israeli companies that, in turn, incorporate our components into their products for resale to the global markets. However in the future we anticipate creating some kind of platform to market Enertec Systems' products to U.S. companies as well as creating a manufacturing base within the United States so as to benefit from U.S. government dollars directed to Israel's military aid with the condition of being spent on U.S manufactured products. Currently we advertise in all the local Israeli technical magazines and participate in electronic seminars, exhibitions and shows four to six times a year. A substantial part of the business is from "captive" customers who have been working with us for many years. Many companies have engaged us from their inception, and have implemented our custom designed solutions. Many of our customers rely on us for technical services, products and support, and consider us to be their own "power supply department" and "ATE systems department". Beginning in 2004 and more evidently during 2005 we have become a "systems house" of military systems, making turn-key projects from design to production on behalf of our customers.

      We also derive a considerable percentage of our business from word-of-mouth referrals. Our reputation is backed by many years of providing quality products and services. Our marketing strategy has been based on our brand name and reputation, which has grown substantially over the last eighteen years, including eight years prior to the formation of Enertec Electronics, when business was conducted under the name "Enertec International."

      Over the next 24 months, we plan on continuing our aggressive marketing efforts. Part of our success within Enertec Systems has been to anticipate the needs of our clients and to start working on products that we know they will need thus gaining an edge on our competition in our time to market. Furthermore by having our ear close to the ground, we have been able to identify those of our clients and potential clients that look poised to get the big orders and focus our attention on gaining a foothold within that client. When successful this strategy enables us to benefit from the large order flow that they receive both in terms of the typical products they would expect us to produce for them as well as the more sophisticated products that they might not expect that we are then in the perfect position to offer to them, especially if they are inundated with business we are able to step in and ease the burden of some of the non-core components as well as some of the core components.

      By continuously diversifying into new and more complex products, Enertec Systems has been able to set itself apart from its competition. In 2005, following the trend we started in 2004, we decided to increase our suite of custom products based on our proprietary design and technology. These products are core components of several long term military programs spearheaded by our customers, with expected purchase lifecycles over periods of up to 10 years.

      At Enertec Systems the competitive edge lies with the sophistication and the complex nature of the products. Enertec Electronics however, maintains its competitive advantage primarily through its range of products, their pricing, cost effective adaptation to the customers' needs and the strong technical application support provided to customers.

MARKET CONDITIONS

Enertec Electronics

      The worldwide market for high-tech, telecommunications, and Internet related products affects the Electronics Division's power supplies sales. In the second half of 2004 the overall market started to improve, and this trend continued during 2005 resulting in an increase of sales to this sector.

Enertec Systems

      During the last two quarters of 2004 the local military market improved significantly resulting in many new orders received which contributed to a large backlog of military products. This trend continued through 2005 resulting in a further increase in the backlog totaling $4.5 Million dollars.

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

      The local Israeli market for ATE's and simulators is estimated at $100 to $200 million annually. We have about 5% of this market, approximately the same level of market penetration as our competitors. This market is largely controlled by big local defense manufacturers. However, there has been a noticeable trend by these and other defense manufacturers to outsource test systems to specialized firms so that large manufacturers can focus their resources on designing their core products.

      The local market for outsourced custom designed military systems is above $500 million. We have just begun to penetrate parts of this market with products in the field of avionic systems, ruggedized control systems to name but a few. We are actively working to increase our product portfolio.

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

CUSTOMERS

      Our customers are mostly local Israeli manufacturers of electronic systems from different segments of the electronics industry, within the military, industrial, commercial, medical, and telecommunications fields. Due to the high level of diversification of our customers, we are not dependent on any one specific market segment; so our overall performance is hardly affected by fluctuation in the markets. Until 2003 IAI (Israel Aircraft Industries) was our major customer representing approx 38% of our sales. During 2004 we realized that several Rafael divisions were receiving an increasingly high number of new orders as a result of their aggressive marketing around the world but that they had not increased their technical and manufacturing staff to accommodate this growth. We positioned ourselves to become their outsourcing team for their new orders in the areas of design, engineering and production. We increased our investment in R&D that resulted in new designs and products that enabled us to successfully bid on a large number of projects. During 2004 we focused our efforts in diversifying our sales across other technologies, for example avionic equipment and combat stations. This resulted in increased sales to Rafael comprising approximately 25% of our total sales in 2004 as compared to 10% in 2003. This investment in R&D has given us an edge with our time to market which resulted in several strategic alliances with major companies who are bringing out products utilizing our systems with long project cycles, in many cases up to 10 years. By the end of 2005 Rafael became our major customer representing approximately 64% of our sales.

      In 2004 Israeli Aircraft Industry (IAI) accounted for approximately only 18% of our sales. During 2005 IAI started to design and manufacture a range of new products for which we have been asked to provide Test Equipment, Simulators and Support Systems. We have already received several new orders for the first units to be delivered during 2006 and are currently working on a large number of new proposals which we expect will increase our sales to IAI's as a percentage of our total sales for delivery in 2006.

      The rest of our sales are pretty much evenly spread between our other main customers: Elbit, El-Op and Tadiran Spectralink, at the military field and a very large number of customers at the commercial field.

BACKLOG

      As of December 31 2005 we had a backlog of orders for our products and services in the amount of approximately $4,500,000 as compared to a backlog of approximately $3,139,000 as of December 31, 2004. The increase of 43% in the backlog as of December 31 2005 compared to December 31 2004 is mainly due to our efforts to introduce new products to new customers. During the second half of 2005 our success resulted in a significant increase in orders for military systems in particular a big increase in orders from several of Rafael's divisions. Additionally, the delivery lead-time for military systems is six to twelve months, which gives rise to a significant backlog.

      The orders included in the December 31, 2005 backlog figure are as follows:

      Enertec Systems
      -------------------------------------------------------------------------
      $2,812,000  representing airborne power supplies, laser systems, flight computers and test systems for avionics and military systems 335,000 representing test systems for IAI missiles and avionic systems 215,000 representing airborne power supplies and test systems for infra-red payloads
         116,000  representing various other products
          83,000  representing data link test equipment.
          39,000  representing medical systems
      ----------
      $3,600,000  TOTAL backlog for Enertec Systems
      ==========

      Enertec Electronics
      --------------------------------------------------------------------------
      $900,000 This figure includes a variety of orders for commercial, telecom, medical, industrial and military off-the-shelf power supplies as well as several orders for standard test equipment for both the commercial and military industry.

COMPETITION

ENERTEC ELECTRONICS

      We face intense competition within Enertec Electronics from the existing manufacturers and distributors of electronic components and products. Presently, several competing companies that have greater resources than we do, such as financial, operational, sales, marketing, and research and development resources, are actively engaged in the manufacture and distribution of electronic components and products. Our main competitors include Advice Electronics Ltd., Appletec Ltd., Migvan Technologies Ltd., Boran Technologies Ltd., Telkoor Power Supplies Ltd., and Horizon Electronics Ltd.

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

      Our products have been incorporated into many high volume production projects with long-term purchasing agreements of up to two years. Since our customers' products are sold intermittently but in high volume, our customers place long-term orders with us to cover their production needs over a period of several months to up to a year to ensure delivery in a timely fashion. Additionally, we mass-produce power supplies for several clients and are the main manufacturer to several providers of telecom, datacom, video on demand and video conferencing. Due to the significant approval process these products must pass to get to the market, it is not cost effective to replace our component with a cheaper competitor's product because they would have to resubmit the product for re-approval with the new component inside.

ENERTEC SYSTEMS

      Our chief source of competition for Enertec Systems is our clients themselves. Most of our clients have done their own systems testing and core component manufacturing in house. But as their volume of sales start increasing it is easier for us to provide an outsourcing capability for them. Furthermore as we continue to prove our expertise and our clients allow us to create increasingly complex products for them, we have started to build their trust and are overtaking a lot of the functions that previously they would have produced in house. Outside competitors that we face are: Chaban Electronics Ltd, Symcotech Ltd, and Rada Electronic Industries ltd.

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

EMPLOYEES

      As of December 31, 2005, Enertec Electronics had 11 employees and Enertec Systems had 50 employees. All technical employees must sign a two-year confidentiality agreement and a two-year non-compete agreement, which prohibits our employees, if they cease working for us, from directly competing with us or working for our competitors. However, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, such as the secrecy of a company's confidential commercial information or its intellectual property. We may not be able to demonstrate that harm would be caused to us, and therefore, may be unable to prevent our competitors from hiring and benefiting from the expertise of our former employees. None of our employees are subject to a collective bargaining agreement. We do not employ any supplemental benefits or incentive arrangements for our officers or employees. All of our employees are full-time. Management considers its employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

      Research and Development costs totaled approximately $379,000 and $110,000 for the twelve months ended December 31, 2005 and 2004, respectively, which equates to approximately 5.2% and 1.8% of revenues, respectively, for both periods. These expenditures have adequately satisfied our research and development requirements.

      The increase of our R&D expenditures as compared to 2004 is a result of our strategic move to develop new technologies such as airborne high power laser targeting systems and other classified technologies which allowed us to form long term strategic alliances with several big military programs.

SEASONAL ASPECTS OF OUR BUSINESS

      The sales of military products experience seasonal variations this is due to the fact that the Israeli Ministry of Defense frequently delays the release of budgets near the end of the fiscal year. Therefore new orders to the military industry are delayed, leading to delays of orders to the local subcontractors. When this happens it negatively affects the sales volume of the 1st quarter of the year. In addition, some of our customers push for increased deliveries during the last weeks of the year in order to fulfill contractual delivery obligations to their customers and also to show better business results. This often causes an upward spike in our fourth quarter sales.

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

                                              Fiscal 2005        Fiscal 2004
                                            ---------------    ---------------
      Fiscal Quarter                          High      Low    High      Low
      ------------------------------------------------------------------------
      First Quarter Ended March 31          $  1.11    $1.11     N/A       N/A
      Second Quarter Ended June 30          $  1.11    $0.25  $ 1.20   $  0.51
      Third Quarter Ended September 30      $  0.40    $0.40  $ 1.75   $  0.55
      Fourth Quarter Ended December 31      $  1.05    $0.40  $ 2.00   $  1.01

HOLDERS

      As of March 30, 2006, we had 6,483,000 shares of common stock outstanding and such shares were held by approximately 37 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal year ended December 31, 2005 we issued the below securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

      On February 22, 2005, we agreed to issue 1,000,000 shares of common stock to Zvika Avni, a former employee of Enertec Electronics and Chief Operating Officer of Enertec Systems, as consideration for the transfer of 18% of the outstanding shares of Enertec Systems Ltd. to Enertec Management Limited. Completion of the transaction was subject to receipt of a tax exemption (of a taxable event) by the Israeli Income Tax Authority, which exemption was received in July 2005. Issuance of the shares of common stock to Zvika Avni was made pursuant to the exemption from registration requirements under Regulation S promulgated under the Securities Act. No sales efforts were conducted in the U.S. in accordance with Rule 903(c), Zvika Avni represented to us that he is not a U.S. person as defined in Rule 902(k) of Regulation S, Zvika Avni acknowledged that the shares acquired must come to rest outside the U.S., and the certificates issued to Zvika Avni contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

      The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the financial statements of Lapis Technologies, Inc. included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2005, our cash balance was $78,000 as compared to $124,000 at December 31, 2004. The decrease in cash balance was mainly due to the increase in the company's revenues. Total current assets at December 31, 2005 were $6,601,000 as compared to $5,739,000 at December 31, 2004. The increase in current assets is mainly due to the increase in accounts receivables.

      Our accounts receivable at December 31, 2005 was $3,712,000 as compared to $2,544,000 at December 31, 2004. This increase is attributable to the increase in the revenues and to the delivery of a large order in December 2005 in the amount of approximately $1,250,000.

      As of December 31, 2005 our working capital was $1,087,000 as compared to $1,249,000 at December 31, 2004. The decrease in the working capital is mainly due to an increase in bank debt. Bank Leumi and Bank Hapoalim have extended us a combined total bank debt of $3,316,000 as opposed to $3,027,000 at December 31,2004. This debt is made up of a number of different components: short-term debt, long-term debt and in the form of lines of credit, which we use from time to time to satisfy our temporary cash flow needs. Bank Leumi has provided us with $2,774,000 of total debt based on our pledge of $2,316,000 of our working capital and customers' receivables due from Israeli Aircraft Industry and Rafael, and $458,000 by the pledge of some of the financial assets of our president, Harry Mund. Bank Hapoalim has provided us with $542,000 of total debt based on our pledging of $373,000 of our customers' receivables due from Tadiran Spectralink Ltd, Bigband, Zycon and Rad., and $169,000 by the pledging of some of the financial assets of Mr. Mund. Mr. Mund has personally on deposit with our banks monies in excess of $1,000,000 which he has pledged as collateral against our bank debt.

      The current portion of our term loans at December 31, 2005 consisted of $118,000 compared to $ 163,000 at December 31, 2004. Our total short-term loans consisted of $1,793,000 of short-term loans and $ 118,000 of current portion of long-term debt broken down as follows:

                        $827,000 due January 2006,
                        $2,000 due Feb 2006,
                        $110,000 due March 2006,
                        $101,000 due April 2006
                        $852,000 due June 2006
                        $19,000 due Aug 2006.

      At December 31, 2005, our total bank debt was $3,316,000 as opposed to $3,027,000 at December 31, 2004. These funds were borrowed as follows:
$1,911,000 which includes the current portion of long term debt, as various short term bank loans due through 2006, $96,000 of long-term debt due through September 2007 and $1,309,000 borrowed using our bank lines of credit. As a result, we increased the amount borrowed for the year ended December 31, 2005 by $289,000 from $ 3,027,000 . The increase in bank debt is mainly due to the increase in account receivables.

      There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of December 31, 2005 we are current with all of our bank debt and compliant with all the terms of our bank debt.

      As of December 31, 2004, we had receivables from Harry Mund, our Chief Executive Officer and President, in the amount of $359,000. The loan to Mr. Mund was extended as a salary advance. This loan was repaid during 2005. At December 31, 2005, Mr. Mund had receivables from the Company in the amount of $6,620.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

      For the fiscal year ended December 31, 2005 we had total revenue of $ 7,269,000 compared to revenue of $6,176,000 for the fiscal year ended December 31, 2004. The increase in revenue of $1,093,000, or 17.7 % is due to
- Increased investment in marketing during the first two quarters of 2005 resulting in an increased back-log of $5,350,000 at the end of September 2005, part of which was delivered during the fourth quarter of 2005:
- Several new products in the military division were introduced during the first two quarters of 2005 resulted in orders during 2005: and
- Our efforts to increase our sales to several new divisions at Rafael which we identified as the main client we would target in 2005. As a result we were invited to bid on numerous projects which we won based on our competitive pricing and technology.

      Gross profit totaled $2,008,000 for the fiscal year ended December 31, 2005 as compared to $2,156,000 for the fiscal year ended December 31, 2004, a decrease of $148,000 or 6.9%. Gross profit as a percentage of sales for the fiscal year ended December 31, 2005 was 27.6% as compared to 34.9% for the fiscal year ended December 31, 2004. The decrease in gross profit and in the gross profit as a percentage of sales is due to the fact that:
- We have focused during the last two quarters of 2005 on developing products with new technologies in diversified fields, resulting in a higher cost of sales which in turn led to lower profit margins. A new order with a high technology base requires a substantial initial investment of engineering and financial resources. Typically we set low profit margins for first orders of new products to establish our presence and in order to penetrate new customers. Follow up orders for this kind of project will have higher profit margins than the initial introductory order.

      One such project of approximating revenues of $1,250,000 was booked and delivered within 3 months, a record lead time for this kind of project but involving a high cost, resulting in low profit margin for this first order of a first kind of technology.

      Total operating expenses are comprised of selling, general and administrative expenses. Historically R&D costs were included in the cost of sales. However in the 2005 financials R&D costs were re-classified and shown separately as a part of the operating expenses.2004 financials have been re-classified accordingly to allow comparison. Operating expenses for the fiscal years ended December 31, 2005 and 2004 were $1,770,000 and $1,331,000 respectively, an increase of $439,000 or 33%. The increase in operating expenses is attributable to the following factors: increased R&D spending of $269,000, increased G&A expenses of $146,000 due to increased professional services, including legal and accounting associated with being a a public company in the amount of $46,000; an increase of approximately $100,000 in a facility lease, salaries and related costs; and increased marketing and selling expenses of $24,000 as a result of our efforts to develop the market for our new products.

      We experienced a loss of ($48,000) in the fiscal year ended December 31, 2005 compared to income of $343,000 in the fiscal year ended December 31, 2004. This decrease in net income in the amount of $391,000 or -114% is mainly due to the decrease in the gross profit of $148,000 and the increase in R&D expenses of $269,000.

      As detailed in this annual report, our business is comprised of Enertec Electronics which derives its revenues from the commercial arena and from standard military power supplies that it sells to the military industry

      For the fiscal year ended December 31, 2005, Enertec Electronics' revenue, costs of sales and gross profits were $2,734,000,$2,048,000,and $686,000 respectively, and $2,719,000,$1,992,000 and $727,000 respectively for the fiscal year ended December 31, 2004. Revenue increased $15,000 or 0.6%. Costs of sales increased by approximately by $56,000 or 0.3%. Gross profit decreased $ 41,000 or 5,6% due to higher cost of sales.

      For the twelve months ended December 31, 2005, revenues, costs of sales and gross profits from Enertec Systems 2001 were $4,535,000, $3,213,000 and $1,322,000 respectively, and $3,457,000,$2,028,000 and $1,429,000 respectively for twelve months ended December 31, 2004. Revenue increased $1,078,000 or 31.2%, as a result of the successful penetration to new customers with new products.

      Cost of sales increased approximately $1,185,000 or 58.4% due to increase in sales,the introduction of products in new technologies niches and penetration cost to new customers. Gross Profit decreased $107,000 or 7.5% due to higher cost of sales involved with the penetration to new customers and products in new technology fields.

      At December 31, 2005, we had two customers that accounted for approximately 69% of accounts receivable. For the years ended December 31, 2005 and 2004, approximately 57% and 43% of our sales were to two customers respectively.

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

      Research and Development Costs - Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries. Research and development cost for the years ended December 31, 2005 and 2004 were approximately $379,000 and $110,000, respectively.

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

ITEM 7. FINANCIAL STATEMENTS.

      All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

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

ITEM 8A. CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      ----------------- -------- -----------------------------------------------
         Name              Age                          Position
      ----------------- -------- -----------------------------------------------
      Harry Mund           59    Chairman of the Board, Chief Executive Officer,
                                 President and Secretary
      ----------------- -------- -----------------------------------------------
      Miron Markovitz      59    Director, Chief Financial Officer and Principal
                                 Accounting Officer
      ----------------- -------- -----------------------------------------------

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

SIGNIFICANT EMPLOYEES

      The following is a brief description of the business experience of each of our significant employees:

      ZVI AVNI, age 44, was the System Division Manager for our subsidiary, Enertec Electronics Limited, from February 1997 to January 2002. His responsibilities included the design and manufacture of automatic test systems. Mr. Avni has 18 years of experience with ATE systems for the military market and worked at Elbit Systems for 12 years as an ATE group leader. Since January 2002, Mr. Avni has worked for Enertec Systems 2001 Ltd., which is owned by Enertec Management Limited 73 % and Harry Mund (27%) and continues to be responsible for the design and manufacture of the Automatic Test Systems and military systems. Mr. Avni graduated from Haifa Technion Institute of Technology in 1982 and earned a degree as a Practical Electronic Engineer.

      YAAKOV OLECH, age 54, has been employed by our subsidiary, Enertec Electronics Limited, since March 1991. Mr. Olech is head of our customer service electronic lab and technical support, providing after-sales customer support and repair services for products under warranty or by utilizing service contracts for repair of power supplies. He attended Radiotechnical Institute, Minsk, USSR from 1976 to 1979 and has earned a Master in Science in electronic engineering.

      DR. ALEXANDER VELICHKO, age 59, has 28 years of experience as leading research and development engineer and head of the research and development group at several companies. From 1981 to 1990, he was a lecturer of electronics and automation at the Engineering Institute, Karatau, Kazahtan. From 1990 to 1999, Dr. Velichko was chief engineer of the Laboratory of Electronics and Automatization Karatau, Kazakhtan, responsible for development of compact analog/digital measurement devices. Since February 2000 he has been Enertec Electronics Limited's chief scientist and head of research and development. Dr Velichko is responsible for the design of custom-made power supplies. He earned a PhD in Automatic Control at the Moscow Institute of Mining, which he attended from 1964 to 1969, and earned a Master in Science at Tomsk Institute of Electronic Engineering.

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

CODE OF ETHICS

      We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Harry Mund, C/O Ira Strassberg, Rogoff and Company, 275 Madison Avenue, NY, NY, 10016. Our telephone number is (212) 937-3580.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

      We do not have affiliated persons required to file reports under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, for services as executive officer for the last three fiscal years. Since we did not compensate any executive officer during fiscal 2005, the information in the table includes compensation paid or awarded by Enertec Electronics Limited only. No executive officer other than Mr. Mund received total annual compensation in excess of $100,000 during fiscal 2005, 2004 and 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                           Compensation
                                                                            -------------------------------------------
                                              Annual Compensation                      Awards                Payouts
                                      ------------------------------------- ------------------------------ ------------
                                                                  Other                       Securities                   All
                                                                 Annual     Restricted        Underlying                 Other
        Name and                                                 Compen-    Stock Award(s)    Options/        LTIP       Compen-
   Principal Position       Year       Salary ($)   Bonus ($)  sation ($)   ($)               SARs (#)     Payouts ($)  sation ($)
------------------------- ----------- ------------- ---------- ------------ ----------------- ------------ ------------ -----------
Harry Mund, Chief           2005        $261,000      -0-      $40,000*          -0-             -0-          -0-         -0-
     Executive Officer      2004        $261,000      -0-         -0-            -0-             -0-          -0-         -0-
     and President          2003        $216,000      -0-         -0-            -0-             -0-          -0-         -0-


* Represents compensation in lieu of accrued vacation and recreation days pursuant to Company policies. In Israel it is customary to offer financial compensation in lieu of vacation and recreation days (days set aside for employees to enjoy recreational activities)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 31st, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our executive officers; and
(iv) our executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The address for each of the below persons is c/o Enertec Electronics Limited, 27 Rechov Ha'Mapilim, Kiriat Ata, Israel, P.O. Box 497, Kiriat Motzkin 26104, Israel.

                                                   Number of Shares        Percentage
           Name of Beneficial Owner                Beneficially Owned *    Ownership *
           ------------------------------------    --------------------    -----------
           Harry Mund                                      4,750,000           73.3 %
           Miron Markovitz                                     9,000            0.1 %
           Zvi Avni                                        1,000,000           15.4 %
           ------------------------------------    --------------------    -----------
           All Directors and Executive Officers            4,759,000            73.4%
           as a Group (2 persons)

* Applicable percentage ownership is based on 6,483,000 shares of common stock outstanding as of March 31, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

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
------------------------------------ ------------------------ ----------------------- ---------------------------

2002 STOCK OPTION PLAN

      We adopted, subject to stockholder approval, our 2002 Stock Option Plan on October 16, 2002. Our stockholders approved the plan on October 16 2002 The plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "nonstatutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. We have not yet granted any options or stock appreciation rights under the plan.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Our management believes the terms of each of the below transactions are at least as favorable as could be obtained from unrelated third parties.

      During 2001, our subsidiary Enertec Electronics Limited sold a building to Mund Holding Limited, an entity wholly owned by Harry Mund, our Chief Executive Officer and President, for approximately $170,320. An independent appraiser and governmental body, The Capital Gains Authority, determined the sale price. The building was paid in part with cash in the amount of $93,245, and the balance by a non-interest bearing loan. There are no written agreements setting forth repayment terms. The parties have orally agreed that the amount outstanding is due on demand. As of December 31, 2005, the amount of the loan outstanding was $48,721.

      Enertec Electronics rents the building's office and manufacturing space from Mund Holding Limited for $16,800 annually for twenty-four months ending December 31, 2003. We have exercised our option to lease the building for an additional twenty-four months ending December 31, 2005 for approximately $18,000 annually.

      On February 22, 2005, we agreed to issue 1,000,000 shares of common stock to Zvika Avni, a former employee of Enertec Electronics and Chief Operating Officer of Enertec Systems, as consideration for the transfer of 18% of the outstanding shares of Enertec Systems Ltd. to Enertec Management Limited. Completion of the transaction was subject to receipt of a tax exemption (of a taxable event) by the Israeli Income Tax Authority, which exemption was received in July 2005. We own 100% of the issued and outstanding capital stock of Enertec Electronics Limited, which owns 100% of the issued and outstanding capital stock of Enertec Management Limited. After completion of the above transaction, Enertec Management owns 73% of the outstanding capital stock of Enertec Systems Ltd. The remaining 27% of the outstanding capital stock of Enertec Systems Ltd. is owned by Harry Mund, our Chairman of the Board, Chief Executive Officer, President and Secretary. Zvika Avni is Chief Operating Officer of Enertec Systems Ltd.

ITEM 13. EXHIBITS.

Exhibit Number           Description
-------------   ----------------------------------------------------------------

3.1 Certificate of Incorporation of Enertec Electronics, Inc. filed January 31, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)
3.2 Certificate of Amendment of Enertec Electronics, Inc. filed April 23, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)
3.3 Certificate of Amendment of Opal Technologies, Inc. filed October 17, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)
3.4 By-Laws of Lapis Technologies, Inc. (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)
10.1 Letter dated February 22, 2005 confirming the terms of share purchase (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005)
14.1 Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28,
                2004)
16.1 Letter from Rogoff & Company dated April 1, 2004 (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2004)
21.1            List of Subsidiaries

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

      The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $11,500 and $8,250 for the years ended December 31, 2005 and December 31, 2004, respectively.

AUDIT-RELATED FEES

      We incurred fees of $28,853 and $36,000 for the years ended December 31, 2005 and December 31, 2004, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

      The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $1,500 and $1,500 for the years ended December 31, 2005 and December 31, 2004, respectively. The services for which such fees were paid consisted of filing our tax returns for 2005 and 2004.

ALL OTHER FEES

      We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2005 and December 31, 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

      Our Board of Directors acts as our audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LAPIS TECHNOLOGIES, INC.


                Date: March 31, 2006      By:  /s/ Harry Mund
                                              ---------------------------------
                                              Harry Mund
                                              Chief Executive Officer


                Date: March 31, 2006      By:  /s/ Harry Mund
                                              ---------------------------------
                                              Miron Markovitz
                                              Chief Financial Officer and
                                              Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                         Title                            Date
---------------------    ------------------------------------    --------------
 /s/ Harry Mund          Chief Executive Officer and Chairman    March 31, 2006
---------------------             of the Board
Harry Mund

 /s/ Miron Markovitz      Director, Chief Financial Officer      March 31, 2006
--------------------      and Principal Accounting Officer
Miron Markovitz

Gvilli & Co. C.P.A. (isr.)


                          Independent Auditors' Report

To the Stockholders' and the Board of Directors of Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and Subsidiaries (the "Company") at December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

/s/ Gvilli and Co.
Gvilli & Co.
March 29, 2006
Casarea, Israel

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)


                                     ASSETS
                                                                    December 31,
                                                                        2005
                                                                    -----------
Current Assets:
      Cash and cash equivalents                                     $        78
      Accounts receivable                                                 3,712
      Inventories                                                         2,435
      Prepaid expenses and other current assets                             376
      Due from stockholder                                                   --
                                                                    -----------

                         Total Current Assets                             6,601

 Property and equipment, net                                                312
 Deferred income taxes                                                       16
                                                                    -----------

                                                                    $     6,929
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current  Liabilities:
      Bank line of credit                                           $     1,309
      Short term bank loans                                               1,793
      Current portion of term loans                                         118
      Accounts payable and accrued expenses                               2,294
      Income taxes payable                                                   --
                                                                    -----------

                         Total Current Liabilities                        5,514

 Term loans, net of current portion                                          96
 Severance payable                                                           58
                                                                    -----------

                                                                          5,668
                                                                    -----------
      Commitments and contingencies

 Minority interest                                                          356

 Stockholders' Equity:
      Preferred stock; $.001 par value, 5,000,000
          shares authorized, none issued
      - Common stock; $.001 par value, 100,000,000
          shares authorized, 5,483,000
          shares issued and outstanding                                       6
      Additional paid-in capital                                             78
      Accumulated other comprehensive loss                                 (121)
      Retained Earnings                                                     942
                                                                    -----------

                         Total Stockholders' Equity                         905
                                                                    -----------

                                                                    $     6,929
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands, Except Earnings Per Share and Share Amounts)


                                                     Years Ended December 31,
                                                    ---------------------------
                                                        2005           2004
                                                    -----------     -----------
Sales                                                     7,269     $     6,176
Cost of sales                                             5,261           4,020
                                                    -----------     -----------

  Gross profit                                            2,008           2,156
                                                    -----------     -----------

Operating Expenses:
  Research and development expenses                         379             110
  Selling expenses                                           80              56
  General and administrative                              1,311           1,165
                                                    -----------     -----------

    Total operating expenses                              1,770           1,331
                                                    -----------     -----------

  Income from operations                                    238             825
                                                    -----------     -----------

Other Income (Expense):
  Interest expense, net                                    (269)           (238)
  Other income                                               --               8
                                                    -----------     -----------

    Total other income (expense)                           (269)           (230)
                                                    -----------     -----------

  Income before provision for income taxes and
     minority interest                                      (31)            595

  Provision for income taxes                                  3              61
  Minority interest                                         (14)           (191)
                                                    -----------     -----------

Net income                                          $       (48)    $       343
                                                    ===========     ===========

Basic net loss per share                            $     (0.01)    $      0.06
                                                    ===========     ===========

Basic weighted average common shares outstanding      5,902,178       5,483,000
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                     LAPIS TECHNOLOGY, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                      (In Thousands, Except Share Amounts)


                                                                        Accumulated
                                                                            Other                       Total
                                  Common Stock            Additional       Compre-                      Stock-       Compre-
                            -------------------------      Paid-in         hensive       Retained      holders'      hensive
                              Shares         Amount        Capital          Loss         Earnings       Equity       Income
                            ----------     ----------     ----------     ----------     ----------    ----------    ----------
Balance,
  January 1, 2004            5,483,000              5             78            (63)           647           667           293
                                                                                                                    ==========
                                                    1
Foreign currency
  translation adjustment            --                                          (58)                         (58)          (58)

Net income                          --                                                         295           295           295
                            ----------     ----------     ----------     ----------     ----------    ----------    ----------

Balance,
  December 31, 2004          5,483,000              6             78           (121)           942           904    $      237
                                                                                                                    ==========

Acqusition of additional
  interest in subsidiary     1,000,000              1

Foreign currency
 translation adjustment                                                         (64)                         (64)   $      (64)

Net income (loss)                                                                              (66)          (66)          (66)
                            ----------     ----------     ----------     ----------     ----------    ----------    ----------

Balance, 12-31-05            6,483,000     $        7             78     $     (185)    $      876    $      774    $     (130)
                            ==========     ==========     ==========     ==========     ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                      F-4

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                               Years Ended
                                                               December 31,
                                                           --------------------
                                                             2005        2004
                                                           -------      -------
Cash flows from operating activities:
  Net income                                               $   (48)     $   343
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                              148          146
    Minority interest                                         (153)         215
    Gain on sale of property and equipment                      --           (8)
    Deferred income tax                                          4
  Change in operating assets and liabilities:
   Accounts receivable                                      (1,168)         539
   Inventories                                                (161)        (616)
   Prepaid expenses and other current assets                    81         (203)
   Accounts payable and accrued expenses                       814         (184)
   Income taxes payable                                       (179)          65
   Customer deposits                                                         --
   Severance payable                                            (1)          --
                                                           -------      -------

Net cash used in operating activities                         (663)         297
                                                           -------      -------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                  --           19
  Purchase of property and equipment                           (46)         (11)
  Decrease in due from stockholder                             355         (139)
  Decrease in due from affiliates                               83          (24)
                                                           -------      -------

Net cash (used in) provided by investing activities            392         (155)
                                                           -------      -------

Cash flows from financing activities:
  Increase (decrease) in bank line of credit, net              607         (254)
  Proceeds from long term debt                               2,926        3,682
  Repayment of long-term debt                               (3,244)      (3,608)
                                                           -------      -------

Net cash provided by financing activities                      289         (180)
                                                           -------      -------

Effects of exchange rates on cash                              (64)         (19)
                                                           -------      -------

Increase (decrease) in cash                                    (46)         (57)
Cash, beginning of period                                      124          181
                                                           -------      -------

Cash, end of period                                        $    78      $   124
                                                           =======      =======
                                                               (46)

The accompanying notes are an integral part of these financial statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                 Years Ended
                                                                 December 31,
                                                                --------------
                                                                 2005     2004
                                                                -----     ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                  $ 269     $238
                                                                =====     ====
      Income taxes                                              $  96     $ 40
                                                                =====     ====

Supplemental disclosure of non-cash financing activities:
      Common stock issued for services                          $  --     $ --
                                                                =====     ====

The accompanying notes are an integral part of these financial statements.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)

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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements present the results of operations of the Company for the years ended December 31, 2005 and 2004 and their wholly owned subsidiary Enertec Electronics Ltd. and their ownership interest in Enertec Systems 2001 Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Cash and Cash Equivalents

     For the purpose of the statement of cash flows the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Allowance for Doubtful Accounts

     The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2005 the Company has not recorded an allowance for doubtful accounts.

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


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

     Warranty Reserves

     The Company includes a one-year warranty on all products sold. A provision for estimated warranty costs, if material, is recorded at the time of sale. Based upon historical experience the Company has not incurred material costs relating to its warranty and has therefore not recorded a warranty provision at December 31, 2005

     Revenue Recognition and Customer Deposits

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

     Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2005 and 2004 revenue relating to service contracts is less than one percent of net sales.

     Shipping and Handling Costs

     Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force ("EITF") issue No. 00-10, "Accounting for Shipping and Handling Costs."

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Stock Based Compensation

     Effective January 1, 2003 the Company adopted the fair method value alternative of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. For the years ended December 31, 2005 and 2004 the Company did not issued any stock options.

     Research and Development Costs

     Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries. Research and development cost for the years ended December 31, 2005 and 2004 were approximately $ 379 and $110, respectively.

     Earnings per Share

     The Company presents basic earnings per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

     Under SFAS 128 basic net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common stock equivalents would arise from the granting of stock options. For the years ended December 31, 2005 and 2004 the Company did not grant any stock options. Diluted earnings per share is not included as it is the same as basic for all periods shown.

     Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there is no impairment of long-lived assets at December 31, 2005.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Minority Interest

     Minority interest represents the minority stockholders' proportionate share of the equity of the Company's subsidiary at December 31, 2005. The minority interest is adjusted for the minority's share of the earnings or loss of Systems.

     Financial Instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2005 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2005. The carrying value of the long-term debt approximate fair value at December 31, 2005 based upon debt terms available for companies under similar terms.

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 153 "Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29". Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This standard, which is effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, is not applicable to the Company's current operations.

     In December 2004, FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004), effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company is required to adopt Statement 123 (revised 2004) as of January 1, 2006, and does not expect this statement to have a material effect on its results of operations.

     In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements)," that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

     Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year
     2006). Early adoption is permitted.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


NOTE 4 - INVENTORIES

     Inventories consist of the following at December 31, 2005:

              Raw materials              $         414
              Work in process                    1,625
              Finished goods                       396
                                         -------------

                                         $       2,435

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2005:

              Leasehold improvements     $          90
              Machinery and equipment                5
              Furniture and fixtures               163
              Transportation equipment             251
              Computer equipment                   324
                                         -------------

                                                  833
              Less accumulated depreciation
              and amortization                    (521)
                                         -------------
                                         $         312

NOTE 6 - INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31:


                                            2005           2004
                  Current:
                       Foreign            $       7       $      60
                  Deferred:
                       Foreign                   (4)              1
                                          $       3       $      61
                                          -------------------------

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


NOTE 6 - INCOME TAXES - (continued)

     At December 31, 2005, the Company has a net operating loss carryforward of approximately $200, which may be utilized to offset future taxable income for United States Federal tax purposes. This net operating loss carryforward begins to expire in 2022. The only timing difference which creates a deferred tax asset is the net operating loss carryforward. This net operating loss carryforward creates a deferred tax asset of approximately $10. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

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

     The following is a summary of the components of non-current deferred tax assets at December 31, 2005:

              Severance  payable                   $       16
              Net operating loss carryforward             200
              Valuation allowance                        (200)
                                                   ----------

              Deferred tax assets                  $       16
                                                   ==========


     Differences between the United States Federal statutory income tax rate and the effective tax rate are as follows for the years ended December 31:


                                   2005                  2004
     ----------------------------------------------------------
     Federal statutory rate        34.0%                 34.0%
     Valuation Allowance          (34.0)                (34.0)
     Effect of foreign taxes        0.0                  10.3
                                 ------------------------------
                                    0.0                  10.3%

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2005:

              Bank line of credit due December 31, 2005
                at 6.7% per annum                           $      1,309
              Short-term bank loans, payable within
                twelve months at rates ranging from
                7% per annum and 9.5% per annum                    1,793
              Term loans, due between February 2005 and
                September 2007 at rates ranging from 7.0%
                per annum and 8.5% per annum                         215
                                                            ------------

                                                                   3,317
     Less current portion of term loans                            3,221
                                                            ------------

                                                            $         96
                                                            ============

     The Company has pledged its accounts receivables as collateral against its long term debt, which is payable to one financial institution. In addition, the president has guaranteed personal assets, as defined in the agreement, against the Company's long term debt.

     The aggregate maturities of long-term debt are as follows at December 31, 2005:

                    Year Ended
                       2006                                 $      1,911
                       2007                                           89
                       2008                                            5
                                                            ------------
                       2009                                            3
                                                            ------------
                                                            $      2,008

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


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

NOTE 10 - RELATED PARTIES

     Due to Stockholder

     At December 31, 2005 the majority stockholder had advances due to the Company of $6 that accrue interest at 4% per annum. These advances are repayable within the next twelve months.

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


NOTE 11 - RELATED PARTIES - continued

     Due from Affiliate

     During 2001 the Company entered into a sale-leaseback transaction with an entity owned by the majority stockholder of the Company. The Company sold a building for approximately $170 and received approximately $113 in cash and a note receivable for $57, which was paid in full during the year ended December 31, 2003. No gain or loss was recorded on this transaction, as the book value of the building equaled the fair market value. The Company has agreed to exercise its option to rent this property through December 31, 2007 at approximately $18 annually with an option to renew the lease for an additional two years ending December 31, 2009 This lease has been classified as an operating lease.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Lease commitments

     The Company leases certain office and manufacturing space under two noncancellable operating leases expiring at December 31, 2007 and March 31, 2007. Rent expense, including municipal taxes and utilities associated with the leases approximated $59 and $59, respectively, for the years ended December 31, 2005 and 2004.

     At December 31, 2005, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

                Year Ending
                December 31:
                ------------

                    2006          $          59
                    2007                     59
                                  -------------
                                  $         118

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

                    LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
               (In Thousands, Except Share and Per Share Amounts)


NOTE 12 - CONCENTRATIONS

     The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $100 in the United States. Management has placed these funds in high quality institutions in order to minimize the risk. Cash held in Israel at December 31, 2004 was $78.

     At December 31, 2005 the Company had two customers that accounted for approximately 69% of accounts receivable. For the years ended December 31, 2005 and 2004 approximately 57% and 43%, respectively, of the Company's sales were to two customers, respectively.

NOTE 13- SEGMENT AND GEOGRAPHIC INFORMATION

     Information about the Company's assets in different geographic locations at December 31, 2005 is shown below pursuant to the provisions of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

                  Total assets:
                    Israel            $     6,929
                    United States               0
                                      -----------

                                      $     6,929
                                      ===========