Form 10QSB
period 2006-03-31
LAPIS TECHNOLOGIES INC
filed 2006-05-15
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

LAPIS TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0016420 (I.R.S. Employer Identification No.)

19 W. 34th Street, Suite 1008, New York, NY 10001
(Address of principal executive offices)

Issuer’s telephone Number: (212) 937-3580

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2006, the issuer had 6,483,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

ASSETS
March 31,
2006
Current Assets:
Cash and cash equivalents	$15
Accounts receivable	3,669
Inventories	2,326
Prepaid expenses and other current assets	662

Total current assets	6,672

Property and equipment, net	307
Deferred income taxes	16

$6,995

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,641
Short term bank loans	945
Current portion of term loans	358
Accounts payable and accrued expenses	1,910
Due to stockholder	8
Due to affilliates	68
Income taxes payable	-

Total current liabilities	4,930

Term loans, net of current portion	672
Severance payable	57

Total liabilities	5,659

Commitments and contingencies

Minority interest	383

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 5,483,000
shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive loss	(137)
Retained Earnings	1,006

Total stockholders' equity	953

$6,995

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Three Months Ended
	March 31,
	2006	2005
Sales	$1,994	$1,665
Cost of sales	1,394	1,207

Gross profit	600	458

Operating expenses:
Research and development expenses	70	34
Selling expenses	27	23
General and administrative	279	284

Total operating expenses	376	341

Income from operations	224	117

Other income (expense):
Interest expense, net	(87)	(61)

Income before provision for income taxes and minority interest	137	56

Provision for income taxes	56	56
Minority interest	18	(50)

Net income	63	50

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(16)	(11)

Comprehensive (loss) income	$47	$39

Basic net loss per share	$0.01	$0.01

Basic weighted average common shares outstanding	6,483,000	5,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$63	$50
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	21	30
Minority interest	15	(61)
Gain on sale of property and equipment	-
Deferred income tax	-	(1)
Change in operating assets and liabilities:
Accounts receivable	43	151
Inventories	109	(18)
Prepaid expenses and other current assets	(286)	(184)
Accounts payable and accrued expenses	(309)	2
Income tax payable	-	54
Customer deposits	-	54

Net cash provided by (used in) operating activities	(344)	77

Cash flows from investing activities:
Purchase of property and equipment	(16)	-
Increase in due from stockholder	2	(13)

Net cash used in investing activities	(14)	(13)

Cash flows from financing activities:
Increase in bank line of credit, net	344	(233)
Proceeds from long term debt	760	1,221
Repayment of long-term debt	(794)	(1,123)

Net cash (used in) provided by financing activities	311	(135)

Effects of exchange rates on cash	(16)	(10)

Increase (decrease) in cash	(63)	(81)
Cash, beginning of period	78	124

Cash, end of period	$15	$43
	0
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34	$61
Income taxes	$51	$22

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Lapis Technologies, Inc. (the “Company”) was incorporated in the State of Delaware on January 31, 2002. The Company was originally named Enertec Electronics, Inc. and on April 23, 2002 changed its name to Opal Technologies, Inc. which changed its name to Lapis Technologies, Inc. on October 3, 2002. The Company’s operations are conducted through its wholly-owned Israeli Subsidiary, Enertec Electronics Ltd. (“Enertec”) and its majority owned Israeli subsidiary Enertec Systems 2001 LTD (“Systems”). Enertec is engaged in the manufacturing, distribution and marketing of electronic components and products relating to power supplies, converters and related power conversion products, automatic test equipment, simulators and various military and airborne systems, within the State of Israel.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2005. The results of operations for three months ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

The accompanying financial statements include the accounts of the Company and their ownership interest in its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

The Company has adopted Statement of Financial Accounting Statement (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the fair value method of accounting as discussed in SFAS 123 as of January 1, 2003. Accordingly, stock options, when issued, will be recorded in accordance with the terms of that document.

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
MARCH 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123 (revised 2004), effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company is required to adopt Statement 123 (revised 2004) as of January 1, 2006, and does not expect this statement to have a material effect on its results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements),” that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006). Early adoption is permitted.

NOTE 4 - PROVISION FOR INCOME TAXES -

The income tax expense for the three months ended March 31, 2006 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its’ subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors," included in our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 26, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, our cash balance was $15,000 as compared to $43,000 at March 31, 2005. The decrease in cash balance was mainly due to the increase in the Company’s revenues. Total current assets at March 31, 2006 were $6,672,000 as compared to $5,723,000 at March 31, 2005. The increase in current assets is mainly due to the increase in accounts receivables.

Our accounts receivable at March 31, 2006 was $3,669,000 as compared to $2,393,000 at March 31, 2005. This increase is attributable to the increase in the revenues and to the delivery of a large order in December 2005 in the amount of approximately $1,250,000.

As of March 31, 2006 our working capital was $1,742,000 as compared to $1,214,000 at March 31, 2005. The increase in the working capital is mainly due to an increase in accounts receivables. Bank Leumi and Bank Hapoalim have extended us a combined total bank debt of $3,616,000 as opposed to $2,892,000 at March 31, 2005. This debt is made up of a number of different components: short-term debt, long-term debt and in the form of lines of credit, which we use from time to time to satisfy our temporary cash flow needs.

The current portion of our term loans at March 31, 2006 consisted of $358,000 compared to $151,000 at March 31, 2005. Our total short-term loans consisted of $945,000 for the period ended March 31, 2006.

At March 31, 2006, our total bank debt was $3,616,000 as opposed to $2,892,000 at March 31, 2005. These funds were borrowed as follows: $1,303,000 which includes the current portion of long term debt, as various short term bank loans due through 2007, $672,000 of long-term debt due through March 2010 and $1,641,000 borrowed using our bank lines of credit. As a result, we increased the amount borrowed for the three-months ended March 31, 2006 by $724,000 from $2,892,000. The increase in bank debt is mainly due to the increase in account receivables.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of March 31, 2006 we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31,2005

For the three-month period ended March 31, 2006 we had total revenue of $1,994,000 compared to revenue of $1,665,000 for the three-month period ended March 31, 2005. The increase in revenue of $329,000, or 19.8% is due to:

- Increased investment in marketing during the last two quarters of 2005;
- Several additional new products in the military division were introduced; and
- Our efforts to increase our sales to several new divisions at Rafael which we identified as the main client we would target in 2005.

As a result we were invited to bid on numerous projects which we won based on our competitive pricing and technology.

Gross profit totaled $600,000 for the three months ended March 31, 2006 as compared to $458,000 for the three months ended March 31, 2005, an increase of $142,000 or 31%. Gross profit as a percentage of sales for the three months ended March 31, 2006 was 30.1% as compared to 27.5% for the three months ended March 31, 2005. The increase in gross profit is primarily a result of higher revenues. The increase in gross profit as a percentage of sales is a result of receivables of several follow-up orders which have higher profit margins than new products.

Total operating expenses are comprised of selling, general and administrative expenses and R&D. Historically R&D costs were included in the cost of sales. The 2005 first quarter financials have been re-classified accordingly to allow comparison. Operating expenses for the three-month periods ended March 31, 2006 and 2005 were $376,000 and $341,000, respectively, an increase of $35,000 or 10.3%. The increase in operating expenses is primarily attributable to increased R&D expenses of $36,000. The increase of our R&D expenditures is a result of our strategic decision to develop new technologies which we expect will allow us to diversify our product lines and the creation of long term strategic alliances with several big military programs.

Our net income for the three-month period ended March 31, 2006 was $63,000 as compared to income of $50,000 in the three-month period ended March 31, 2005. This increase in net income in the amount of $13,000 or 26% is mainly due to the increase in the gross profit.

At March 31, 2006, we had two customers that accounted for approximately 61.8% of accounts receivable. For the three-month periods ended March 31, 2006 and 2005, approximately 59.2% and 41% of our sales were to two customers, respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three-month periods ended March 31, 2006 and 2005 revenue relating to service contracts is less than one percent of net sales.

Research and Development Costs - Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries. Research and development cost for the three months ended March 31, 2006 and 2005 were approximately $70,000 and $34,000, respectively.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at March 31, 2005 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at March 31, 2006. The carrying value of the long-term debt approximate fair value at March 31, 2006 based upon debt terms available for companies under similar terms.

Foreign Currency Translation - Lapis Technologies, Inc. has one wholly owned subsidiary, Enertec Electronics Limited, an Israeli corporation, and one majority owned subsidiary, Enertec Systems 2001 Ltd., an Israeli corporation. The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the periods reported. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

As of the date this report was filed, there was no material development in the legal proceedings reported in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

LAPIS TECHNOLOGIES, INC.

Dated: May 15, 2006	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer, President
and Chairman of the Board

Dated: May 15, 2006	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer, Chief Accounting
Officer and Director