Form 10QSB
period 2006-06-30
LAPIS TECHNOLOGIES INC
filed 2006-08-21
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

LAPIS TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0016420 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2006, the issuer had 6,483,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

ASSETS
June 30,
2006
Current Assets:
Cash and cash equivalents	$2
Accounts receivable	3,413
Inventories	2,648
Prepaid expenses and other current assets	613

Total current assets	6,676

Property and equipment, net	313
Deferred income taxes	16

$7,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,023
Short term bank loans	1,751
Current portion of term loans	292
Accounts payable and accrued expenses	704
Due to stockholder	9
Due to affilliates	1,004
Income taxes payable	-

Total current liabilities	4,783

Term loans, net of current portion	681
Severance payable	60

Total liabilities	5,524

Commitments and contingencies

Minority interest	359

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive loss	(78)
Retained Earnings	1,116

Total stockholders' equity	1,122

$7,005

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	$3,627	$3,531	$1,633	1,866
Cost of sales	2,434	2,093	1,040	886

Gross profit	1,193	1,438	593	980

Operating expenses:
Research and development expenses	114	114	44	80
Selling expenses	65	29	38	6
General and administrative	563	683	284	399

Total operating expenses	742	826	366	485

Income from operations	451	612	227	495

Other income (expense):
Other income	9	-	9	-
Interest expense, net	(175)	(119)	(88)	(58)

Income before provision for income taxes and minority interest	285	493	148	437

Provision for income taxes	83	67	27	11
Minority interest	(28)	(165)	(10)	(215)

Net income	174	261	111	211

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	59	(72)	75	(61)

Comprehensive (loss) income	$233	$189	$186	$150

Basic net loss per share	$0.03	$0.05	$0.02	$0.04

Basic weighted average common shares outstanding	6,483,000	5,483,000	6,483,000	5,483,000

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$174	$261
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	39	91
Minority interest	37	129
Gain on sale of property and equipment	(9)	-
Deferred income tax	-	1
Change in operating assets and liabilities:
Accounts receivable	299	(336)
Inventories	(213)	11
Prepaid expenses and other current assets	(237)	(261)
Accounts payable and accrued expenses	(613)	(210)
Income tax payable	-	54
Customer deposits	-	71
Severance payable	2	-

Net cash provided by (used in) operating activities	(521)	(189)

Cash flows from investing activities:
Proceeds from the sale of property & equipment	70	-
Purchase of property and equipment	(101)	(42)
Increase in due from stockholder	3	348
(Increase) decrease in due from affiliates	34	1

Net cash used in investing activities	6	307

Cash flows from financing activities:
Increase in bank line of credit, net	(286)	223
Proceeds from long term debt	2,338	1,881
Repayment of long-term debt	(1,655)	(2,002)

Net cash (used in) provided by financing activities	397	102

Effects of exchange rates on cash	42	(72)

Increase (decrease) in cash	(76)	148
Cash, beginning of period	78	124

Cash, end of period	$2	$272

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$175,000	$-
Income taxes	$80,000	$-

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
JUNE 30, 2006

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2005. The results of operations for six months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

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
JUNE 30, 2006

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

NOTE 4 - PROVISION FOR INCOME TAXES -

The income tax expense for the six months ended June 30, 2006 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its’ subsidiaries.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2006 has decreased compared to the cash balance at June 30, 2005, with cash and cash equivalents of $2,000 as of June 30, 2006 compared to $272,000 at June 30, 2005. Total current assets at June 30, 2006 were $6,676,000 as compared to $ 6,053,000 at June 30, 2005. The increase in current assets is mainly due to an increase in accounts receivable.

Our accounts receivable at June 30, 2006 was $3,413,000, as compared to $2,880,000 at June 30, 2005. This change in accounts receivable is primarily due to several orders with payment terms 30 days longer than usual delivered during the first six months of 2006 as compared to the same period in 2005.

As of June 30, 2006 our working capital was $ 1,893,000 as compared to $1,545,000 at June 30, 2005. The increase in the working capital is also due primarily to an increase in accounts receivable.

The current portion of our short-term loans at June 30, 2006 totaled $292,000 compared to $144,000 at June 30, 2005. Our total short-term loans amounted to $1,751,000 for the six-month period ended June 30, 2006 as compared to 1,894,000 at June 30, 2005.

As of June 30, 2006, our total bank debt was $ 3,747,000 as opposed to $3,129,000 at the end of June 30, 2005. These funds were borrowed as follows:

$ 2,043,000 which includes the current portion of long term debt, as various short term bank loans due through 2007, $681,000 of long-term debt due through March 2010 and $1,023,000 borrowed using our bank lines of credit. As a result, we increased the amount borrowed for the six months ended June 30, 2006 by $618,000 from $3,129,000. The increase in bank debt is mainly due to the increase in account receivables, decrease in USD/shekel exchange rate since the loans are in shekels and an increase in inventories.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of June 30, 2006, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Revenues for the three and six months ended June 30, 2006 were $1,633,000 and $3,627,000 respectively, as compared to $1,866,000 and $3,531,000 for the three and six months ended June 30, 2005, respectively. This represents a decrease of $233,000, or 12.4% for the quarter ended June 30, 2006 and an increase of $96,000, or 2.7%, for the six months ended June 30, 2006, when compared to the same periods of 2005. The increase of 2.7% in revenues for the six months ended June 2006 versus the same period for the prior year is mainly a result of the increase in the revenues for the first quarter of 2006 as compared to the first quarter of 2005, partly offset by the decrease in revenues in the 2’nd quarter of 2006 as compared to the 2’nd quarter of 2005. The main reason for the increase in revenues in the first quarter of 2006 is due to the delivery of several orders for new products introduced during 2005. The decrease of 12.4% in revenues for the three-months ended June 30, 2006 as compared to the same period of 2005 is mainly due to several new projects with long lead times and significant design and tooling periods. The delivery of these orders are scheduled for the last quarter of 2006 and following first quarter of 2007.

Gross profit totaled approximately $593,000 for the quarter ended June 30, 2006 and $1,193,000 for the six months June 30, 2006. For the three and six months ended June 30, 2005, gross profit totaled $980,000 and $1,438,000, respectively. Comparing the three-month period ended June 30, 2006 to the same period of 2005, gross profit decreased by approximately $ 387,000, or 39.5%. For the six-month period ended June 30, 2006, gross profit decreased approximately $245,000, or 17.0%, compared to the same period of 2005. The decrease in gross profits is primarily due to the focus during the last quarter on several new technology projects with higher tooling cost, resulting in lower profit margins. In addition, during the second quarter of 2006 we had lower revenues than for the same period of 2005, due mainly to work in process for the several large orders utilizing new technology for delivery during the following quarters.

Gross profit as a percentage of sales was 36.3 % for the three-month period ended June 30, 2006 as compared to 52.5% for the same period of 2005 and for the six-month period ended June 30, 2006, was 32.9% as compared to 40.7% for the same period of 2005.

The decrease in gross profit as a percentage of sales is a result of lower introductory prices and higher tooling costs for the new products introduced during the last quarters.

Total operating expenses are comprised of selling, general and administrative expenses and R&D. Historically R&D costs were included in the cost of sales. The 2005 six month financials have been re-classified accordingly to allow comparison. For the three months and six months ended June 30, 2006, operating expenses totaled $366,000 and $742,000, respectively. This was a decrease of $119,000 (24.5%) and $84,000 (10.2%) when compared to the three and six-month periods ended June 30, 2005. The decrease in operating expenses for the six-month period as compared to the same period of 2005 is attributable mainly to the decrease in G&A expenses of $120,000, partly offset by an increase of $36,000 in selling expenses as a result of our efforts to introduce new product lines in the marketplace.

The G&A expenses decrease is mainly due to the decrease in the cost of professional services and the allocation of more resources from G&A to selling effort.

Our net income was $111,000 in the three months ended June 30, 2006 and $174,000 in the six months ended June 30, 2006. This compares to net income of $211,000 in the three months ended June 30, 2005 and $261,000 in the six months ended June 30, 2005. The decrease in net income by $100,000, or 47%, comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, and the decrease in net income by $87,000, or 33%, comparing the six months ended June 30, 2006 to the six months ended June 30, 2005.

The decrease in the net income in the three-month period ended June 30, 2006 was mainly due to a decrease of $387,000 in the gross profit and an increase of $30,000 in interest expenses, partly offset by a decrease of $119,000 in operating cost and a decrease of $205,000 in the minority interest.

For the six month period ending June 30, 2006, the decrease in the net income is mainly due to a decrease of $245,000 in gross profit and an increase of $56,000 in interest expenses, partly offset by a decrease in operating expenses of $84,000 and a decrease of $137,000 in the minority interest.

As of June 30, 2006, we had 2 customers that accounted for approximately 52.3% of the accounts receivable. For the six months ended June 30, 2006, approximately 50.5% of our sales were to 2 customers.

Research and Development Costs

Research and development costs are part of operating expenses . Historically R&D costs were included in the cost of sales. The 2005 six month financials have been re-classified accordingly to allow comparison. Research and development costs for the three and six months ended June 30, 2006 were $44,000 and $114,000, respectively. Research and development costs for the three and six months ended June 30, 2005 were $80,000 and $114,000, respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three and six months ended June 30, 2006 revenue relating to service contracts was less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at June 30, 2006 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at June 30, 2006. The carrying value of the long-term debt approximate fair value at June 30, 2006 based upon debt terms available for companies under similar terms.

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

PART II

Item 1.  Legal Proceedings.

In our 10-KSB for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006, we reported that On April 16, 2002, Orckit Communications (the “Plaintiff”) brought an action in the Tel Aviv District Court against Gaia Converter, a French company and Alcyon Production Systems, also a French company and a subcontractor of Gaia Converter, seeking $1,627,966, alleging that the DC converters supplied to it by Gaia Converter were defective and caused Orckit to replace the converters at a substantial financial expense. Orkit obtained default judgments against Gaia Converter, and Alcyon Production Systems. Enertec Electronics was joined in the action as a local Israeli distributor of the Gaia Converter products. The Plaintiff has withdrawn its action against Enertec.

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

LAPIS TECHNOLOGIES, INC.

Date: August 17, 2006	By:	/s/ Harry Mund
Harry Mund Chief Executive Officer, President and Chairman of the Board

Date: August 17, 2006	By:	/s/ Miron Markovitz
Miron Markovitz Chief Financial Officer, Chief Accounting Officer and Director