Form 10QSB
period 2006-09-30
LAPIS TECHNOLOGIES INC
filed 2006-11-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-100979

LAPIS TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19 W. 34th Street, Suite 1008
New York, New York 10001
(Address of Principal Executive Offices)

(212) 937-3580
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of November 9, 2006, the Company had 6,483,000 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

LAPIS TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

ASSETS

September 30,
2006
Current Assets:
Cash and cash equivalents	$109
Accounts receivable	3,193
Inventories	2,731
Prepaid expenses and other current assets	569
Due from affilliates	44

Total current assets	6,646

Property and equipment, net	308
Deferred income taxes	17

$6,971

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,180
Short term bank loans	1,957
Current portion of term loans	179
Accounts payable and accrued expenses	2,034
Due to stockholder	10
Income taxes payable	-

Total current liabilities	5,360

Term loans, net of current portion	445
Severance payable	62

Total liabilities	5,867

Commitments and contingencies

Minority interest	282

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 5,483,000
shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive loss	(53)
Retained Earnings	791

Total stockholders' equity	822

$6,971

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$5,028	$4,571	$1,401	1,040
Cost of sales	3,596	2,906	1,162	813

Gross profit	1,432	1,665	239	227

Operating expenses:
Research and development expenses	232	203	118	89
Selling expenses	73	67	8	38
General and administrative	905	914	342	231

Total operating expenses	1,210	1,184	468	358

Income from operations	222	481	(229)	(131)

Other income (expense):
Other income	6	-	(3)	-
Interest expense, net	(267)	(182)	(92)	(63)

Income before provision for income taxes and minority interest	(39)	299	(324)	(194)

Provision for income taxes	136	66	53	(1)
Minority interest	24	(55)	52	110

Net income	(151)	178	(325)	(83)

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	21	(72)	(38)	-

Comprehensive (loss) income	$(130)	$106	$(363)	$(83)

Basic net loss per share	$(0.02)	$0.03	$(0.05)	$(0.02)

Basic weighted average common shares outstanding	6,483,000	5,706,443	6,483,000	5,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$(151)	$178
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	69	120
Minority interest	(10)	23
Gain on sale of property and equipment	(10)	-
Forgiveness of indebtedness	-	(115)
Deferred income tax	(1)	2
Change in operating assets and liabilities:
Accounts receivable	519	(321)
Inventories	(296)	(191)
Prepaid expenses and other current assets	(193)	(293)
Accounts payable and accrued expenses	(333)	(142)
Income tax payable	-	53
Customer deposits	-	74
Severance payable	4	-

Net cash provided by (used in) operating activities	(402)	(612)

Cash flows from investing activities:
Proceeds from the sale of property & equipment	68	-
Purchase of property and equipment	(123)	(42)
Increase in due from stockholder	4	348
(Increase) decrease in due from affiliates	36	1

Net cash used in investing activities	(15)	307

Cash flows from financing activities:
Increase in bank line of credit, net	(129)	575
Proceeds from long term debt	3,365	2,306
Repayment of long-term debt	(2,791)	(2,522)

Net cash (used in) provided by financing activities	445	359

Effects of exchange rates on cash	4	(72)

Increase (decrease) in cash	31	(18)
Cash, beginning of period	78	124

Cash, end of period	$109	$106

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$266	$182
Income taxes	$90	$59

Supplemental information on non-cash activities:
Purchase of additional interest in subsidiary for stock	$-	$1,050

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
SEPTEMBER 30, 2006

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

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
SEPTEMBER 30, 2006

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

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
SEPTEMBER 30, 2006

NOTE 4 - PROVISION FOR INCOME TAXES -

The income tax expense for the nine months ended September 30, 2006 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its’ subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned projects, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

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

Liquidity and Capital Resources

Our cash balance at September 30, 2006 has increased compared to the cash balance at September 30, 2005, with cash and cash equivalents of $109,000 as of September 30, 2006 compared to $106,000 at September 30, 2005. Total current assets at September 30, 2006 $6,646,000 as compared to $ 6,088,000 at September 30, 2005. The increase in current assets is mainly due to an increase in accounts receivable and an increase in inventories.

Our accounts receivable at September 30, 2006 was $3,193,000, as compared to $2,865,000 at September 30, 2005.

This change in accounts receivable is primarily due to higher sales during the first nine months of 2006 as compared to the same period in 2005 and the decrease in USD/shekel exchange rate since the receivables are in shekels .

As of September 30, 2006 our working capital was $ 1,286,000 as compared to $1,347,000 at September 30, 2005. The decrease in the working capital is due to a larger increase in in accounts payable and total bank debt than the increase in receivables and inventories as a result for the current quarter operating loss.

The current portion of our short-term loans at September 30, 2006 totaled $ 179,000 compared to $143,000 at September 30, 2005. Our total short-term loans amounted to $1,957,000 for the nine-month period ended September 30, 2006 as compared to 1,724,000 at September 30, 2005.

As of September 30, 2006, our total bank debt was $ 3,761,000 as opposed to $3,272,000 at the end of September 30, 2005. These funds were borrowed as follows:

$ 2,136,000 which includes the current portion of long term debt, as various short term bank loans due through 2007, $445,000 of long-term debt due through March 2010 and $1,180,000 borrowed using our bank lines of credit. As a result, we increased the amount borrowed for the nine months ended September 30, 2006 by $489,000 from $3,272,000. The increase in bank debt is mainly due to the increase in account receivables, decrease in USD/shekel exchange rate since the loans are in shekels and an increase in inventories.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of September 30, 2006, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Revenues for the three and nine months ended September 30, 2006 were $1,401,000 and $5,028,000 respectively, as compared to $1,040,000 and $4,571,000 for the three and nine months ended September 30, 2005, respectively. This represents an increase of $361,000, or 34.7% for the quarter ended September 30, 2006 and an increase of $457,000, or 10%, for the nine months ended September 30, 2006, when compared to the same periods of 2005.
The increase of 10% in revenues for the nine months ended September 2006 versus the same period for the prior year is mainly a result of :

1.
First prototypes of several new products developed during previous quarters started to be delivered to the customers during the third quarter of 2006.The price of a prototype is usually higher than the price of a mass produced unit, however the cost of the prototype include the high costs of development and tooling, resulting in a low profit margin.

2. The revenues for the nine months ended Sept 2006 include a grant of approximately $100,000 from the government of Israel to partially cover the cost of salaries of the employees who have not been able to work as a consequence of the closure during the war in the North of Israel .Our subsidiaries are located in Carmiel and Haifa Bay area, which have been under heavy missiles attacks and were closed during most of July-Aug 2006.

The increase of $361,00 (34.7% ) in revenues for the three-months ended September 30, 2006 as compared to the same period of 2005 is mainly a result of:

1.	Low revenues during the three-months ended Sept 2005 due to our focusing during this period on several new projects with long lead times and significant design and tooling periods.

2.
The revenues for the three months ended Sept 2006 include a grant of approximately $100,000 from the government to partially cover the cost of the salaries of the employees who have not been able to work as a consequence of the closure during the war in the North of Israel.

Gross profit totaled approximately $239,000 for the quarter ended September 30, 2006 and $1,432,000 for the nine months September 30, 2006. For the three and nine months ended September 30, 2005, gross profit totaled $227,000 and $1,665,000, respectively. Comparing the three-month period ended September 30, 2006 to the same period of 2005, gross profit increased by approximately $ 12,000, or 5.3%. For the nine-month period ended September 30, 2006, gross profit decreased approximately $233,000, or 14.0%, compared to the same period of 2005. The decrease in gross profits for the nine month period as compared to the same period of 2005 is primarily due to decrease in gross profit during the previous two quarters in 2006 as a result of the focus during this period on several new technology projects with higher tooling cost, resulting in lower profit margins.

Gross profit as a percentage of sales was 17.1 % for the three-month period ended September 30, 2006 as compared to 21.8% for the same period of 2005 and for the nine-month period ended September 30, 2006, was 28.5% as compared to 36.4% for the same period of 2005.

The decrease in gross profit as a percentage of sales is a result of:

1. Introduction of new products during the last quarters and the delivery of first prototypes. The cost of a prototype includes high costs of development and tooling, resulting in a low profit margin.
2 . Strong competition in the commercial field, forcing us to offer lower prices by cutting the profit  margins.
3. The revenues for the three months ended Sept 2006 include a grant of approximately $100,000 from the government to partially cover the cost of the salaries of the employees who have not been able to work as a consequence of the closure during the war in the North of Israel.

Total operating expenses are comprised of selling, general and administrative expenses and R&D. For the three months and nine months ended September 30, 2006, operating expenses totaled $468,000 and $ 1,210,000, respectively. This was an increase of $ 110,000 (30.7%) and $26,000 (2.2%) when compared to the three and nine-month periods ended September 30, 2005. The increase in operating expenses for the nine-month period as compared to the same period of 2005 is attributable mainly to the increase in R&D expenses of $29,000.

The increase in operating expenses for the three month period as compared to the same period of 2005 is attributable mainly to the increase in R&D expenses of $29,000 offset by decrease in cost of sales during the three month period and an increase of about $110,000 in the G&A expenses mainly due to the increase in the cost of professional services.

Our net income was a loss of $325,000 in the three months ended September 30, 2006 and $151,000 in the nine months ended September 30, 2006. This compares to net loss of $83,000 in the three months ended September 30, 2005 and a net income of $178,000 in the nine months ended September 30, 2005.

This represents an increase in the net loss by $242,000, or 292%, comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, and a decrease in net income by $ 329,000, or (185) %, comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

The decrease in the net income in the three-month period ended September 30, 2006 was mainly due to an increase of $ 110,000 in operating cost, an increase of $29,000 in interest expenses, an increase of 54,000 in provision for tax and an increase of $58,000 in the minority interest.

For the nine month period ending September 30th 2006, the decrease in the net income is mainly due to a decrease of $233,000 in gross profit, an increase of $85,000 in interest expenses, an increase of $26,000 in operating expenses, an increase of $70,000 in provision for tax, partly offset by a decrease of $79,000 in the minority interest.

As of September 30, 2006, we had 2 customers that accounted for approximately 45% of the accounts receivable. For the nine months ended September 30, 2006, approximately 43% of our sales were to 2 customers.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and nine months ended September 30, 3006 were $118,000 and $232,000, respectively. Research and development costs for the three and nine months ended September 30, 3005 were $89,000 and $203,000, respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three and nine months ended September 30, 2006 revenue relating to service contracts was less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at September 30, 2006 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at September 30, 2006. The carrying value of the long-term debt approximate fair value at September 30, 2006 based upon debt terms available for companies under similar terms.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: November 14, 2006	By: /s/ HARRY MUND
Harry Mund
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board

Date: November 14, 2006	By: /s/ MIRON MARKOVITZ
Miron Markovitz
Chief Financial Officer (Principal Financial Officer) Chief Accounting Officer (Principal Accounting Officer) and Director