Form 10KSB
period 2006-12-31
LAPIS TECHNOLOGIES INC
filed 2007-03-30
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $7,839,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average high and low price of such common equity as of March 20, 2007, was $1,827,440

As of March 21, 2007, 2007, the issuer had 6,483,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Lapis Technologies Inc. was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. and has filed two Certificates of Amendment changing our name to Opal Technologies, Inc. and then to Lapis Technologies, Inc. We conduct operations in Israel through our wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, of which we own a 73% equity interest. We are manufacturers and distributors of various military and airborne systems, simulators, automatic test equipment (ATE), electronic components and products relating to power supplies, converters and related power conversion products, . Where the context requires, references to "we" "us" or "our" throughout this document include reference to Enertec Electronics and Enertec Systems.

Our revenues are derived from two main sources, the military and the commercial markets. In the military market we, design, develop and manufacture test systems, airborne, shipborne, land electronic equipment and other various military systems, for military manufacturers in accordance with their specifications. Most of this military business is carried out by the majority owned subsidiary Enertec Systems. In the commercial market we market and distribute test systems, power supplies and other electronic components manufactured by other manufacturers who engage us to distribute their products. This activity is carried out primarily by Enertec Electronics, a wholly owned subsidiary. We have entered into representative and distribution agreements with seven such manufacturers, four of which have been reduced to written contracts

OUR SUBSIDIARIES

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

ENERTEC ELECTRONICS

Enertec Electronics is responsible for:

•	The marketing and distribution of power supplies and other related power products manufactured by third-party firms that engage us to distribute their products; and

•	The marketing and distribution of power supply testing equipment to our military and commercial customers.

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

We have also entered into representative or distribution agreements with various international power supply manufacturers. These manufacturers granted us rights to sell their products in Israel. We solicit sales within Israel and, upon receipt of purchase orders, we contact the supply manufacturers to fulfill such orders. With some of these manufactures we have agreements that the supply manufacturers will not promote their products directly within Israel. Furthermore, if a customer contacts the supply manufacturers directly, such manufacturer will redirect the customer to us, or advise us to contact the customer regarding the order.

We are also a local Israeli distributor of power testing equipment. This includes DC and AC electronic loads, that is, equipment used for the testing of power supplies which utilize alternate current (AC) and direct current (DC) technology.

Enertec Electronics is focusing its efforts almost exclusively on developing its business within the power supplies and power supply testing equipment arena.

ENERTEC SYSTEMS

Enertec Systems is responsible for designing, developing and manufacturing of various military systems for airborne, land and seaborne applications - for example, electronic systems used in aircrafts such as power supplies, laser drivers, mission computers and control systems for motor and pumps, radio transceivers, altitude measuring devices, ground systems for missile control and sub-assemblies, which are parts of a system developed with a customer's specifications. We also design and manufacture test systems for electronics manufacturers in the military industry based on their specifications for the test and ground support of missiles, aircrafts and other various defense systems.

Through our subsidiaries we customize power supplies, create military systems and ATE's. Enertec Electronics focuses on manufacturing and distributing standard and customized power supplies in the non-military arena, as well as the distribution of standard military related power supplies. Enertec Systems exclusively manufactures customized military related products. Enertec Systems also meets the stringent security clearance requirements for the most sensitive defense programs we are involved.

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

The ISO9001:2000 quality assurance model is made up of a combination of quality system requirements.

The key requirements are that an organization should:

•	Determine the needs and expectations of customers and other interested parties;

•	Establish policies, objectives and a work environment necessary to motivate the organization to satisfy these needs;

•	Design, resource and manage a system of interconnected processes necessary to implement the policy and attain the objectives;

•	Measure and analyze the adequacy, efficiency and effectiveness of each process in fulfilling its purpose and objectives; and

•	Pursue the continual improvement of the system from an objective evaluation of its performance.

A typical process for designing, planning and implementing a quality system typically involves:

•	Planning the quality initiative and obtaining executive sponsorship;

•	Establishing the quality policy for the organization;

•	Designing and planning the Quality Management System (QMS), usually based on international standards;

•	Establishing the quality organization, developing the quality manual and structure of quality records;

•	Determining the scope of implementation;

•	Assuring quality plans;

•	Reviewing deliverables and determining any actions;

•	Auditing quality records;

•	Defining areas for process improvement; and

•	Managing the improvement program.

NEW PRODUCTS

ENERTEC SYSTEMS

During 2004 , Enertec Systems, began focusing exclusively on the military arena, and entered into numerous new fields of military technology in addition to our "classic" ATE field of expertise. In 2005 and 2006 Enertec Systems continued this focus almost exclusively.

During 2004 we marketed a new line of ruggedized Command and Control mobile stations of modular architecture, allowing adaptation/customization to various applications for which we received orders for several sets in 2005 .During 2006, we delivered several unit for qualification and integration. Following this integration we will deliver the rest of the units during 2007 and we expect many more follow up orders over the next eighteen months.

Over the last twelve months of 2005, we started selling ruggedized mission computers for combat vehicles. We have already delivered three different prototypes to I.A.I. (Israeli Aircraft Industry) who intends to replace their computers  previously manufactured in-house and active in the field for many years with upated modern design models from a new outsourced supplier. These first units that we delivered, have successfully passed all qualification and validation tests. As a result of the success of the first prototypes, in 2006 we have received new order for three new prototypes for three different products for delivery during 2007. We anticipate  receiving several production orders, each order comprising of a batch of about 40 pcs each model, to fulfill IAI's need for their replacements over the following 2-3 years.

We introduced in 2005 a new line of military grade Power Distribution Units for use in airborne, shipborne and ground applications. We have already received the first batch of orders generating about $800,000 in revenues. The first set was submitted to stringent electrical and environmental qualification tests scheduled for completion in the first quarter of 2007. Further units are scheduled for deliveries during 2007 and new orders are expected for about 30-40 sets with deliveries over the next four years.

We introduced a new test system for the helicopter's flight computer and the other avionics units which generated an order for the first unit in 2004. This system was designed and built during 2005 and during 2006 we began the testing with the various units it will be integrated with. We expect to deliver the first order during the first quarter of 2007. We are expecting its successful launch to generate several follow up orders within the next twelve months of about 10 additional units for deliveries during 2007 and 2008.

During 2004 we also started to design a small airborne multiple-output power supply specially designed for attack payloads. It uses a proprietary technology that was developed in-house implementing a planar switching transformer which enables further miniaturization and a higher output power to size ratio. This new line has been well received by our customers, and the first samples has already passed the stringent military screening tests. As of the end of 2005, we received our first orders in the amount of $240,000 and part of this order has been delivered during the 4th quarter of 2005. During 2006 delivered about 100 pcs and received orders for about 200 pcs.

During 2005 we introduced a laser system and driver for Airborne Targeting Pods, utilizing laser designation of targets. This is a new entry into the field of high-tech, high accuracy and high power military lasers. Our innovative and unique design is based on a state of the art high-power laser diode which provides high accuracy and long range detection and tracking of targets. This project is a turn-key product from the initial electronic and mechanical design up to the production and delivery of the complete system. We have received an order for the first systems with a delivery date staggered over 2006 and 2007. The first 4 prototypes have been delivered during 2006 and following the successful qualification tests we expect to deliver additional 25 pcs during the second quarter of 2007.

During 2005 we introduced a Ground Control System for airborne attack platforms. The system receives data from aircrafts and transmits it in real time. The design was based on an upgraded version of one of ours previous design already proven in the field. We received several orders in the amount of $240,000 and delivered them during 2006.

By the end of 2005 we have introduced a Simulation and Test System for a highly classified defense project. This technologically complex design is being outsourced for the first time, and so was very tentative in progress, however we have already delivered the first batch in December of 2005 resulting in revenues of about $1,250,000 with a record lead-time of 3 months. During 2006 we received an additional order of about $1,000,000 which has also been delivered. As a result of our success we expect new orders of about same size each during 2007 and the following years.

During 2006 have introduced several new products :

 A Generic Test and Validation  System for new anti-tank missiles. This system incorporates state of the art hardware and software designs and is used for the tests and validation of about 30 different modules of the missile. The first systems were ordered in the amount of about $1.4 Million dollars with scheduled delivery of the first unit during 2007. During 2006 have received additional order of about $300,000 for the implementation of upgrades. This test system for anti-tank missiles, could generate orders for a couple of units a year for approximately the next ten years.

   A Control System for airborne attack platforms for naval application. The system receives data from aircrafts and transmits it in real time. The design was based on upgraded versions of previous designs already proven in the field. We have already received first order for several units scheduled for delivery during 2007.

Generic System for Simulation and Test of multiple stage missiles. This very complex high technology system simulates each stage of the missile and performs a comprehensive suite of test. The first order was received during 2006, which will generate revenues of several hundreds of dollars. During 2007 we expect to deliver two additional systems.

ENERTEC ELECTRONICS

During 2004, we completed UL safety approvals for a new custom-made power supply. It is implemented in a series of modems for fast network access of data and voice over the IP network. In 2005, 1500 units were ordered and 2,000 units were ordered during 2006.

We introduced the first samples of DC/DC converters for military CDU (Command Display Units) in the fourth quarter of 2004. These samples were followed with orders for 1500 pcs which were delivered over the course of 2005 and for 1700 pcs delivered during 2006.

We entered into a new arena of customized power supplies for fast data networking systems. We customized compact PCI power supplies and during 2004 received orders for 200 units. This successful launch resulted in more than 200 units in follow-up orders in 2005 and 100 pcs during 2006.

During 2005 we introduced several new products with long expected lifecycles, which are described below:

   We designed a compact, and economical optimized cost/performance redundant power supply for data communication application. The first samples were delivered during 2005 and have already resulted in a follow up order for several hundreds units to be delivered over 2007.

    We released and delivered 200 industrial-grade power supplies for air-conditioning systems. The potential follow up for the next eighteen months is in the range of 3000-5000 additional units. There are no follow-up orders, this product was outsourced to a turn-key manufacturer in China.

We designed a customized external power supply for military note-book computers which will be installed by our customers to the US military within the army, navy, air-force etc. The first 25 power supplies have already been delivered and successfully passed all the stringent military qualification tests, followed by orders for additional 260 pcs during 2006.

New projects introduced in 2006:

We have introduced a new multiple output customized power supply for outdoor wireless application and have submitted for UL safety approvals. Upon receiving this approval we expect orders for several hundreds units during 2007.

We have introduced a new medical grade 250W power supply and already received the first order for samples from a big manufacturer of medical equipment.

We have introduced a new line of 150W dc/dc military converters. We have already received orders for first 75 units from four different manufacturers of defense systems

MARKETING STRATEGIES

We market our products to a diverse group of manufacturers of electronic equipment. Our products serve the various needs of local Israeli manufacturers of electronic systems in the following fields:

•	Military

•	Telecommunications;

•	Medical;

•	Industrial.

We currently sell only to Israeli companies that, in turn, incorporate our components into their products for resale to the global markets. However, in the future we anticipate creating some kind of platform to market Enertec Systems' products to U.S. companies as well as creating a manufacturing base within the United States so as to benefit from U.S. government dollars directed to Israel's military aid with the condition of being spent on U.S manufactured products. Currently we advertise in all the local Israeli technical magazines and participate in electronic seminars, exhibitions and shows four to six times a year. A substantial part of the business is from our existing customers. Many companies have engaged us from their inception, and have implemented our custom designed solutions. Many of our customers rely on us for technical services, products and support, and consider us to be their own "power supply department" and "ATE systems department". Since 2004 we have been a "systems house" of military systems, making turn-key projects from design to production on behalf of our customers.

We also derive a considerable percentage of our business from word-of-mouth referrals. Our reputation is backed by many years of providing quality products and services. Our marketing strategy has been based on our brand name and reputation, which has grown substantially over the last twenty years, including eight years prior to the formation of Enertec Electronics, when business was conducted under the name "Enertec International."

Over the next 24 months, we plan on continuing our aggressive marketing efforts. Part of our success within Enertec Systems has been to anticipate the needs of our clients, invest in R&D and to start working on products that we believe they will need thus gaining an edge on our competition in our time to market. Furthermore, we have been able to identify those of our clients and potential clients that look poised to get the big orders and focus our attention on gaining a foothold within that client. When successful, this strategy enables us to benefit from the large order flow that they receive both in terms of the typical products they would expect us to produce for them as well as the more sophisticated products that they might not expect that we are then in the perfect position to offer to them, especially if they are inundated with business we are able to step in and ease the burden of some of the non-core components as well as some of the core components.

By continuously diversifying into new and more complex products, Enertec Systems has been able to set itself apart from its competition. In 2006, following the trend we started in 2004, we decided to increase our suite of custom products based on our proprietary design and technology. These products are core components of several long term military programs spearheaded by our customers, with expected purchase lifecycles over periods of up to 10 years.

At Enertec Systems the competitive edge lies with the sophistication and the complex nature of the products. Enertec Electronics however, maintains its competitive advantage primarily through its range of products, their pricing, cost effective adaptation to the customers' needs and the strong technical application support provided to customers.

MARKET CONDITIONS

Enertec Systems

During 2005, the local military market improved significantly resulting in many new orders received which contributed to a backlog of military products totaling $4.5 million dollars. This trend continued through 2006 resulting in a further increase in the backlog, which as of the year ended December 31, 2006 totaled $6.182 Million dollars.

Manufacturers that sell defense end products such as missiles, aircrafts or computers, also provide a support system (e.g., an ATE) to the end-user. The end-user uses this support system for maintenance of the end product. Historically, support systems were made by manufacturers selling the end products. Recently, however, manufacturers have been focusing their resources on the end products rather than on support systems. This has opened up a market for us to develop these systems.

The local Israeli market for ATE's simulators and support systems is estimated at $100 to $200 million annually. We have about 5% of this market, approximately the same level of market penetration as our competitors. This market is largely controlled by big local defense manufacturers. However, there has been a noticeable trend by these and other defense manufacturers to outsource test and support systems to specialized firms so that large manufacturers can focus their resources on designing their core products.

The local market for outsourced custom designed military systems is above $500 million. We have just begun to penetrate parts of this market with products in the field of avionic systems, ruggedized control systems to name but a few. We are actively working to increase our product portfolio. During 2006 have introduced several new military products implemented in high volume long term defense programs.

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

Enertec Electronics

The worldwide market for high-tech, telecommunications, and Internet related products affects the Electronics Division's power supplies sales. The overall market started to improve, during 2005 resulting in an increase of sales to this sector and this trend continued during 2006. Our stability is largely due to our diversified client base. We service clients in the telecommunications, industrial control, medical and the military core business sectors. In addition to this our sales force pays a significant amount of attention to our customer relationships, providing more opportunities to gain our foothold into a contract than our competition does. Furthermore we offer more customized power supplies than our competitors, which, we believe, makes it more difficult for our competitors to bid successfully on the same projects or replace our product down the road in production or for follow on orders.

CUSTOMERS

Our customers are mostly local Israeli manufacturers of electronic systems from different segments of the electronics industry, within the military, industrial, commercial, medical, and telecommunications fields. Due to this level of diversification of our customers, we are not that dependent on any one specific market segment; so our overall performance is less affected by fluctuation in the markets. Until 2003 IAI (Israel Aircraft Industries) was our major customer representing approx 38% of our sales. During 2004, we realized that several Rafael divisions were receiving an increasingly high number of new orders as a result of their aggressive marketing around the world but that they had not increased their technical and manufacturing staff to accommodate this growth. We positioned ourselves to become their outsourcing team for their new orders in the areas of design, engineering and production. We increased our investment in R&D that resulted in new designs and products that enabled us to successfully bid on a large number of projects. During 2004, we focused our efforts in diversifying our sales across other technologies, for example avionic equipment and combat stations. This resulted in increased sales to Rafael comprising approximately 25% of our total sales in 2004 as compared to 10% in 2003. By the end of 2005 Rafael became our major customer representing approximately 40% of our total sales.

Investing in R&D has given us an edge with our time to market which resulted in several agreements, with Rafael bringing out products utilizing our systems within long project cycles, in many cases up to 10 years. This has created a significant increase in the backlog of orders from Rafael. By the end of 2006 Rafael accounted for 32.1% of our total sales.

In 2004 Israeli Aircraft Industry (IAI) accounted for approximately 18% of our sales. During 2005, IAI started to design and manufacture a range of new products for which we have been asked to provide Test Equipment, Simulators and Support Systems We have received several new orders for the first units delivered during 2006 and have worked on a large number of new proposals which  have resulted in an increase of our sales to IAI's as a percentage of our total sales in 2006 to 16.6%.

The rest of our sales are pretty much evenly spread between our other main customers: Elbit, El-Op and Tadiran Spectralink, at the military field and a very large number of customers at the commercial field.

BACKLOG

As of December 31, 2006, we had a backlog of orders for our products and services in the amount of approximately $6,917,000; as compared to a backlog of approximately $4,500,000 as of December 31, 2005. The increase of approximately 54% in the backlog as of December 31 2006 compared to December 31 2005 is mainly due to our efforts to introduce new products to Rafael and IAI. During the second half of 2005 and during 2006 our success resulted in a significant increase in orders for military systems in particular a big increase in orders from several of Rafael's divisions.

The orders included in the December 31, 2006 backlog figure are as follows:

Enertec Systems

$4,365,000	representing airborne power supplies, laser systems, flight computers and test systems for avionics and military systems
1,390,000	representing test systems for IAI missiles and avionic systems
202,000	representing airborne power supplies and test systems for infra-red payloads
217,000	representing data link test equipment.
8,000	representing medical systems

$6,182,000	TOTAL backlog for Enertec Systems

Enertec Electronics

$735,000
This figure includes a variety of orders for commercial, telecom, medical, industrial and military off-the-shelf power supplies as well as several orders for standard test equipment for both the commercial and military industry.

COMPETITION

ENERTEC SYSTEMS

Our chief source of competition for Enertec Systems is our clients themselves. Most of our clients have done their own testing systems and core component manufacturing in house. But as their volume of sales start increasing it is easier for us to provide an outsourcing capability for them. Furthermore as we continue to prove our expertise and our clients allow us to create increasingly complex products for them, we have started to build their trust and are overtaking a lot of the functions that previously they would have produced in house. Outside competitors that we face are: Chaban Electronics Ltd, Symcotech Ltd, and Rada Electronic Industries ltd.

ENERTEC ELECTRONICS

We face intense competition within Enertec Electronics from the existing manufacturers and distributors of electronic components and products. Presently, several competing companies that have greater resources than we do, such as financial, operational, sales, marketing, and research and development resources, are actively engaged in the manufacture and distribution of electronic components and products. Our main competitors include Advice Electronics Ltd.,EDCO,Nemic Lambda,Dan-El, Bruno InternationalAppletec Ltd., Migvan Technologies Ltd., Boran Technologies Ltd., Telkoor Power Supplies Ltd., Nisko and Horizon Electronics Ltd.

However, we have been able to compete effectively with these companies for the following reasons:

•
Our power supplies are good quality, economically priced , and are backed by a good level of technical expertize engineers, who have an understanding of our customer's requirements, allowing us to provide cost-effective solutions.

•
We have comprehensive experience in power supply test equipment , which enables our sales people to propose the most cost-effective testing solutions, incorporating the highest grade of software and the most sophisticated hardware.

•	We maintain a strong technical team that provides solutions to our customers' needs within our target niche.

•	Our products are sold in diversified activity fields, namely commercial, industrial, military, medical, systems and components.

Our products have been incorporated into several high volume production projects with long-term purchasing agreements of up to two years. Since our customers' products are sold intermittently but in high volume, our customers place long-term orders with us to cover their production needs over a period of several months to up to a year to ensure delivery in a timely fashion. Additionally, we are a major supplier to several providers of telecom, datacom, video on demand and video conferencing. Due to the significant approval process these products must pass to get to the market, it is not cost effective to replace our component with a perhaps cheaper competitor's product because they would have to resubmit the product for re-approval with the new component inside.

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

EMPLOYEES

As of December 31, 2006, Enertec Electronics had 11employees and Enertec Systems had 51 employees. All technical employees must sign a two-year confidentiality agreement and a two-year non-compete agreement, which prohibits our employees, if they cease working for us, from directly competing with us or working for our competitors. However, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, such as the secrecy of a company's confidential commercial information or its intellectual property. We may not be able to demonstrate that harm would be caused to us, and therefore, may be unable to prevent our competitors from hiring and benefiting from the expertise of our former employees. None of our employees are subject to a collective bargaining agreement. We do not employ any supplemental benefits or incentive arrangements for our officers or employees. All of our employees are full-time. Management considers its employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and Development costs totaled approximately $399,000 and $379,000 for the twelve months ended December 31, 2006 and 2005, respectively, which equates to approximately 5.1% and 5.2% of revenues, respectively, for both periods. These expenditures have adequately satisfied our research and development requirements.

The increase of our R&D expenditures as compared to 2005 is a result of our strategic move to develop new technologies such as airborne high power laser targeting systems and other classified technologies which allowed us to form long term strategic alliances with several big military programs.

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

Our Haifa plant is 400 square meters and includes a production hall and management offices. We lease this property for $27,165 per annum from Mund Holding Limited, an entity wholly owned by our President and Chief Executive Officer, Harry Mund. We entered into this lease in January 2001. The Haifa plant houses the headquarters and accounting offices, the imports department, sales and administration employees, application engineers, and a service laboratory. This plant is suitable for our present and near future needs. There is enough space to accommodate an additional two to four sales engineers, if needed. This space is also used to sell standard power supplies products.

Our Carmiel plant is 800 square meters and also includes a production hall, with a research and development and engineering facility for our Systems Division. The Carmiel property is leased at $35,960 per annum. We use the Carmiel plant for manufacturing. It houses engineers, software programmers, electronic hardware designers, mechanical designers, and electronic and mechanical assembly personnel. It consists of office rooms for one to three people, and contains one room for electronics assembly, one for mechanical assembly, and two for final testing of finished products. The Systems Division manufactures its customized products in this facility, and accordingly, it is not a plant for high volume production. It is located in the Carmiel industrial area, and is in close proximity to many of our Systems Division clients. Every engineer has individual workstations, which contain computers that are inter-connected by our own local network for fast communication. The plant has been updated to satisfy all our present and near future needs. In this facility, there is space for five additional offices, which would accommodate approximately 15 more people, and the existing assembly rooms could accommodate eight to ten additional workers.

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

	Fiscal 2006		Fiscal 2005
Fiscal Quarter	High	Low	High	Low
First Quarter Ended March 31	$1.11	$1.01	$1.11	$1.11
Second Quarter Ended June 30	$1.11	$1.01	$1.11	$0.25
Third Quarter Ended September 30	$1.11	$1.01	$0.40	$0.40
Fourth Quarter Ended December 31	$1.11	$1.01	$1.05	$0.40

HOLDERS

As of March 21, 2007, we had 6,483,000 shares of common stock outstanding and such shares were held by approximately 42 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2006 we did not issue any securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at Dec 31, 2006 has decreased compared to the cash balance at Dec 21,2005 As of December 31, 2006, our cash balance was $7,000 as compared to $78,000 at December 31, 2005. The decrease in cash was mainly due to the increase in the time needed to collect our accounts. Total current assets at December 31, 2006 were $8,047,000 as compared to $6,601,000 at December 31, 2005. The increase in current assets is mainly due to the increase in accounts receivables and an increase in inventories

Our accounts receivable at December 31, 2006 was $4,677,000 as compared to $3,712,000 at December 31, 2005. This increase is attributable to an increase in sales of $570,000 in 2006 as compared to the sales of 2005,an increase in collection time and the decrease in USD/Shekel exchange rate since the receivables are in Shekels. The USD/shekel exchange rates decreased by 8.21% from 4.603 as of Dec 2005 to 4.225 as of Dec 2006.

As of December 31, 2006 our working capital was $1,310,000 as compared to $1,087,000 at December 31, 2005. The increase in the working capital is mainly due to a larger increase in receivables and inventories than the increase in total bank debt and in accounts payable.

Bank Leumi and Bank Hapoalim have extended us a combined total bank debt of $4,139,000 in 2006 as opposed to $3,316,000 at December 31,2005. This debt is made up of a number of different components: short-term debt, long-term debt and in the form of lines of credit, which we use from time to time to satisfy our temporary cash flow needs. Bank Leumi has provided us with $3,352,000of total debt based on our pledge of $2,600,000 of our working capital and customers' receivables due from Israeli Aircraft Industry, Rafael and Tadiran Spectralink Ltd , and $752,000 by the pledge of some of the financial assets of our president, Harry Mund. Bank Hapoalim has provided us with $788,000 of total debt based on our pledging of $543,000 of our customers' receivables due from USR, Expand Tadiran Spectralink Ltd and Rad and $245,000 by the pledging of some of the financial assets of Mr. Mund. Mr. Mund has personally on deposit with our banks monies in excess of $1,000,000 which he has pledged as collateral against our bank debt.

The current portion of our term loans at December 31, 2006 consisted of $271,000 compared to $118,000 at December 31, 2005. Our total short-term loans consisted of $2,061,000 of short-term loans and $271,000 of current portion of long-term debt broken down as follows:

$282,000 due March 2007, $144,000 due April 2007, $417,000 due June 2007, $1,225,000 due July 2007, $192,000 due September 2007, $72,000 due December 2007.

At December 31, 2006, our total bank debt was $4,139,000 as opposed to $3,316,000 at December 31, 2005. These funds were borrowed as follows:

$2,332,000 which includes the current portion of long term debt, as various short term bank loans due through 2007, $318,000 of long-term debt due through March 2010 and $1,489,000 borrowed using our bank lines of credit. As a result, we increased the amount borrowed for the year ended December 31, 2006 by $823,000 from $3,316,000. The increase in bank debt is mainly due to the increase in account receivables and the decrease in USD/Shekel exchange rate since the loans are in Shekels. The USD/shekel exchange rates decreased by 8,21%, from 4,603 as of Dec 2005 to 4,225 as of Dec 2006.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of December 31, 2006 we are current with all of our bank debt and compliant with all the terms of our bank debt.

At December 31, 2006, Mr. Mund had receivables from the Company in the amount of $6,000 as compared to $6,620 at December 31, 2005.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

For the fiscal year ended December 31, 2006 we had total revenue of $7,839,000 compared to revenue of $7,269,000 for the fiscal year ended December 31, 2005. The increase in revenue of $570,000, or 7.8% is due to:

1.The overall improvement of the market in particular in field of the high-tech,telecomm and internet related products resulting in an increase in sales to these sectors.

2.The revenues for the 2006 includes a grant of approx $100,000 from the Government of Israel to partially cover the cost of salaries of the employees who have not been able to work as a consequence of the closure during the war in the North of Israel. Our subsidiaries are located in Carmiel and Haifa Bay area which have been under heavy missiles attacks and were closed during most of July-Aug 2006.

Gross profit totaled $ $2,163,000 for the fiscal year ended December 31, 2006 as compared to $2,008,000 for the fiscal year ended December 31, 2005, an increase of $ $155,000 or 7.7%. Gross profit as a percentage of sales for the fiscal year ended December 31, 2006 was 27.6% as compared to 27.6% for the fiscal year ended December 31, 2005. The increase in gross profit is mainly due to the increase in sales.

Total operating expenses are comprised of R&D costs, selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2006 and 2005 were $1,735,000 and $1,770,000 respectively, a decrease of $35,000 or 2.0%. The decrease in operating expenses is attributable to the following factors:

increased R&D spending of $20,000; increased marketing and selling expenses of $30,000 as a result of our efforts to develop the market for our new products and a decrease in G&A expenses of $85,000 mainly due to decreased professional services expenses.

We experienced a loss of $115,000 in the fiscal year ended December 31, 2006 compared to a loss of $48,000 in the fiscal year ended December 31, 2005. This decrease in net income in the amount of $67,000 or 140% is mainly due to the increase of $109,000 in interest expenses and increase of $131,000 in provisions for income tax ,partly compensated by the increase in income from operations of $190,000.

As detailed in this annual report, our business is comprised of Enertec Electronics which derives its revenues from the commercial arena and from standard military power supplies that it sells to the military industry.

For the fiscal year ended December 31, 2006, Enertec Electronics' revenue, costs of sales and gross profits were $3,262,000, $2,602,000 and $660,000 respectively, and $2,734,000, $2,048,000, and $686,000 respectively for the fiscal year ended December 31, 2005. Revenue increased $528,000  or 19.3%. Costs of sales increased approximately by $554,000 or 27.1% Gross profit decreased by $26,000 or 3.8% due to higher cost of sales.

For the twelve months ended December 31, 2006, revenues, costs of sales and gross profits from Enertec Systems 2001 were $4,577,000 and $3,075,000 and $1,502,000 respectively, and $4,535,000, $3,213,000 and $1,322,000 respectively for twelve months ended December 31, 2005. Compared to 2005, revenue increased by $42,000 or  0.9% as a result of the successful penetration to new customers with new products.

Cost of sales decreased approximately $138,000  or  4.3%  due to increase in sales of some of the products introduced previously. The manufacturing cost of repeat orders is typically lower as compared to the cost of first orders previously received. Gross Profit increased by $180,000 or 13.6% due to lower cost of sales involved with manufacturing of repeat orders December 31, 2006, we had two customers that accounted for approximately 69.9% of accounts receivable. For the years ended December 31, 2006 and 2005, approximately 48.7% and 57% of our sales were to two customers respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2006 and 2005 revenue relating to service contracts is less than one percent of net sales.

Research and Development Costs - Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist mainly of salaries. Research and development cost for the years ended December 31, 2006 and 2005 were approximately $399,000 and $379,000, respectively.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Harry Mund	59	Chairman of the Board, Chief Executive Officer,
		President and Secretary

Miron Markovitz	59	Director, Chief Financial Officer and Principal
		Accounting Officer

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

DIRECTOR COMPENSATION:

During 2006, our directors did not receive any compensation for serving on our board.

SIGNIFICANT EMPLOYEES

The following is a brief description of the business experience of each of our significant employees:

ZVI AVNI, age 45, was the System Division Manager for our subsidiary, Enertec Electronics Limited, from February 1997 to January 2002. His responsibilities included the design and manufacture of automatic test systems. Mr. Avni has 18 years of experience with ATE systems for the military market and worked at Elbit Systems for 12 years as an ATE group leader. Since January 2002, Mr. Avni has worked for Enertec Systems 2001 Ltd., which is owned by Enertec Management Limited 73 % and Harry Mund (27%) and continues to be responsible for the design and manufacture of the Automatic Test Systems and military systems. Mr. Avni graduated from Haifa Technion Institute of Technology in 1982 and earned a degree as a Practical Electronic Engineer.

YAAKOV OLECH, age 57, has been employed by our subsidiary, Enertec Electronics Limited, since March 1991. Mr. Olech is head of our customer service electronic lab and technical support, providing after-sales customer support and repair services for products under warranty or by utilizing service contracts for repair of power supplies. He attended Radiotechnical Institute, Minsk, USSR from 1976 to 1979 and has earned a Master in Science in electronic engineering.

DR. ALEXANDER VELICHKO, age 60, has 28 years of experience as leading research and development engineer and head of the research and development group at several companies. From 1981 to 1990, he was a lecturer of electronics and automation at the Engineering Institute, Karatau, Kazahtan. From 1990 to 1999, Dr. Velichko was chief engineer of the Laboratory of Electronics and Automatization Karatau, Kazakhtan, responsible for development of compact analog/digital measurement devices. Since February 2000 he has been Enertec Electronics Limited's chief scientist and head of research and development. Dr Velichko is responsible for the design of custom-made power supplies. He earned a PhD in Automatic Control at the Moscow Institute of Mining, which he attended from 1964 to 1969, and earned a Master in Science at Tomsk Institute of Electronic Engineering.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2006 and 2005 for our principal executive officer. No executive officer other than Mr. Mund received total annual compensation in excess of $100,000, during fiscal 2006 and 2005.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $
Harry Mund	2006	$288,000	____	____	____	______	_______	$38,000	*	326,050
Chief Executive Officer and President	2005	$261,000	0	____	0	______	0	40,000	*	$301,000

*Represents compensation in lieu of accrued vacation and recreation days pursuant to Company policies. In Israel it is customary to offer financial compensation in lieu of vacation and recreation days (days set aside for employees to enjoy recreational activities)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 21, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our executive officers; and

(iv) our executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The address for each of the below persons is c/o Enertec Electronics Limited, 27 Rechov Ha'Mapilim, Kiriat Ata, Israel, P.O. Box 497, Kiriat Motzkin 26104, Israel.

Name of Beneficial Owner	Number of Shares Beneficially Owned *	Percentage Ownership *

Harry Mund	4,750,000	73.3%
Miron Markovitz	9,000	* %
Zvi Avni	1,000,000	15.4%

All Directors and Executive Officers	4,759,000	73.44%
as a Group (2 persons)

•
Applicable percentage ownership is based on 6,483,000 shares of common stock outstanding as of March 21, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of March 21, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 21, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-0-	-0-	500,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	500,000

2002 STOCK OPTION PLAN

We adopted, subject to stockholder approval, our 2002 Stock Option Plan on October 16, 2002. Our stockholders approved the plan on October 16 2002. The plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "nonstatutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. We have not yet granted any options or stock appreciation rights under the plan.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our management believes the terms of each of the below transactions are at least as favorable as could be obtained from unrelated third parties.

During 2001, our subsidiary Enertec Electronics Limited sold a building to Mund Holding Limited, an entity wholly owned by Harry Mund, our Chief Executive Officer and President, for approximately $170,320. An independent appraiser and governmental body, The Capital Gains Authority, determined the sale price. The building was paid in part with cash in the amount of $93,245, and the balance by a non-interest bearing loan. There are no written agreements setting forth repayment terms. The parties have orally agreed that the amount outstanding is due on demand. As of December 31, 2006, the amount of the loan outstanding was $72,186.

Enertec Electronics rents the building's office and manufacturing space from Mund Holding Limited for $27,165 annually for twenty-four months ending December 31, 2007. Neither of our directors are independent.

ITEM 13. EXHIBITS.

Exhibit Number	Description

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

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $12,185 and $11,500 for the years ended December 31, 2006 and 2005, respectively.

AUDIT-RELATED FEES

We incurred fees of $24,200  and 28,853 for the years ended December 31, 2006 and 2005, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were 1,500 and $1,500 for the years ended December 31, 2006 and December 31, 2005, respectively. The services for which such fees were paid consisted of filing our tax returns for 2006 and 2005.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2006 and December 31, 2005.

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

LAPIS TECHNOLOGIES, INC.

Date: March 30, 2007	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer

Date: March 30, 2007	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Mund	Chief Executive Officer and Chairman of the Board	March 30, 2007
Harry Mund

/s/ Miron Markovitz	Director, Chief Financial Officer and Principal Accounting Officer	March 30, 2007
Miron Markovitz

Gvilli & Co. C.P.A. (isr.)

Independent Auditors' Report

To the Stockholders' and the Board of Directors of Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and Subsidiaries (the "Company") at December 31, 2006, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Lapis Technologies, Inc. and Subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gvilli and Co.
Gvilli & Co. March 29, 2007
Casarea, Israel

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

December 31,
2006
ASSETS

Current Assets:
Cash and cash equivalents	$7
Accounts receivable	4,677
Inventories	2,969
Prepaid expenses and other current assets	406
Due from stockholder	(12)

Total Current Assets	8,047

Property and equipment, net	299
Deferred income taxes	22

$8,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,489
Short term bank loans	2,061
Current portion of term loans	271
Accounts payable and accrued expenses	2,767
Due to affiliates	149
Income taxes payable	-

Total Current Liabilities	6,737

Term loans, net of current portion	318
Severance payable	84

7,139
Commitments and contingencies

Minority interest	333

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive loss	(30)
Retained Earnings	842

Total Stockholders' Equity	896

$8,368

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Years Ended
	December 31,
	2006	2005
Sales	7,839	7,269
Cost of sales	5,676	5,261

Gross profit	2,163	2,008

Operating Expenses:
Research and development expenses	399	379
Selling expenses	110	80
General and administrative	1,226	1,311

Total operating expenses	1,735	1,770

Income from operations	428	238

Other Income (Expense):
Interest expense, net	(378)	(269)
Other income	6	-

Total other income (expense)	(372)	(269)

Income (loss) before provision for income taxes and minority interest	56	(31)

Provision for income taxes	134	3
Minority interest	(37)	(14)

Net loss	$(115)	$(48)

Basic net loss per share	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	6,483,000	5,902,178

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2006 AND 2005
(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'	Comprehensive
	Shares	Amount	Capital	Loss	Earnings	Equity	Income
Balance, January 1, 2005	5,483,000	5	78	(121)	990	952

Foreign currency translation adjustment	-			1		1	1
Acqusition of additional interest in subsidiary	1,000,000	1				1
Net income	-				(48)	(48)	(48)

Balance, December 31, 2005	6,483,000	6	78	(120)	942	906	$(47)

Foreign currency translation adjustment				90	15	105	$105

Net income (loss)					(115)	(115)	(115)

Balance, 12-31-06	6,483,000	6	78	$(30)	$842	$896	$(10)

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	(115)	$(48)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	84	148
Minority interest	59	(153)
Gain on sale of property and equipment	(10)	-
Deferred income tax	(6)	4
Change in operating assets and liabilities:
Accounts receivable	(965)	(1,168)
Inventories	(534)	(161)
Prepaid expenses and other current assets	(30)	81
Accounts payable and accrued expenses	564	814
Income taxes payable	-	(179)
Severance payable	26	(1)

Net cash used in operating activities	(927)	(663)

Cash flows from investing activities:
Proceeds from sale of property and equipment	69	-
Purchase of property and equipment	(130)	(46)
Decrease in due from stockholder	4	355
Decrease in due from affiliates	82	83

Net cash (used in) provided by investing activities	25	392

Cash flows from financing activities:
Increase (decrease) in bank line of credit, net	180	607
Proceeds from long term debt	3,880	2,926
Repayment of long-term debt	(3,237)	(3,244)

Net cash provided by financing activities	823	289

Effects of exchange rates on cash	8	(64)

Increase (decrease) in cash	(71)	(46)
Cash, beginning of period	78	124

Cash, end of period	$7	$78

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 31,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$372	$269
Income taxes	$201	$96

Supplemental disclosure of non-cash financing activities:
Common stock issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

(In Thousands, Except Share and Per Share Amounts)

NOTE 1 - DESCRIPTION OF BUSINESS AND ACQUISITION

Lapis Technologies, Inc. (the “Company”) was incorporated in the State of Delaware on January 31, 2002. The Company’s operations are conducted through its wholly owned Israeli Subsidiary, Enertec Electronics Ltd. (“Enertec”) and its majority owned Israeli subsidiary Enertec Systems 2001 Ltd. (“Systems”). Enertec is engaged in the manufacturing, distribution and marketing of electronic components and products relating to power supplies, converters and related power conversion products, automatic test equipment, simulators and various military and airborne systems, within the State of Israel.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements present the results of operations of the Company for the years ended December 31, 2006 and 2005 and their wholly owned subsidiary Enertec Electronics Ltd. and their ownership interest in Enertec Systems 2001 Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For the purpose of the statement of cash flows the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Allowance for Doubtful Accounts

The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2006 the Company has not recorded an allowance for doubtful accounts.

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
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Warranty Reserves

The Company includes a one-year warranty on all products sold. A provision for estimated warranty costs, if material, is recorded at the time of sale. Based upon historical experience the Company has not incurred material costs relating to its warranty and has therefore not recorded a warranty provision at December 31, 2006.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2006 and 2005 revenue relating to service contracts is less than one percent of net sales.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Costs.”

Stock Based Compensation

Effective January 1, 2003 the Company adopted the fair method value alternative of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. For the years ended December 31, 2005 and 2004 the Company did not issued any stock options.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and Development Costs

Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries. Research and development cost for the years ended December 31, 2006 and 2005 were approximately $399 and $379, respectively.

Earnings per Share

The Company presents basic earnings per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 “Earnings per Share” (“SFAS 128”).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there is no impairment of long-lived assets at December 31, 2006.

Minority Interest

Minority interest represents the minority stockholders' proportionate share of the equity of the Company's subsidiary at December 31, 2006. The minority interest is adjusted for the minority's share of the earnings or loss of Systems.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2006 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2006. The carrying value of the long-term debt approximate fair value at December 31, 2006 based upon debt terms available for companies under similar terms.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

Reclassification

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year presentation. New Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 153 “Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29”. Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This standard, which is effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, is not applicable to the Company’s current operations.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model as to how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The adoption of FIN 48 is effective January 1, 2007. The Company has not yet determined what the effect will be, if any, on their financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“FAS 158”). Among other things, FAS 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition will not affect the Company’s statement of income. The adoption of FAS 158 is effective for the year ending December 31, 2006. The Company has not yet determined what the effect will be, if any, on their financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories consist of the following at December 31, 2006:

Raw materials	$936
Work in process	1,819
Finished goods	214
$2,969

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

Leasehold improvements	$111
Machinery and equipment	6
Furniture and fixtures	194
Transportation equipment	227
Computer equipment	369
907
Less accumulated depreciation and amortization	(608)
$299

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2006	2005
Current:	$138	$7
Foreign
Deferred:	(4)	(4)
Foreign
	$134	$3

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 6 - INCOME TAXES - (continued)

At December 31, 2006, the Company has a net operating loss carryforward of approximately $330 which may be utilized to offset future taxable income for United States Federal tax purposes. This net operating loss carryforward begins to expire in 2022. The only timing difference which creates a deferred tax asset is the net operating loss carryforward. This net operating loss carryforward creates a deferred tax asset of approximately $10. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

Deferred tax assets are classified as current or non-current, according to the classification of the related asset or liability for financial reporting. At December 31, 2006 the Company’s wholly owned Israeli subsidiary has a deferred tax asset of approximately $22, due to timing differences relating to severance payable. The Israeli subsidiary has not recorded a valuation allowance as it is more likely than not that the timing differences will be utilized.

The following is a summary of the components of non-current deferred tax assets at December 31, 2006:

Severance payable	$84
Net operating loss carryforward	330
Valuation allowance	(392)
Deferred tax assets	$22

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 6 - INCOME TAXES - continued

Differences between the United States Federal statutory income tax rate and the effective tax rate are as follows for the years ended December 31:

	2006	2005
Federal statutory rate	34.0%	34.0%
Valuation Allowance	(34.0)	(34.0)
Effect of foreign taxes	31.3	0.0
	31.3%	0.0%

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2006:

Bank line of credit due December 31, 2006
at 8.7 % per annum	$1,489
Short-term bank loans, payable within
twelve months at rates ranging from
6.5 % per annum and 8.5% per annum	2,061
Term loans, due between March 2007 and
March 2010 at rates ranging from 5.0%
per annum and 8.0% per annum	590

4,140
Less current portion of term loans	3,822
$318

The Company has pledged its accounts receivables as collateral against its long term debt, which is payable to one financial institution. In addition, the president has guaranteed personal assets, as defined in the agreement, against the Company’s long term debt.

The aggregate maturities of long-term debt are as follows at December 31, 2006:

Year Ended

2007	$2,332
2008	0
2009	6
2010	313
$2,651

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 8 - SEVERANCE PAYABLE

Severance payable represents amounts computed on employees’ most recent salary and the number of years working in Israel. The Company’s liability is partially offset by amounts deposited to insurance policies, which are under the company’s control.

NOTE 9 - STOCK OPTION PLAN

On October 16, 2002 the Board of Directors of the Company authorized the formation of the 2002 Stock Option Plan (the “Plan”), subject to stockholder approval. The Plan provides for the granting of incentive stock options, non-statutory stock options and stock appreciation rights. The incentive stock options can be granted to employees, including officers, or any subsidiary of the Company. The non-statutory stock options can be granted to all employees, including officers, non-employee directors, consultants or any subsidiary of the Company. Non-statutory stock options can only be granted to consultants that have rendered a bona fide service to the Company, so long as the service is not in connection with the offer or sale of securities in a capital raising transaction. The number of shares of common stock reserved for issuance under the Plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the Company’s capital structure.

Incentive stock options must be granted prior to ten years from the date the Plan was initially adopted by the Board of Directors. The option price for shares issued as incentive stock options shall not be less than the fair market value of the Company’s common stock at the date of grant unless the option is granted to an individual who, at the date of the grant, owns more than 10% of the total combined voting power of all classes of the Company’s stock (the “Principal Stockholder”). Then the option price shall be at least 110% of the fair market value at the date the option is granted. No incentive stock option granted under the Plan shall be exercisable after ten years from its grant date. If the incentive stock option is granted to a Principal Stockholder then the exercise period is five years from the date of grant. Every incentive stock option granted under the Plan shall be subject to earlier termination as expressly provided for in the Plan.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 9 - STOCK OPTION PLAN - continued

The option price for shares issued under the non-statutory stock options shall be determined at the sole discretion of the Board of Directors, but may not be less than 85% of the fair market value of the may be of such duration as shall be determined by the Board of Directors.

NOTE 10 - RELATED PARTIES

Due to Stockholder

At December 31, 2006 the majority stockholder had advances due to the Company of $6 that accrue interest at 4% per annum. These advances are repayable within the next twelve months.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 11 - RELATED PARTIES - continued

Due from Affiliate

During 2001 the Company entered into a sale-leaseback transaction with an entity owned by the majority stockholder of the Company. The Company sold a building for approximately $170 and received approximately $113 in cash and a note receivable for $57, which was paid in full during the year ended December 31, 2003. No gain or loss was recorded on this transaction, as the book value of the building equaled the fair market value. The Company has agreed to exercise its option to rent this property through December 31, 2007 at approximately $27 annually with an option to renew the lease for an additional two years ending December 31, 2009 This lease has been classified as an operating lease.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases certain office and manufacturing space under two noncancellable operating leases expiring at December 31, 2007 and March 31, 2007. Rent expense, including municipal taxes and utilities associated with the leases approximated $63 and $59, respectively, for the years ended December 31, 2006 and 2005.

At December 31, 2006, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

Year Ending
December 31:

2006	$59

2007	$63

Legal proceedings

A Customer has brought an action in the Tel Aviv District Court for an unspecified monetary amount against one of the Company’s suppliers, a subcontractor of the supplier and Enertec Electronics, alleging that the materials supplied were defective and caused the Customer to replace the materials at a substantial financial expense. Enertec filed a defense claim that there is no cause of action against them as Enertec is only the local Israeli sales representative and did not make any implied or express representation or warranty to the Customer regarding the suitability of its materials.The Plaintiff has withdrawn its action against Enertec Electronics.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In Thousands, Except Share and Per Share Amounts)

NOTE 12 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $100 in the United States. Management has placed these funds in high quality institutions in order to minimize the risk. Cash held in Israel at December 31, 2006 was $7.

At December 31, 2006 the Company had three customers that accounted for approximately 70% of accounts receivable. For the years ended December 31, 2006 and 2005 approximately 48.7% and 57%, respectively, of the Company's sales were to two customers, respectively.

NOTE 13- SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company's assets in different geographic locations at December 31, 2006 is shown below pursuant to the provisions of SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”

Total assets:
Israel	$8,546
United States	1,037

$9,583