Form 10QSB
period 2007-03-31
LAPIS TECHNOLOGIES INC
filed 2007-05-15
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO _________
COMMISSION FILE NUMBER ______________________________

LAPIS TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

DELAWARE	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 W. 34TH Steet, Suite 1008
New York, New York 10001
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2007, the issuer had 5,483,000 outstanding shares of Common Stock, $.0001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LAPIS TECHNOLOGIES, INC.
MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

ASSETS
March 31,
2007
Current Assets:
Cash and cash equivalents	$79
Accounts receivable	4,326
Inventories	3,110
Prepaid expenses and other current assets	405
Due from stockholder	14

Total current assets	7,934

Property and equipment, net	302
Deferred income taxes	22

$8,258

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,006
Short term bank loans	3,005
Current portion of term loans	186
Accounts payable and accrued expenses	2,291
Due to stockholder	-
Due to affilliates	198
Income taxes payable	38

Total current liabilities	6,724

Term loans, net of current portion	368
Severance payable	85

Total liabilities	7,177

Commitments and contingencies

Minority interest	262

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive loss	(137)
Retained Earnings	872

Total stockholders' equity	819

$8,258
The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Three Months Ended
	March 31,
	2007	2006
Sales	1,857	$1,994
Cost of sales	1,399	1,394

Gross profit	458	600

Operating expenses:
Research and development expenses	169	70
Selling expenses	3	27
General and administrative	293	279

Total operating expenses	465	376

Income from operations	(7)	224

Other income (expense):
Interest expense, net	(91)	(87)

Income (loss) before provision for income taxes and minority interest	(98)	137

Provision for income taxes	37	56
Minority interest	(59)	18

Net income (loss)	(76)	63

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(14)	(16)

Comprehensive (loss) income	$(90)	$47

Basic net income (loss) per share	$(0.01)	$0.01

Basic weighted average common shares outstanding	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	(76)	$63
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	29	21
Minority interest	(54)	15
Gain on sale of property and equipment	-	-
Deferred income tax	-	-
Change in operating assets and liabilities:
Accounts receivable	351	43
Inventories	(141)	109
Prepaid expenses and other current assets	1	(286)
Accounts payable and accrued expenses	(447)	(309)
Income tax payable	40	-
Customer deposits	-	-

Net cash provided by (used in) operating activities	(297)	(344)

Cash flows from investing activities:
Purchase of property and equipment	(31)	(16)
Increase in due to affilliates	2	-
Increase in due to stockholder	(24)	2

Net cash used in investing activities	(53)	(14)

Cash flows from financing activities:
Increase in bank line of credit, net	(500)	344
Proceeds from long term debt	1,227	760
Repayment of long-term debt	(319)	(794)

Net cash (used in) provided by financing activities	409	311

Effects of exchange rates on cash	14	(16)

Increase (decrease) in cash	72	(63)
Cash, beginning of period	7	78

Cash, end of period	$79	$15

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$91	$34
Income taxes	$0	$51

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2007

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2006. The results of operations for three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

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
MARCH 31, 2007

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
MARCH 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for ATMI beginning on January 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.

NOTE 4 - PROVISION FOR INCOME TAXES -

The income tax expense for the three months ended March 31, 2007 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of it’s subsidiaries.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Overview

We were formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. and have filed two certificates of amendment changing our name to Opal Technologies, Inc. and then to Lapis Technologies, Inc. We conduct operations in Israel through our wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, of which we have a 73% equity interest. Enertec Electronics is a distributor of electronic components and products relating to power supplies, converters and related power conversion products and test equipment. Enertec Systems designs, develops and manufactures test systems, airborne, shipborne, and land electronic equipment, as well as various other military electronic products for manufacturers of defense systems in accordance with their specifications.

Liquidity and Capital Resources

As of March 31, 2007 our cash balance was $79,000 as compared to $15,000 at March 31, 2006. Total current assets at March 31, 2007 were $7,934,000 as compared to $6,672,000 at March 31, 2006. The increase in current assets is mainly due to the increase in accounts receivables and inventories.

Our accounts receivable at March 31, 2007 was $4,326,000 as compared to $3,669,000 at March 31, 2006. The change in accounts receivable is primarily due to the decrease in USD/Shekel exchange rate since the accounts receivable are in Shekels. The USD/Shekel exchange rate decreased by 10.9% from 4.665 as of March 2006 to 4,155 as of March 2007.

As of March 31, 2007 our working capital was $1,210,000 as compared to $1,742,000 at March 31, 2006. The decrease in working capital is mainly due to increase of short term loans and decrease of long term loans and decrease in prepaid expenses and other current assets.

The current portion of long-term debt at March 31, 2007 was $186,000 compared to $358,000 as of March 31, 2006.

At March 31, 2007 our total bank debt was $4,565,000 as opposed to $3,616,000 at the end of March 31, 2006. These funds were borrowed as follows: $3,191,000 which includes the current portion of long term debt, as various short term bank loans due through 2007, $368,000 of long-term debt due through March 2010 and $1,006,000_using our bank lines of credit. As a result we increased the amount borrowed for the three-months ended March 31, 2007 by $ 949,000.The increase in bank debt is mainly due to the increase in accounts receivable and the decrease in USD/Shekel exchange rate since the loans are in Shekels. The USD/Shekel exchange rate decreased by 10.9% from 4.665 as of March 2006 to 4,155 as of March 2007.

There are no other lines of credit available to refinance our short term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short term loans. As of March 31, 2007 we are current with all of our bank debt and compliant with all the terms of our bank debt.

Financings

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues for the three months ended March 31, 2007 were $1,857,000 as compared to $1,994,000 for the three months ended March 31, 2006. This represents a decrease of $137,000 or 6.9% comparing the two periods. The decrease in revenue for the three months ended March 31, 2007 is primarily the result of focusing on several long term defense projects with scheduled deliveries during the years 2007-2009.

Gross profit decreased by $142,000 or 23.7%, to $458,000 for the three months ended March 31, 2007 as compared to $600,000 for the three months ended March 31, 2006. The decrease in gross profit is primarily the result of decrease in the sales.

Gross profit as a percentage of sales for the three month ended March 31, 2007 was 24.7 % as compared to 30.1 % for the three month ended March 31, 2006. The decrease in gross profit as a percentage of sales is a result of increase in cost of sales due to our work done on the design of several long term orders for military products scheduled for deliveries during the next years.

For the three months ended March 31, 2007, Selling, General and Administrative expenses totaled $465,000. This was an increase of $ 89,000, or 23.7% as compared to the same period 2006. The increase in selling, general and administrative expenses is mainly a result of the increase in the R&D expenses.

For the three months ended March 31, 2007, Research and Development expenses increased to $169,000 as compared to $70,000 for the three months ended March 31, 2006. This represents an increase $99,000 or 141.4 % comparing the two periods. The increase in R&D expenses for the three months ended March 31, 2007 is primarily the result of our continuous strategic move to develop new technologies for defense products, in particular simulators for ballistic missiles.,

Interest expense was $91,000 and $87,000 for the three months ended March 31, 2007 and 2006, respectively. This was an increase of $4,000 or 4.6%. The main reason for this increase was the increase in total bank debt.

Our net loss was $76,000 for the three months ended March 31, 2007 compared to a net income of $63,000 for the three months ended March 31, 2006. The decrease in profitability for the three months ended March 31, 2007 was due to the decrease of $142,000 in the gross profit, an increase of $99,000 in Research & Development expenses partly compensated by a decrease of $ 77,000 in the minority interest.

At March 31, 2007, we had two customers that accounted for approximately 58% of accounts receivable. For the three-month periods ended March 31, 2007 and 2006, approximately 56.8% and 59.2% of our sales were to two customers, respectively.

Off Balance Sheet Arrangements

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

 Research and Development Costs - Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist mainly of salaries. Research and development cost for the 3 months ended March 31, 2007 and 2006 were approximately $169,000 and $70,000, respectively.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at March 2007 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at March 2007. The carrying value of the long-term debt approximate fair value at March 2007 based upon debt terms available for companies under similar terms.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: May 14, 2007	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer

Date: May 14, 2007	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer and
Principal Accounting Officer