Form 10QSB
period 2007-06-30
LAPIS TECHNOLOGIES INC
filed 2007-08-13
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

LAPIS TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0016420 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2007, the issuer had 6,483,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

June 30,
2007
ASSETS

Current Assets:
Cash and cash equivalents	$80
Accounts receivable	3,735
Inventories	3,539
Prepaid expenses and other current assets	439
Due from stockholder	31

Total current assets	7,824

Property and equipment, net	282
Deferred income taxes	21

$8,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,137
Short term bank loans	2,944
Current portion of term loans	181
Accounts payable and accrued expenses	2,270
Due to stockholder	-
Due to affilliates	116
Income taxes payable	-

Total current liabilities	6,648

Term loans, net of current portion	314
Severance payable	83

Total liabilities	7,045

Commitments and contingencies

Minority interest	362

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive loss	(142)
Retained Earnings	778

Total stockholders' equity	720

$8,127

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Six Months Ended
	June 30,
	2007	2006
Sales	$4,134	$3,627
Cost of sales	3,192	2,434

Gross profit	942	1,193

Operating expenses:
Research and development expenses	199	114
Selling expenses	127	65
General and administrative	643	563

Total operating expenses	969	742

Income from operations	(27)	451

Other income (expense):
Other income	-	9
Interest expense, net	(195)	(175)

Income (loss) before provision for income taxes and minority interest	(222)	285

Provision for income taxes	-	83
Minority interest	(52)	(28)

Net income (loss)	(170)	174

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(9)	59

Comprehensive (loss) income	$(179)	$233

Basic net income (loss) per share	$(0.03)	$0.03

Basic weighted average common shares outstanding	6,483,000	6,483,000

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$(170)	$174
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	48	39
Minority interest	(52)	37
Gain on sale of property and equipment	-	(9)
Deferred income tax	1	-
Change in operating assets and liabilities:
Accounts receivable	942	299
Inventories	(570)	(213)
Prepaid expenses and other current assets	(33)	(237)
Accounts payable and accrued expenses	(460)	(613)
Income tax payable	(2)	-
Severence payable	(1)	2
Customer deposits	-	-

Net cash provided by (used in) operating activities	(297)	(521)

Cash flows from investing activities:
Proceeds from the sale of property & equipment	-	70
Purchase of property and equipment	(31)	(101)
Increase in due to affilliates	(80)	34
Increase in due to stockholder	(41)	3

Net cash used in investing activities	(152)	6

Cash flows from financing activities:
Increase in bank line of credit, net	(352)	(286)
Proceeds from long term debt	3,807	2,338
Repayment of long-term debt	(2,937)	(1,655)

Net cash (used in) provided by financing activities	518	397

Effects of exchange rates on cash	4	42

Increase (decrease) in cash	73	(76)
Cash, beginning of period	7	78

Cash, end of period	$80	$2

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$195	$175
Income taxes	$17	$80

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
JUNE 30, 2007

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2006. The results of operations for six and three months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

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
JUNE 30, 2007

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
JUNE 30, 2007

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

NOTE 4 - PROVISION FOR INCOME TAXES -

The income tax expense for the six and three months ended June 30, 2007 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its subsidiaries.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors," included in our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 30, 2007.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

We were formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. and have filed two certificates of amendment changing our name to Opal Technologies, Inc. and then to Lapis Technologies, Inc. We conduct operations in Israel through our wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, of which we have a 73% equity interest. Enertec Electronics is a distributor of electronic components and products relating to power supplies, converters and related power conversion products. Enertec Systems designs, develops and manufactures test systems, airborne, shipborne and land electronic equipment, as well as various other military electronic products for manufacturers of defense systems in accordance with their specifications.

Liquidity and Capital Resources

As of June 30,2007 our cash balance was $80,000 as compared to $2,000 at June 30, 2006. Total current assets at June 30, 2007 were $7,824,000 as compared to $6,676,000 at June 30, 2006. The increase in current assets is mainly due to an increase in receivables and inventory.

Our accounts receivable at June 30, 2007 was $3,735,000, as compared to $3,413,000 at June 30, 2006. This change in accounts receivable is primarily due to increase in sales

As of June 30, 2007 our working capital was $1,176,000 as compared to $ 1,893,000 at June 30, 2006. The decrease in the working capital is due primarily to an increase in accounts payable due to an increase in our receivables and inventory.

The current portion of our short-term loans at June 30, 2007 totaled $181,000compared to $292,000 at June 30, 2006. Our total short-term loans amounted to $2,944,000 for the six-month period ended June 30, 2007 as compared to $1,751,000 at June 30, 2006.

As of June 30, 2007, our total bank debt was $ 4,576,000 as opposed to $ 3,747,000 at the end of June 30, 2006. These funds were borrowed as follows:

$3,125,000 which includes the current portion of long term debt, as various short term bank loans due through 2007, $ 314,000 of long term debt due through March 2010 and $ 1,137,000 using our bank lines of credit. As a result we increased the amount borrowed for the six months ended June 30, 2007 by $ 829,000 as compared to the same period of 2006. The increase in bank debt is mainly due to the increase in accounts receivables and the decrease in USD/Shekel exchange rate since the loans are in shekels. The USD/Shekel exchange rate decreased by 4.3% from 4.44 as of June 30, 2006 to 4.249 as of June 30 2007.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of June 30, 2007, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Revenues for the three and six months ended June 30, 2007 were $ 2,277,000_and $ 4,134,000_respectively, as compared to $1,633,000 and $3,627,000 for the three and six months ended June 30, 2006, respectively. This represents an increase of $644,000, or 39.4 % for the quarter ended June 30, 2007 and an increase of $ 507,000, or 14%, for the six months ended June 30, 2007, when compared to the same periods of 2006. The increase of 14 % in revenues for the six months ended June 2007 versus the same period for the prior year is mainly a result of the increase in sales during the 2'nd quarter of 2007 as compared to the same period 2006The increase of 39.4 % in revenues for the three-months ended June 30, 2007 as compared to the same period of 2006 is mainly due to the deliveries of several long term projects started during 2006 and the decrease in USD/Shekel exchange rate since the sales are in shekels. The average USD/Shekel exchange rate decreased by 9.6 % from 4.5895 for the six months period ended June 2006 to 4.150 for the period ended June 2007.

Gross profit totaled approximately $ 484,000 for the quarter ended June 30, 2007 and $ 942,000 for the six months June 30, 2007. For the three and six months ended June 30, 2006, gross profit totaled $593,000 and $1,193,000, respectively. Comparing the three-month period ended June 30, 2007 to the same period of 2006, gross profit decreased by approximately $ 109,000, or 18.4%. For the six-month period ended June 30, 2007, gross profit decreased approximately $ 251,000, or 21.0%, compared to the same period of 2006. The decrease in gross profits is primarily due to the increase in cost of sales at higher percentage than the increase in sales.

At Enertec Systems the increase in cost of sales is primarily due to the focus during the last quarters on several new technologies projects with higher tooling cost, resulting in lower profit margins on the short term as well as a result of the increase in work in process and the increase in wages of the engineers and programmers as a consequence of the high demand for highly skilled engineers and programmers by the local high-tech industries.

At Enertec Electronics the lower profit margin is due to the increased competition in the local market and the need to compete with the continuously increasing volume of outsourcing to the far east.

Gross profit as a percentage of sales was 21.3 % for the three-month period ended June 30, 2007 as compared to 36.3% for the same period of 2006 and for the six-month period ended June 30, 2007, was 22.8 % as compared to 32.9% for the same period of 2006.

The decrease in gross profit as a percentage of sales is a result of the increase in the cost of sales and lower profit margins.

For the three months and six months ended June 30, 2007, operating expenses totaled $ 504,000 and $ 969,000, respectively. This was an increase of $ 138,000 (37.7%) and $ 227,000 (30.6%) when compared to the three and six-month periods ended June 30, 2006. The increase in operating expenses for the six-month period as compared to the same period of 2006 is attributable mainly to the increase in research and development, selling and General & Administrative expenses.

Selling expenses increased by $ 86,000 and $62,000 for the three months and six months period ended June 30, 2007 as compared to the same period in 2006. The increase in selling expenses is due mainly to our increased marketing efforts, in particular in the second quarter of 2007, in order to maintain our market share in the commercial field which became much more competitive during the last year.

The General & Administrative expenses increased by $ 66,000 and $80,000 for the three months and six months period ended June 30,2007 as compared to the same period in 2006. The increase is mainly due to increase in the legal & consulting fees and the decrease in the USD/Shekel exchange rate since the G&A expenses are in Shekels.

Our net loss was $ 94,000 in the three months ended June 30, 2007 and $ 170,000 in the six months ended June 30, 2007. This compares to net income of $111,000 in the three months ended June 30, 2006 and $ 174,000 in the six months ended June 30, 2006. This represents a decrease in net income of $ 205,000, or 184.7%, comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, and a decrease in net income of $ 344,000, or 197.7%, comparing the six months ended June 30, 2007 to the six months ended June 30, 2006..The decrease in the profitability for the three-month period ended June 30, 2007 and the six month period ending June 30, 2007 was mainly due to the decrease in the gross profit and the increase in the operating expenses.

As of June 30, 2007, we had 2 customers that accounted for approximately 59.9% of the accounts receivable. For the six months ended June 30, 2007, approximately 54.2% of our sales were to 2 customers.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and six months ended June 30, 2007 were $ 30,000 and $ 199,000, respectively. Research and development costs for the three and six months ended June 30, 2006 were $44,000 and $114,000, respectively.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three and six months ended June 30, 2007 revenue relating to service contracts was less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at June 30, 2007 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at June 30, 2007. The carrying value of the long-term debt approximate fair value at June 30, 2007 based upon debt terms available for companies under similar terms.

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

PART II
Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

LAPIS TECHNOLOGIES, INC.

Date: August 13, 2007	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer, President and Chairman of the Board

Date: August 13, 2007	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer, Chief Accounting Officer and Director