Form 10QSB
period 2007-09-30
LAPIS TECHNOLOGIES INC
filed 2007-11-13
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

LAPIS TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0016420 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2007, the issuer had 6,483,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

ASSETS
September 30,
2007
Current Assets:
Cash and cash equivalents	$86
Accounts receivable	4,285
Inventories	4,141
Prepaid expenses and other current assets	371

Total current assets	8,883

Property and equipment, net	277
Deferred income taxes	23

$9,183

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,294
Short term bank loans	2,935
Current portion of term loans	192
Accounts payable and accrued expenses	2,617
Due to stockholder	180
Due to affilliates	96
Income taxes payable	-

Total current liabilities	7,314

Term loans, net of current portion	285
Severance payable	88

Total liabilities	7,687

Commitments and contingencies

Minority interest	434

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive loss	(140)
Retained Earnings	1,118

Total stockholders' equity	1,062

$9,183

The accompanying notes are an integral part of these financial statments.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$6,372	$5,028	$2,238	1,401
Cost of sales	4,639	3,596	1,447	1,162

Gross profit	1,733	1,432	791	239

Operating expenses:
Research and development expenses	221	232	22	118
Selling expenses	151	73	24	8
General and administrative	948	905	305	342

Total operating expenses	1,320	1,210	351	468

Income from operations	413	222	440	(229)

Other income (expense):
Other income	-	6	-	(3)
Interest expense, net	(306)	(267)	(111)	(92)

Income before provision for income taxes and minority interest	107	(39)	329	(324)

Provision for income taxes	7	136	7	53
Minority interest	5	(24)	57	(52)

Net income(loss)	95	(151)	265	(325)

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	163	21	172	(38)

Comprehensive (loss) income	$258	$(130)	$437	$(363)

Basic net loss per share	$0.01	$(0.02)	$0.04	$(0.05)

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$58	$(151)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	92	69
Minority interest	20	(10)
Gain on sale of property and equipment	-	(10)
Deferred income tax	(1)	(1)
Change in operating assets and liabilities:
Accounts receivable	392	519
Inventories	(1,172)	(296)
Prepaid expenses and other current assets	35	(193)
Accounts payable and accrued expenses	(83)	(333)
Income tax payable	-	-
Customer deposits	-	-
Severance payable	4	4

Net cash provided by (used in) operating activities	(655)	(402)

Cash flows from investing activities:
Proceeds from the sale of property & equipment	-	68
Purchase of property and equipment	(70)	(123)
Increase in due from stockholder	170	4
(Increase) decrease in due from affiliates	(100)	36

Net cash used in investing activities	-	(15)

Cash flows from financing activities:
Increase in bank line of credit, net	(195)	(129)
Proceeds from long term debt	4,661	3,365
Repayment of long-term debt	(3,899)	(2,791)

Net cash (used in) provided by financing activities	567	445

Effects of exchange rates on cash	167	4

Increase (decrease) in cash	79	31
Cash, beginning of period	7	78

Cash, end of period	$86	$109

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$306	$175
Income taxes	$31	$80

The accompanying notes are an integral part of these financial statments.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
September 30, 2007

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2006. The results of operations for the nine, six and three months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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

NOTE 4 - PROVISION FOR INCOME TAXES -

The income tax expense for the nine, six and three months ended September 30, 2007 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its subsidiaries.

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

Overview

We were formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. and have filed two certificates of amendment changing our name to Opal Technologies, Inc. and then to Lapis Technologies, Inc. We conduct operations in Israel through our wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, of which we have a 73% equity interest. Enertec Electronics is a distributor of electronic components and products relating to power supplies, converters and related power conversion products. Enertec Systems designs, develops and manufactures airborne, shipborne and land military electronic equipment, automatic test systems as well as various other military electronic products for manufacturers of defense systems in accordance with their specifications.

Liquidity and Capital Resources

Our cash balance at September 30, 2007 has decreased compared to the cash balance at September 30, 2006, with cash and cash equivalents of $86,000 as of September 30, 2007 compared to $109,000 at September 30, 2006. Total current assets at September 30, 2007 were $8,883,000 as compared to $6,446,000 at September 30, 2006. The increase in current assets is mainly due to increase in accounts receivable and an increase in work in process inventory.

Our accounts receivable at September 30, 2007 was $4,285,000, as compared to $3,193,000 at September 30, 2006. This change in accounts receivable is primarily due to increase in sales.

As of September 30, 2007 our working capital was $1,569,000 as compared to $1,286,000 at September 30, 2006. The increase in the working capital is primarily due to a greater increase in work in process and accounts receivable relative to the increase in accounts payable and the increase in banks debt.

The current portion of our short-term loans at September 30, 2007 totaled $192,000 compared to $179,000 at September 30, 2006. Our total short-term loans amounted to $2,935,000 for the nine-month period ended September 30, 2006 as compared to $1,957,000 at September 30, 2006.

As of September 30, 2007, our total bank debt was $4,706,000 as opposed to $3,761,000 at the end of September 30, 2006. These funds were borrowed as follows; $3,127,000 which includes the current portion of long term debt, as various short term bank loans due through 2007, $ 285,000 of long term debt due through March 2010, and $ 1,294,000 using our bank lines of credit. As a result we increased the amount borrowed for the nine months ended September 30, 2007 by $945,000 as compared to the same period of 2006.

The increase in bank debt is mainly due to the increase in accounts receivables and the decrease in USD/Shekel exchange rate since the loans are in shekels. The USD/Shekel exchange rate decreased by 6.7% from 4.302 as of September 30, 2006 to 4.013 as of September 30, 2007.

As of September 30, 2007, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Revenues for the three and nine months ended September 30, 2007 were $2,238,000 and $6,372,000 respectively, as compared to $1,401,000 and $5,028,000 for the three and nine months ended September 30, 2006, respectively. This represents an increase of $837,000, or 59.7% for the quarter ended September 30, 2007 and an increase of $1,344,000, or 26.7%, for the nine months ended September 30, 2007, when compared to the same periods of 2006.

The increase of 26.7% in revenues for the nine months ended September 2007 versus the same period for the prior year is mainly a result of the increase in sales during the second and third quarters of 2007 as compared to the same period of 2006.

During this period we have started to deliver to our customers several new military products introduced during 2006 which are implemented by our customers into long term defense programs. The first prototypes of these products have completed the qualification tests programs and we have started to produce them in higher volume on our production lines.

The decrease in USD/Shekel exchange rate affects our business since the sales are in shekels. The average USD/Shekel decreased by 8% from 4.522 for the nine month period ended September 2006 to 4.163 for the nine month period ended September 2007.

The increase of $837,000 (59.7%) in revenues for the three-months ended September 30, 2007 as compared to the same period of 2006 is mainly a result of an increased number of products, part of our long term projects, started to be manufactured in higher quantities on the production lines, following the first units and prototypes made by the different engineering groups.

Gross profit totaled approximately $791,000 for the quarter ended September 30, 2007 and $1,733,000 for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, gross profit totaled $239,000 and $1,432,000, respectively.

Comparing the three-month period ended September 30, 2007 to the same period of 2006, gross profit increased by approximately $552,000, or 231%. For the nine-month period ended September 30, 2007, gross profit increased approximately $301,000, or 21%, compared to the same period of 2006. The increase in gross profits for the nine month period as compared to the same period of 2006 is primarily due to the increase in sales.

Gross profit as a percentage of sales was 35.3% for the three-month period ended September 30, 2007 as compared to 17.1 % for the same period of 2006 and for the nine-month period ended September 30, 2007, was 27.2% as compared to 28.5% for the same period of 2006.

The increase in gross profit as a percentage of sales for the three-month period ended September 30, 2007 as compared to the same period of 2006 is a result of:

1. The gross profit as a percentage of sales for the three-month period ended September 30, 2006 was in particularly low mainly as a result of focusing on the delivery of first prototypes of several new products in the third quarter of 2006.The cost of a prototype includes high costs of development and tooling, resulting in a low profit margin.

2. The gross profit as a percentage of sales for the three-month period ended September 30, 2007 was in particularly high mainly as a result of focusing on the delivery of an increased number of serial products with higher profit margin and less prototypes with low profit margin.

3. The decrease in gross profit as a percentage of sales for the nine month period ended September 30, 2007 to the same period of 2006 is a result of increased cost of sales at Enertec Electronics due to the increased competition in the local market.

Total operating expenses are comprised of selling, general and administrative expenses and Research & Development. For the three months and nine months ended September 30, 2007, operating expenses totaled $351,000 and $1,320,000, respectively. This was a decrease of $117,000 (25%) when compared to the three month period and an increase of $110,000 (9.1%) compared to the nine-month periods ended September 30, 2006. The increase in operating expenses for the nine-month period as compared to the same period of 2006 is attributable mainly to the increase in selling expenses due to our increased marketing efforts, in particular in the second quarter of 2007, in order to maintain our position in the much more competitive environment during the last year and the decrease in USD/Shekel exchange rate since the operating expenses are in shekels. The average USD/Shekel decreased by 8% from 4.522b for the nine month period ended September 2006 to 4.163 for the nine month period ended September 2007.

The decrease in operating expenses for the three month period as compared to the same period of 2006 is attributable mainly to the decrease in Research & Development expenses of $96,000 and a decrease of about $37,000 in the General & Administrative expenses mainly due to the decrease in the cost of professional services, partly offset by an increase of about $ 16,000 in the selling expenses.

Our net income was $265,000 in the three months ended September 30, 2007 and $95,000 in the nine months ended September 30, 2007. This compares to a net loss of $325,000 in the three months ended September 30, 2006 and $151,000 in the nine months ended September 30, 2006.

This represents an increase in the net income by $590,000, or 182%, comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, and an increase in the net income by $246,000, or (163%), comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

The increase in the net income in the three-month period ended September 30, 2007 was mainly due to an increase of $552,000 in gross profit, a decrease of $117,000 in the total operating expenses, a decrease of $46,000 in provision for tax partly offset by and an increase of $109,000 in the minority interest.

For the nine month period ending September 30th 2007, the increase in the net income is mainly due to an increase of $301,000 in gross profit and a decrease of $129,000 in provision for tax, partly offset by an increase of $39,000 in interest expenses, an increase of $110,000 in operating expenses and an increase of $29,000 in the minority interest.

As of September 30, 2007, we had 2 customers that accounted for approximately 48.5% of the accounts receivable. For the nine months ended September 30, 2007, approximately 56.2% of our sales were to 2 customers.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and nine months ended September 30, 2007 were $22,000 and $221,000, respectively. Research and development costs for the three and nine months ended September 30, 2006 were $118,000 and $232,000, respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three and six months ended September 30, 2007 revenue relating to service contracts was less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at September 30, 2007 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at September 30, 2007. The carrying value of the long-term debt approximate fair value at September 30, 2007 based upon debt terms available for companies under similar terms.
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
UPDATE BELOW SECTION AS NECESSARY

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

LAPIS TECHNOLOGIES, INC.

Date: November 13, 2007	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer, President and Chairman of the Board

Date: November 13, 2007	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer, Chief Accounting Officer and Director