Form 10KSB
period 2007-12-31
LAPIS TECHNOLOGIES INC
filed 2008-03-31
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

 COMMISSION FILE NUMBER 333-100979

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
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $9,642,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average high and low price of such common equity as of March 28, 2008, was $1,296,600.

As of March 28, 2008, the issuer had 6,483,000 outstanding shares of Common Stock.

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

Our revenues are derived from two main sources, the military and the commercial markets. In the military market we, design, develop and manufacture test systems, airborne, shipborne, land electronic equipment and other various military systems, for military manufacturers in accordance with their specifications. Most of this military business is carried out by the majority owned subsidiary Enertec Systems. In the commercial market we market and distribute, power supplies and other electronic components manufactured by other manufacturers who engage us to distribute their products. This activity is carried out primarily by Enertec Electronics, a wholly owned subsidiary. We have entered into representative and distribution agreements with seven such manufacturers, four of which have been reduced to written contracts.

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

We are also a local Israeli distributor of power supply testing equipment. This includes DC and AC electronic loads, that is, equipment used for the testing of power supplies which utilize alternate current (AC) and direct current (DC) technology.

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

NEW PRODUCTS

ENERTEC SYSTEMS

Enertec Systems is focusing almost exclusively on the military arena, and entered into numerous new fields of military technology in addition to our "classic" ATE field of expertise.

During 2004-2007 we marketed a new line of ruggedized Command and Control mobile stations of modular architecture, allowing adaptation/customization to various applications for which we received orders for several sets in 2005. During 2006, we delivered several units for qualification and integration.

Over the last twelve months of 2005, we started selling ruggedized mission computers for combat vehicles. We have already delivered three different prototypes to I.A.I. (Israeli Aircraft Industry) who intends to replace their computers previously manufactured in-house and active in the field for many years with updated modern design models from a new outsourced supplier to fulfill IAI's need over the following 5-10 years. These first units that we delivered, have successfully passed all qualification and validation tests. As a result of the success of the first prototypes, in 2006 we have received new order for three new prototypes for three different products delivered during 2007. During 2008 we anticipate receiving additional orders of about 20-40 pcs for each of the three models to be delivered during 2009-2010.

We introduced in 2005 a new line of military grade Power Distribution Units for use in airborne, shipborne and ground applications. We have already received the first batch of orders generating about $800,000 in revenues. The first set was submitted to stringent electrical and environmental qualification tests scheduled for completion in the first quarter of 2007. Further units have been delivered during 2007 and new orders are expected for about 30-40 sets with deliveries over the next four years .

We introduced a new test system for the helicopter's flight computer and the other avionics units which generated an order for the first unit in 2004. This system was designed and built during 2005 and during 2006 we began the testing with the various units it will be integrated with. First orders have been delivered during 2007. We are expecting its successful launch to generate several follow up orders within the next twelve months of about 10-16 additional units for deliveries during 2008 and 2009.

During 2004 we also started to design a small airborne multiple-output power supply specially designed for attack payloads. It uses a proprietary technology that was developed in-house implementing a planar switching transformer which enables further miniaturization and a higher output power to size ratio. This new line has been well received by our customers, and the first samples has already passed the stringent military screening tests. As of the end of 2005 we received our first orders in the amount of $240,000 and part of this order has been delivered during the 4th quarter of 2005. .During 2006 have delivered about 100 pcs and received orders for about 200 pcs who have been delivered during 2007. During 2007 have received new orders for additional 200 units for delivery during 2008.

During 2005 we introduced a Laser system and driver for Airborne Targeting Pods utilizing laser designation of targets. This is a new entry into the field of high-tech, high accuracy and high power military lasers. Our innovative and unique design is based on a state of the art high-power laser diode which provides high accuracy and long range detection and tracking of targets. This project is a turn-key product from the initial electronic and mechanical design up to the production and delivery of the complete system. We have received an order for the first systems with a delivery date staggered over 2006 and 2007. The first prototypes have been delivered during 2006-2007 and following the successful qualification tests in 2007 have received new order for additional 25 pcs for delivery during 2008.

During 2005 we introduced a Ground Control System for airborne attack platforms. The system receives data from aircrafts and transmits it in real time. The design was based on an upgraded version of one of ours previous design already proven in the field. We received several orders in the amount of $240,000 and delivered them during 2006 followed by new order for about 20 more units with deliveries over 2008-2009.

By the end of 2005 we have introduced a Simulation and Test System for a highly classified defense project. This technologically complex design is being outsourced for the first time, and so was very tentative in progress, however we have already delivered the first batch in December of 2005 resulting in revenues of about $1,250,000 with a record lead-time of 3 months. During 2006 we received an additional order of about $ 1,000,000 which has also been delivered. As a result of our success we expect new orders of about same size each during the following years.

During 2006-2007 we introduced several new products:

A Generic Test and Validation System for new anti-tank missiles. This system incorporates state of the art hardware and software designs and is used for the tests and validation of about 30 different modules of the missile. The first systems were ordered in the amount of about $1.4 Million dollars with scheduled delivery of the first unit during 2008. During 2006 have received additional order of about $ 300,000 for the implementation of upgrades with scheduled delivery on 2008. This test system for anti-tank missiles could generate orders for a couple of units a year for approximately the next ten years.

 A Control System for airborne attack platforms for naval application. The system receives data from aircrafts and transmits it in real time. The design was based on upgraded versions of previous designs already proven in the field. Have already received first order for several units scheduled for delivery during 2008. On 2007 have received a new order from a new customer for delivery during 2008-2010.

Generic System for Simulation and Test of multiple stage missiles. This very complex high technology system simulates each stage of the missile and performs a comprehensive suite of test. The first order for the design was received during 2006, generating revenues of several hundreds of dollars. During 2008 we expect to deliver the first two systems and expect to receive new orders for additional two systems with scheduled delivery over the next four years.

During 2007 have introduced a new Generic ATE System based on VXI technology for testing air-to-air missiles. First order has already been received for 15 units which will generate revenues of about $ 2 mill over the following years. We expect to complete the first prototype by the end of 2008 and start deliveries during 2009.

ENERTEC ELECTRONICS

During 2004, we completed UL safety approvals for a new custom-made power supply. It is implemented in a series of modems for fast network access of data and voice over the IP network. In 2005, 1500 units were ordered, 2,000 units were ordered during 2006 and 900 units during 2007.

We introduced the first samples of DC/DC converters for military CDU (Command Display Units) in the fourth quarter of 2004. These samples were followed with orders for 1500 pcs which were delivered over the course of 2005, for 1700 pcs delivered during 2006 and for 1000 pcs delivered during 2007.

During 2004 we entered into a new arena of customized power supplies for fast data networking systems. We customized compact PCI power supplies and received orders for 200 units. This successful launch resulted in more than 200 units in follow-up orders in 2005, 100 pcs during 2006 and 100 pcs during 2007.

During 2005 we introduced several new products with long expected lifecycles, which are described below:

A compact, and economical optimized cost/performance redundant power supply for data communication application. The first samples were delivered during 2005 and have already resulted in a follow up order for 800 units delivered over 2007.

We introduced a customized external power supply for military note-book computers which will be installed by our customers to the US military within the army, navy, air-force etc. The first 25 power supplies have already been delivered and successfully passed all the stringent military qualification tests, followed by orders for additional 260 pcs during 2006 and 800 pcs during 2007.

In 2006, we introduced a new multiple output customized power supply for outdoor wireless application and have submitted for UL safety approvals. Upon receiving this approval orders for 800 units have been received during 2007.

We have introduced a new medical grade 250W power supply and already received the first order for samples from a big manufacturer of medical equipment. This project is still in the initial design phase at our customer.

We have introduced a new line of 150W dc/dc military converters and have received orders for first 75 units from four different manufacturers of defense systems during 2006 and additional 40 units during 2007.

During 2007 have not been able to introduce any additional new products. We concentrated our efforts on the implementation of the products previously introduced and the maintaining of the relationships with our strategic partners.

MARKETING STRATEGIES

We market our products to a diverse group of manufacturers of electronic equipment. Our products serve the various needs of local Israeli manufacturers of electronic systems in the following fields:

•	Military

•	Telecommunications;

•	Medical;

•	Industrial.

We currently sell only to Israeli companies that, in turn, incorporate our components into their products for resale to the global markets. However in the future we anticipate creating some kind of platform to market Enertec Systems' products to U.S. companies as well as creating a manufacturing base within the United States so as to benefit from U.S. government dollars directed to Israel's military aid with the condition of being spent on U.S manufactured products. Currently we advertise in the local Israeli technical magazines and participate in electronic seminars, exhibitions and shows four to six times a year. A substantial part of the business is from our existing customers. Many companies have engaged us from the inception of their new programs, and have implemented our custom designed solutions. Many of our customers rely on us for technical services, products and support, and consider us to be their own "power supply department" and "ATE systems department". Since 2004 we have been a "systems house" of military systems, making turn-key projects from design to production on behalf of our customers.

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

Over the next 24 months, we plan on continuing our aggressive marketing efforts. Part of our success within Enertec Systems has been to anticipate the needs of our clients, invest in R&D and to start working on products that we believe they will need thus gaining an edge on our competition in our time to market. Furthermore, by having our ear close to the ground, we have been able to identify those of our clients and potential clients that look poised to get the big orders and focus our attention on gaining a foothold within that client. When successful, this strategy enables us to benefit from the large order flow that they receive both in terms of the typical products they would expect us to produce for them as well as the more sophisticated products that they might not expect that we are then in the perfect position to offer to them, especially if they are inundated with business we are able to step in and ease the burden of some of the non-core components as well as some of the core components.

By continuously diversifying into new and more complex products, Enertec Systems has been able to set itself apart from its competition. In 2006 and 2007, following the trend we started in 2004, we continued to increase our suite of custom products based on our proprietary design and technology. These products are core components of several long term military programs spearheaded by our customers, with expected purchase lifecycles over periods of up to 10 years.

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

The local market for outsourced custom designed military systems is above $500 million. We have just begun to penetrate parts of this market with products in the field of avionic systems, ruggedized control systems to name but a few. We are actively working to increase our product portfolio. During 2006 and 2007 have introduced several new military products implemented in high volume long term defense programs.

Since 2005, the local military market is improving significantly resulting in many new orders received which contributed to a backlog of military products totaling increasing from $ 4.5 million dollars. This trend continued through 2006 and 2007 resulting in a further increase in the backlog, which as of the year ended December 31, 2006 totaled $6.182 Million dollars and $ 6,070 by the end of 2007.

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

Enertec Electronics

The worldwide market for high-tech, telecommunications, and Internet related products affects the Electronics Division's power supplies sales. The overall market started to improve, during 2005 resulting in an increase of sales of our customers to this sector and this trend continued during 2006-2007. Our stability is largely due to our diversified client base. We service clients in the telecommunications, industrial control, medical and the military core business sectors. In addition to this our sales force pays a significant amount of attention to our customer relationships, providing more opportunities to gain our foothold into a contract than our competition does. Furthermore we offer more customized power supplies than our competitors, which, we believe, makes it more difficult for our competitors to bid successfully on the same projects or replace our product down the road in production or for follow- on orders.

Enertec Electronics prospects are fully dependent on the electronics and electrical product industries in Israel. Although these sectors are seeing good growth, the industry is being affected by the strong trend of outsourcing. Many Israeli companies manufacture their initial quantities using power supplies purchased locally from suppliers such as Enertec Electronics. However, when volumes increase they move production overseas, especially to China, leaving the subcontractors to source the components locally. This trend affects the receiving of high volume orders from our customers.

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

By the end of 2006 Rafael accounted for 32.1% of our total sales and by the end of 2007 accounted for 39.6% of our total sales.

In 2004 Israeli Aircraft Industry (IAI) accounted for approximately 18% of our sales. During 2005 IAI started to design and manufacture a range of new products for which we have been asked to provide Test Equipment, Simulators and Support Systems We have received several new orders for the first units delivered during 2006 and have worked on a large number of new proposals which have resulted in an increase of our sales to IAI's as a percentage of our total sales to 24.3% in 2006 and 21% in 2007.

The rest of our sales are pretty much evenly spread between our other main customers: Elbit, El-Op and Tadiran Spectralink, at the military field and a very large number of customers at the commercial field.

BACKLOG

As of December 31, 2007, we had a backlog of orders for our products and services in the amount of approximately $6,766,000 as compared to a backlog of approximately $6,917,000 as of December 31, 2006. The decrease of approximately 2% in the backlog as of December 31 2007 compared to December 31 2006 is mainly due to some new orders at Enertec Systems being postponed from the end of year 2007 to the first quarter of the year 2008 combined with a higher than usual deliveries during Dec 2007 .

The orders included in the December 31, 2007 backlog figure are as follows:

Enertec Systems

$2,867,480	representing airborne power supplies, laser systems, flight computers and test systems for avionics and military systems
$2,912,430	representing test systems for IAI missiles and avionic systems
$35,000	representing airborne power supplies and test systems for infra-red payloads
$136,500	representing data link test equipment.
$216,000	representing medical systems
$6,068,600	TOTAL backlog for Enertec Systems

Enertec Electronics

$698.000
This figure includes a variety of orders for commercial, telecom, medical, industrial and military off- the-shelf power supplies as well as several orders for standard test equipment for both the commercial and military industry.

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

ENERTEC ELECTRONICS

We face intense competition within Enertec Electronics from the existing local manufacturers and distributors of electronic components and products. Presently, several competing companies that have greater resources than we do, such as financial, operational, sales, marketing, and research and development resources, are actively engaged in the manufacture and distribution of power supplies and power supply testing equipment. Our main competitors include Advice Electronics Ltd.,EDCO,Nemic Lambda,Dan-El, Bruno International, Appletec Ltd., Migvan Technologies Ltd., Boran Technologies Ltd., Telkoor Power Supplies Ltd., Nisko and Horizon Electronics Ltd.

However, we have been able to compete effectively with these companies for the following reasons:
• The power supplies we distribute are good quality, economically priced , and are backed by a good level of technical engineers, who have an understanding of our customer's requirements, allowing us to provide cost-effective solutions.

• We have comprehensive experience in power supply test equipment , which enables our sales people to propose the most cost-effective testing solutions

• We maintain a strong technical team that provides solutions to our customers' needs within our target niche.
• Our products are sold in diversified activity fields, namely commercial, industrial, military and medical .

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

EMPLOYEES

As of December 31, 2007, Enertec Electronics had 11 employees and Enertec Systems had 59 employees. All key technical employees must sign a two-year confidentiality agreement and a two-year non-compete agreement, which prohibits our employees, if they cease working for us, from directly competing with us or working for our competitors. However, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, such as the secrecy of a company's confidential commercial information or its intellectual property. We may not be able to demonstrate that harm would be caused to us, and therefore, may be unable to prevent our competitors from hiring and benefiting from the expertise of our former employees. None of our employees are subject to a collective bargaining agreement. We do not employ any supplemental benefits or incentive arrangements for our officers or employees. All of our employees are full-time. Management considers its employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and Development costs totaled approximately $244,000 and $399,000 for the twelve months ended December 31, 2007 and 2006, respectively, which equates to approximately 2.5 % and 5.1% of revenues, respectively, for both periods. These expenditures have adequately satisfied our research and development requirements.

The decrease of our R&D expenditures as compared to 2006 is a result of allocating of larger percentage of our engineering resources to the task of making progress in the design of the long term projects and big military programs which incorporated the developed technologies, the result of the R&D spendings during 2005 and 2006.

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

SUBSEQUENT EVENT

On February 28, 2008, we entered into an agreement for the issue and sale of shares in Lapis Technologies, Inc. and the transfer of shares of Star Night Technologies Ltd. to us (the “Lapis SPA”), with Harry Mund, and Mordechai Solomon (the “Investor”). Mr. Mund is the Company’s chief executive officer, director, and majority stockholder. The Lapis SPA will close (subject to fulfillment or waiver of certain closing conditions or the waiver thereof prior to closing, as well as the performance of certain covenants by the parties that include, inter alia, the receipt of a fairness opinion) 21 days following the date on which an information statement on Schedule 14C under the Securities Exchange Act of 1934, as amended, is mailed to stockholders of the Company (the “Closing Date”), which closing shall occur concurrently with that of the Systems SPA (defined below) and the Electronics SPA (defined below). Pursuant to the Lapis SPA, we agreed to issue to the Investor, on the Closing Date, 75,129,500 shares of the Company’s common stock, representing 92% of the Company’s issued and outstanding shares on a fully diluted basis. The Investor agreed to transfer to the Company, on the Closing Date, 4,539,557 shares in Star Night Technologies Ltd., a company traded on the Tel Aviv Stock Exchange, held by the Investor in person.

In addition, pursuant to the Lapis SPA, the Investor agreed to grant to Mr. Mund an option (the “Mund Option”), exercisable by Mr. Mund in his sole discretion, to sell to the Investor, Mr. Mund’s 4,750,000 shares of the Company’s common stock (the “Option Shares”). The Mund Option will be exercisable during a period of 90 calendar days immediately following the first anniversary of the Closing Date (with respect to 50% of the Option Shares, at an exercise price of US $0.5434 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions) and/or the second anniversary of the Closing Date (with respect to all of the Option Shares, at an exercise price of US $0.6038 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). The Mund Option is subject to the aggregate value of the Option Shares being no higher than US $2,868,000, subject to certain adjustments, for a period of 65 consecutive calendar days commencing 120 days after the Closing Date (so long as Mr. Mund may sell his shares pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”)) during a period of 65 consecutive calendar days during a period of 24 months following the Closing Date.

In connection with the Lapis SPA, on February 28, 2008, our indirect wholly owned subsidiary, Enertec Management Ltd. (“Enertec Management”) (which we own through its direct wholly owned subsidiary Enertec Electronics Ltd.), entered into an agreement for the sale and purchase of Enertec Systems 2001 Ltd. (the “Systems SPA”), with Harry Mund, and S.D.S. (Star Defense Systems) Ltd., a company traded on the Tel Aviv Stock Exchange (“S.D.S.”) whose majority stockholder is Mordechai Solomon. The Systems SPA will close on the Closing Date concurrently with the Lapis SPA and the Electronics SPA (defined below). Pursuant to the Systems SPA, Etertec Management and Mr. Mund agreed to sell, and S.D.S. agreed to purchase, on the Closing Date, an aggregate of 251,000 shares of Enertec Systems 2001 Ltd. (“Enertec Systems”), representing all of the issued and outstanding capital stock of Enertec Systems, for an aggregate purchase price of US $1,500,000. The 251,000 shares to be sold pursuant to the Systems SPA represent 67,770 shares to be sold by Mr. Mund and 183,230 shares to be sold by Enertec Management.

In connection with the Lapis SPA and the Systems SPA, we also entered into, on February 28, 2008, an agreement with Mund Holdings Ltd., a company owned by Harry Mund (the “Electronics SPA”). The Electronics SPA will close on the Closing Date concurrently with the Lapis SPA and the Systems SPA. Pursuant to the Electronics SPA, we agreed to sell, and Mund Holdings Ltd. agreed to purchase, on the Closing Date, NIS (New Israeli Shekel) 100 divided into 100 shares of NIS 1 each, of Enertec Electronics Ltd. (“Enertec Electronics”), representing all of the issued and outstanding capital stock of Enertec Electronics, for a purchase price of US $250,000.

Our issuance of shares of common stock to Mr. Solomon under the Lapis SPA will be made pursuant to the exemption from registration requirements under Regulation D and/or Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). No form of general solicitation or general advertising was conducted in connection with the issuance. The certificates representing the shares will contain restrictive legends preventing the sale, transfer of such shares unless registered under the Securities Act or pursuant to an exemption therefrom. Mr. Mordechai is an “accredited investor” as defined under Regulation D and/or is not a “U.S. Person” as defined under Regulation S.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain plants in both Haifa and Carmiel. We have no plans to secure more space, as we believe both locations are suitable for our needs.

Our Haifa plant is 400 square meters and includes a production hall and management offices. We lease this property for $27,329 per annum from Mund Holding Limited, an entity wholly owned by our President and Chief Executive Officer, Harry Mund. We entered into this lease in January 2001. The Haifa plant houses the headquarters and accounting offices, the imports department, sales and administration employees, application engineers, and a service laboratory. This plant is suitable for our present and near future needs. There is enough space to accommodate an additional two to four sales engineers, if needed. This space is also used to sell standard power supplies products.

Our Carmiel plant is 800 square meters and also includes a production hall, with a research and development and engineering facility for our Systems Division. The Carmiel property is leased at $37,485 per annum. We use the Carmiel plant for manufacturing. It houses engineers, software programmers, electronic hardware designers, mechanical designers, and electronic and mechanical assembly personnel. It consists of office rooms for one to three people, and contains one room for electronics assembly, one for mechanical assembly, and two for final testing of finished products. The Systems Division manufactures its customized products in this facility, and accordingly, it is not a plant for high volume production. It is located in the Carmiel industrial area, and is in close proximity to many of our Systems Division clients. Every engineer has individual workstations, which contain computers that are inter-connected by our own local network for fast communication. The plant has been updated to satisfy all our present and near future needs. In this facility, there is space for five additional offices, which would accommodate approximately 15 more people, and the existing assembly rooms could accommodate eight to ten additional workers.

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

	Fiscal 2007		Fiscal 2006
Fiscal Quarter	High	Low	High	Low
First Quarter Ended March 31	$1.11	$1.01	$1.11	$1.01
Second Quarter Ended June 30	$1.10	$1.10	$1.11	$1.01
Third Quarter Ended September 30	$1.10	$.80	$1.11	$1.01
Fourth Quarter Ended December 31	$.85	$.20	$1.11	$1.01

HOLDERS

As of March 27, 2008, we had 6,483,000 shares of common stock outstanding and such shares were held by approximately 43 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2007 we did not issue any securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at Dec 31, 2007 has increased compared to the cash balance at Dec 21,2006. As of December 31, 2007, our cash balance was $ 133,000 as compared to $7,000 at December 31, 2006.Total current assets at December 31, 2007 were $ 9,450,000 as compared to $8,047,000 at December 31, 2006. The increase in current assets is mainly due to the increase in accounts receivables and the increase in inventories.

Our accounts receivable at December 31, 2007 was $ 5,414,000 as compared to $4,667,000 at December 31, 2006. This increase is attributable to an increase in sales of $ 1,803,000 in 2007 as compared to the sales of 2006, and the decrease in USD/Shekel exchange rate since the receivables are in Shekels. The USD/shekel exchange rates decreased by 9% from 4.225 as of Dec 2006 to 3.846 as of Dec 2007.

As of December 31, 2007 our working capital was $ 1,715,000 as compared to $1,310,000 at December 31, 2006. The increase in the working capital is mainly due to the decrease in accounts payable.

Bank Leumi and Bank Hapoalim have extended us a combined total bank debt of $5,716,000 in 2007 as opposed to $ 4,139,000 at December 31,2006. This debt is made up of a number of different components: short-term debt, long-term debt and in the form of lines of credit, which we use from time to time to satisfy our temporary cash flow needs. Bank Leumi has provided us with $4,203,000of total debt based on our pledge of $ 3,200,000 of our working capital and customers' receivables due from Israeli Aircraft Industry and Rafael and $1,203,000 by the pledge of some of the financial assets of our president, Harry Mund. Bank Hapoalim has provided us with $ 1,513,000 of total debt based on our pledging of $ 215,000 of our customers' receivables due from USR,Expand and DataSafe and $1,100,000 by the pledging of some of the financial assets of Mr. Mund. Mr. Mund has personally on deposit with our banks, monies in excess of $1,500,000 which he has pledged as collateral against our bank debt.

The current portion of our term loans at December 31, 2007 consisted of $200,000 as compared to $271,000 at December 31, 2006. Our total short-term loans consisted of $ 3,907,000 of short-term loans and $200,000 of current portion of long-term debt broken down as follows:

$1,184,000 due January 2008, $180,000 due March 2008, $129,000 due April 2008, $848,000 due June 2008, $335,000 due July 2008, $523,000 due October 2008, $547,000 due November 2008, $361,000 due December 2008.

At December 31, 2007, our total bank debt was $ 5,716,000 as opposed to $4,139,000 at December 31, 2006. These funds were borrowed as follows:

$ 4,107,000 which includes the current portion of long term debt, as various short term bank loans due through 2008, $247,000 of long-term debt due through March 2010 and $ 1,362,000 borrowed using our bank lines of credit. As a result, we increased the amount borrowed for the year ended December 31, 2007 by $1,577,000 from $ 4,139,000. The increase in bank debt is mainly due to the increase in accounts receivable, the financing of the increase in work in process and the decrease in USD/Shekel exchange rate since the loans are in Shekels. The USD/shekel exchange rates decreased by 9% from 4.225 as of Dec 2006 to 3.846 as of Dec 2007.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of December 31, 2006 we are current with all of our bank debt and compliant with all the terms of our bank debt.

At December 31, 2007, the Company had receivables from Mr. Mund, our Chief Executive Officer and President, in the amount of $49,000 as compared to $6,000 receivables Mr. Mund had from the Company at December 31, 2006 .

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
2006

For the fiscal year ended December 31, 2007 we had total revenue of $ 9,642,000 as compared to revenue of $ 7,839,000 for the fiscal year ended December 31, 2006. The increase in revenue of $ 1,803,000, or 23 % is mainly due to:

1. The increase in revenues of the military business as a consequence of :

1.1. The overall improvement of the military market resulting in an increase in sales to this sector.

1.2. Several military projects for which we have received orders during previous years entered production stage resulting in higher number of units delivered to the customers.

2. The decrease in USD/Shekel exchange rate, since part of the sales are Shekel related: The average USD/shekel exchange rates decreased by 7.8% from 4.456 the average as of 2006 to 4.108 the average as of 2007.

Gross profit totaled $ 2,538,000 for the fiscal year ended December 31, 2007 as compared to $2,163,000 for the fiscal year ended December 31, 2006, an increase of $375,000 or 17.3%. The increase in gross profit is mainly due to the increase in sales. Gross profit as a percentage of sales for the fiscal year ended December 31, 2007 was 26.3 % as compared to 27.6% for the fiscal year ended December 31, 2006. The decrease in gross profit as a percentage of sales is mainly due to the increase in the cost of sales due to the increase in wages of the technical staff as a consequence of the continuously increasing demand for highly qualified technical staff in the military industry sector. The wages are paid in Shekels, while a significant part of the revenues are in USD. During 2007 the USD/Shekel exchange rate has decreased significantly.

Total operating expenses are comprised of R&D costs, selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2007 and 2006 were $1,782,000 and $1,735,000 respectively, an increase of $ 47,000 or 2.7%. The increase in operating expenses is attributable to the following factors:

•
Decrease in R&D spending of $155,000; increased marketing and selling expenses of $83,000 as a result of our efforts to develop the market for our new products and an increase in G&A expenses of $119,000 mainly due to increased professional services expenses and the decrease in USD/Shekel exchange rate

We experienced a profit of $ 97,000 in the fiscal year ended December 31, 2007 compared to a loss of $ 115,000 in the fiscal year ended December 31, 2006. This increase in net income in the amount of $ 212,000 or 184.6 % is mainly due to the increase of $375,000 in gross profit and the decrease in minority interest of $ 31,000, partly offset by the increase in operating expenses of $ 47,000,increase in interest expenses of $ 41,000 and increase in provision for income taxes of $ 100,000 .

As detailed in this annual report, our business is comprised of Enertec Electronics which derives its revenues from the commercial arena and Enertec Systems, which derives its revenues from the military arena.

For the fiscal year ended December 31, 2007, Enertec Electronics' revenue, costs of sales and gross profits were $ 3,392,000, $ 2,640,000 and $ 752,000 respectively, and $3,262,000, $2,602,000, and $660,000 respectively for the fiscal year ended December 31, 2006. Revenue increased $ 130,000 or 4%. Costs of sales increased approximately by $ 38,000 or 1.5%. Gross profit increased by $ 92,000 or 13.8 % mainly due to the decrease in the average USD/Shekel exchange by 7.8% from 4.456 the average as of 2006 to 4.108 the average as of 2007 and lower cost of sales during 2007 since most of the sales have been repeat orders to our customers.

For the twelve months ended December 31, 2007, revenues, costs of sales and gross profits from Enertec Systems 2001 were $ 6,250,000, $4,464,000 and $ 1,786,000 respectively, and $ 4,577,000, $3,075,000 and $1,502,000 respectively for twelve months ended December 31, 2006. Revenue increased by $ 1,673,000 or 36.6 % as a result of the successful penetration to new customers with new products ,the entering into production stage of several products introduced during the previous years and the decrease of 7.8% in the USD/shekel exchange rates since part of the sales are Shekel related.

Cost of sales increased approximately $ 1,389,000 or 45.2 % mainly due to the increase in wages of the technical staff as a consequence of the continuously increasing demand for highly qualified technical staff in the military industry sector and the decrease of 7.8% in the average USD/Shekel exchange rate.

Gross Profit increased by $ 284,000 or 18.9 % mainly due to the increase in sales.

As of December 31, 2007, we had two customers that accounted for approximately 73.1% of accounts receivable. For the years ended December 31, 2007 and 2006, approximately 60.6 % and 48.7% of our sales were to two customers respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2007 and 2006 revenue relating to service contracts is less than one percent of net sales.

Research and Development Costs - Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist mainly of salaries. Research and development cost for the years ended December 31, 2007 and 2006 were approximately $ 244,000 and $ 399,000, respectively.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2007 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2007. The carrying value of the long-term debt approximate fair value at December 31, 2007 based upon debt terms available for companies under similar terms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 8B. OTHER INFORMATION.

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

Name	Age	Position
Harry Mund	60	Chairman of the Board, Chief Executive Officer,
		President and Secretary

Miron Markovitz	60	Director, Chief Financial Officer and Principal
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

DIRECTOR COMPENSATION:

During 2007, our directors did not receive any compensation for serving on our board.

SIGNIFICANT EMPLOYEES

The following is a brief description of the business experience of each of our significant employees:

ZVI AVNI, age 46, was the System Division Manager for our subsidiary, Enertec Electronics Limited, from February 1997 to January 2002. His responsibilities included the design and manufacture of automatic test systems. Mr. Avni has 18 years of experience with ATE systems for the military market and worked at Elbit Systems for 12 years as an ATE group leader. Since January 2002, Mr. Avni has worked for Enertec Systems 2001 Ltd., which is owned by Enertec Management Limited 73 % and Harry Mund (27%) and continues to be responsible for the design and manufacture of the Automatic Test Systems and military systems. Mr. Avni graduated from Haifa Technion Institute of Technology in 1982 and earned a degree as a Practical Electronic Engineer.

YAAKOV OLECH, age 58, has been employed by our subsidiary, Enertec Electronics Limited, since March 1991. Mr. Olech is head of our customer service electronic lab and technical support, providing after-sales customer support and repair services for products under warranty or by utilizing service contracts for repair of power supplies. He attended Radiotechnical Institute, Minsk, USSR from 1976 to 1979 and has earned a Master in Science in electronic engineering.

DR. ALEXANDER VELICHKO, age 61, has 28 years of experience as leading research and development engineer and head of the research and development group at several companies. From 1981 to 1990, he was a lecturer of electronics and automation at the Engineering Institute, Karatau, Kazahtan. From 1990 to 1999, Dr. Velichko was chief engineer of the Laboratory of Electronics and Automatization Karatau, Kazakhtan, responsible for development of compact analog/digital measurement devices. Since February 2000 he has been Enertec Electronics Limited's chief scientist and head of research and development. Dr Velichko is responsible for the design of custom-made power supplies. He earned a PhD in Automatic Control at the Moscow Institute of Mining, which he attended from 1964 to 1969, and earned a Master in Science at Tomsk Institute of Electronic Engineering.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2007 and 2006 for our principal executive officer. No executive officer other than Mr. Mund received total annual compensation in excess of $100,000, during fiscal 2007 and 2006.

Name and Principal Position	Year	Salary $	Bonus $ (3)	Stock Awards $	Option Awards $ (5)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $

Harry Mund	2007	$315,076	—	—	—	—	—	$21,473	*	$336,549
Chief Executive Officer and President	2006	$288,000	—		—	—	—	$38,000	*	$326,500

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 27, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) our executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The address for each of the below persons is c/o Enertec Electronics Limited, 27 Rechov Ha'Mapilim, Kiriat Ata, Israel, P.O. Box 497, Kiriat Motzkin 26104, Israel.

Name of Beneficial Owner	Number of Shares Beneficially Owned *	Percentage Ownership *
Harry Mund	4,750,000	73.3%
Miron Markovitz	9,000	* %
Zvi Avni	1,000,000	15.4%

All Directors and Executive Officers
as a Group (2 persons)	4,759,000	73.44%

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

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

During 2001, our subsidiary Enertec Electronics Limited sold a building to Mund Holding Limited, an entity wholly owned by Harry Mund, our Chief Executive Officer and President, for approximately $170,320. An independent appraiser and governmental body, The Capital Gains Authority, determined the sale price. The building was paid in part with cash in the amount of $93,245, and the balance by a non-interest bearing loan. There are no written agreements setting forth repayment terms. The parties have orally agreed that the amount outstanding is due on demand. As of December 31, 2007, the amount of the loan outstanding was $ 77,644

Enertec Electronics rents the building's office and manufacturing space from Mund Holding Limited for $29,860 annually for twenty-four months ending December 31, 2009.

On February 28, 2008, we entered into an agreement for the issue and sale of shares in Lapis Technologies, Inc. and the transfer of shares of Star Night Technologies Ltd. to us (the “Lapis SPA”), with Harry Mund, and Mordechai Solomon (the “Investor”). Mr. Mund is the Company’s chief executive officer, director, and majority stockholder. The Lapis SPA will close (subject to fulfillment or waiver of certain closing conditions or the waiver thereof prior to closing, as well as the performance of certain covenants by the parties that include inter alia, the receipt of a fairness opinion) 21 days following the date on which an information statement on Schedule 14C under the Securities Exchange Act of 1934, as amended, is mailed to stockholders of the Company (the “Closing Date”), which closing shall occur concurrently with that of the Systems SPA (defined below) and the Electronics SPA (defined below). Pursuant to the Lapis SPA, we agreed to issue to the Investor, on the Closing Date, 75,129,500 shares of the Company’s common stock, representing 92% of the Company’s issued and outstanding shares on a fully diluted basis. The Investor agreed to transfer to the Company, on the Closing Date, 4,539,557 shares in Star Night Technologies Ltd., a company traded on the Tel Aviv Stock Exchange, held by the Investor in person.

In addition, pursuant to the Lapis SPA, the Investor agreed to grant to Mr. Mund an option (the “Mund Option”), exercisable by Mr. Mund in his sole discretion, to sell to the Investor, Mr. Mund’s 4,750,000 shares of the Company’s common stock (the “Option Shares”). The Mund Option will be exercisable during a period of 90 calendar days immediately following the first anniversary of the Closing Date (with respect to 50% of the Option Shares, at an exercise price of US $0.5434 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions) and/or the second anniversary of the Closing Date (with respect to all of the Option Shares, at an exercise price of US $0.6038 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). The Mund Option is subject to the aggregate value of the Option Shares being no higher than US $2,868,000, subject to certain adjustments, for a period of 65 consecutive calendar days commencing 120 days after the Closing Date (so long as Mr. Mund may sell his shares pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”)) during a period of 65 consecutive calendar days during a period of 24 months following the Closing Date.

In connection with the Lapis SPA, on February 28, 2008, our indirect wholly owned subsidiary, Enertec Management Ltd. (“Enertec Management”) (which we own through its direct wholly owned subsidiary Enertec Electronics Ltd.), entered into an agreement for the sale and purchase of Enertec Systems 2001 Ltd. (the “Systems SPA”), with Harry Mund, and S.D.S. (Star Defense Systems) Ltd., a company traded on the Tel Aviv Stock Exchange (“S.D.S.”) whose majority stockholder is Mordechai Solomon. The Systems SPA will close on the Closing Date concurrently with the Lapis SPA and the Electronics SPA (defined below). Pursuant to the Systems SPA, Enertec Management and Mr. Mund agreed to sell, and S.D.S. agreed to purchase, on the Closing Date, an aggregate of 251,000 shares of Enertec Systems 2001 Ltd. (“Enerec Systems”), representing all of the issued and outstanding capital stock of Enertec Systems, for an aggregate purchase price of US $1,500,000. The 251,000 shares to be sold pursuant to the Systems SPA represent 67,770 shares to be sold by Mr. Mund and 183,230 shares to be sold by Enertec Management.

In connection with the Lapis SPA and the Systems SPA, we also entered into, on February 28, 2008, an agreement with Mund Holdings Ltd., a company owned by Harry Mund (the “Electronics SPA”). The Electronics SPA will close on the Closing Date concurrently with the Lapis SPA and the Systems SPA. Pursuant to the Electronics SPA, we agreed to sell, and Mund Holdings Ltd. agreed to purchase, on the Closing Date, NIS (New Israeli Shekel) 100 divided into 100 shares of NIS 1 each, of Etertec Electronics Ltd. (“Enertec Electronics”), representing all of the issued and outstanding capital stock of Enertec Electronics, for a purchase price of US $250,000.

Our issuance of shares of common stock to Mr. Solomon under the Lapis SPA will be made pursuant to the exemption from registration requirements under Regulation D and/or Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). No form of general solicitation or general advertising was conducted in connection with the issuance. The certificates representing the shares will contain restrictive legends preventing the sale, transfer of such shares unless registered under the Securities Act or pursuant to an exemption therefrom. Mr. Mordechai is an “accredited investor” as defined under Regulation D and/or is not a “U.S. Person” as defined under Regulation S.

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

10.2
Agreement for the Issue and Sale of Shares in Lapis Technologies, Inc. and the Transfer of Shares in Star Night Technologies, Ltd., dated February 28, 2008, by and between Lapis Technologies, Inc., Harry Mund and Mordechai Solomon.

10.3	Agreement for the Sale and Purchase of Entertec Systems 2001 Ltd., dated February 28, 2008, by and between Entertec Management Ltd., Harry Mund and S.D.S. (Star Defense Systems) Ltd.

10.4	Agreement, dated February 28, 2008, by and between Lapis Technologies, Inc. and Mund Holdings Ltd.

14.1	Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004)

16.1	Letter from Rogoff & Company dated April 1, 2004 (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2004)

21.1	List of Subsidiaries

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $17,568 and $12,185 for the years ended December 31, 2007 and 2006, respectively.

AUDIT-RELATED FEES

We incurred fees of $40,000 and $24,200 for the years ended December 31, 2007 and 2006, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $1,750 and $1,500 for the years ended December 31, 2007 and December 31, 2006, respectively. The services for which such fees were paid consisted of filing our tax returns for 2007 and 2006.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2007 and December 31, 2006.

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

LAPIS TECHNOLOGIES, INC.

Date: March 31, 2008	By:	/a/ Harry Mund
Harry Mund Chief Executive Officer

Date: March 31, 2008	By:	/s/ Miron Markovitz
Miron Markovitz Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Mund	Chief Executive Officer and Chairman of the Board	March 31, 2008
Harry Mund

/s/ Miron Markovitz	Director, Chief Financial Officer and Principal Accounting Officer	March 31, 2008
Miron Markovitz

Gvilli & Co. C.P.A. (isr.)

Independent Auditors' Report

To the Stockholders' and the Board of Directors of Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and Subsidiaries (the "Company") at December 31, 2007, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Lapis Technologies, Inc. and Subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gvilli and Co.
Gvilli & Co.
March 31, 2008 Casarea, Israel

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

December 31,
2007
ASSETS
Current Assets:
Cash and cash equivalents	$133
Accounts receivable	5,414
Inventories	3,736
Prepaid expenses and other current assets	118
Due from stockholder	49

Total Current Assets	9,450

Property and equipment, net	267
Deferred income taxes	20

$9,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,362
Short term bank loans	3,907
Current portion of term loans	200
Accounts payable and accrued expenses	2,361
Due to affiliates	(97)
Income taxes payable	2

Total Current Liabilities	7,735

Term loans, net of current portion	247
Severance payable	176

8,158
Commitments and contingencies

Minority interest	448

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive loss	92
Retained Earnings	955

Total Stockholders' Equity	1,131

$9,737

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Years Ended
	December 31,
	2007	2006
Sales	$9,642	$7,839
Cost of sales	7,104	5,676

Gross profit	2,538	2,163

Operating Expenses:
Research and development expenses	244	399
Selling expenses	193	110
General and administrative	1,345	1,226

Total operating expenses	1,782	1,735

Income from operations	756	428

Other Income (Expense):
Interest expense, net	(419)	(378)
Other income	-	6
Foregiveness of debt

Total other income (expense)	(419)	(372)

Income before provision for income taxes and minority interest	337	56

Provision for income taxes	234	134
Minority interest	(6)	(37)

Net income (loss)	$97	$(115)

Basic net income (loss) per share	$(0.00)	$(0.02)

Basic weighted average common shares outstanding	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'	Comprehensive
	Shares	Amount	Capital	Loss	Earnings	Equity	Income
Balance, January 1, 2006	6,483,000	6	78	(120)	942	906

Foreign currency translation adjustment				90	15	105	$105

Net income (loss)					(115)	(115)	(115)

Balance, 12-31-06	6,483,000	6	78	$(30)	$842	$896	$(10)

Foreign currency translation adjustment				122	16	138	$138

Net income (loss)					97	97	97

Balance, 12-31-07	6,483,000	$6	$78	$92	$955	$1,131	$235

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$97	$(115)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	144	84
Minority interest	34	59
Gain on sale of property and equipment	-	(10)
Deferred income tax	2	(6)
Change in operating assets and liabilities:
Accounts receivable	(737)	(965)
Inventories	(767)	(534)
Prepaid expenses and other current assets	288	(30)
Accounts payable and accrued expenses	(493)	564
Income taxes payable	2	-
Severance payable	92	26

Net cash used in operating activities	(1,338)	(927)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	69
Purchase of property and equipment	(112)	(130)
(Increase) decrease in due from stockholder	(59)	4
(Increase) decrease in due from affiliates	(161)	82

Net cash (used in) provided by investing activities	(332)	25

Cash flows from financing activities:
Increase (decrease) in bank line of credit, net	(127)	180
Proceeds from long term debt	6,227	3,880
Repayment of long-term debt	(4,523)	(3,237)

Net cash provided by financing activities	1,577	823

Effects of exchange rates on cash	219	8

Increase (decrease) in cash	126	(71)
Cash, beginning of period	7	78

Cash, end of period	$133	$7

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$419	$372
Income taxes	$98	$201

Supplemental disclosure of non-cash financing activities:
Common stock issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements present the results of operations of the Company for the years ended December 31, 2007 and 2006 and their wholly owned subsidiary Enertec Electronics Ltd. and their ownership interest in Enertec Systems 2001 Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2007
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For the purpose of the statement of cash flows the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Allowance for Doubtful Accounts

The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2007 the Company has not recorded an allowance for doubtful accounts.

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
DECEMBER 31, 2007
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

Warranty Reserves

The Company includes a one-year warranty on all products sold. A provision for estimated warranty costs, if material, is recorded at the time of sale. Based upon historical experience the Company has not incurred material costs relating to its warranty and has therefore not recorded a warranty provision at December 31, 2007

Revenue Recognition and Customer Deposits

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2007 and 2006 revenue relating to service contracts is less than one percent of net sales.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Costs.”

Stock Based Compensation

Effective January 1, 2003 the Company adopted the fair method value alternative of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. For the years ended December 31, 2007 and 2006 the Company did not issued any stock options.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and Development Costs

Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries. Research and development cost for the years ended December 31, 2007 and 2006 were approximately $ 244 and $399, respectively.

Earnings per Share

The Company presents basic earnings per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 “Earnings per Share” (“SFAS 128”).

Under SFAS 128 basic net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common stock equivalents would arise from the granting of stock options. For the years ended December 31, 2007 and 2006 the Company did not grant any stock options. Diluted earnings per share is not included as it is the same as basic for all periods shown.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there is no impairment of long-lived assets at December 31, 2007.

Minority Interest

Minority interest represents the minority stockholders' proportionate share of the equity of the Company's subsidiary at December 31, 2007. The minority interest is adjusted for the minority's share of the earnings or loss of Systems.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2007 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2007. The carrying value of the long-term debt approximate fair value at December 31, 2007 based upon debt terms available for companies under similar terms.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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
DECEMBER 31, 2007
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
DECEMBER 31, 2007
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

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. We do not expect the application of this consensus to have a material impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

In December 2007 the FASB issued SFAS No. 141R “Business Combinations”. FAS 141R amends and replaces FAS 141 in order to improve the relevance, representational faithfulness, and comparability of information that an entity provides in its financial reports about business combinations and its effects. This statement applies to business combinations for acquisitions with an effective date for the first fiscal period after December 15, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In Thousands, Except Share and Per Share Amounts)

In December 2007 the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements”. FAS 160 seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This statement is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories consist of the following at December 31, 2007:
Raw materials	$967

Work in process	2,554
Finished goods	215

$3,736

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007:

Leasehold improvements	$121
Machinery and equipment	7
Furniture and fixtures	219
Transportation equipment	250
Computer equipment	422

1019
Less accumulated depreciation and amortization

$267

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2007	2006

Current:
Foreign	$234	$134
Deferred:
Foreign	$-	$-

Total provision for income taxes	$234	$134

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In Thousands, Except Share and Per Share Amounts)

NOTE 6 - INCOME TAXES - (continued)

At December 31, 2007, the Company has a net operating loss carryforward of approximately $206 which may be utilized to offset future taxable income for United States Federal tax purposes. This net operating loss carryforward begins to expire in 2022. The only timing difference which creates a deferred tax asset is the net operating loss carryforward. This net operating loss carryforward creates a deferred tax asset of approximately $10. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

Deferred tax assets are classified as current or non-current, according to the classification of the related asset or liability for financial reporting. At December 31, 2007 the Company’s wholly owned Israeli subsidiary has a deferred tax asset of approximately $20, due to timing differences relating to severance payable. The Israeli subsidiary has not recorded a valuation allowance as it is more likely than not that the timing differences will be utilized.

The following is a summary of the components of non-current deferred tax assets at December 31, 2007:

Severance payable	$20
Net operating loss carryforward	206
Valuation allowance	(206)

Deferred tax assets	$20

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In Thousands, Except Share and Per Share Amounts)

NOTE 6 - INCOME TAXES - continued

Differences between the United States Federal statutory income tax rate and the effective tax rate are as follows for the years ended December 31:

	2007	2006
Federal statutory rate	34.0%	34.0%
Valuation Allowance	(34.0)	(34.0)
Effect of foreign taxes	69.0	239.0
	69.0	239.0

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2007:

Bank line of credit due December 31, 2007 at 6.7% per annum	$1,362
Short-term bank loans, payable within twelve months at rates ranging from 7% per annum and 8.5% per annum	3,907
Long Term loans, due between Sept 2007 to March 2010 at rates ranging from 7.0% per annum and 8.5% per annum	447

5,716
Less current portion of term loans	5,469

$247

The Company has pledged its accounts receivables as collateral against its long term debt, which is payable to one financial institution. In addition, the president has guaranteed personal assets, as defined in the agreement, against the Company’s long term debt.

The aggregate maturities of long-term debt are as follows at December 31, 2007:

Year Ended

2008	$4,108
2009	198
2010	49
2011	0
$4,355

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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
DECEMBER 31, 2007
(In Thousands, Except Share and Per Share Amounts)

NOTE 9 - STOCK OPTION PLAN - continued

The option price for shares issued under the non-statutory stock options shall be determined at the sole discretion of the Board of Directors, but may not be less than 85% of the fair market value of the may be of such duration as shall be determined by the Board of Directors.

NOTE 10 - RELATED PARTIES

Due to Stockholder

At December 31, 2007 the Company had receivables from the majority stockholder $ 49 that accrue interest at 4% per annum.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In Thousands, Except Share and Per Share Amounts)

NOTE 10 - RELATED PARTIES - continued

Due from Affiliate

During 2001 the Company entered into a sale-leaseback transaction with an entity owned by the majority stockholder of the Company. The Company sold a building for approximately $170 and received approximately $93 in cash and the balance by a non-interest bearing loan due on demand.The ammount of the loan outstanding at December 31, 2007 was $77.6 . No gain or loss was recorded on this transaction, as the book value of the building equaled the fair market value. The Company has agreed to exercise its option to rent this property through December 31, 2009 at approximately $29,860 annually with an option to renew the lease for an additional two years ending December 31, 2011 This lease has been classified as an operating lease.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases certain office and manufacturing space under two non-cancellable operating leases expiring at December 31,2009 . Rent expense, not including municipal taxes and utilities associated with the leases approximated $65 and $59  , for the years ended December 31, 2007 and 2006.

At December 31, 2007, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

Year Ending
December 31:

2008	$75

Legal proceedings

A Customer had brought an action in the Tel Aviv District Court for an unspecified monetary amount against one of the Company’s suppliers, a subcontractor of the supplier and Enertec, alleging that the materials supplied were defective and caused the Customer to replace the materials at a substantial financial expense. Enertec filed a defense claim that there is no cause of action against them as Enertec is only the local Israeli sales representative and did not make any implied or express representation or warranty to the Customer regarding the suitability of its materials.

During the year 2006 the plaintiff withdrew its action against Enertec Electronics.

We are not subject to any pending or threatened legal proceedings,nor is our property the subject of a pending or threatened legal proceeding.none of our directors,officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In Thousands, Except Share and Per Share Amounts)

NOTE 12 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $100 in the United States. Management has placed these funds in high quality institutions in order to minimize the risk. Cash held in Israel at December 31, 2006 was $ 133.

At December 31, 2007 the Company had two customers that accounted for approximately 73.1% of accounts receivable. For the years ended December 31, 2007 and 2006 approximately 60.6%  and 48.7% , respectively, of the Company's sales were to two customers, respectively.

NOTE 13- SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company's assets in different geographic locations at December 31, 2007 is shown below pursuant to the provisions of SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”

Total assets:
Israel	$9,970
United States	1,037

$11,007

NOTE 14 - SUBSEQUENT EVENT

On February 28, 2008 the Company entered into an agreement with an Israeli Company that currently trades on the Tel Aviv Stock Exchange. Under this agreement Lapis will exchange approximately 75,000,000 of its shares (92% based upon the current outstanding amounts) in exchange for approximately 4,500,000 shares of Star Night Technologies Ltd. In addition, the Company’s chief executive officer has been granted certain options to sell his Lapis shares to Star Night under certain circumstances.

The agreement also calls for the sale of the Company’s wholly owned subsidiary, as well as the subsidiary’s own marority owned subsidiary. The result of these transactions will be the ownship of approximately 4,500,000 shares of Star Night Technologies, Ltd.

For further information please refer to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008 which is incorporated by reference into this filing.