Form 10-Q
period 2008-03-31
LAPIS TECHNOLOGIES INC
filed 2008-05-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT~

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER ________________

LAPIS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 W. 34th Street, Suite 1008, New York, NY 10001
(Address of principal executive offices, Zip Code)

(212) 937-3580
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding, as of May 1, 2008 was 6,483,000

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

March 31,
2008
ASSETS
Current Assets:
Cash and cash equivalents	$521
Accounts receivable	5,221
Inventories	4,280
Prepaid expenses and other current assets	130
Due from stockholder	68

Total current assets	10,220

Property and equipment, net	273
Deferred income taxes	21

$10,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,398
Short term bank loans	4,294
Current portion of term loans	217
Accounts payable and accrued expenses	2,803
Due to stockholder	-
Due to affilliates	(102)
Income taxes payable	-

Total current liabilities	8,610

Term loans, net of current portion	213
Severance payable	190

Total liabilities	9,013

Commitments and contingencies

Minority interest	468

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 5,483,000 shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive loss	193
Retained Earnings	756

Total stockholders' equity	1,033

$10,514

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Three Months Ended
	March 31,
	2008	2007
Sales	$2,401	$1,857
Cost of sales	1,907	1,399

Gross profit	494	458

Operating expenses:
Research and development expenses	22	169
Selling expenses	7	3
General and administrative	555	293

Total operating expenses	584	465

Income from operations	(90)	(7)

Other income (expense):
Interest expense, net	(117)	(91)

Income (loss) before provision for income taxes and minority interest	(207)	(98)

Provision for income taxes	-	37
Minority interest	(7)	(59)

Net income (loss)	(200)	(76)

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	102	(14)

Comprehensive (loss) income	$(98)	$(90)

Basic net income (loss) per share	$(0.03)	$(0.01)

Basic weighted average common shares outstanding	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$(200)	$(76)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32	29
Minority interest	20	(54)
Gain on sale of property and equipment	-	-
Deferred income tax	(1)	-
Change in operating assets and liabilities:
Accounts receivable	193	351
Inventories	(544)	(141)
Prepaid expenses and other current assets	(12)	1
Accounts payable and accrued expenses	443	(447)
Income tax payable	(2)	40
Severence payable	14	-

Net cash provided by (used in) operating activities	(57)	(297)

Cash flows from investing activities:
Purchase of property and equipment	(38)	(31)
Increase in due to affilliates	(19)	2
Increase in due to stockholder	(107)	(24)

Net cash used in investing activities	(164)	(53)

Cash flows from financing activities:
Increase in bank line of credit, net	36	(500)
Proceeds from long term debt	1,282	1,227
Repayment of long-term debt	(912)	(319)

Net cash (used in) provided by financing activities	406	409

Effects of exchange rates on cash	203	14

Increase (decrease) in cash	388	72
Cash, beginning of period	133	7

Cash, end of period	$521	$79

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$117	$91
Income taxes	$10	-

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2008

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

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
MARCH 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model as to how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The adoption of FIN 48 is effective January 1, 2007. The Company has determined there will be no effect on their financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The application of this consensus won‘t have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“FAS 158”). Among other things, FAS 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition will not affect the Company’s statement of income. The adoption of FAS 158 is effective for the year ending December 31, 2006. The Company has determined there will be no effect on their financial statements.

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
MARCH 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROVISION FOR INCOME TAXES -

The income tax expense for the three months ended March 31, 2008 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its subsidiaries.

NOTE 5 – SALE OF THE COMPANY

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

The agreement also calls for the sale of the Company’s wholly owned subsidiary, as well as the subsidiary’s own majority owned subsidiary. The result of these transactions will be the ownership of approximately 4,500,000 shares of Star Night Technologies, Ltd.

For further information please refer to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008 which is incorporated by reference into this filing

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Liquidity and Capital Resources

As of March 31, 2008 our cash balance was $521,000 as compared to $79,000 at March 31, 2007. Total current assets at March 31, 2008 were $10,220,000 as compared to $7,934,000 at March 31, 2007. The increase in current assets is mainly due to the increase in cash balance, accounts receivable and inventories.

Our accounts receivable at March 31, 2008 was $5,221,000 as compared to $4,326,000 at March 31, 2007. The change in accounts receivable is primarily due to the increase in sales.

As of March 31, 2008 our working capital was $1,610,000 as compared to $1,210,000 at March 31, 2007. The increase in working capital is mainly due to a larger increase in current assets than the increase in bank line of credit and in short term loans and the increase in accounts payable and accrued expenses.

The current portion of long-term debt at March 31, 2008 was $217,000 as compared to $186,000 as of March 31, 2007.

At March 31, 2008 our total bank debt was $6,122,000as opposed to $4,565,000 at the end of March 31, 2007. These funds were borrowed as follows: $4,511,000 which includes the current portion of long term debt as various short term bank loans due through 2008, $213,000 of long term debt due through 2010 and $1,398,000 using our bank lines of credit. As a result we increased the amount borrowed for the three-month period ended March 31, 2008 by $ 1,557,000.The increase in bank debt is mainly due to the increase in accounts receivable and the decrease in USD/Shekel exchange rate since the loans are in Shekels. The USD/Shekel exchange rate decreased by 16.94% from 4.155 as of March 31, 2007 to 3.553 as of March 31, 2008.

As of March 31, 2008, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues for the three months ended March 31, 2008 were $2,401,000 as compared to $1,857,000 for the three months ended March 31, 2007. This represents an increase of $544,000 or 29.3% comparing the two periods. The increase in revenue for the three months ended March 31, 2008 is mainly the result of the increase in the revenues of the military business and the decrease in USD/Shekel exchange rate.

The average USD/Shekel exchange rate decreased by 16.34% from 4.215 as of March 31 ,2007 to 3.623 as of March 31, 2008.

Gross profit increased by $36,000 or 7.86%, to $494,000 for the three months ended March 31, 2008 as compared to $458,000 for the three months ended March 31, 2007. The increase in gross profit is primarily the result of the increase in sales.

Gross profit as a percentage of sales for the three month ended March 31, 2008 was 20.6% as compared to 24.7% for the three month ended March 31, 2007. The decrease in gross profit as a percentage of sales is a result of higher percentage increase in cost of sale as compared to the percentage increase in sales due to the increase in wages and other Shekel related expenses. In the commercial field the decrease in gross profit as a percentage of sales is also a result of narrowing profit margin due to higher cost of sales involved in the increasing volume of customized products in order to allow us to maintain our market share.

For the three months ended March 31, 2008, Selling, General and Administrative expenses totaled $562,000. This was an increase of $266,000 or 89.9% as compared to the same period 2007. The increase in selling, general and administrative expenses is mainly a result of the increase in professional services expenses and the decrease in USD/Shekel exchange rate.

For the three months ended March 31, 2008, Research and Development expenses decreased to $22,000 as compared to $169,000 for the three months ended March 31, 2007. This represents a decrease of $147,000 or 87% comparing the two periods. The decrease in R&D expenses for the three months ended March 31, 2008 is primarily the result of more manpower resources during this period being allocated to the fulfillment of the increased number of orders received, resulting in the increase in sales and in the work in process.

Interest expense was $117,000and $91,000 for the three months ended March 31, 2008 and 2007, respectively. This was an increase of $26,000, or 28.57%. The main reason for this increase was the increase in total bank debt.

Our net loss was $200,000 for the three months ended March 31, 2008 compared to a net loss of $76,000 for the three months ended March 31, 2007. The decrease in profitability for the three months ended March 31, 2008 is mainly due to the increase of $119,000 in the operating expenses and of the interest expenses, partly offset by the increase in the gross profit.

At March 31, 2008, we had two customers that accounted for approximately 65% of accounts receivable. For the three-month periods ended March 31, 2008 and 2007 approximately 52.4% and 56.8% of our sales were to two customers, respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three months ended March 31, 2008 revenue relating to service contracts was less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at March 31, 2008 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at March 31, 2008. The carrying value of the long-term debt approximate fair value at March 31, 2008 based upon debt terms available for companies under similar terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.  Controls and Procedures.

a)
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, to allow timely decision regarding required disclosure.

b)
Changes in Internal Controls. During the quarter ended March 31, 2008, there were no changes in our internal control s over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Agreement for the Issue and Sale of Shares in Lapis Technologies, Inc. and the Transfer of Shares in Star Night Technologies, Ltd., dated February 28, 2008, by and between Lapis Technologies, Inc., Harry Mund and Mordechai Solomon *

10.2	Agreement for the Sale and Purchase of Entertec Systems 2001 Ltd., dated February 28, 2008, by and between Entertec Management Ltd., Harry Mund and S.D.S. (Star Defense Systems) Ltd. *

10.3	Agreement, dated February 28, 2008, by and between Lapis Technologies, Inc. and Mund Holdings Ltd. *

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: May 14, 2008	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer, President and Chairman of the Board

Date: May 14, 2008	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer, Chief Accounting Officer and Director