Form 10-Q
period 2008-06-30
LAPIS TECHNOLOGIES INC
filed 2008-08-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

COMMISSION FILE NUMBER 000-10690

LAPIS TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 W 34 Street, Suite 1008, New York, NY 10001
(Address of principal executive offices)(Zip code)

Issuer's telephone number: (212) 937-3580

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2008, there were 6,483,000 outstanding shares of the Registrant's Common Stock, $.001 par value.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$572	$133
Accounts receivable	5,864	5,414
Inventories	4,382	3,736
Prepaid expenses and other current assets	98	118
Due from stockholder	70	49

Total current assets	10,986	9,450

Property and equipment, net	272	267
Deferred income taxes	23	20

	$11,281	$9,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,194	$1,362
Short term bank loans	5,155	3,907
Current portion of term loans	224	200
Accounts payable and accrued expenses	2,733	2,361
Due to stockholder
Due to affilliates	102	(97)
Income taxes payable	-	2

Total current liabilities	9,408	7,735

Term loans, net of current portion	168	247
Severance payable	202	176

Total liabilities	9,778	8,158

Commitments and contingencies

Minority interest	513	448

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000 shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive loss	182	92
Retained Earnings	724	955

Total stockholders' equity	990	1,131

	$11,281	$9,737

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	5,345	$4,134	2,944	2,277
Cost of sales	4,170	3,192	2,263	1,793

Gross profit	1,175	942	681	484

Operating expenses:
Research and development expenses	54	199	32	30
Selling expenses	15	127	8	124
General and administrative	1,060	643	505	350

Total operating expenses	1,129	969	545	504

Income from operations	46	(27)	136	(20)

Other income (expense):
Other income		-		-
Interest expense, net	(245)	(195)	(128)	(104)

Income (loss) before provision for income taxes and minority interest	(199)	(222)	8	(124)

Provision for income taxes		-		(37)
Minority interest	17	(52)	24	7

Net income (loss)	(216)	(170)	(16)	(94)

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(11)	(9)	(113)	5

Comprehensive (loss) income	$(227)	$(179)	$(129)	$(89)

Basic net income (loss) per share	$(0.03)	$(0.03)	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$(216)	$(170)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40	48
Minority interest	65	(52)
Gain on sale of property and equipment		-
Deferred income tax	(3)	1
Change in operating assets and liabilities:
Accounts receivable	(450)	942
Inventories	(647)	(570)
Prepaid expenses and other current assets	20	(33)
Accounts payable and accrued expenses	473	(460)
Income tax payable	(2)	(2)
Severence payable	26	(1)
Customer deposits	-	-

Net cash provided by (used in) operating activities	(694)	(297)

Cash flows from investing activities:
Proceeds from the sale of property & equipment	-	-
Purchase of property and equipment	(45)	(31)
Increase in due to affilliates	(23)	(80)
Increase in due to stockholder	(16)	(41)

Net cash used in investing activities	(84)	(152)

Cash flows from financing activities:
Increase in bank line of credit, net	(168)	(352)
Proceeds from long term debt	3,407	3,807
Repayment of long-term debt	(2,214)	(2,937)

Net cash (used in) provided by financing activities	1,025	518

Effects of exchange rates on cash	192	4

Increase (decrease) in cash	439	73
Cash, beginning of period	133	7

Cash, end of period	$572	$80

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$245	$195
Income taxes	$16	$17

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
JUNE 30, 2008

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

NOTE 2 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2007. The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

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
JUNE 30, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model as to how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The adoption of FIN 48 is effective January 1, 2007. The Company has determined there will be no effect on their financial statements.

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
JUNE 30, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROVISION FOR INCOME TAXES –

The income tax expense for the six and three months ended June 30, 2008 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its subsidiaries.

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

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors," included in our Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview.

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

Liquidity and Capital Resources

As of June 30, 2008 our cash balance was $572,000 as compared to $80,000 at June 30, 2007. Total current assets at June 30, 2008 were $10,986,000 as compared to $7,824,000 at June 30, 2007. The increase in current assets is mainly due to the increase in accounts receivables and inventories.

Our accounts receivables at June 30, 2008 were $5,864,000 as compared to $3,735,000, at June 30, 2007. This change in accounts receivable is primarily due to increase in sales.

As of June 30, 2008 our working capital was $1,578,000 as compared to $1,176,000 at June 30, 2007. The increase in the working capital is due primarily to a greater increase in current assets than the increase in current liabilities.

The current portion of our short-term loans at June 30, 2008 totaled $224,000 as compared to$ 181,000 at June 30, 2008. Our total short-term loans amounted to $5,155,000 for the six month period ended June 30, 2008 as compared to $2,944,000 for the six-month period ended June 30, 2007.

As of June 30, 2008, our total bank debt was $6,741,00 as opposed to $4,576,000 at the end of June 30, 2007. These funds were borrowed as follows:

$5,379,000 which includes the current portion of long term debt, as various short term bank loans due through 2009, $168,000 of long term debt due through March 2010 and $1,194,000 using our bank lines of credit. As a result we increased the amount borrowed for the six months ended June 30, 2008 by $2,165,000 compared to the same period in 2007. The increase in bank debt is mainly due to the increase in accounts receivables, the increase in inventories and work in process and the decrease in USD/Shekel exchange rate since the loans are in shekels. The USD/Shekel exchange rate decreased by 21.11% from 4.249 as of June 30, 2007 to 3.352 as of June 30 2008.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of June 30, 2008, we are current with all of our bank debt and compliant with all the terms of our bank debt.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, other than as described in this report, we expect our capital requirements to increase over the next several years as we continue to develop and test our suite of products, increase marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the cost of hiring and training additional sales and marketing personnel to promote our products and the cost and timing of the expansion of our marketing efforts.

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

Results of Operations.

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Revenues for the three and six months ended June 30, 2008 were $2,944,000 and $5,345,000 respectively as compared to $2,277,000 and $4,134,000, for the three and six months ended June 30, 2007, respectively. This represents an increase of $667,000 or 29.3 % for the quarter ended June 30, 2008 and an increase of $1,211,000 or 29.3%, for the six months ended June 30, 2008, when compared to the same periods of 2007. The increase of 29.3 % in revenues for the three-months and the six months period ended June 30, 2008 as compared to the same period of 2007 is mainly the result of the increase in the revenues of the military business and the decrease in USD/Shekel exchange rate since the sales are in shekels. The average USD/Shekel exchange rate decreased by 15.1% from 4.150 for the six months period ended June 2007 to 3.522 for the period ended June 2008.

Gross profit totaled approximately $681,000 for the quarter ended June 30, 2008 and $1,175,000 for the six months ended June 30, 2008. For the three and six months ended June 30, 2007, gross profit totaled $484,000 and $ 942,000 respectively. Comparing the three-month period ended June 30, 2008 to the same period of 2007, gross profit increased by approximately $197,000, or 40.7%. For the six-month period ended June 30, 2008, gross profit increased approximately $233,000, or 24.7%, compared to the same period of 2007. The increase in gross profits is primarily due to the increase in sales.

Gross profit as a percentage of sales was 23.1 % for the three-month period ended June 30, 2008 as compared to 21.3% for the same period of 2007 and for the six-month period ended June 30, 2008, was 22 % as compared to 22.8% for the same period of 2007.

The increase in gross profit as a percentage of sales for the three-month period ended June 30, 2008 as compared to the same period of 2007 is a result of lower cost of sales and higher profit margins for some projects in the military field delivered during the second quarter.

The decrease in gross profit as a percentage of sales for the six-month period ended June 30, 2008 as compared to the same period of 2007 is due to the lower profit margins during the first quarter of 2008 as compared to the first quarter of 2007.

For the three months and six months ended June 30, 2008, operating expenses totaled $545,000 and $1,129,000 respectively. This was an increase of $41,000 (8.1%) and $160,000 (16.5%) when compared to the three and six-month periods ended June 30, 2007. The increase in operating expenses for the six-month period as compared to the same period of 2007 is attributable mainly to the increase in General & Administrative expenses partly offset by the decrease in research and development and selling expenses.

Research and Development expenses increased by $ 2,000 for the three months period and decreased by $145,000 for the six months period ended June 30, 2008 as compared to the same period in 2007. The decrease in Research and Development expenses for the six months period ended June 30, 2008 as compared to the same period in 2007 is the result of the decrease in R&D expenses during the first quarter of 2008 as compared to the first quarter of 2007 due to more manpower resources allocated during this period to the fulfillment of the increased number of orders received.

Selling expenses decreased by $116,000 and $ 112,000 for the three months and six months period ended June 30, 2008 as compared to the same period in 2007. The decrease in selling expenses during 2008 as compared to 2007 is due mainly to our increased marketing efforts in particular in the second quarter of 2007, in order to maintain our market share in the commercial field which became much more competitive during the last year. During 2008 we allocated less human resources in selling efforts and more in engineering and production of the increased number of orders received.

The General & Administrative expenses increased by $155,000 and $417,000 for the three months and six months period ended June 30,2008 as compared to the same period in 2007. The increase is mainly due to the increase in the professional services and the decrease in the USD/Shekel exchange rate since the G&A expenses are in Shekels.

Our net loss was $16,000 in the three months ended June 30, 2008 and $216,000 in the six months ended June 30, 2008. This compares to net loss of $94,000 in the three months ended June 30, 2007 and $ 170,000 in the six months ended June 30, 2007. This represents an increase in net income of $ 78,000, or 83%, comparing the three months ended June 30, 2008 to the three months ended June 30, 2007, and a decrease in net income of $46,000, or 27.1%, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.

The decrease in the net loss for the three-month period ended June 30, 2008 was mainly due to the increase in the gross profit partly offset by the increase in the operating and interest expenses.

  The decrease in the profitability for the six month period ending June 30, 2008 was mainly due to the decrease in profitability for first quarter of 2008 as compared to the first quarter of 2007 mainly due to the increase in the operating expenses.

As of June 30, 2008, we had 2 customers that accounted for approximately 71.3% of the accounts receivable. For the six months ended June 30, 2008, approximately 76.4% of our sales were to 2 customers.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and six months ended June 30, 2008 were $32,000 and $ 54,000, respectively. Research and development costs for the three and six months ended June 30, 2007 were $30,000 and $199,000, respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three months ended June 30, 2008 revenue relating to service contracts was less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at June 30, 2008 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at June 30, 2008. The carrying value of the long-term debt approximate fair value at June 30, 2008 based upon debt terms available for companies under similar terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Harry Mund, the Company’s Chief Executive Officer (“CEO”) and Miron Markovitz, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended June 30, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the Quarter ended June 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II- OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

On Feb 28,2008, a shareholder holding more than 50% of our issued and outstanding common stock approved the execution of an agreement between us, Star Night Technologies, Ltd, Harry Mund (our chief executive officer, director and majority shareholder) and Mordechai Solomon. Pursuant to this agreement we shall issue and sale of shares in Lapis Technologies, Inc. and the transfer of shares of Star Night Technologies Ltd. to the Company (the “Lapis SPA”), with Harry Mund and Mordechai Solomon (the “Investor”). Mr. Mund is the Company’s chief executive officer, director, and majority stockholder. The Lapis SPA will close (subject to fulfillment or waiver of certain closing conditions, and the performance of certain covenants by the parties prior to closing, including, inter alia, the receipt of a fairness opinion) 21 days following the date on which an information statement on Schedule 14C under the Securities Exchange Act of 1934, as amended, is mailed to stockholders of the Company (the “Closing Date”), which closing shall occur concurrently with that of the Systems SPA (defined below) and the Electronics SPA (defined below). Pursuant to the Lapis SPA, the Company agreed to issue to the Investor, on the Closing Date, 75,129,500 shares of the Company’s common stock, representing 92% of the Company’s issued and outstanding shares on a fully diluted basis. The Investor agreed to transfer to the Company, on the Closing Date, 4,539,557 shares in Star Night Technologies Ltd., a company traded on the Tel Aviv Stock Exchange, held by the Investor in person. We filed a preliminary information statement with the Securities and Exchange Commission and are in the process of responding to comments responding to comments received from the Securities and Exchange Commission.

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

In connection with the Lapis SPA, on February 28, 2008, the Company’s indirect wholly owned subsidiary, Entertec Management Ltd. (“Entertec Management”) (which the Company owns through its direct wholly owned subsidiary Entertec Electronics Ltd.), entered into an agreement for the sale and purchase of Entertec Systems 2001 Ltd. (the “Systems SPA”), with Harry Mund, and S.D.S. (Star Defense Systems) Ltd., a company traded on the Tel Aviv Stock Exchange (“S.D.S.”) whose majority stockholder is Mordechai Solomon. The Systems SPA will close on the Closing Date concurrently with the Lapis SPA and the Electronics SPA (defined below). Pursuant to the Systems SPA, Entertec Management and Mr. Mund agreed to sell, and S.D.S. agreed to purchase, on the Closing Date, an aggregate of 251,000 shares of Entertec Systems 2001 Ltd. (“Enterec Systems”), representing all of the issued and outstanding capital stock of Entertec Systems, for an aggregate purchase price of US $1,500,000. The 251,000 shares to be sold pursuant to the Systems SPA represent 67,770 shares to be sold by Mr. Mund and 183,230 shares to be sold by Entertec Management.

In connection with the Lapis SPA and the Systems SPA, the Company also entered into, on February 28, 2008, an agreement with Mund Holdings Ltd., a company owned by Harry Mund (the “Electronics SPA”). The Electronics SPA will close on the Closing Date concurrently with the Lapis SPA and the Systems SPA. Pursuant to the Electronics SPA, the Company agreed to sell, and Mund Holdings Ltd. agreed to purchase, on the Closing Date, NIS (New Israeli Shekel) 100 divided into 100 shares of NIS 1 each, of Entertec Electronics Ltd. (“Entertec Electronics”), representing all of the issued and outstanding capital stock of Entertec Electronics, for a purchase price of US $250,000.

The Company’s issuance of shares of common stock to Mr. Solomon under the Lapis SPA will be made pursuant to the exemption from registration requirements under Regulation D and/or Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). No form of general solicitation or general advertising was conducted in connection with the issuance. The certificates representing the shares will contain restrictive legends preventing the sale, transfer of such shares unless registered under the Securities Act or pursuant to an exemption therefrom. Mr. Mordechai is an “accredited investor” as defined under Regulation D and/or is not a “U.S. Person” as defined under Regulation S.

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

LAPIS TECHNOLOGIES, INC.

Date: August 13, 2008	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer (principal executive), President and Chairman of the Board

Date: August 13, 2008	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer, Chief Accounting Officer and Director