Form 10-Q
period 2008-09-30
LAPIS TECHNOLOGIES INC
filed 2008-11-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2008, there were 6,483,000 outstanding shares of the Registrant's Common Stock, $.001 par value.

TABLE OF CONTENTS TOBE REVISED

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$393	$133
Accounts receivable	6,146	5,414
Inventories	4,937	3,736
Prepaid expenses and other current assets	210	118

Total current assets	11,686	9,450

Property and equipment, net	246	267
Deferred income taxes	22	20

	$11,954	$9,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,347	$1,362
Short term bank loans	4,822	3,907
Current portion of term loans	225	200
Accounts payable and accrued expenses	3,472	2,361
Due to stockholder	(75)	-
Due to affilliates	118	(97)
Income taxes payable	-	2

Total current liabilities	9,909	7,735

Term loans, net of current portion	104	247
Severance payable	197	176

Total liabilities	10,210	8,158

Commitments and contingencies

Minority interest	529	448

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000 shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive loss	297	92
Retained Earnings	834	955

Total stockholders' equity	1,215	1,131

	$11,954	$9,737

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$7,613	$6,372	2,268	$2,238
Cost of sales	5,615	4,639	1,445	1,447

Gross profit	1,998	1,733	823	791

Operating expenses:
Research and development expenses	100	221	46	22
Selling expenses	124	151	109	24
General and administrative	1,330	948	270	305

Total operating expenses	1,554	1,320	425	351

Income from operations	444	413	398	440

Other income (expense):
Other income	-	-	-	-
Interest expense, net	(392)	(306)	(147)	(111)

Income before provision for income taxes and minority interest	52	107	251	329

Provision for income taxes	-	7	-	7
Minority interest	40	5	23	57

Net income	12	95	228	265

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	126	163	115	172

Comprehensive (loss) income	$138	$258	$343	$437

Basic net loss per share	$0.00	$0.01	$0.04	$0.04

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$12	$58
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68	92
Minority interest	81	20
Gain on sale of property and equipment	-	-
Deferred income tax	(2)	(1)
Change in operating assets and liabilities:
Accounts receivable	(732)	392
Inventories	(1,201)	(1,172)
Prepaid expenses and other current assets	(92)	35
Accounts payable and accrued expenses	1,172	(83)
Income tax payable	(2)	-
Customer deposits	-	-
Severance payable	21	4

Net cash provided by (used in) operating activities	(675)	(655)

Cash flows from investing activities:
Proceeds from the sale of property & equipment	-	-
Purchase of property and equipment	(46)	(70)
Increase in due from stockholder	62	170
(Increase) decrease in due from affiliates	(51)	(100)

Net cash used in investing activities	(35)	-

Cash flows from financing activities:
Increase in bank line of credit, net	(15)	(195)
Proceeds from long term debt	5,519	4,661
Repayment of long-term debt	(4,722)	(3,899)

Net cash (used in) provided by financing activities	782	567

Effects of exchange rates on cash	189	167

Increase (decrease) in cash	260	79
Cash, beginning of period	133	7

Cash, end of period	$393	$86

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$392	$306
Income taxes	$16	$31

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
SEPTEMBER 30, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

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

NOTE 2 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2007. The results of operations for the six and three months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

The accompanying financial statements include the accounts of the Company and their ownership interest in its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
SEPTEMBER 30, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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
SEPTEMBER 30, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROVISION FOR INCOME TAXES

The income tax expense for the nine and three months ended September 30, 2008 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its subsidiaries.

NOTE 5 – SALE OF THE COMPANY

On February 28, 2008, the Company entered into an agreement for the issue and sale of shares in Lapis Technologies, Inc. and the transfer of shares of Star Night Technologies Ltd. to the Company (the “Lapis SPA”), with Harry Mund and Mordechai Solomon (the “Investor”). Mr. Mund is the Company’s chief executive officer, director and majority stockholder.

In connection with the Lapis SPA, on February 28, 2008, the Company’s indirect wholly owned subsidiary, Enertec Management Ltd. (“Enertec Management”) (which the Company owns through its direct wholly owned subsidiary Enertec Electronics Ltd.), entered into an agreement (the “Systems SPA”) for the sale and purchase of Enertec Systems 2001 Ltd., with Harry Mund and S.D.S. (Star Defense Systems) Ltd., a company that trades on the Tel Aviv Stock Exchange (“S.D.S.”) whose majority stockholder is Mordechai Solomon.

In connection with the Lapis SPA and the Systems SPA, the Company also entered into, on February 28, 2008, an agreement with Mund Holdings Ltd., a company owned by Harry Mund, for the sale of the entire issued and outstanding share capital of Enertec Electronics Ltd. (the “Electronics SPA”).

The Investor, on behalf of himself and SDS, verbally informed the Company and Enertec Management that the Investor and SDS will not complete the transactions contemplated by the Lapis SPA and the Systems SPA. The latter is evidenced by a report filed by SDS with the Tel Aviv Stock Exchange on September 10, 2008, to inform that it cancels the assembly of its general meeting scheduled for September 11, 2008 (the "Report"). According to the Report, the assembly was cancelled pursuant to Mordechai Solomon's, a controlling shareholder in SDS, notice to SDS that the transactions contemplated by the Lapis SPA (and, as a result, the transactions contemplated by the Systems SPA) will not be completed.

Because the transactions contemplated by the Lapis SPA and the Systems SPA will not be completed, the Company will also not complete the transactions contemplated by the Electronics SPA.

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

In connection with the Lapis SPA, on February 28, 2008, our indirect wholly owned subsidiary, Enertec Management Ltd. (“Enertec Management”) (which we own through our direct wholly owned subsidiary Enertec Electronics Ltd.), entered into an agreement (the “Systems SPA”) for the sale and purchase of Enertec Systems 2001 Ltd., with Harry Mund, and S.D.S. (Star Defense Systems) Ltd., a company traded on the Tel Aviv Stock Exchange (“S.D.S.”) whose majority stockholder is Mordechai Solomon.

In connection with the Lapis SPA and the Systems SPA, we also entered into, on February 28, 2008, an agreement with Mund Holdings Ltd., a company owned by Harry Mund, for the sale of the entire issued and outstanding share capital of Enertec Electronics Ltd. (the “Electronics SPA”).

The Investor, on behalf of himself and SDS, verbally informed Enertec, the Company and Enertec Management that the Investor and SDS will not complete the transactions contemplated by the Lapis SPA and the Systems SPA. The latter is evidenced by a report filed by SDS with the Tel Aviv Stock Exchange on September 10, 2008, to inform that it cancels the assembly of its general meeting scheduled for September 11, 2008 (the “Report”). According to the Report, the assembly was cancelled pursuant to Mordechai Solomon’s, a controlling shareholder in SDS, notice to SDS that the transactions contemplated by the Lapis SPA (and, as a result, the transactions contemplated by the Systems SPA) will not be completed.

Because the transactions contemplated by the Lapis SPA and the Systems SPA will not be completed, the Company will also not complete the transactions contemplated by the Electronics SPA.

Liquidity and Capital Resources

As of September 30, 2008 our cash balance was $393,000 as compared to $86,000 at September 30, 2007. Total current assets at September 30, 2008 were $11,686,000 as compared to $ 8,883,000 at September 30, 2007. The increase in current assets is mainly due to increase in accounts receivable and an increase in work in process inventory.

Our accounts receivables at September 30, 2008 were $6,146,000 as compared to $4,285,000, at September 30, 2007. This change in accounts receivable is primarily due to increase in sales and longer credit period we had to grant for a current big project following the customer request.

As of September 30, 2008 our working capital was $1,777,000 as compared to $1,569,000 at September 30, 2007. The increase in the working capital is due primarily to a greater increase in current assets than the increase in current liabilities.

The current portion of our short-term loans at September 30, 2008 totaled $225,000 as compared to $192,000 at September 30, 2007. Our total short-term loans amounted to $4,822,000 for the nine month period ended September 30, 2008 as compared to $2,935,000 for the nine-month period ended September 30, 2007.

As of September 30, 2008, our total bank debt was $6,498,000 as opposed to $4,706,000 at the end of September 30, 2007. These funds were borrowed as follows:

$5,047,000 which includes the current portion of long term debt, as various short term bank loans due through 2009, $104,000 of long term debt due through March 2010 and $1,347,000 using our bank lines of credit. As a result we increased the amount borrowed for the nine months ended September 30, 2008 by $1,792,000 compared to the same period in 2007. The increase in bank debt is mainly due to the increase in accounts receivables and the decrease in USD/Shekel exchange rate since the loans are in shekels. The USD/Shekel exchange rate decreased by 14.75% from 4.013 as of September 30, 2007 to 3.421 as of September 30, 2008.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of September 30, 2008, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenues for the three and nine months ended September 30, 2008 were $2,268,000 and $7,613,000 respectively as compared to $2,238,000 and $6,372,000 for the three and nine months ended September 30, 2007, respectively. This represents an increase of $30,000 or 1.3% for the quarter ended September 30, 2008 and an increase of $1,241,000 or 19.5%, for the nine months ended September 30, 2008, when compared to the same periods of 2007. The increase of 19.5% in revenues for the nine months period ended September 30, 2008 as compared to the same period of 2007 is mainly the result of the decrease in USD/Shekel exchange rate since the sales are in shekels. The average USD/Shekel exchange rate decreased by 15.6% from 4.163 as of September 30, 2007 to 3.512 as of September 30, 2008.

Gross profit totaled approximately $823,000 for the quarter ended September 30, 2008 and $1,998,000 for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, gross profit totaled $791,000 and $1,733,000 respectively. Comparing the three-month period ended September 30, 2008 to the same period of 2007, gross profit increased by approximately $32,000, or 4.0%. For the nine-month period ended September 30, 2008, gross profit increased approximately $265,000, or15.3%, compared to the same period of 2007. The increase in gross profits is primarily due to the increase in sales.

Gross profit as a percentage of sales was 36.3% for the three-month period ended September 30, 2008 as compared to 35.3% for the same period of 2007 and for the nine-month period ended September 30, 2008, was 26.2% as compared to 27.2% for the same period of 2007.

The increase in gross profit as a percentage of sales for the three-month period ended September 30, 2008 as compared to the same period of 2007 is a result of lower cost of sale and higher profit margin for some projects delivered during the third quarter 2008 as compared to the same period 2007.

The decrease in gross profit as a percentage of sales for the nine-month period ended September 30, 2008 as compared to the same period of 2007 is due to lower profit margins during the first quarter of 2008 as compared to the first quarter of 2007.

For the three months and nine months ended September 30, 2008, operating expenses totaled $425,000 and $1,554,000 respectively. This was an increase of $74,000 (21.1%) and $234,000 (17.7%) when compared to the three and nine-month periods ended September 30, 2007. The increase in operating expenses for the nine-month period as compared to the same period of 2007 is attributable mainly to the increase in General and Administrative expenses partly offset by the decrease in Research and Development and Selling expenses.

Research and Development expenses increased by $24,000 for the three months period and decreased by $121,000 for the nine months period ended September 30, 2008 as compared to the same period in 2007. The decrease in Research and Development expenses for the nine month period ended September 30, 2008 as compared to the same period in 2007 is the result of more manpower resources allocated during the first quarter of 2008 to the fulfillment of the increased number of orders received as compared to the same period 2007.

Selling expenses increased by $85,000 and decreased by$ 27,000 for the three months and nine months period ended September 30, 2008 as compared to the same period in 2007. The decrease in selling expenses during 2008 as compared to 2007 is the result of more manpower resources allocated during the first two quarter of 2008 to the fulfillment of the increased number of orders received as compared to the same period 2007.

The General & Administrative expenses decreased by $35,000 and increased $382,000 for the three months and nine months period ended September 30, 2008 as compared to the same period in 2007. The increase in the General & Administrative expenses during the nine month period ended September 30, 2008 as compared to the same period in 2007 is mainly due to the increase in the professional services and the decrease in USD/Shekel exchange rate since the G&A expenses are in shekels. The decrease in General and Administrative expenses during the three months ended September 30, 2008 as compared to the same period in 2007 is mainly due to the decrease in professional services during the third quarter of 2008, partly offset by the decrease in the USD/sheke/exchange rate since the General and Administrative expenses are in shekels. The average USD/Shekel exchange rate decreased by 15.6% from 4.163 as of September 30, 2007 to 3.512 as of September 30, 2008.

Our net income was $228,000 for the three months ended September 30, 2008 and $12,000 in the nine months ended September 30, 2008. This compares to net income of $265,000 in the three months ended September 30, 2007 and $ 95,000 in the nine months ended September 30, 2007. This represents a decrease in net income of $37,000, or 14%, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007, and a decrease in net income of $83,000, or 87.4%, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

The decrease in the net income for the three-month and nine months period ended September 30, 2008 as compared to the same period in 2007, was mainly due a larger increase in the operating and interest expenses than the increase in the gross profit.

As of September 30, 2008, we had 2 customers that accounted for approximately 67.5% of the accounts receivable. For the nine months ended September 30, 2008, approximately 66% of our sales were to 2 customers.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and nine months ended September 30, 2008 were $46,000 and $100,000, respectively. Research and development costs for the three and nine months ended September 30, 2007 were $22,000 and $221,000, respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the three months ended September 30, 2008 revenue relating to service contracts was less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at September 30, 2008 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at September 30, 2008. The carrying value of the long-term debt approximate fair value at September 30, 2008 based upon debt terms available for companies under similar terms.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Security and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Harry Mund, the Company’s Chief Executive Officer (“CEO”) and Miron Markovitz, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2008.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

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

LAPIS TECHNOLOGIES, INC.

Date: November 14, 2008	By:	/s/ Harry Mund
Harry Mund Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: November 14, 2008	By:	/s/ Miron Markovitz
Miron Markovitz Chief Financial Officer, Chief Accounting Officer and Director