Form 10KSB/A
period 2007-12-31
LAPIS TECHNOLOGIES INC
filed 2009-01-12
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-KSB/A

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Form 10-KSB for the year ended December 31, 2007 is to file a revised Independent Auditor’s Report.

Gvilli & Co. C.P.A. (isr.)

Independent Auditors’ Report

To the Stockholders’ and the Board of Directors of
Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and Subsidiaries (the “Company”) at December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Lapis Technologies, Inc. and Subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gvilli and Co.
Gvilli & Co.
March 30, 2008
Casarea, Israel

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

3.4	By-Laws of Lapis Technologies, Inc. (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

14.1	Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004)

16.1	Letter from Rogoff & Company dated April 1, 2004 (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2004)

21.1	List of Subsidiaries (Incorporated by reference to the registrant’s 10-K-SB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: January 12, 2009	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2009	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Mund	Chief Executive Officer and Chairman	January 12, 2009
Harry Mund	of the Board

/s/ Miron Markovitz	Director, Chief Financial Officer	January 12, 2009
Miron Markovitz	and Principal Accounting Officer