Form 10-K
period 2008-12-31
LAPIS TECHNOLOGIES INC
filed 2009-03-31
CIK 854800

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
(mark one)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File No. 333-100979
LAPIS TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

Delaware	27-0016420
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 W. 34th Street, Suite 1008, New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)

(212) 937-3580
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.003
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐                                  Accelerated Filer ☐
Non-accelerated Filer     ☐                                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol  “LPST” as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board was approximately $344,800.   For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of February 23, 2009, was 6,483,000 shares.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

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

NEW PRODUCTS

ENERTEC SYSTEMS

Enertec Systems is focusing almost exclusively on the military arena, and entered into several new fields of military technology in addition to our "classic" ATE field of expertise.

During 2004-2007 we marketed a new line of ruggedized Command and Control mobile stations of modular architecture, allowing adaptation/customization to various applications for which we received orders for several sets in 2005. During 2006, we delivered several units for qualification and integration. The qualification process was performed during 2007 and 2008 and was completed by the end of 2008. Following the successful qualification the customer has released order for additional 10 sets scheduled for delivery during 2009.  New orders for about 40 set are expected to be received during 2009.

Over the last twelve months of 2005, we started selling ruggedized mission computers for combat vehicles. We have already delivered three different prototypes to I.A.I. (Israeli Aircraft Industry) who intends to replace their computers previously manufactured in-house and active in the field for many years with updated modern design models from a new outsourced supplier to fulfill IAI's need over the following 5-10 years. These first units that we delivered, have successfully passed all qualification and validation tests. As a result of the success of the first prototypes, in 2006 we have received new order for three new prototypes for three different products delivered during 2007-2008.  During 2009 we expect to receive orders for about 80 pcs. and additional support equipment for delivery during 2009-2011.

We introduced in 2005 a new line of military grade Power Distribution Units for use in airborne, shipborne and ground applications. We have already received the first batch of orders generating about $800,000 in revenues. The first set was submitted to stringent electrical and environmental qualification tests which have been completed in the first quarter of 2007. Further units have been delivered during 2007 and new orders are expected for about 30-40 sets with deliveries over the next four years.

We introduced a new test system for the helicopter's flight computer and the other avionics units which generated an order for the first unit in 2004. This system was designed and built during 2005 and during 2006 we began the testing with the various units it will be integrated with. First orders have been delivered during 2007-2008. We are expecting its successful launch to generate several follow up orders within the next twelve months of about 5-10 additional units for deliveries during 2009-2012.

During 2004 we also started to design a small airborne multiple-output power supply specially designed for attack payloads. It uses a proprietary technology that was developed in-house implementing a planar switching transformer which enables further miniaturization and a higher output power to size ratio. This new line has been well received by our customers, and the first samples have already passed the stringent military screening tests. During 2008, we have delivered about orders in the amount of $ 130,000.  By the end of 2008, we had new orders for additional 100 units for delivery during 2009.

During 2005, we introduced a Laser system and driver for Airborne Targeting Pods utilizing laser designation of targets. This is a new entry into the field of high-tech, high accuracy and high power military lasers. Our innovative and unique design is based on a state of the art high-power laser diode which provides high accuracy and long range detection and tracking of targets. This project is a turn-key product from the initial electronic and mechanical design up to the production and delivery of the complete system. The first prototypes have been delivered during 2006-2007 and following the successful qualification tests in 2007 have received new order for additional 25 pcs for delivery during 2008.

During 2009, this system will be upgraded to implement new enhanced performances and we will receive orders to retrofit all delivered units .  We also expect new orders for about 30 units to be received during 2009 and for additional 100 pcs. to be received during 2010.

By the end of 2005 we introduced a Simulation and Test System for a highly classified defense project. This technologically complex design is being outsourced for the first time, and so was very tentative in progress, however we have already delivered the first batch in December of 2005 resulting in revenues of about $1,250,000 with a record lead-time of 3 months. During 2006 we received an additional order of about $ 1,000,000 which has also been delivered. As a result of our success we expect new orders of about same size each during the following years.

During 2006-2007 we introduced several new products:

A Generic Test and Validation System for new anti-tank missiles. This system incorporates state of the art hardware and software designs and is used for the tests and validation of about 30 different modules of the missile. The first systems were ordered in the amount of about $1.4 Million dollars with scheduled delivery of the first unit during 2008. During 2008 have received additional order for the implementation of upgrades with scheduled delivery during 2009. This test system for anti-tank missiles could generate orders for a couple of units a year for approximately the next ten years.

 A Control System for airborne attack platforms for naval application. The system receives data from aircrafts and transmits it in real time. The design was based on upgraded versions of previous designs already proven in the field. We have already received first order for several units scheduled for delivery during 2008. On 2007 have received a new order from a new customer for delivery during 2008-2010.   During 2008 have delivered orders in amount of approximately $ 1,100,000

Generic System for Simulation and Test of multiple stage missiles. This very complex high technology system simulates each stage of the missile and performs a comprehensive suite of test. The first order for the design was received during 2006, generating revenues of several hundreds of dollars.  During 2008, we have delivered orders in amount of  approximately $ 1,000,000.

During 2007, we  introduced a new Generic ATE System based on VXI technology for testing air-to-air missiles. First order has already been received for 15 units which will generate revenues of about $ 2 mill over the following years. The first prototype was completed by the end of 2008 and deliveries will start during 2009.

ENERTEC ELECTRONICS

During 2004, we completed UL safety approvals for a new custom-made power supply. It is implemented in a series of modems for fast network access of data and voice over the IP network. In 2005, 1500 units were ordered, 2,000 units were ordered during 2006, 900 units during 2007 and 1000 units during 2008.

We introduced the first samples of DC/DC converters for military CDU (Command Display Units) in the fourth quarter of 2004. These samples were followed with orders for 1500 pcs which were delivered over the course of 2005, for 1700 pcs delivered during 2006, for 1000 pcs delivered during 2007 and for 1000 pcs delivered during 2008.

During 2004, we entered into a new arena of customized power supplies for fast data networking systems. We customized compact PCI power supplies and received orders for 200 units. This successful launch resulted in more than 200 units in follow-up orders in 2005, 100 pcs during 2006, 100 pcs during 2007 During 2008, we have not received new orders.

During 2005, we introduced several new products with long expected lifecycles, which are described below:

A compact, and economical optimized cost/performance redundant power supply for data communication application. The first samples were delivered during 2005 and have already resulted in follow up orders  of approximately 5000 pcs delivered during 2007-2008.

We introduced a customized external power supply for military note-book computers which will be installed by our customers to the US military within the army, navy, air-force etc. The first 25 power supplies have already been delivered and successfully passed all the stringent military qualification tests, followed by orders for additional 260 pcs during 2006, 800 pcs during 2007 and 300 pcs during 2008.

In 2006, we introduced a new multiple output customized power supply for outdoor wireless application and have submitted for UL safety approvals. No orders have been received during 2008.

In 2006, we introduced a line of 150W dc/dc military converters.  We received orders for first 75 units from four different manufacturers of defense systems during 2006, additional 40 units during 2007 and 30 during 2008.

During 2008, we have not been able to introduce any additional new products. We concentrated our efforts on the implementation of the products previously introduced and the maintaining of the relationships with our strategic partners.

MARKETING STRATEGIES

We market our products to a diverse group of manufacturers of electronic equipment. Our products serve the various needs of local Israeli manufacturers of electronic systems in the following fields:

•	Military

•	Telecommunications;

•	Medical;

•	Industrial.

We currently sell only to Israeli companies that, in turn, incorporate our components into their products for resale to the global markets. However, in the future we anticipate creating some kind of platform to market Enertec Systems' products to U.S. companies as well as creating a manufacturing base within the United States so as to benefit from U.S. government dollars directed to Israel's military aid with the condition of being spent on U.S manufactured products. Currently, we advertise in the local Israeli technical magazines and participate in electronic seminars, exhibitions and shows four to six times a year. A substantial part of the business is from our existing customers. Many companies have engaged us from the inception of their new programs, and have implemented our custom designed solutions. Many of our customers rely on us for technical services, products and support, and consider us to be their own "power supply department" and "ATE systems department". Since 2004, we have been a "systems house" of military systems, making turn-key projects from design to production on behalf of our customers.

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

By continuously diversifying into new and more complex products, Enertec Systems has been able to set itself apart from its competition. In 2008, following the trend we started in 2004, we continued to increase our suite of custom products based on our proprietary design and technology. These products are core components of several long term military programs spearheaded by our customers, with expected purchase lifecycles over periods of up to 10 years.

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

During 2007 – 2008, we have introduced several new military products implemented in high volume long term defense programs.

Since 2005, the local military market is improving significantly resulting in many new orders received which contributed to the increase in our sales and backlog of military products. This trend continued through 2006-2008 resulting in a backlog of $ 5,757,600 Million dollars by the end of 2008.

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

Enertec Electronics

The worldwide market for high-tech, telecommunications, and Internet related products affects the Electronics Division's power supplies sales. The overall market started to slow down during 2008 resulting in a decrease of sales of our customers to this sector and this trend is reflected in our sales to our customers.

We service clients in the telecommunications, industrial control, medical and the military core business sectors. We offer more customized power supplies, which, we believe, makes it more difficult for our competitors to bid successfully on the same projects or replace our product down the road in production or for follow-on orders.

In addition to this our sales force pays a significant amount of attention to our customer relationships, providing more opportunities to gain our foothold into a contract than our competition does.

Enertec Electronics prospects are dependent on the electronics and electrical product industries in Israel. Although these sectors have seen good growth until 2008, the industry is being affected by the strong trend of outsourcing. Many Israeli companies manufacture their initial quantities using power supplies purchased locally from suppliers such as Enertec Electronics. However, when volumes increase they move production overseas, especially to China, leaving the subcontractors to source the components locally. This trend affects the receiving of high volume orders from our customers.

CUSTOMERS

Our customers are mostly local Israeli manufacturers of electronic systems from different segments of the electronics industry, within the military, industrial, commercial, medical, and telecommunications fields. Due to this level of diversification of our customers, we are not that dependent on any one specific market segment; so our overall performance is less affected by fluctuation in the markets. Until 2003 IAI (Israel Aircraft Industries) was our major customer representing approx 38% of our sales. During 2004 we realized that several Rafael divisions were receiving an increasingly high number of new orders as a result of their aggressive marketing around the world but that they had not increased their technical and manufacturing staff to accommodate this growth. We positioned ourselves to become their outsourcing team for their new orders in the areas of design, engineering and production. We increased our investment in R&D that resulted in new designs and products that enabled us to successfully bid on a large number of projects. During 2005-2007, we focused our efforts in diversifying our sales across other technologies, for example avionic equipment and combat control stations.  By the end of 2008 Rafael became our major customer representing approximately 36,6% of our total sales.

Investing in R&D has given us an edge with our time to market which resulted in several agreements, with Rafael bringing out products utilizing our systems within long project cycles, in many cases up to 10 years. This has created a significant increase in the backlog of orders from Rafael.

During 2005, the Israeli Aircraft Industry (IAI) started to design and manufacture a range of new products for which we have been asked to provide Test Equipment, Simulators and Support Systems.   For the year ended December 31, 2008, sales to IAI was 26.7 % of our total sales.

The rest of our sales are pretty much evenly spread between our other main customers: Elbit, El-Op and Tadiran Spectralink, at the military field and a very large number of customers at the commercial field.

BACKLOG

As of December 31, 2008, we had a backlog of orders for our products and services in the amount of approximately $ 6,548,000  as compared to a backlog of approximately $6,766,000 as of December 31, 2007. The decrease of approximately 3.2% in the backlog as of December 31 2008 compared to December 31 2007 is mainly due to the receival of some new orders at Enertec Systems being postponed from the end of year 2008 to the first quarters of the year 2009 as well as the market slow-down at Enertec Electronics.

The orders included in the December 31, 2008 backlog figure are as follows:

Enertec Systems

$3,428,000	representing airborne power supplies, laser systems, flight computers, test systems for avionics and military systems, missiles command & control systems
$2,202,000	representing test systems for IAI missiles and avionic systems
$36,000	representing airborne power supplies and test systems for infra-red payloads
$205,000	representing medical systems
$5,871,000	TOTAL backlog for Enertec Systems

Enertec Electronics

$677.000
This figure includes a variety of orders for commercial, telecom, medical, industrial and military off- the-shelf power supplies as well as several orders for standard test equipment for both the commercial and military industry.

COMPETITION

ENERTEC SYSTEMS

Our chief source of competition for Enertec Systems is our clients themselves. Most of our clients have done their own testing systems and core component manufacturing in house. But as their volume of sales start increasing it is easier for us to provide an outsourcing capability for them. Furthermore, as we continue to prove our expertise and our clients allow us to create increasingly complex products for them, we have started to build their trust and are overtaking a lot of the functions that previously they would have produced in house. Outside main competitors that we face are: Chaban Electronics Ltd, Symcotech Ltd, and Rada Electronic Industries ltd.

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

• We have comprehensive experience in power supply test equipment, which enables our sales people to propose the most cost-effective testing solutions

• We maintain a strong technical team that provides solutions to our customers' needs within our target niche.

• Our products are sold in diversified activity fields, namely commercial, industrial, military and medical.

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

EMPLOYEES

As of December 31, 2008, Enertec Electronics had 10 employees and Enertec Systems had 54 employees. All key technical employees must sign a two-year confidentiality agreement and a two-year non-compete agreement, which prohibits our employees, if they cease working for us, from directly competing with us or working for our competitors. However, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, such as the secrecy of a company's confidential commercial information or its intellectual property. We may not be able to demonstrate that harm would be caused to us, and therefore, may be unable to prevent our competitors from hiring and benefiting from the expertise of our former employees. None of our employees are subject to a collective bargaining agreement. We do not employ any supplemental benefits or incentive arrangements for our officers or employees. All of our employees are full-time. Management considers its employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and Development costs totaled approximately$143,000 and  $244,000 for the twelve months ended December 31, 2008 and 2007, respectively, which equates to approximately  1.4% and 2.5% of revenues, respectively, for both periods. These expenditures have adequately satisfied our research and development requirements.

The decrease of our R&D expenditures as compared to 2007 is a result of allocating of larger percentage of our engineering resources to the task of making progress in the design of the long term projects and big military programs which incorporated the technologies developed during previous years.

SEASONAL ASPECTS OF OUR BUSINESS

The sales of military products experience seasonal variations this is due to the fact that the Israeli Ministry of Defense frequently delays the release of budgets near the end of the fiscal year. Therefore, new orders to the military industry are delayed, leading to delays of orders to the local subcontractors. When this happens, it negatively affects the sales volume of the 1st quarter of the year. In addition, some of our customers push for increased deliveries during the last weeks of the year in order to fulfill contractual delivery obligations to their customers and also to show better business results. This often causes an upward spike in our fourth quarter sales.

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

ITEM 1A RISK FACTORS

NOT APPLICABLE

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES.

We currently maintain plants in both Haifa and Carmiel. We have no plans to secure more space, as we believe both locations are suitable for our needs.

Our Haifa plant is 400 square meters and includes a production hall and management offices. We lease this property for $32,008 per annum from Mund Holding Limited, an entity wholly owned by our President and Chief Executive Officer, Harry Mund. We entered into this lease in January 2001. The Haifa plant houses the headquarters and accounting offices, the imports department, sales and administration employees, application engineers, and a service laboratory. This plant is suitable for our present and near future needs. There is enough space to accommodate an additional two to four sales engineers, if needed. This space is also used to sell standard power supplies products.

Our Carmiel plant is 800 square meters and also includes a production hall, with a research and development and engineering facility for our Systems Division. The Carmiel property is leased at $52,344 per annum. We use the Carmiel plant for manufacturing. It houses engineers, software programmers, electronic hardware designers, mechanical designers, and electronic and mechanical assembly personnel. It consists of office rooms for one to three people, and contains one room for electronics assembly, one for mechanical assembly, and two for final testing of finished products. The Systems Division manufactures its customized products in this facility, and accordingly, it is not a plant for high volume production. It is located in the Carmiel industrial area, and is in close proximity to many of our Systems Division clients. Every engineer has individual workstations, which contain computers that are inter-connected by our own local network for fast communication. The plant has been updated to satisfy all our present and near future needs. In this facility, there is space for five additional offices, which would accommodate approximately 15 more people, and the existing assembly rooms could accommodate eight to ten additional workers.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITES.

MARKET INFORMATION

Our common stock began quotation on the OTC Bulletin Board on June 1, 2004 under the symbol LPST.OB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter Ended March 31	$.20	$.20	$1.11	$1.01
Second Quarter Ended June 30	$.20	$.20	$1.10	$1.10
Third Quarter Ended September 30	$.20	$.20	$1.10	$0.80
Fourth Quarter Ended December 31	$.20	$.20	$.85	$.20

HOLDERS

As of February 23, 2009, we had 6,483,000 shares of common stock outstanding and such shares were held by approximately 42 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2008,  we did not issue any securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6. SELECTED FINANCIAL DATA.

NOT APPLICABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at Dec 31, 2008 has increased compared to the cash balance at Dec 21,2007. As of December 31, 2008, our cash balance was $763,000 as compared to $133,000  at December 31, 2007. Total current assets at December 31, 2007 were $10,043,000 as compared to $9,450,000 at December 31, 2007. The increase in current assets is mainly due to the increase in cash balance and the increase in inventories partly offset by the decrease in accounts receivables.

Our accounts receivable at December 31, 2008 were $4,884,000 as compared to $5,414,000  at December 31, 2007. This decrease is a result of improved payment terms of certain large orders during Dec 2008 resulting in an increased cash balance.

 As of December 31, 2008 our working capital was $1,706,000 as compared to $1,715,000  at December 31, 2007. The minor decrease in the working capital is mainly due a larger increase in the total liabilities than the increase in the total current assets.

Bank Leumi and Bank Hapoalim have extended us a combined total loan  of $5,621,000 as of December 31, 2008, as compared to $5,716,000 as of December 31, 2008. This debt is made up of a number of different components: short-term debt, long-term debt and in the form of lines of credit, which we use from time to time to satisfy our temporary cash flow needs. Bank Leumi has provided us with $3,457,000 of total debt based on our pledge of our working capital and customers' receivables and by the pledge of some of the financial assets of our president, Harry Mund. Bank Hapoalim has provided us with $2,164,000 of total debt based on the pledging of some of the financial assets of Mr. Mund. Mr. Mund has personally on deposit with our banks, monies in excess of $2,500,000 which he has pledged as collateral against our bank debt.

The current portion of our term loans at December 31, 2008 consisted of $197,000 as compared to $200,000  at December 31, 2007. Our total short-term loans consisted of $4,124,000 of short-term loans and $197,000 of current portion of long-term debt broken down as follows:

 $401,000 due January 2009, $517,000 due February 2009, $819,000 due March 2009, $905,000 due May 2009, $830,000 due July 2009, $504,000 due Nov 2009, $345,000 due Dec 2009.

At December 31, 2008, our total bank debt was $5,621,000 compared to $5,716,000 at December 31, 2007. These funds were borrowed as follows:

$4,321,000 which includes the current portion of long term debt, as various short term bank loans due through 2009, $52,000 of long-term debt due March 2010 and $1,248,000 borrowed using our bank lines of credit. As a result, we decreased the amount borrowed for the year ended December 31, 2008 by $95,000 from $5,716,000. The decrease in bank debt is mainly due to the decrease in accounts receivable.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of December 31, 2008, we are current with all of our bank debt and compliant with all the terms of our bank debt.

At December 31, 2007, the Company had receivables from Mr. Mund, our Chief Executive Officer and President, in the amount of $49,000. As of Dec 31, 2008, Mr Mund had $13,000 receivables from the company.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2007

For the fiscal year ended December 31, 2008, we had total revenue of  $10,464,000 as compared to revenue of $9,642,000 for the fiscal year ended December 31, 2007. The increase  in revenue of $822,000, or 8.5 % is mainly due to to increase in military business partly offset by a decrease in the commercial business.

1. The increase in revenues of the military business is the result of:

1.1. The overall improvement of the military market resulting in an increase in sales to this sector.

1.2. Several military projects for which we have received orders during previous years entered production stage resulting in higher number of units delivered to the customers.

2. The decrease in USD/Shekel exchange rate, since part of the sales are Shekel related: The average USD/shekel exchange rates decreased by 12.7 % from 4.108 the average for 2007 to 3,588 the average for 2008.

Gross profit totaled $2,912,000 for the fiscal year ended December 31, 2008 as compared to $2,538,000 for the fiscal year ended December 31, 2007, an increase of $374,000 or 14.7%. The increase in gross profit is mainly due to the increase in sales. Gross profit as a percentage of sales for the fiscal year ended December 31, 2008 was 27.8 % as compared to 26.3% for the fiscal year ended December 31, 2007. The increase in gross profit as a percentage of sales is mainly a result of several sales having been repeat orders to our customers with higher profit margin.

Total operating expenses are comprised of R&D costs, selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2008 and 2007 were $2,180,000 and $1,782,000 respectively, an increase of $398,000 or 22.3%. The increase in operating expenses is attributable to the following factors:

•	Decrease in R&D spending of $101,000 and an increase in G&A expenses of $498,000 mainly due to increased professional services expenses and the decrease in USD/Shekel exchange rate

We experienced a profit of $171,000 in the fiscal year ended 2008 compared to a profit of $97,000 in the fiscal year ended December 31, 2007. This increase in net income in the amount of $74,000 or 76.3% is mainly due to the increase of $374,000  in gross profit and decrease in provision for income taxes of  $217,000 partly offset by the increase in operating expenses of $398,000,the increase in interest expenses of $74,000 and the increase in minority interest of $45,000.

As detailed in this annual report, our business is comprised of Enertec Electronics which derives its revenues from the commercial arena and Enertec Systems, which derives its revenues from the military arena.

For the fiscal year ended December 31, 2008, Enertec Electronics' revenue, costs of sales and gross profits were $2,927,000, $2,037,000 and $890,000 respectively and $3,392,000, $2,640,000 and  $752,000 for the fiscal year ended December 31, 2007. Revenue decreased $465,000 or 13.7 % due to the overall market slow down during 2008 resulting in a decrease of sales of our customers to this sector and this trend is reflected in our sales to our customers.

Costs of sales decreased approximately by $603,000 or 22.8%.  Gross profit increased by $138,000 or 18.4 % mainly due to a higher decrease in cost of sales than the decrease in the revenues during 2008 since most of the sales have been repeat orders to our customers.

For the twelve months ended December 31, 2008, revenues, costs of sales and gross profits from Enertec Systems 2001 were $7,537,000, $5,516,000 and $2,021,000, respectively and $6,250,000, $4,464,000 and $1,786,000  respectively for twelve months ended December 31, 2007. Revenue increased by  $1,287,000 or 20.6 % as a result of the successful penetration to new customers with new products ,the entering into production stage of several products introduced during the previous years and the decrease of  12.7 % in the USD/shekel exchange rates since part of the sales are Shekel related.

Cost of sales increased approximately $1,052,000 or 23.6 % mainly due to the increase in sales.

Gross Profit increased by $235,000 or 13.2 % mainly due to the increase in sales.

As of December 31, 2008, we had two customers that accounted for approximately 75.9% of accounts receivable. For the years ended December 31, 2008 and 2007, approximately 63.4% and 60.6% of our sales were to two customers respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2008 and 2007 revenue relating to service contracts is less than one percent of net sales and the financial instruments are  at fair value.

Research and Development Costs - Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist mainly of salaries. Research and development cost for the years ended December 31, 2008 and 2007 were approximately $143,000 and $244,000 respectively.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2008 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2008. The carrying value of the long-term debt approximate fair value at December 31, 2008 based upon debt terms available for companies under similar terms.

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

ITEM 7A QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A. CONTROLS AND PROCEDURES.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 9B. OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Name	Age	Position
Harry Mund	61	Chairman of the Board, Chief Executive Officer,
		President and Secretary

Miron Markovitz	61	Director, Chief Financial Officer and Principal
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

DIRECTOR COMPENSATION:

During 2008, our directors did not receive any compensation for serving on our board.

SIGNIFICANT EMPLOYEES

The following is a brief description of the business experience of each of our significant employees:

ZVI AVNI, age 47, was the System Division Manager for our subsidiary, Enertec Electronics Limited, from February 1997 to January 2002. His responsibilities included the design and manufacture of automatic test systems. Mr. Avni has 18 years of experience with ATE systems for the military market and worked at Elbit Systems for 12 years as an ATE group leader. Since January 2002, Mr. Avni has worked for Enertec Systems 2001 Ltd., which is owned by Enertec Management Limited 73 % and Harry Mund (27%) and continues to be responsible for the design and manufacture of the Automatic Test Systems and military systems. Mr. Avni graduated from Haifa Technion Institute of Technology in 1982 and earned a degree as a Practical Electronic Engineer.

YAAKOV OLECH, age 59, has been employed by our subsidiary, Enertec Electronics Limited, since March 1991. Mr. Olech is head of our customer service electronic lab and technical support, providing after-sales customer support and repair services for products under warranty or by utilizing service contracts for repair of power supplies. He attended Radiotechnical Institute, Minsk, USSR from 1976 to 1979 and has earned a Master in Science in electronic engineering.

DR. ALEXANDER VELICHKO, age 62, has 28 years of experience as leading research and development engineer and head of the research and development group at several companies. From 1981 to 1990, he was a lecturer of electronics and automation at the Engineering Institute, Karatau, Kazahtan. From 1990 to 1999, Dr. Velichko was chief engineer of the Laboratory of Electronics and Automatization Karatau, Kazakhtan, responsible for development of compact analog/digital measurement devices. Since February 2000 he has been Enertec Electronics Limited's chief scientist and head of research and development. Dr Velichko is responsible for the design of custom-made power supplies. He earned a PhD in Automatic Control at the Moscow Institute of Mining, which he attended from 1964 to 1969, and earned a Master in Science at Tomsk Institute of Electronic Engineering.

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

EMPLOYMENT AGREEMENTS

We are not party to any employment agreements.

AUDIT COMMITTEE

Our Board of Directors acts as our audit committee.  We do not have an audit committee financial expert because we have not been able to identify a suitable nominee to serve as an audit committee financial expert.

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

CHANGES IN NOMINATING PROCESS

None.

Outstanding Equity Awards at December 31, 2008

The Company did not have any equity awards outstanding as of December 31, 2008.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

We do not have affiliated persons required to file reports under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2008 and 2007 for our principal executive officer. No executive officer other than Mr. Mund received total annual compensation in excess of $100,000, during fiscal 2008 and 2007.

Name and Principal Position	Year	Salary $	Bonus $ (3)	Stock Awards $	Option Awards $ (5)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $
Harry Mund	2008	$387,050						$18,484		$405,534
Chief Executive Officer and President	2007	$315,076	—	—	—	—	—	$21,473	*	$336,549

* Represents compensation in lieu of accrued vacation and recreation days pursuant to Company policies. In Israel it is customary to offer financial compensation in lieu of vacation and recreation days (days set aside for employees to enjoy recreational activities)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of February 23, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) our executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The address for each of the below persons is c/o Enertec Electronics Limited, 27 Rechov Ha'Mapilim, Kiriat Ata, Israel, P.O. Box 497, Kiriat Motzkin 26104, Israel.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership *
Harry Mund	4,750,000	73.3%
Miron Markovitz	9,000	** %
Zvi Avni	1,000,000	15.4%

All Directors and Executive Officers
as a Group (2 persons)	4,759,000	73.44%

*
Applicable percentage ownership is based on 6,483,000 shares of common stock outstanding as of February 23, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of February 23, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 23, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

*	Less than 1% of the outstanding shares of common stock

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our management believes the terms of each of the below transactions are at least as favorable as could be obtained from unrelated third parties.

During 2001, our subsidiary Enertec Electronics Limited sold a building to Mund Holding Limited, an entity wholly owned by Harry Mund, our Chief Executive Officer and President, for approximately $170,320. An independent appraiser and governmental body, The Capital Gains Authority, determined the sale price. The building was paid in part with cash in the amount of $93,245, and the balance by a non-interest bearing loan. There are no written agreements setting for the repayment terms. The parties have orally agreed that the amount outstanding is due on demand. As of December 31, 2008, the loan was fully repaid.

Enertec Electronics rents the building's office and manufacturing space from Mund Holding Limited for  $32,008 annually for twenty-four months ending December 31, 2009.

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

Neither of our directors are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVIES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K and Form 10-KSB, and for other services normally provided in connection with statutory filings were $20,492 and $17,568  for the years ended December 31, 2008 and 2007, respectively.

AUDIT-RELATED FEES

We incurred fees of $43,600 and $40,000 for the years ended December 31, 2008 and 2007, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $2,000 and $1,750 for the years ended December 31, 2008 and December 31, 2007, respectively. The services for which such fees were paid consisted of filing our tax returns for 2008 and 2007.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2008 and December 31, 2007.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Our Board of Directors acts as our audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

ITEM 15. EXHIBITS, FINACIAL STATEMENTS AND SCHEDULES.

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

LAPIS TECHNOLOGIES, INC.

Date: March 31, 2009	By:	/s/ Harry Mund
Harry Mund Chief Executive Officer Principal Executive Officer

Date: March 31, 2009	By:	/s/ Miron Markovitz
Miron Markovitz Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Mund	Chief Executive Officer and Chairman of the Board	March 31, 2009
Harry Mund

/s/ Miron Markovitz	Director, Chief Financial Officer and Principal Accounting Officer	March 31, 2009
Miron Markovitz

Independent Auditors' Report

To the Stockholders' and the Board of Directors of
Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Lapis Technologies, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gvilli and Co.
Gvilli & Co.
March 30, 2009
Casarea,  Israel

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$763	$133
Accounts receivable	4,884	5,414
Inventories	4,305	3,736
Prepaid expenses and other current assets	91	118
Due from stockholder	-	49

Total Current Assets	10,043	9,450

Property and equipment, net	202	267
Deferred income taxes	20	20

	$10,265	$9,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1,248	$1,362
Short term bank loans	4,124	3,907
Current portion of term loans	197	200
Accounts payable and accrued expenses	2,660	2,361
Due to affiliates	79	(97)
Due to stockholder	13
Income taxes payable	16	2

Total Current Liabilities	8,337	7,735

Term loans, net of current portion	52	247
Severance payable	190	176

	8,579	8,158
Commitments and contingencies

Minority interest	501	448

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000 shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive loss	108	92
Retained Earnings	993	955

Total Stockholders' Equity	1,185	1,131

	$10,265	$9,737

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Years Ended
	December 31,
	2008	2007
Sales	$10,464	$9,642
Cost of sales	7,552	7,104

Gross profit	2,912	2,538

Operating Expenses:
Research and development expenses	143	244
Selling expenses	194	193
General and administrative	1,843	1,345

Total operating expenses	2,180	1,782

Income from operations	732	756

Other Income (Expense):
Interest expense, net	(493)	(419)
Other income	-	-
Foregiveness of debt

Total other income (expense)	(493)	(419)

Income before provision for income taxes and minority interest	239	337

Provision for income taxes	17	234
Minority interest	(51)	(6)

Net income (loss)	$171	$97

Basic net income (loss) per share	$0.03	$(0.00)

Basic weighted average common shares outstanding	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(In Thousands, Except Share Amounts)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Retained	Stockholders'	Comprehensive
	Shares	Amount	Paid-in Capital	Loss	Earnings	Equity	Income
Balance, January 1, 2006	6,483,000	6	78	(120)	942	906

Foreign currency translation adjustment				90	15	105	$105

Net income (loss)					(115)	(115)	(115)

Balance, 12-31-06	6,483,000	6	78	$(30)	$842	$896	$(10)

Foreign currency translation adjustment				122	16	138	$138

Net income (loss)					97	97	97

Balance, 12-31-07	6,483,000	6	78	92	955	1,131	$235

Foreign currency translation adjustment				16	(133)	(117)	$(117)

Net income (loss)	-	-	-	-	171	171	171

Balance, 12-31-08	6,483,000	$6	$78	$108	$993	$1,185	$54

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$171	$97
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	111	144
Minority interest	53	34
Gain on sale of property and equipment	-	-
Deferred income tax	-	2
Change in operating assets and liabilities:
Accounts receivable	530	(737)
Inventories	(569)	(767)
Prepaid expenses and other current assets	27	288
Accounts payable and accrued expenses	342	(493)
Income taxes payable	14	2
Severance payable	14	92

Net cash used in operating activities	693	(1,338)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	-
Purchase of property and equipment	(46)	(112)
(Increase) decrease in due from stockholder	62	(59)
(Increase) decrease in due from affiliates	16	(161)

Net cash (used in) provided by investing activities	32	(332)

Cash flows from financing activities:
Increase (decrease) in bank line of credit, net	(114)	(127)
Proceeds from long term debt	7,568	6,227
Repayment of long-term debt	(7,550)	(4,523)

Net cash provided by financing activities	(95)	1,577

Effects of exchange rates on cash	-	219

Increase (decrease) in cash	630	126
Cash, beginning of period	133	7

Cash, end of period	$763	$133

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$493	$419
Income taxes	$28	$98

Supplemental disclosure of non-cash financing activities:
Common stock issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements present the results of operations of the Company for the years ended December 31, 2008, 2007 and 2006 and their wholly owned subsidiary Enertec Electronics Ltd. and their ownership interest in Enertec Systems 2001 Ltd.  All material intercompany accounts and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2008
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For the purpose of the statement of cash flows the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Allowance for Doubtful Accounts

The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2008 the Company has not recorded an allowance for doubtful accounts.

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
DECEMBER 31, 2008
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

Warranty Reserves

The Company includes a one-year warranty on all products sold.  A provision for estimated warranty costs, if material, is recorded at the time of sale.  Based upon historical experience the Company has not incurred material costs relating to its warranty and has therefore not recorded a warranty provision at December 31, 2008

Revenue Recognition and Customer Deposits

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year.  For the years ended December 31,2008, 2007 and 2006 revenue relating to service contracts is less than one percent of net sales.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Costs.”

Stock Based Compensation

Effective January 1, 2003 the Company adopted the fair method value alternative of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  For the years ended December 31, 2008, 2007 and 2006 the Company did not issued any stock options.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and Development Costs

Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries.  Research and development cost for the years ended December 31, 2008, 2007 and 2006 were approximately $143, $ 244 and $399, respectively.

Earnings per Share

The Company presents basic earnings per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 “Earnings per Share” (“SFAS 128”).

Under SFAS 128 basic net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares outstanding during the year.  Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year.  Common stock equivalents would arise from the granting of stock options.  For the years ended December 31, 2008, 2007 and 2006 the Company did not grant any stock options.  Diluted earnings per share is not included as it is the same as basic for all periods shown.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.  Management believes that there is no impairment of long-lived assets at December 31, 2008.
Minority Interest

Minority interest represents the minority stockholders' proportionate share of the equity of the Company's subsidiary at December 31, 2008.  The minority interest is adjusted for the minority's share of the earnings or loss of Systems.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2008 because of the relatively short maturity of the instruments.  The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2008.  The carrying value of the long-term debt approximate fair value at December 31, 2008 based upon debt terms available for companies under similar terms.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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
DECEMBER 31, 2008
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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements),” that changes requirements for the accounting for and reporting of a change in accounting principle.  This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006). Early adoption is permitted.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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
DECEMBER 31, 2008
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

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

Management  does  not  believe  that  any other recently  issued, but not  yet effective accounting  pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories consist of the following at December 31, 2008:

Raw materials	$955
Work in process	3,075

Finished goods	275

$4,305

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008

Leasehold improvements	$123

Machinery and equipment	15

Furniture and fixtures	60

Transportation equipment	252

Computer equipment	594

1,044

Less accumulated depreciation and amortization	842

$202

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(In Thousands, Except Share and Per Share Amounts)

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2008	2007	2006

Current:	-
Foreign	$17	$234	$134
Deferred:
Foreign	$-	$-	$-

Total provision for income taxes	$17	$234	$134

NOTE 6 - INCOME TAXES – (continued)

At December 31, 2008 the Company has a net operating loss carryforward of approximately $308 which may be utilized to offset future taxable income for United States Federal tax purposes. This net operating loss carryforward begins to expire in 2022.  The only timing difference which creates a deferred tax asset is the net operating loss carryforward.  This net operating loss carryforward creates a deferred tax asset of approximately $10.  Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

Deferred tax assets are classified as current or non-current, according to the classification of the related asset or liability for financial reporting.  At December 31, 2008 the Company’s wholly owned Israeli subsidiary has a deferred tax asset of approximately $20, due to timing differences relating to severance payable. The Israeli subsidiary has not recorded a valuation allowance as it is more likely than not that the timing differences will be utilized.

The following is a summary of the components of non-current deferred tax assets at December 31, 2008:

Severance payable	$20
Net operating loss carryforward	308
Valuation allowance	(308)

Deferred tax assets	$20

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(In Thousands, Except Share and Per Share Amounts)

NOTE 6 - INCOME TAXES - continued

Differences between the United States Federal statutory income tax rate and the effective tax rate are as follows for the years ended December 31:

	2008	2007	2006
Federal statutory rate	34.0%	34.0%	34.0%
Valuation Allowance	(34.0)	(34.0)	(34.0)
Effect of foreign taxes	7.0	69.0	239.0
	7.0	69.0	239.0

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2008:

Bank line of credit due December 31, 2008 at 6.7% per annum	$1,248
Short-term bank loans, payable within twelve months at rates
ranging from5.5% per annum and 7.5% per annum	4,124
Long Term loans, due between January 2008 and March 2010
at rates ranging from 7.25%per annum and 8.15% per annum	249

5,621
Less current portion of term loans	5,569

$52

The Company has pledged its accounts receivables as collateral against its long term debt, which is payable to one financial institution.  In addition, the president has guaranteed personal assets, as defined in the agreement, against the Company’s long term debt.

The aggregate maturities of long-term debt are as follows at December 31, 2008

Year Ended

2009	$4,321
2010	52
$4,373

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(In Thousands, Except Share and Per Share Amounts)

NOTE 8 - SEVERANCE PAYABLE

Severance payable represents amounts computed on employees’ most recent salary and the number of years working in Israel. The Company’s liability is partially offset by amounts deposited to insurance policies, which are under the company’s control.

NOTE 9 – STOCK OPTION PLAN

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

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(In Thousands, Except Share and Per Share Amounts)

NOTE 9 – STOCK OPTION PLAN - continued

The option price for shares issued under the non-statutory stock options shall be determined at the sole discretion of the Board of Directors, but may not be less than 85% of the fair market value of the may be of such duration as shall be determined by the Board of Directors.

NOTE 10 – RELATED PARTIES

Due to Stockholder

At December 31, 2008 the majority stockholder had advanced the Company of $13 that accrue interest at 4% per annum.  These advances are repayable within the next twelve months.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(In Thousands, Except Share and Per Share Amounts)

NOTE 11 – RELATED PARTIES - continued

Due from Affiliate

During 2001 the Company entered into a sale-leaseback transaction with an entity owned by the majority stockholder of the Company.  The Company sold a building for approximately $170 and received approximately $113 in cash and a note receivable for $57, which was paid in full during the year ended December 31, 2003.  No gain or loss was recorded on this transaction, as the book value of the building equaled the fair market value.  The Company has agreed to exercise its option to rent this property through December 31, 2008 at approximately $32 annually with an option to renew the lease for an additional two years ending December 31, 2010  This lease has been classified as an operating lease.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases certain office and manufacturing space under two non-cancellable operating leases expiring at December 31, 2010 and March 31, 2010.  Rent expense, including municipal taxes and utilities associated with the leases approximated $84 and $65, respectively, for the years ended December 31, 2008 and 2007.

At December 31, 2008, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

Year Ending
December 31:

2009	$84

Legal proceedings

A Customer has brought an action in the Tel Aviv District Court for an unspecified monetary amount against one of the Company’s suppliers, a subcontractor of the supplier and Enertec, alleging that the materials supplied were defective and caused the Customer to replace the materials at a substantial financial expense.  Enertec filed a defense claim that there is no cause of action against them as Enertec is only the local Israeli sales representative and did not make any implied or express representation or warranty to the Customer regarding the suitability of its materials

During the year 2006 the plaintiff withdrew its action against Enertec Electronics

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(In Thousands, Except Share and Per Share Amounts)

NOTE 12 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $100 in the United States.  Management has placed these funds in high quality institutions in order to minimize the risk.  Cash held in Israel at December 31, 2007 was $ 133 and at December 31, 2008 was $763

As of December 31, 2008, we had two customers that accounted for approximately 75.9% of accounts receivable. For the years ended December 31, 2008, 2007 and 2006 approximately 63.4%, 60.6% and 43% of our sales were to two customers respectively.

NOTE 13- SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company's assets in different geographic locations at December 31, 2008 is shown below pursuant to the provisions of SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”

Total assets:
Israel	$9,228
United States	1,037

$10,265

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(In Thousands, Except Share and Per Share Amounts)

NOTE 14 – SUBSEQUENT EVENT

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
:
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