Form 10-Q
period 2009-03-31
LAPIS TECHNOLOGIES INC
filed 2009-05-15
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

COMMISSION FILE NUMBER 000-10690

LAPIS TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 W 34 Street, Suite 1008, New York, NY 10001
(Address of principal executive offices)(Zip code)

Issuer's telephone number: (212) 937-3580

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2009, there were 6,483,000 outstanding shares of the Registrant's Common Stock, $.001 par value.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEET
 (In Thousands, Except Share Amounts)

March 31,
2009
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$778
Accounts receivable	3,410
Inventories	3,851
Prepaid expenses and other current assets	48
Due from stockholder	-

Total current assets	8,087

Property and equipment, net	170
Deferred income taxes	18

$8,275

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$896
Short term bank loans	3,812
Current portion of term loans	-
Accounts payable and accrued expenses	1,867
Due to stockholder	-
Due to affilliates	79
Income taxes payable	-

Total current liabilities	6,654

Term loans, net of current portion	1
Severance payable	173

Total liabilities	6,828

Commitments and contingencies

Minority interest	495

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-
Common stock; $.001 par value, 100,000,000 shares authorized, 5,483,000 shares issued and outstanding	6
Additional paid-in capital	78
Accumulated other comprehensive income (loss)	(210
Retained Earnings	1,078

Total stockholders' equity	952

$8,275

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Three Months Ended
	March 31,
	2009	2008
Sales	$2,119	$2,401
Cost of sales	1,576	1,907

Gross profit	543	494

Operating expenses:
Research and development expenses	21	22
Selling expenses	25	7
General and administrative	304	555

Total operating expenses	350	584

Income from operations	193	(90)

Other income (expense):
Interest expense, net	(79)	(117)

Income (loss) before provision for income taxes and minority interest	114	(207)

Provision for income taxes		-
Minority interest	28	(7)

Net income (loss)	86	(200)

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(318)	102

Comprehensive (loss) income	$(232)	$(98)

Basic net income (loss) per share	$0.01	$(0.03)

Basic weighted average common shares outstanding	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$86	$(200)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34	32
Minority interest	(6)	20
Gain on sale of property and equipment		-
Deferred income tax	2	(1)
Change in operating assets and liabilities:
Accounts receivable	1,474	193
Inventories	454	(544)
Prepaid expenses and other current assets	43	(12)
Accounts payable and accrued expenses	(911)	443
Income tax payable	(16)	(2)
Severence payable	(17)	14

Net cash provided by (used in) operating activities	1,143	(57)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(38)
Increase in due to affilliates	(39)	(19)
Increase in due to stockholder	(13)	(107)

Net cash used in investing activities	(54)	(164)

Cash flows from financing activities:
Increase (decrease) in bank line of credit, net	(664)	36
Proceeds from long term debt	-	1,282
Repayment of long-term debt	(248)	(912)

Net cash (used in) provided by financing activities	(912)	406

Effects of exchange rates on cash	(162)	203

Increase (decrease) in cash	15	388
Cash, beginning of period	763	133

Cash, end of period	$778	$521

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$79	$117
Income taxes	$6	$10

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2009

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

NOTE 2 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.

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
MARCH 31, 2009

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
MARCH 31, 2009

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROVISION FOR INCOME TAXES –

The income tax expense for the three months ended March 31, 2009 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its subsidiaries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such statements should not be regarded as a representation by Lapis Technologies, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors," included in our Registration Statement on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview.

We were formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. and have filed two certificates of amendment changing our name to Opal Technologies, Inc. and then to Lapis Technologies, Inc. We conduct operations in Israel through our wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, of which we have a 73% equity interest. We are manufacturers and distributors of various military and airborne systems, simulators, automatic test equipment (ATE), electronic components and products related to power supplies, converters and other power conversion products.

Liquidity and Capital Resources

As of March 31, 2009, our cash balance was $778,000 as compared to $521,000 at March 31, 2008. Total current assets at March 31, 2009 were $8,087,000 as compared to $10,220,000 at March 31, 2008.  The decrease in current assets is mainly due to the decrease in accounts receivable and inventories partly offset by the increase in cash balance.

Our accounts receivable at March 31, 2009 was $3,410,000 as compared to $5,221,000 at March 31, 2008. The change in accounts receivable is primarily due to improved payment terms of several orders and the increase in USD/Shekel exchange rate since most of the receivables are in Shekels. The USD/Shekel exchange rate increased by 17.94% from 3.535 as of March 31, 2008 to 4.188 as of March 31, 2009.

As of March 31, 2009 our working capital was $1,433,000 as compared to $1,610,000 at March 31, 2008. The decrease in working capital is mainly due to a larger decrease in current assets than the decrease in current liabilities.

There was no current portion of long-term debt at March 31, 2009 as compared to $217,000 as of March 31, 2008.

At March 31, 2009 our total bank debt was $4,709,000 as opposed to $6,122,000 at the end of March 31, 2008. These funds were borrowed as follows: $3,812,000 as various short term bank loans due through 2010, $1,000 of long term debt due through 2010 and $896,000 using our bank lines of credit. As a result, we decreased the amount borrowed for the three-month period ended March 31, 2009 by $1,413,000. The decrease in bank debt is mainly due to the decrease in accounts receivable and the increase in USD/Shekel exchange rate since the loans are in Shekels. The USD/Shekel exchange rate increased by 17.94% from 3.535 as of March 31, 2008 to 4.188 as of March 31, 2009.

As of March 31, 2009, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues for the three months ended March 31, 2009 were $2,119,000 as compared to $2,401,000 for the three months ended March 31, 2008.  This represents a decrease of $282,000 or 11.7% comparing the two periods. The decrease in revenue for the three months ended March 31, 2009 is mainly the result of the increase in USD/Shekel exchange rate. The average USD/Shekel exchange rate increased by 12% from 3.623 as of March 31, 2008 to 4.058 as of March 31, 2009. The increase in the revenues of the military business was offset by the decrease in the revenues in the commercial field.

Gross profit increased by $49,000 or 9.9%, to $543.000 for the three months ended March 31, 2009 as compared to $494,000 for the three months ended March 31, 2008. The increase in gross profit is primarily the result of  a higher decrease in cost of sales as compared to the decrease in sales.

Gross profit as a percentage of sales for the three months ended March 31, 2009 was 25.6% as compared to 20.6% for the three month ended March 31, 2008. The increase in gross profit as a percentage of sales is mainly a result of the increase in sales of serial production products in the military field. Serial production products have higher profit margin.

For the three months ended March 31, 2009, Selling, General and Administrative expenses totaled $350,000.  This was a decrease of $234,000 or 40.1% as compared to the same period 2008. The decrease in selling, general and administrative expenses is mainly a result of the decrease in professional services expenses and the increase in USD/Shekel exchange rate.

For the three months ended March 31, 2008, Research and Development expenses were $21,000 as compared to $22,000 for the three months ended March 31, 2008. This represents a decrease of $1,000 or 4.5% comparing the two periods. The decrease in R&D expenses for the three months ended March 31, 2009 is primarily the result of the increase in USD/Shekel exchange rate.

Interest expense was $79,000 and $117,000 for the three months ended March 31, 2009 and 2008, respectively. This was a decrease of $38,000, or 32.5%. The main reason for this decrease was the decrease in total bank debt and the decrease in the interest rate.

Our net profit was $86,000 for the three months ended March 31, 2009 compared to a net loss of $200,000 for the three months ended March 31, 2008. The increase in profitability for the three months ended March 31, 2009 is mainly due to the increase in the gross profit and the decrease in the operating expenses and of the interest expenses.

At March 31, 2009, we had two customers that accounted for approximately 64.2% of accounts receivable. For the three-month periods ended March 31, 2009 and 2008 approximately 70.0% and 52.4% of our sales were to two customers, respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year.  For the three months ended March 31, 2009 revenue relating to service contracts were less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at March 31, 2009 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at March 31, 2009. The carrying value of the long-term debt approximate fair value at March 31, 2009 based upon debt terms available for companies under similar terms.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act of 1934, as amended (the “Exchange Act”) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Security and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Harry Mund, the Company’s Chief Executive Officer (“CEO”) and Miron Markovitz, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended March 31, 2009.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31,  2009.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

LAPIS TECHNOLOGIES, INC.

Date: May 15, 2009	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: May 15, 2009	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer, Chief Accounting Officer and Director