Form 10-Q
period 2009-06-30
LAPIS TECHNOLOGIES INC
filed 2009-08-18
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2009, there were 6,483,000 outstanding shares of the Registrant's Common Stock, $.001 par value.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
Current Assets:
Cash and cash equivalents	$711	$763
Accounts receivable	3,386	4,884
Inventories	3,970	4,305
Prepaid expenses and other current assets	87	91
Due from stockholder	-	-

Total current assets	8,154	10,043

Property and equipment, net	172	202
Deferred income taxes	19	20

	$8,345	$10,265

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$541	$1,248
Short term bank loans	3,926	4,124
Current portion of term loans	-	197
Accounts payable and accrued expenses	1,902	2,660
Due to stockholder	-	79
Due to affilliates	79	13
Income taxes payable	44	16

Total current liabilities	6,492	8,337

Term loans, net of current portion	-	52
Severance payable	185	190

Total liabilities	6,677	8,579

Commitments and contingencies

Minority interest	549	501

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive income (loss)	65	108
Retained Earnings	970	993

Total stockholders' equity	1,119	1,185

	$8,345	$10,265

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME
 (In Thousands, Except Earnings Per Share and Share Amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	$4,332	$5,345	2,213	$2,944
Cost of sales	3,269	4,170	1,693	2,263

Gross profit	1,063	1,175	520	681

Operating expenses:
Research and development expenses	64	54	43	32
Selling expenses	50	15	25	8
General and administrative	618	1,060	314	505

Total operating expenses	732	1,129	382	545

Income from operations	331	46	138	136

Other income (expense):
Interest expense, net	(140)	(245)	(61)	(128)

Income (loss) before provision for income taxes and minority interest	191	(199)	77	8

Provision for income taxes	-	-	-	-
Minority interest	56	17	28	24

Net income (loss)	135	(216)	49	(16)

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	275	(11)	593	(113)

Comprehensive (loss) income	$410	$(227)	$642	$(129)

Basic net income (loss) per share	$0.02	$(0.03)	$0.01	$(0.00)

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$135	$(216)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	43	40
Minority interest	48	65
Gain on sale of property and equipment		-
Deferred income tax	1	(3)
Change in operating assets and liabilities:		-
Accounts receivable	1,498	(450)
Inventories	335	(647)
Prepaid expenses and other current assets	4	20
Accounts payable and accrued expenses	(879)	473
Income tax payable	28	(2)
Severence payable	(5)	26
		-
Net cash provided by (used in) operating activities	1,208	(694)

Cash flows from investing activities:
Purchase of property and equipment	(13)	(45)
Increase in due to affilliates	(50)	(23)
Increase in due to stockholder	-	(16)
		-
Net cash used in investing activities	(63)	(84)

Cash flows from financing activities:
Increase (decrease) in bank line of credit, net	(707)	(168)
Proceeds from long term debt	-	3,407
Repayment of long-term debt	(447)	(2,214)
		-
Net cash (used in) provided by financing activities	(1,154)	1,025
		-
Effects of exchange rates on cash	(43)	192
		-
Increase (decrease) in cash	(52)	439
Cash, beginning of period	763	133
		-
Cash, end of period	$711	$572

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$140	$245
Income taxes	$686	$16

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
JUNE 30, 2009

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

NOTE 2 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008.  The results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.

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
JUNE 30, 2009

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
JUNE 30, 2009

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

Management  does  not  believe  that  any other recently  issued,  but  not  yet effective accounting  pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROVISION FOR INCOME TAXES –

      The income tax expense for the six and three months ended  June 30, 2009 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its subsidiaries.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors," included in our Registration Statement on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.

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

Liquidity and Capital Resources

As of June 30, 2009 our cash balance was $711,000 as compared to $572,000 at June 30, 2008. Total current assets at June 30, 2009 were $8,154,000 as compared to $10,986,000 at June 30, 2008. The decrease in current assets is mainly due to the decrease in accounts receivables and inventories.

Our accounts receivables at June 30, 2009 were $3,386,000 as compared to $5,864,000, at June 30, 2008. This change in accounts receivable is primarily due to decrease in sales, improved payment terms from our customers and increase in USD/shekel exchange rate. The USD/Shekel exchange rate increased by 16.9%, from 3.352 as of June 30, 2008 to 3.919 as of June 30 2009.

As of June 30, 2009 our working capital was $1,853,000 as compared to $1,578,000 at June 30, 2008. The increase in the working capital is due primarily to a smaller decrease in current assets than the decrease in current liabilities.

There was no current portion of short-term loans at June 30, 2009 as compared to $224,000 at June 30, 2008. Our total short-term loans amounted to $3,926,000 for the six month period ended June 30, 2009 as compared to $5,155,000 for the six-month period ended June 30, 2008.

As of June 30, 2009, our total bank debt was $4,467,000 as compared to $6,741,000 at the end of June 30, 2008. These funds were borrowed as follows:

$3,926,000 as various short term bank loans due through 2010 and $541,000 using our bank lines of credit. As a result we decreased the amount borrowed for the six months ended June 30, 2009 by $2,274,000 compared to the same period in 2008. The decrease in bank debt  is mainly due to the decrease in accounts receivables and the increase in USD/Shekel exchange rate since the loans are in shekels. The USD/Shekel exchange rate increased by 16.9%, from  3.352 as of June 30, 2008 to 3.919 as of June 30 2009.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of June 30, 2009, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, management may undertake additional debt or equity financings to better enable Lapis to grow and meet its future operating and capital requirements. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures. There is no assurance that the company will be able to raise additional funds.

Results of Operations

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Revenues for the three and six months ended June 30, 2009 were $2,213,000 and $4,332,000 respectively as compared to  $2,944,000 and $5,345,000, for the three and six  months ended June 30, 2008, respectively. This represents a decrease of  $731,000 or 24.8 % for the quarter ended June 30, 2009 and a decrease of $1,013,000 or 19%, for the six months ended June 30, 2009, when compared to the same periods of 2008.  The decrease in revenues for the three months and the six months period ended June 30, 2009 as compared to the same period of 2008 is mainly the result of the decrease in the revenues of the commercial business and the increase in USD/Shekel exchange rate since the sales are in shekels. The average USD/Shekel exchange rate increased by 15.5% from 3.522 for the six months period ended June 2008 to 4.068 for the period ended June 2009.

Gross profit totaled approximately $520,000 for the quarter ended June 30, 2009 and $1,063,000 for the six months ended June 30, 2009.  For the three and six months ended June 30, 2008, gross profit totaled  $681,000 and $1,175,000 respectively. Comparing the three-month period ended June 30, 2009 to the same period of 2008, gross profit decreased by approximately $161,000, or 23.6%. For the six-month period ended June 30, 2009, gross profit decreased approximately $112,000, or 9.5%, compared to the same period of 2008. The decrease in gross profits is primarily due to the decrease in sales.

Gross profit as a percentage of sales was 23.5% for the three-month period ended June 30, 2009 compared to 23.1% for the same period of 2008 and for the six-month period ended June 30, 2008, was  24.5% as compared to 22% for the same period of 2008.

The  minor increase  in gross profit as a percentage of sales for the three-month period ended June 30, 2009 as compared to the same period of 2008 is a result of lower cost of sales and higher  profit margins for some projects in the military field delivered during the second quarter.

The increase in gross profit as a percentage of sales for the six-month period ended June 30, 2009 as compared to the same period of 2008 is mainly a result of the increase in sales of serial production products in the military field during the first quarter of 2009. Serial production products have lower production cost.

For the three months and six months ended June 30, 2009, operating expenses totaled $382,000 and $732,000 respectively.  This was a decrease of $163,000 (29.9%) and $397,000 (35.2%) when compared to the three and six-month periods ended June 30, 2008.  The decrease in operating expenses for the six-month period as compared to the same period of 2008 is attributable mainly to the decrease in General & Administrative expenses.

Research and Development expenses increased by $11,000 for the three months period and by $10,000 for the six months period ended June 30, 2009 as compared to the same period in 2008. The increase in Research and Development expenses for the three month and six months periods ended June 30, 2009 as compared to the same period in 2008 is mainly the result of the increased manpower resources allocated to R&D during the second quarter of 2009 in order to acquire technical capabilities in the testing of the new generation of missiles.

Selling expenses increased by $17,000 and $35,000 for the three months and six months period ended June 30, 2009 as compared to the same period in 2008. The increase in selling expenses during 2009 as compared to 2008 is due mainly to our increased marketing efforts in order to maintain our market share in the commercial field which became much more competitive during the last year.

The General & Administrative expenses decreased by $191,000 and $442,000 for the three months and six months period ended June 30, 2009 as compared to the same period in 2008. The decrease is mainly due to the decrease in the professional services and the increase in the USD/Shekel exchange rate since the G&A expenses are in Shekels.

Our net profit was $49,000 in the three months ended June 30, 2009 and $135,000 in the six months ended June 30, 2009. This compares to net loss of $16,000 in the three months ended June 30, 2008 and $216,000 in the six months ended June 30, 2008. This represents an increase in net income of $65,000, or 406%, comparing the three months ended June 30, 2009 to the three months ended June 30, 2008, and an increase in net income of  $351,000, or 162.5%, comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

The increase in the net profit for the three-month period ended June 30, 2009 was mainly due to the decrease interest expenses. The decrease in the gross profit was partly offset by the decrease in operating expenses.

The increase in the net profit for the three-month and the six month period ended June 30, 2009 was mainly due to the decrease in the operating and interest expenses partly offset by the decrease in gross profit and the increase in the minority interest.

As of June 30, 2009, we had 2 customers that accounted for approximately 65.3% of the accounts receivable. For the six months ended June 30, 2009, approximately 70.7% of our sales were to 2 customers.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and six months ended June 30, 2009 were $43,000 and $ 64,000, respectively. Research and development costs for the three and six months ended June 30, 2008 were $32,000 and $54,000, respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year.  For the three months ended June 30, 2009 revenue relating to service contracts were less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at June 30, 2009 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at June 30, 2009.  The carrying value of the long-term debt approximate fair value at June 30, 2009 based upon debt terms available for companies under similar terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Security and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Harry Mund, the Company’s Chief Executive Officer (“CEO”) and Miron Markovitz, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended June 30, 2009.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2009.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

LAPIS TECHNOLOGIES, INC.

Date: August 18, 2009	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board

Date: August 18, 2009	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer, Chief Accounting Officer and Director