Form 10-Q
period 2009-09-30
LAPIS TECHNOLOGIES INC
filed 2009-11-13
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2009,  there were 6,483,000 outstanding shares of the Registrant's Common Stock, $.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$337	$763
Accounts receivable	3,848	4,884
Inventories	4,118	4,305
Prepaid expenses and other current assets	659	91
Due from stockholder	-	-

Total current assets	8,962	10,043

Property and equipment, net	188	202
Deferred income taxes	20	20

	$9,170	$10,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of credit	$453	$1,248
Short term bank loans	4,835	4,124
Current portion of term loans	-	197
Accounts payable and accrued expenses	1,989	2,660
Due to stockholder	-	79
Due to affiliates	-	13
Income taxes payable	-	16

Total current liabilities	7,277	8,337

Term loans, net of current portion	-	52
Severance payable	192	190

Total liabilities	7,469	8,579

Commitments and contingencies

Minority interest	576	501

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive income (loss)	28	108
Retained Earnings	1,013	993

Total stockholders' equity	1,125	1,185

	$9,170	$10,265

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	$6,339	$7,613	2,007	2,268
Cost of sales	4,773	5,615	1,504	1,445

Gross profit	1,566	1,998	503	823

Operating expenses:
Research and development expenses	95	100	31	46
Selling expenses	67	124	17	109
General and administrative	932	1,330	314	270

Total operating expenses	1,094	1,554	362	425

Income from operations	472	444	141	398

Other income (expense):
Interest expense, net	(227)	(392)	(87)	(147)

Income (loss) before provision for income taxes and minority interest	245	52	54	251

Provision for income taxes	-	-	-	-
Minority interest	67	40	11	23

Net income (loss)	178	12	43	228

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	37	126	(238)	115

Comprehensive (loss) income	$215	$138	$(195)	$343

Basic net income (loss) per share	$0.03	$0.00	$0.01	$0.04

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$178	$12
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	54	68
Minority interest	75	81
Gain on sale of property and equipment		-
Deferred income tax	-	(2)
Change in operating assets and liabilities:
Accounts receivable	1,036	(732)
Inventories	187	(1,201)
Prepaid expenses and other current assets	(568)	(92)
Accounts payable and accrued expenses	(1,045)	1,172
Income tax payable	(16)	(2)
Severence payable	2	21

Net cash provided by (used in) operating activities	(97)	(675)

Cash flows from investing activities:
Purchase of property and equipment	(40)	(46)
Increase (decrease) in due to affilliates	46	62
Increase (decrease) in due to stockholder	78	(51)

Net cash used in investing activities	84	(35)

Cash flows from financing activities:
Increase (decrease) in bank line of credit, net	(795)	(15)
Proceeds from long term debt	462	5,519
Repayment of long-term debt	-	(4,722)

Net cash (used in) provided by financing activities	(333)	782

Effects of exchange rates on cash	(80)	189

Increase (decrease) in cash	(426)	260
Cash, beginning of period	763	133

Cash, end of period	$337	$393

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$227	$392
Income taxes	$36	$16

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
SEPTEMBER 30, 2009

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

NOTE 2 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008.  The results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.

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
SEPTEMBER 30, 2009

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
SEPTEMBER 30, 2009

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

   Management  does  not  believe  that  any other recently  issued,  but  not  yet effective accounting  pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROVISION FOR INCOME TAXES –

        The income tax expense for the nine and three months ended  September 30, 2009 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its’ income with losses from any of its subsidiaries.

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

Liquidity and Capital Resources

As of September 30, 2009 our cash balance was $337,000 as compared to $393,000 at September 30, 2008. Total current assets at September 30, 2009 were $8,962,000 as compared to $11,686,000 at September 30, 2008. The decrease in current assets is mainly due to the decrease in accounts receivables and work in process & inventories.

Our accounts receivables at September 30, 2009 were $3,848,000 as compared to $6,146,000, at September 30, 2008. This decrease in accounts receivables is primarily due to a decrease in sales, improved payment terms from our customers and increase in USD/Shekel exchange rate. The USD/Shekel exchange rate increased by 9.9% from 3.421 for the nine months period ended September 30, 2008 to 3.758 for the period ended September 30, 2009.

As of September 30, 2009 our working capital was $1,685,000 as compared to $1,777,000 at September 30, 2008. The decrease in the working capital is due primarily to a greater decrease in current assets than the decrease in current  liabilities.

There was no current portion of long-term loans at September 30, 2009 as compared to $225,000 at September 30, 2008. Our total short-term loans amounted to $4,835,000 for the nine month period ended September 30, 2009 as compared to $4,822,000 for the nine-month period ended September 30, 2008.

As of September 30, 2009, our total bank debt was $5,288,000 as compared to $6,498,000 at the end of September 30, 2008. These funds were borrowed as follows:

$4,835,000 as various short term bank loans due through 2010, and $453,000 using our bank lines of credit. As a result we decreased the amount borrowed for the nine months ended September 30, 2009 by $1,210,000 compared to the same period in 2008. The decrease in bank debt is mainly due to the decrease in accounts receivables and the increase in USD/Shekel exchange rate since the loans are in shekels. The USD/Shekel exchange rate increased by 9.9 % from 3.421 for the nine months period ended September 30, 2008 to 3.758 for the period ended September 30, 2009.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of September 30,2 009, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Revenues for the three and nine months ended September 30, 2009 were $2,007,000 and $6,339,000 respectively as compared to  $2,268,000 and $7,613,000, for the three and nine  months ended September 30, 2008, respectively. This represents a decrease of $261,000   or 11.5% for the quarter ended September 30, 2009 and a decrease of $1,274,000 or 16.7%, for the nine months ended September 30, 2009, when compared to the same periods of 2008.  The decrease in revenues for the three-months and the nine months period ended September 30, 2009 as compared to the same period of 2008 is mainly the result of the decrease in the revenues of the commercial business and the increase in USD/Shekel exchange rate since the sales are in shekels. The average USD/Shekel exchange rate increased by 13.6% from 3.512 for the nine months period ended September 30, 2008 to 3.989 for the period ended September 30, 2009.

Gross profit totaled approximately $503,000 for the quarter ended September 30, 2009 and $1,566,000 for the nine months ended September 30, 2009.  For the three and nine months ended September 30,2008, gross profit totaled $823,000 and $1,998,000 respectively. Comparing the three-month period ended September 30, 2009 to the same period of 2008, gross profit decreased by approximately $320,000, or 38.9%. For the nine-month period ended September 30, 2009, gross profit decreased approximately $432,000 or 21.6%, compared to the same period of 2008. The decrease in gross profits is primarily due to the decrease in sales.

Gross profit  as a percentage of sales was 25.1% for the three-month period ended September 30, 2009  compared to 36.3% for the same period of 2008 and for the nine month period ended September 30, 2008, was 24.7% as compared to 26.2% for the same period of 2008.

The  decrease in gross profit as a percentage of sales for the three-month period ended September 30, 2009 as compared to the same period of 2008 is mainly the result of the unusual high figure for gross profit as percentage of sale in the third quarter of 2008.The high figure of gross profit as a percentage of sales for the three-month period ended September 30, 2008 was mainly a result of  lower cost of sales and higher  profit margins for some projects in the military field delivered during the third quarter of 2008.

The decrease  in gross profit as a percentage of sales for the nine-month period ended September 30, 2009 as compared to the same period of 2008 is mainly the result of the decrease in gross profit as a percentage of sales for the three-month period ended September 30, 2009 as compared to the same period of 2008 as elaborated above.

For the three months and nine months ended September 30, 2009, operating expenses totaled $362,000 and $1,094,000 respectively.  This was a decrease of $63,000 (14.8%) and $460 (29.6%) when compared to the three and nine-month periods ended September 30, 2008.The decrease in operating expenses for the three-month period ended September 30, 2009 as compared to the same period of 2008 is attributable mainly to the decrease in research & development and selling expenses partly offset by the increase in general & administrative expenses. The decrease in operating expenses for the nine-month period as compared to the same period of 2008 is attributable mainly to the decrease in general & administrative and selling expenses .

Research and development expenses decreased by $15,000 for the three months period and decreased by $5,000 for the nine months period ended September 30, 2009 as compared to the same period in 2008. The decrease in research and development expenses for the three month and nine months period ended September 30, 2009 as compared to the same period in 2008 is mainly the result of the increase in USD/Shekel exchange rate since the Research and Development expenses are in shekels . The average USD/Shekel exchange rate increased by 13.6% from 3.512 for the nine months period ended September 30, 2008 to 3.989 for the period ended September 30, 2009.

Selling expenses decreased by $ 92,000 and $ 57,000 for the three months and nine months period ended September 30, 2009 as compared to the same period in 2008. The decrease in selling expenses during 2009 as compared to 2008 is mainly due to the reduced selling expense  in the commercial field while operating in the shrinking commercial market of 2009.

The general & administrative expenses increased by $44,000 for the three months period and decreased by $398,000 for the nine months period ended September 30, 2009 as compared to the same period in 2008.The increase for the three month period ended Sept 2009 is mainly due to the increase in the professional services as compared to the same period in 2008. The decrease for the nine month period is mainly due to the decrease in the professional services and the increase in the USD/Shekel exchange rate since the G&A expenses are in Shekels.

Our net profit was $43,000 in the three months ended September 30, 2009 and $178,000 in the nine months ended September 30, 2009. This compares to a net profit of $228,000 in the three months ended September 30, 2008 and $12,000 in the nine months ended September 30, 2008.This represents a decrease in net income of $185,000 or 81.1%, comparing the three months ended September 30, 2009 to the three months ended September 30, 2008, and an increase in net income of $166,000 or 1383.3%, comparing the  nine months ended September 30, 2009 to the nine months ended September 30, 2008.

  The decrease in the net profit for the three-month period ended September 30,2009 as compared to the same period in 2008 was mainly a result of a larger decrease in the gross profit than the decrease in the operating and interest expenses.

   The increase in the profitability for the nine month period ending September 30, 2009 as compared to the same period in 2008 was mainly a result of a larger decrease in the operating and interest expenses than the decrease in the gross profit.

As of September 30, 2009, we had 2 customers that accounted for approximately 64.5% of the accounts receivable. For the nine months ended September 30, 2008, approximately 68.2% of our sales were to 2 customers.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and nine months ended September 30, 2009 were $31,000and $95,000, respectively. Research and development costs for the three and nine months ended September 30, 2008 were $46,000 and $100,000,respectively.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year.  For the three months ended September 30, 2009 revenue relating to service contracts were less than one percent of net sales.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at September 30, 2009 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at September 30, 2009.  The carrying value of the long-term debt approximate fair value at September 30, 2009 based upon debt terms available for companies under similar terms.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Harry Mund, the Company’s Chief Executive Officer (“CEO”) and Miron Markovitz, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2009.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended September 30,  2009.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September  30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

LAPIS TECHNOLOGIES, INC.

Date: November 13, 2009	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: November 13, 2009	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer) and Director