Form 10-K
period 2009-12-31
LAPIS TECHNOLOGIES INC
filed 2010-03-31
CIK 854800

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
(mark one)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIESEXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File No. 333-100979

LAPIS TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

Delaware	27-0016420
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 W. 34 thStreet, Suite 1008, New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)

(212) 937-3580
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol  “LPST” as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board was approximately $344,800.   For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of February 28, 2010, was 6,483,000 shares.

TABLE OF CONTENTS PRINTER PLEASE UPDATE PAGE NUMBERS

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

Enertec Systems, a private Israeli company, is owned by Enertec Management Limited ("Enertec Management") (73%), and Harry Mund (27%), our President and Chief Executive Officer of Enertec Electronics Limited. The Chief Executive Officer of Enertec Systems is Zvika Avni. Enertec Systems commenced operations on January 1, 2002.

ENERTEC ELECTRONICS

Enertec Electronics is responsible for:

•	The marketing and distribution of power supplies and other related power products manufactured by third-party firms that engage us to distribute their products;

Our customers have products that require power supplies. We are contacted by them with their specifications, and based on that data, we provide a standard, or if necessary, a semi-custom or custom, power supply solution. We  provide support to customers from the early stages of product definition and first sampling, through the production stages and up to after-sales support. Examples of products that require power supplies are computers, modems, printers, faxes, telephones, transmitter/receivers for commercial and military communications, , telecom network routers, video-conference routers, cellular telephone transmitters/receivers, television on-routers, internet-routers, medical MRI scanners, x-ray equipment, robots, drivers for electric motors, and industrial control systems.

We have also entered into representative or distribution agreements with various international power supply manufacturers. These manufacturers granted us rights to sell their products in Israel. We solicit sales within Israel and, upon receipt of purchase orders, we contact the supply manufacturers to fulfill such orders.

Enertec Electronics is focusing its efforts almost exclusively on developing its business within the power supplies arena.

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

The International Organization of Standardization ("ISO") designated ISO9001:2000 to apply to organizations that design, develop, produce, install, and service products. ISO expects organizations to apply this model, and to meet certain requirements, by developing a quality control system. ISO9001:2000 is the international standard for quality assurance and quality design. This is the most common worldwide standard and is implemented across all kinds of organizations, including manufacturers, schools and shops. Most customers in our industry insist on doing business with companies that are at least ISO9002:2000 approved, a standard that is less demanding than IS9001:2000. The ISO9002:2000 standard is related mainly to the quality assurance of the manufacturing process, while the higher ISO9001:2000 standard includes both the quality assurance of the manufacturing process component as well as the quality of the design. The ISO9001:2000 standard is important to customers who are placing orders for custom made products.

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

During 2007-2008 we marketed a new line of ruggedized Command and Control mobile stations of modular architecture, allowing adaptation/customization to various applications.. The qualification process was performed during 2007 and 2008 and was completed by the end of 2008. Following the successful qualification the customer has released orders for additional 10 sets scheduled for delivery during 2009-2010. 6 sets have been delivered during 2009 and 4 sets will be delivered during 2010 .

During 2007-2008  we  have introduced a new line of ruggedized mission computers for combat vehicles. We have already delivered several  prototypes to I.A.I. (Israeli Aircraft Industry) who intends to replace their computers previously manufactured in-house and active in the field for many years with updated modern design models from a new outsourced supplier to fulfill IAI's need over the following 5-10 years. These first units that we delivered have successfully passed all qualification and validation tests. As a result of the success of the first prototypes,  we have received new orders for  additional prototypes for three different products delivered during 2007-2009.New orders for 90 pcs have been received during 2009 for delivery during 2010.

We introduced a new line of military grade Power Distribution Units for use in airborne applications, representing an upgraded version of a previous system introduced several years ago which generated  about $800,000 in revenues. The first set was submitted to stringent electrical and environmental qualification tests which were completed in the first quarter of 2007 and further units were delivered during 2007.New orders are expected to be received during 2010-2011.

We introduced a new test system for the helicopter's flight computer and the other helicopter's avionics units.  We have completed the testing with the various units and during 2009 3 systems were first delivered and integrated.  Its successful launch generated new orders for 2 systems for delivery during 2010-2011 and is expected to generate several additional follow up orders  for deliveries during 2010-2012. We introduced a new line of small airborne multiple-output power supply specially designed for attack payloads, based on a proprietary technology that was developed in-house implementing a planar switching transformer which enables further miniaturization and a higher output power to size ratio. This  line has been well received by our customers, and  passed the stringent military screening tests. During 2008-2009, we have delivered about orders in the amount of $ 400,000.

By the end of 2009 we had new orders for additional 130 pcs for delivery during 2010.

The Laser system and driver for Airborne Targeting Pods utilizing laser designation of targets which was originally introduced during 2005 is continuing to be well accepted by our customers. This is a new entry into the field of high-tech, high accuracy and high power military lasers. Our innovative and unique design is based on a state of the art high-power laser diode which provides high accuracy and long range detection and tracking of targets. This project is a turn-key product from the initial electronic and mechanical design up to the production and delivery of the complete system. The first prototypes have been delivered during 2006-2007 and following the successful qualification tests in 2007 we have received new order for additional 25 pcs for delivery during 2008-2009 and we expect to receive additional orders of 50-100 pcs during 2010-2011.

By the end of 2005 we introduced a Simulation and Test System for a highly classified defense project. This technologically complex design is being outsourced for the first time, and so it was very tentative in progress. However, we have already delivered the first batch in December of 2005 resulting in revenues of about $1,250,000 with a record lead-time of 3 months. During 2006 we received an additional order of about $ 1,000,000 which has also been delivered. As a result of our success we expect new orders of about same size each during the following years.

 A Generic Test and Validation System for new anti-tank missiles. This system incorporates state of the art hardware and software designs and is used for the tests and validation of about 30 different modules of the missile. The first systems were ordered in the amount of about $1.4 Million dollars with scheduled delivery of the first unit during 2008. During 2008 we received an additional order for the implementation of upgrades  which was delivered during 2009. This test system for anti-tank missiles could generate orders for a couple of units a year for approximately the next ten years.

 A Control System for airborne attack platforms for naval application. The system receives data from aircrafts and transmits it in real time. The design was based on upgraded versions of previous designs already proven in the field. We have already received our first order for several units scheduled for delivery during 2008. In 2007 we have received a new order from a new customer for delivery during 2008-2010.   During 2008 we have delivered orders in the amount of approximately $ 1,100,000 and about $ 500,000 during 2009.

Generic System for Simulation and Test of multiple stage missiles. This very complex high technology system simulates each stage of the missile and performs a comprehensive suite of tests. The first order for the design was received during 2006, generating revenues of several hundreds of dollars.  During 2008, we have delivered orders in amount of  approximately $ 1,000,000 and during 2009 about $ 500,000.

During 2007, we introduced a new Generic ATE System based on VXI technology for testing air-to-air missiles. The first order has already been received for 15 units which will generate revenues of about $ 2 mill over the following years. The first prototype was completed by the end of 2008 and  during 2009 delivered orders of about $ 200,000.

ENERTEC ELECTRONICS

During 2004, we completed UL safety approvals for a new custom-made power supply. It is implemented in a series of modems for fast network access of data and voice over the IP network. In 2005, 1500 units were ordered, 2,000 units were ordered during 2006, 900 units during 2007, 1000 units during 2008 and 900 units during 2009.

We introduced the first samples of DC/DC converters for military CDU (Command Display Units) in the fourth quarter of 2004. These samples were followed with orders for 1500 pcs which were delivered over the course of 2005, for 1700 pcs delivered during 2006, for 1000 pcs delivered during 2007, for 1000 pcs delivered during 2008 and for 500 pcs delivered during 2009.

During 2004, we entered into a new arena of customized power supplies for fast data networking systems. We customized compact PCI power supplies and received orders for 200 units. This successful launch resulted in more than 200 units in follow-up orders in 2005, 100 pcs during 2006, 100 pcs during 2007. During 2008 and 2009 we have not received new orders.

A compact, and economical optimized cost/performance redundant power supply for data communication application. The first samples were delivered during 2005 and have already resulted in follow up orders of approximately 5000 pcs delivered during 2007-2008 and for 600 pcs for delivery during 2009 and 2010.

We introduced a customized external power supply for military note-book computers which will be installed by our customers to the US military within the army, navy, air-force etc. The first 25 power supplies have already been delivered and successfully passed all the stringent military qualification tests, followed by orders for additional 260 pcs during 2006, 800 pcs during 2007 , 300 pcs during 2008 and 600 pcs during 2009.

In 2006, we introduced a new multiple output customized power supply for outdoor wireless application and have submitted for UL safety approvals. No orders have been received during 2008 and 2009.

In 2006, we introduced a line of 150W dc/dc military converters.  We received orders for first 75 units from four different manufacturers of defense systems during 2006, additional 40 units during 2007, 30 units during 2008 and 90 units during 2009.

During  2008  and 2009, we  have not been able to introduce any additional new products. We concentrated our efforts on the implementation of the products previously introduced and the maintaining of the relationships with our strategic partners.

MARKETING STRATEGIES

We market our products to a diverse group of manufacturers of electronic equipment. Our products serve the various needs of local Israeli manufacturers of electronic systems in the following fields:

•	Military;

•	Telecommunications;

•	Medical; and

•	Industrial.

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

By continuously diversifying into new and more complex products, Enertec Systems has been able to set itself apart from its competition. In  2009, following the trend we started in 2004, we continued to increase our suite of custom products based on our proprietary design and technology. These products are core components of several long term military programs spearheaded by our customers, with expected purchase lifecycles over periods of up to 10 years.

At Enertec Systems the competitive edge lies with the sophistication and the complex nature of the products. Enertec Electronics however, maintains its competitive advantage primarily through its range of products, their pricing, cost effective adaptation to the customers' needs and the technical application support provided to customers.

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

During 2007 – 2009, we have introduced several new military products implemented in high volume long term defense programs.

Since 2005, the local military market is improving significantly resulting in many new orders received which contributed to the increase in our sales and backlog of military products. This trend continued through 2006-2009 resulting in a backlog of $ 6,363,000 dollars by the end of 2009.

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

Enertec Electronics

The worldwide market for high-tech, telecommunications, and Internet related products affects the Electronics Division's power supplies sales. The overall market started to slow down during 2008 and 2009 resulting in a decrease of sales of our customers to this sector and this trend is reflected in our sales to our customers.

We service clients in the telecommunications, industrial control, medical and the military core business sectors. We offer more customized power supplies, which, we believe, makes it more difficult for our competitors to bid successfully on the same projects or replace our product down the road in production or for follow-on orders.

Enertec Electronics prospects are dependent on the electronics and electrical product industries in Israel.  Since 2007 this industry is being strongly affected by the  trend of outsourcing. Many Israeli companies manufacture their initial quantities using power supplies purchased locally from suppliers such as Enertec Electronics. However, when volumes increase they move production overseas, especially to China, leaving the subcontractors to source the components locally. This trend affects the receiving of high volume orders from our customers.

CUSTOMERS

Our customers are mostly local Israeli manufacturers of electronic systems from different segments of the electronics industry, within the military, industrial, commercial, medical, and telecommunications fields. Due to this level of diversification of our customers, we are not that dependent on any one specific market segment; so our overall performance is less affected by fluctuation in the markets. Until 2003 IAI (Israel Aircraft Industries) was our major customer representing approximately 38% of our sales. During 2004 we realized that several Rafael divisions were receiving an increasingly high number of new orders as a result of their aggressive marketing around the world but that they had not increased their technical and manufacturing staff to accommodate this growth. We positioned ourselves to become their outsourcing team for their new orders in the areas of design, engineering and production. We increased our investment in R&D that resulted in new designs and products that enabled us to successfully bid on a large number of projects. During 2005-2007, we focused our efforts in diversifying our sales across other technologies, for example avionic equipment and combat control stations.  By the end of 2009 Rafael became our major customer representing approximately 37.4% of our total sales and 49.7% of Enertec Systems sales.

Investing in R&D has given us an edge with our time to market which resulted in several agreements, with Rafael bringing out products utilizing our systems within long project cycles, in many cases up to 10 years. This has created a significant increase in the backlog of orders from Rafael.

During 2005, the Israeli Aircraft Industry (IAI) started to design and manufacture a range of new products for which we have been asked to provide Test Equipment, Simulators and Support Systems.   For the year ended December 31, 2009, sales to IAI was   29.2%  of our total sales . and 38.7% of Enertec Systems sales.

The rest of our sales are pretty much evenly spread between our other main customers: Elbit, El-Op and Tadiran Spectralink, at the military field and a  large number of customers at the commercial field.

BACKLOG

As of December 31, 2009, we had a backlog of orders for our products and services in the amount of approximately $_6,553,000 as compared to a backlog of approximately $6,548,000 as of December 31, 2008. The increase of approximately 0.07% in the backlog as of December 31, 2009 compared to December 31, 2008 is mainly due to the increase of the backlog at Enertec Systems offset by a decrease of the backlog at Enertec Electronics. The increase of the backlog at Enertec Systems of $ 492,000 is mainly due to the receipt of some new orders at Enertec Systems for airborne power supplies and test systems for missiles and infra-red payloads   The decrease of the backlog at Enertec Electronics of $ 487,000 is mainly due the market slow-down and the outsourcing to the Far-East causing many of our customers to place orders with much shorter lead-times as opposed to larger cover orders during the previous years.

The orders included in the December 31, 2009 backlog figure are as follows:

Enertec Systems

$3,453,000	representing airborne power supplies, laser systems, flight computers, test systems for avionics and military systems, missiles command & control systems
$2,426,000	representing test systems for IAI missiles and avionic systems
$284,000	representing airborne power supplies and test systems for infra-red payloads
144,000	representing medical systems
$56,000	various systems
$6,363,000	TOTAL backlog for Enertec Systems

Enertec Electronics

$190,000	This figure includes a variety of orders for commercial, telecom, medical, industrial and military off- the-shelf power supplies..

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

ENERTEC ELECTRONICS

We face intense competition within Enertec Electronics from the existing local manufacturers and distributors of electronic components and products. Presently, several competing companies that have greater resources than we do, such as financial, operational, sales, marketing, and research and development resources, are actively engaged in the manufacture and distribution of power supplies. Our main competitors include Advice Electronics Ltd., EDCO, Nemic Lambda, Dan-El, Bruno International, Appletec Ltd., Migvan Technologies Ltd., Boran Technologies Ltd., Telkoor Power Supplies Ltd., Nisko and Horizon Electronics Ltd.

However, we have been able to compete with these companies for the following reasons:

• The power supplies we distribute are good quality, economically priced, and are backed by a good level of technical engineers.,

• Our products are sold in diversified activity fields, namely commercial, industrial, military and medical.

.However,since 2007 we have been affected by the strong trend of overseas outsourcing of the high volume projects.Our customers have transfered production overseas, especially to China, leaving the subcontractors to source the components locally. This trend affected the receiving of new high volume orders from our customers.

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

EMPLOYEES

As of December 31, 2009, Enertec Electronics had  9 employees and Enertec Systems had  55 employees. All key technical employees must sign a two-year confidentiality agreement and a two-year non-compete agreement, which prohibits our employees, if they cease working for us, from directly competing with us or working for our competitors. However, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, such as the secrecy of a company's confidential commercial information or its intellectual property. We may not be able to demonstrate that harm would be caused to us, and therefore, may be unable to prevent our competitors from hiring and benefiting from the expertise of our former employees. None of our employees are subject to a collective bargaining agreement. The C.E.O. of Enertec Systems is entitled to receive certain benefits based on a yearly performance.  All of our employees are full-time. Management considers its employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and Development costs totaled approximately$251,000 and $143,000 for the twelve months ended December 31, 2009 and 2008, respectively, which equates to approximately 2.8% and 1.4% of revenues, respectively, for both periods. These expenditures have adequately satisfied our research and development requirements.

The increase of our R&D expenditures as compared to 2008 is a result of allocating of larger percentage of our engineering resources to the task of making progress in the design of new technologies which we expect to implement into new projects and big military programs of our core customers.

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

Change of Control

Pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated July 5, 2009, on December 3, 2009, Mr. Mund transferred to D.L Capital Ltd. (“D.L. Capital”), 3,306,330  shares of the Common Stock of Lapis Technologies, Inc.  The number of shares purchased represents 51% of the issued and outstanding shares of Lapis Technologies, Inc.’s common stock (the “Controlling Shares”). Pursuant to the Purchase Agreement, D.L Capital is also obligated to purchase an additional 1,443,670 shares of the Common Stock beneficially owned by Mr. Mund, which shares are being held in escrow (the “Escrowed Shares”). Mr. Mund is Lapis Technologies, Inc.’s Chief Executive Officer and President, and prior to this transaction was its majority stockholder.

The purchase price for the Controlling Shares was 1,000,000 New Israeli Shekels ("NIS") (approximately $260,000) in cash plus the assumption by D.L Capital of financial liabilities and guarantees in the sum of 11,000,000 NIS (approximately $2,900,000). In addition, in consideration of the Escrowed Shares D.L Capital shall pay for a period of three years, a yearly cash payment of the higher between 1,000,000 NIS or 25% of annual net profit of Enertec System 2001 Ltd. and shall assume additional financial liabilities and guarantees in the sum of 3,000,000 NIS (approximately $790,000). D.L. Capital’s source of the funds and liabilities and guarantees assumed was its working capital.

The Escrowed Shares will be released in accordance with the terms and conditions set out in the Purchase Agreement.

Pursuant to the Purchase Agreement, D.L. Capital and Mr. Mund agreed that, as soon as practicable following the closing under the Purchase Agreement, (i) the Company or a subsidiary of the Company would enter into an employment agreement with Mr. Mund pursuant to which Mr. Mund would be employed as a special advisor to the board of directors of the Company or a subsidiary thereof, for two days per week, for a term of 3 years, for a salary of 25,000 New Israeli Shekels (approximately $6,500) per month, (ii) D.L. Capital and Mr. Mund would enter into a shareholders agreement, pursuant to which Mr. Mund would vote the Escrowed Shares in accordance with how D.L. Capital shall vote the Controlling Shares, and Mr. Mund shall receive certain protective provisions relating to his rights as a minority shareholder, including, without limitation, veto rights in respect the sale of the majority of the business or assets of the Company, and (iii) D.L. Capital (directly or indirectly) and the Company would enter into a consulting agreement under which D.L Capital shall provide Company or any of its subsidiaries with consulting services for a monthly compensation of 50,000 New Israeli  Shekels (approximately $13,100) per month.

On August 12, 2009, Mr. Mund and Enertec Systems 2001 Ltd. entered into an employment agreement on the terms contemplated by the Purchase Agreement, and D.L. Capital entered and Enertec Systems 2001 Ltd. entered into a consulting agreement on the terms contemplated by the Purchase Agreement.

ITEM 1A. RISK FACTORS

NOT APPLICABLE

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2. PROPERTIES.

We currently maintain plants in both Haifa and Carmiel. We have no plans to secure more space, as we believe both locations are suitable for our needs.

Our Haifa plant is 400 square meters and includes a production hall and management offices. We lease this property for $21,901 per annum from Mund Holding Limited, an entity wholly owned by our President and Chief Executive Officer, Harry Mund. We entered into this lease in January 2001. The Haifa plant houses the headquarters and accounting offices, the imports department, sales and administration employees, application engineers, and a service laboratory. This plant is suitable for our present and near future needs. There is enough space to accommodate an additional two to four sales engineers, if needed. This space is also used to sell standard power supplies products.

Our Carmiel plant is 800 square meters and also includes a production hall, with a research and development and engineering facility for our Systems Division. The Carmiel property is leased at $$41,239 per annum. We use the Carmiel plant for manufacturing. It houses engineers, software programmers, electronic hardware designers, mechanical designers, and electronic and mechanical assembly personnel. It consists of office rooms for one to three people, and contains one room for electronics assembly, one for mechanical assembly, and two for final testing of finished products. The Systems Division manufactures its customized products in this facility, and accordingly, it is not a plant for high volume production. It is located in the Carmiel industrial area, and is in close proximity to many of our Systems Division clients. Every engineer has individual workstations, which contain computers that are inter-connected by our own local network for fast communication. The plant has been updated to satisfy all our present and near future needs. In this facility, there is space for five additional offices, which would accommodate approximately 15 more people, and the existing assembly rooms could accommodate eight to ten additional workers.

ITEM 3. LEGAL PROCEEDINGS.

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.(REMOVED AND RESERVED)

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

Fiscal Quarter	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter Ended March 31	$.20	$.10	$.20	$.20
Second Quarter Ended June 30	$.10	$.10	$.20	$.20
Third Quarter Ended September 30	$.10	$.10	$.20	$.20
Fourth Quarter Ended December 31	$.10	$.10	$.20	$.20

HOLDERS

As of February 28, 2010, we had 6,483,000 shares of common stock outstanding and such shares were held by approximately 42 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2009, we did not issue any securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 has decreased compared to the cash balance at December 21, 2008. As of December 31, 2009, our cash balance was $313,000 as compared to $763,000 at December 31, 2008. Total current assets at December 31, 2009 were $8,356,000 as compared to $10,043,000 at December 31, 2008. The decrease in current assets is mainly due to the decrease in cash balance ,the decrease in inventories and the decrease in accounts receivables.

Our accounts receivable at December 31, 2009 were $4,307,000 as compared to $4,884,000 at December 31, 2008. This decrease is a result of improved payment terms of certain large orders during 2009 resulting in an increased cash balance.

 As of December 31, 2009 our working capital was $1,866,000 as compared to $1,706,000 at December 31, 2008. The increase in the working capital is mainly due a larger decrease in the total current liabilities than the decrease in the total current assets.

 A consortium of banks, composed of the 1st international Bank, Bank Otzar Hachayal, Bank HaPoalim and Mercantile Bank have provided us a combined total credit line of some $5,059,000 out of it we used only$ 3,484,000 as of December 31, 2009, as compared to a total debt of $5,621,000 as of December 31, 2008. This debt is made up of a number of different components: short-term debt, long-term debt and in the form of lines of credit, which we use from time to time to satisfy our temporary cash flow needs.  The credit line provided is based on the pledge of our working capital and customers' receivables and by the pledge of financial assets and personal guarantees of  Mr. David Lucatz. and Mr Harry Mund

The current portion of our term loans at December 31, 2009 consisted of $88,000 as compared to $197,000 at December 31, 2008. Our short-term loans consisted of $2,990,000 of short-term loans and broken down as follows:

$1,618,000 due January 2010, $719,000 due February 2010, $122,000 due March 2010, $531,000 due November 2010  At December 31, 2009, our total bank debt was $3,484,000 compared to $5,621,000 at December 31, 2008. These funds were borrowed as follows:

$3,078,000 which includes the current portion of long term debt, as various short term bank loans due through 2010, $310,000 of long-term debt due June 2014 and $96,000 borrowed using our bank lines of credit. As a result, we decreased the amount borrowed for the year ended December 31, 2009 by $2,137,000 from $5,621,000. The decrease in bank debt is mainly a result  of  the improved payment terms of certain large orders during 2009,a decrease in inventory ,a decrease in cash balance and an increase in the due to stockholders.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of December 31, 2009, we are current with all of our bank debt and compliant with all the terms of our bank debt.

At December 31, 2008, Mr. Mund, our Chief Executive Officer and President, had receivables from the company in the amount of $13,000. As of Dec 31, 2009, DL Capital, our major shareholder, had receivables from the company in the amount of $1,060.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2008

For the fiscal year ended December 31, 2009, we had total revenue of $9,090,000 as compared to revenue of $10,464,000 for the fiscal year ended December 31, 2008. The decrease in revenue of $1,374,000, or 13.1% is mainly due to the decrease in the commercial business and the increase in USD/Shekel exchange rate, since part of the sales are Shekel related: The average USD/shekel exchange rates increased/ by  9.6% from 3.5878 the average for 2008 to 3.9326 the average for 2009.

Gross profit totaled $2,242,000 for the fiscal year ended December 31, 2009 as compared to $2,912,000 for the fiscal year ended December 31, 2008, a decrease of $670,000 or 23.0%. The decrease in gross profit is mainly due to the decrease in sales. Gross profit as a percentage of sales for the fiscal year ended December 31, 2009 was 24.7% as compared to 27.8% for the fiscal year ended December 31, 2008. The decrease in gross profit as a percentage of sales is mainly a result of the decrease in gross profit as a percentage of sales at Enertec Electronics from 30.4% to 19.1% due to the intense competition in the commercial market and the decrease in gross profit as a percentage of sales at Enertec Systems from 26.8% to 26.5% due to several new projects with upgraded technology delivered during 2009 with lower profit margin as a result of the higher engineering cost.
Total operating expenses are comprised of R&D costs, selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2009 and 2008 were $1,950,000 and $2,180,000 respectively,  a decrease of $230,000 or 10.6%. The decrease in operating expenses is attributable to the following factors:

•
Decrease in G&A expenses of $294,000, mainly due  the decrease in professional services expenses and the decrease in USD/Shekel exchange rate and the decrease in selling expenses of $ 44,000, partly offset by an increase in R&D spending of $108,000

We experienced a loss of $120,000 in the fiscal year ended 2009 compared to a profit of $171,000 in the fiscal year ended December 31, 2008. This decrease in net income in the amount of $291,000 or 170.2% is mainly due to the decrease of $670,000 in gross profit , an increase in  the other  expenses of $ 49,000partly offset by the decrease in the total operating expenses of $230,000, the decrease in provision for income taxes of  $13,000, the decrease in interest expenses of $138,000 and the decrease in minority interest of $47,000.

As detailed in this annual report, our business is comprised of Enertec Electronics which derives its revenues from the commercial arena and Enertec Systems, which derives its revenues from the military arena.

For the fiscal year ended December 31, 2009, Enertec Electronics' revenue, costs of sales and gross profits were and $2,245,000, $1,816,000 and $429,000, respectively, and $2,927,000, $2,037,000 and $890,000 for the fiscal year ended December 31, 2008. Revenue decreased $682,000 or 23.3% due to the overall market slow down during 2009 resulting in a decrease of sales of our customers to this sector which  is reflected in our sales to our customers and the increase in USD/Shekel exchange rate .

Costs of sales decreased approximately by $221,000 or 10.8%.  Gross profit decreased by $461,000 or 51.8% mainly due to a lower decrease in cost of sales than the decrease in the revenues during 2009
Gross profit as a percentage of sales has decreased from 30.4% to 19.1% mainly due to new orders received with a lower profit margin.Due to the intense competition in this market by agressive local and overseas outsorcing we had to deeply cut in our profit margins.
For the twelve months ended December 31, 2009, revenues, costs of sales and gross profits from Enertec Systems 2001 were $6,845,000, $5,033,000, and $1,812,000, respectively, and $7,537,000, $5,516,000 and $2,021,000, respectively, for twelve months ended December 31, 2008. Revenue decreased by $692,000 or 9.2% mainly as a result an increase of  9.6% in the USD/shekel exchange rates since part of the sales are Shekel related.

Cost of sales decreased approximately $483,000 or 8.8% mainly due to the decrease in sales.

Gross Profit decreased by $209,000 or 10.3% mainly due to the decrease in sales.
Gross profit as a percentage of sales has decreased from 26.8% to 26.5% mainly due to several new projects with upgraded technology delivered during 2009 with lower profit margin as a result of the higher engineering cost.
As of December 31, 2009, we had two customers that accounted for approximately 68.2% of accounts receivable. For the years ended December 31, 2009 and 2008, approximately 66.6% and 63.4% of our sales were to two customers, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year. For the years ended December 31, 2009 and 2008 revenue relating to service contracts is less than one percent of net sales and the financial instruments are  at fair value.

Research and Development Costs - Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist mainly of salaries. Research and development cost for the years ended December 31, 2009 and 2008 were approximately $251,000 and $143,000, respectively.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2009 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2009. The carrying value of the long-term debt approximate fair value at December 31, 2009 based upon debt terms available for companies under similar terms.

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NOT APPLICABLE.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Harry Mund	62	Chairman of the Board, Chief Executive Officer,
		President and Secretary

Miron Markovitz	62	Director, Chief Financial Officer and Principal
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

DIRECTOR COMPENSATION:

During 2009, our directors did not receive any compensation for serving on our board.

SIGNIFICANT EMPLOYEES
The following is a brief description of the business experience of each of our significant employees:

ZVI AVNI, age 48, was the System Division Manager for our subsidiary, Enertec Electronics Limited, from February 1997 to January 2002. His responsibilities included the design and manufacture of automatic test systems. Mr. Avni has 18 years of experience with ATE systems for the military market and worked at Elbit Systems for 12 years as an ATE group leader. Since January 2002, Mr. Avni has worked for Enertec Systems 2001 Ltd., which is owned by Enertec Management Limited 73 % and Harry Mund (27%) and continues to be responsible for the design and manufacture of the Automatic Test Systems and military systems. Mr. Avni graduated from Haifa Technion Institute of Technology in 1982 and earned a degree as a Practical Electronic Engineer.

Our future success depends, in significant part, on the continued service of certain  key executive officers, managers, and sales and technical personnel, who possess extensive expertise in various aspects of the our business, including Mr. Mund ,Mr. Markovitz and Mr. Avni,. We may not be able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to implement our business plan. It could also result in our failure to create and maintain relationships with strategic partners that are critical to our success. We do not presently maintain key-man life insurance policies on any of our officers.

EMPLOYMENT AGREEMENTS

None of our employees are subject to a collective bargaining agreement.

On August 12, 2009, Harry Mund entered into an employment agreement with Enertec Systems 2001 Ltd., pursuant to which Mr. Mund will be employed as a special advisor to the board of directors of Enertec Systems 2001 Ltd., for two days per week, for a term of 3 years, for a salary of 25,000 New Israeli Shekels (approximately $6,500) per month

AUDIT COMMITTEE

Our Board of Directors acts as our audit committee.  We do not have an audit committee financial expert because we have not been able to identify a suitable nominee to serve as an audit committee financial expert.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees, including our chief executive officer and chief financial officer. The Code of Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Harry Mund, C/O Ira Strassberg, Rogoff and Company, 275 Madison Avenue, NY, NY, 10016. Our telephone number is (212) 937-3580.

CHANGES IN NOMINATING PROCESS

None.

Outstanding Equity Awards at December 31, 2009

The Company did not have any equity awards outstanding as of December 31, 2009.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

We do not have affiliated persons required to file reports under Section 16(a) of the Exchange Act.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Mr. Mund has served as our Chairman since inception.  Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes on behalf of the Company.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2009 and 2008 for our principal executive officer. No executive officer other than Mr. Mund received total annual compensation in excess of $100,000, during fiscal years 2008 and 2009.

Name and Principal Position	Year	Salary $	Bonus $ (3)	Stock Awards $	Option Awards $ (5)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $
Harry Mund	2009	$360,885	$45,778					$25,178		$431,841
Chief Executive Officer and President	2008	$387,050	—	—	—	—	—	$18,484	*	$405,534
 * Represents compensation in lieu of accrued vacation and recreation days pursuant to Company policies. In Israel it is customary to offer financial compensation in lieu of vacation and recreation days (days set aside for employees to enjoy recreational activities)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

he following table sets forth certain information, as of February 23, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) our executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The address for each of the below persons is c/o Enertec Electronics Limited, 27 Rechov Ha'Mapilim, Kiriat Ata, Israel, P.O. Box 497, Kiriat Motzkin 26104, Israel.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership *

D.L Capital Ltd. (“D.L. Capital”	3,306,330	51%

Harry Mund	1,443,670	22.3

Miron Markovitz	9,000	** %
Zvi Avni	1,000,000	15.4%

All Directors and Executive Officers as a Group (2 persons)	1,452,670	22.4%

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2010.

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

Pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated July 5, 2009, on December 3, 2009, Mr. Mund transferred to D.L Capital Ltd. (“D.L. Capital”), 3,306,330  shares of the Common Stock of Lapis Technologies, Inc.  The number of shares purchased represents 51% of the issued and outstanding shares of  Lapis Technologies, Inc.’s common stock (the “Controlling Shares”). Pursuant to the Purchase Agreement, D.L Capital is also obligated to purchase an additional 1,443,670 shares of the Common Stock beneficially owned by Mr. Mund, which shares are being held in escrow (the “Escrowed Shares”). Mr. Mund is Lapis Technologies, Inc.’s Chief Executive Officer and President, and prior to this transaction was its majority stockholder.

The purchase price for the Controlling Shares was 1,000,000 New Israeli Shekels ("NIS") (approximately $260,000) in cash plus the assumption by D.L Capital of financial liabilities and guarantees in the sum of 11,000,000 NIS (approximately $2,900,000). In addition, in consideration of the Escrowed Shares D.L Capital shall pay for a period of three years, a yearly cash payment of the higher between 1,000,000 NIS or 25% of annual net profit of Enertec System 2001 Ltd. and shall assume additional financial liabilities and guarantees in the sum of 3,000,000 NIS (approximately $790,000). D.L. Capital’s source of the funds and liabilities and guarantees assumed was its working capital.

The Escrowed Shares will be released in accordance with the terms and conditions set out in the Purchase Agreement.

Pursuant to the Purchase Agreement, D.L. Capital and Mr. Mund agreed that, as soon as practicable following the closing under the Purchase Agreement, (i) the Company or a subsidiary of the Company would enter into an employment agreement with Mr. Mund pursuant to which Mr. Mund would be employed as a special advisor to the board of directors of the Company or a subsidiary thereof, for two days per week, for a term of 3 years, for a salary of 25,000 New Israeli Shekels (approximately $6,500) per month, (ii) D.L. Capital and Mr. Mund would enter into a shareholders agreement, pursuant to which Mr. Mund would vote the Escrowed Shares in accordance with how D.L. Capital shall vote the Controlling Shares, and Mr. Mund shall receive certain protective provisions relating to his rights as a minority shareholder, including, without limitation, veto rights in respect the sale of the majority of the business or assets of the Company, and (iii) D.L. Capital (directly or indirectly) and the Company would enter into a consulting agreement under which D.L Capital shall provide Company or any of its subsidiaries with consulting services for a monthly compensation of 50,000 New Israeli  Shekels (approximately $13,100) per month.

Neither of our directors are independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K and Form 10-KSB, and for other services normally provided in connection with statutory filings were $16,150 and $20,492 for the years ended December 31, 2009 and 2008, respectively.

AUDIT-RELATED FEES

We incurred fees of $41,900 and $43,600 for the years ended December 31, 2009 and 2008, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $2,000 and $2,000 for the years ended December 31, 2009 and December 31, 2008, respectively. The services for which such fees were paid consisted of filing our tax returns for 2009 and 2008.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2009 and December 31, 2008.

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

3.4	By-Laws of Lapis Technologies, Inc. (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

10.1	Employment Agreement, dated August 12, 2009, between Harry Mund and Enertec Systems 2001 Ltd.

10.2	Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd.

14.1	Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004)

16.1	Letter from Rogoff & Company dated April 1, 2004 (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2004)

21.1	List of Subsidiaries

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: March 31, 2010	By:	/s/ Harry Mund
Harry Mund
Chief Executive Officer
Principal Executive Officer

Date: March 31, 2010	By:	/s/ Miron Markovitz
Miron Markovitz
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Mund	Chief Executive Officer and Chairman of the Board	March 31, 2010
Harry Mund

/s/ Miron Markovitz	Director, Chief Financial Officer and Principal Accounting Officer	March 31, 2010
Miron Markovitz

Independent Auditors' Report

To the Stockholders' and the Board of Directors of
Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Lapis Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gville and Co.
Gvilli & Co.
March 22, 2010
Casarea, Israel

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$313	$763
Accounts receivable	4,307	4,884
Inventories	3,577	4,305
Prepaid expenses and other current assets	159	91
Due from stockholder	-	-

Total Current Assets	8,356	10,043

Property and equipment, net	116	202
Deferred income taxes	20	20

	$8,492	$10,265

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$96	$1,248
Short term bank loans	2,990	4,124
Current portion of term loans	88	197
Accounts payable and accrued expenses	2,279	2,660
Due to affiliates & stockholders	1,033	79
Due to stockholder	-	13
Income taxes payable	4	16

Total Current Liabilities	6,490	8,337

Term loans, net of current portion	310	52
Severance payable	197	190

	6,997	8,579
Commitments and contingencies

Minority interest	508	501

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000 shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive loss	201	108
Retained Earnings	702	993

Total Stockholders' Equity	987	1,185

	$8,492	$10,265

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Years Ended
	December 31,
	2009	2008
Sales	9,090	$10,464
Cost of sales	6,848	7,552

Gross profit	2,242	2,912

Operating Expenses:
Research and development expenses	251	143
Selling expenses	150	194
General and administrative	1,549	1,843

Total operating expenses	1,950	2,180

Income from operations	292	732

Other Income (Expense):
Interest expense, net	(355)	(493)
Other income	(49)	-
Foregiveness of debt

Total other income (expense)	(404)	(493)

Income before provision for income taxes and minority interest	(112)	239

Provision for income taxes	4	17
Minority interest	(4)	(51)

Net income (loss)	$(120)	$171

Basic net income (loss) per share	$(0.02)	$0.03

Basic weighted average common shares outstanding	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009 AND 2008
(In Thousands, Except Share Amounts)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Retained	Stockholders'	Comprehensive
	Shares	Amount	Paid-in Capital	Loss	Earnings	Equity	Income
Balance, January 1, 2007	6,483,000	6	78	(30)	842	896

Foreign currency translation adjustment				122	16	138	$138

Net income (loss)					97	97	97

Balance, 12-31-07	6,483,000	6	78	$92	$955	$1,131	$235

Foreign currency translation adjustment				16	(133)	(117)	$(117)

Net income (loss)					171	171	171

Balance, 12-31-08	6,483,000	6	78	108	993	1,185	$54

Foreign currency translation adjustment				93	(171)	(78)	$(78)

Net income (loss)	-	-	-	-	(120)	(120)	(120)

Balance, 12-31-09	6,483,000	$6	$78	$201	$702	$987	$(198)

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(120)	$171
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	65	111
Minority interest	7	53
Gain on sale of property and equipment	58	-
Deferred income tax		-
Change in operating assets and liabilities:
Accounts receivable	577	530
Inventories	728	(569)
Prepaid expenses and other current assets	(68)	27
Accounts payable and accrued expenses	(258)	342
Income taxes payable	(12)	14
Severance payable	7	14

Net cash used in operating activities	984	693

Cash flows from investing activities:
Proceeds from sale of property and equipment	2	-
Purchase of property and equipment	(39)	(46)
(Increase) decrease in due from stockholder	1,048	62
(Increase) decrease in due from affiliates	(230)	16

Net cash (used in) provided by investing activities	781	32

Cash flows from financing activities:
Increase (decrease) in bank line of credit, net	(1,152)	(114)
Proceeds from long term debt	7,073	7,568
Repayment of long-term debt	(8,058)	(7,550)

Net cash provided by financing activities	(2,137)	(95)

Effects of exchange rates on cash	(78)	-

Increase (decrease) in cash	(450)	630
Cash, beginning of period	763	133

Cash, end of period	$313	$763

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$351	$469
Income taxes	$45	$28

Supplemental disclosure of non-cash financing activities:
Common stock issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements present the results of operations of the Company for the years ended December 31, 2009 and 2008 and their wholly owned subsidiary Enertec Electronics Ltd. and their ownership interest in Enertec Systems 2001 Ltd.  All material intercompany accounts and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For the purpose of the statement of cash flows the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Allowance for Doubtful Accounts

The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2009 the Company has not recorded an allowance for doubtful accounts.

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
DECEMBER 31, 2009
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

Warranty Reserves

The Company includes a one-year warranty on all products sold.  A provision for estimated warranty costs, if material, is recorded at the time of sale.  Based upon historical experience the Company has not incurred material costs relating to its warranty and has therefore not recorded a warranty provision at December 31, 2009.

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

Revenue relating to service is recognized on the straight-line basis over the life of the agreement, generally one year.  For the years ended December 31, 2009 and 2008 revenue relating to service contracts is less than one percent of net sales.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Costs.”

Stock Based Compensation

Effective January 1, 2003 the Company adopted the fair method value alternative of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  For the years ended December 31, 2009 and 2008 the Company did not issued any stock options.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and Development Costs

Research and development costs are charged to general and administrative expense in the accompanying statement of income and consist of salaries.  Research and development cost for the years ended December 31, 2009 and 2008 were approximately $251and $ 143 respectively.

Earnings per Share

The Company presents basic earnings per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 “Earnings per Share” (“SFAS 128”).

Under SFAS 128 basic net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares outstanding during the year.  Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year.  Common stock equivalents would arise from the granting of stock options.  For the years ended December 31, 2009, and 2008 the Company did not grant any stock options.  Diluted earnings per share is not included as it is the same as basic for all periods shown.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.  Management believes that there is no impairment of long-lived assets at December 31, 2009.
Minority Interest

Minority interest represents the minority stockholders' proportionate share of the equity of the Company's subsidiary at December 31, 2009.  The minority interest is adjusted for the minority's share of the earnings or loss of Systems.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2009 because of the relatively short maturity of the instruments.  The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2009.  The carrying value of the long-term debt approximate fair value at December 31, 2009 based upon debt terms available for companies under similar terms.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB launched the new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification supersedes existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on the Company’s financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

          In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The Company does not expect the adoption of SFAS No. 167 will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company does not expect the adoption of SFAS No. 140 will have a material effect on its  financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)

NOTE 4 - INVENTORIES

Inventories consist of the following at December 31, 2009 and 2008:
	2009	2008

Raw materials	$916	$955
Work in process	2,532	3,075
Finished goods	128	275

	$3,577	$4,305

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008

		2008

Leasehold improvements	$96	$123
Machinery and equipment	9	15
Furniture and fixtures	154	60
Transportation equipment	162	252
Computer equipment	350	594

	771	1,044
Less accumulated depreciation and amortization	655	842
	$116	$202

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)
NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2009	2008

Current:
Foreign	$4	$17
Deferred:
Foreign	$-	$-

Total provision for income taxes	$4	$17

NOTE 6 - INCOME TAXES – (continued)

At December 31, 2009 the Company has a net operating loss carryforward of approximately $370 which may be utilized to offset future taxable income for United States Federal tax purposes. This net operating loss carryforward begins to expire in 2022.  The only timing difference which creates a deferred tax asset is the net operating loss carryforward.  This net operating loss carryforward creates a deferred tax asset of approximately $10.  Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

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

The following is a summary of the components of non-current deferred tax assets at December 31, 2008:

Severance payable	$20
Net operating loss carryforward	370
Valuation allowance	(370)

Deferred tax assets	$20

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)

NOTE 6 - INCOME TAXES - continued

Differences between the United States Federal statutory income tax rate and the effective tax rate are as follows for the years ended December 31:

	2009	2008
Federal statutory rate	34.0%	34.0%
Valuation Allowance	(34.0)	(34.0)
Effect of foreign taxes	0.0	7.0
	0.0	7.0

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2009 and 2008:

	2009	2008

Bank line of credit due December 31, 2009 at 6.7% per annum	$96	$1,248
Short-term bank loans, payable within twelve months at rates ranging from 5.5% per annum and 7.5% per annum	2,990	4,124
Long Term loans, due between January 2010 and June 2014 at rates ranging from 7.25%per annum and 8.15% per annum	398	249
	3,484	5,621
Less current portion of term loans	3,174	5,569
	$310	$52

The Company has pledged its working capital including its accounts receivables as collaterals against its long term debt, which is payable to several financial institutions.  In addition, two of the company’s officers have pledged personal assets as collateral for the Company’s debt as defined in the agreement.

The aggregate maturities of long-term debt are as follows at December 31, 2009

Year Ended

2010	$3,174
2014	310

$3484

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)

NOTE 10 – RELATED PARTIES

Due to Stockholder

At December 31, 2009 the majority stockholder had advanced the Company a total of $1,060.

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

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases certain office and manufacturing space under two non-cancellable operating leases expiring at December 31, 2010 and March 31, 2010.  Rent expense, including municipal taxes and utilities associated with the leases approximated $84 and $65, respectively, for the years ended December 31, 2009 and 2008.

At December 31, 2009, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

Year Ending
December 31:
2009	$63

Legal proceedings

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

NOTE 12 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $100 in the United States.  Management has placed these funds in high quality institutions in order to minimize the risk.  Cash held in Israel at December 31, 2087 was $ 763 and at December 31, 2009 was $313

As of December 31, 2009, we had two customers that accounted for approximately 68.2% of accounts receivable. For the years ended December 31, 2009 and 2008 approximately 66.6% and 63.4% of our sales were to two customers respectively.

NOTE 13- SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company's assets in different geographic locations at December 31, 2009 is shown below pursuant to the provisions of SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”
Total assets:
Israel	$9,976
United States	1,050
$11,026

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)

NOTE 14 – CHANGE OF CONTROL

Pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated July 5, 2009, on December 3, 2009, Mr. Mund transferred to D.L Capital Ltd. (“D.L. Capital”), 3,306,330  shares of the Common Stock of Lapis Technologies, Inc.  The number of shares purchased represents 51% of the issued and outstanding shares of  Lapis Technologies, Inc.’s common stock (the “Controlling Shares”). Pursuant to the Purchase Agreement, D.L Capital is also obligated to purchase an additional 1,443,670 shares of the Common Stock beneficially owned by Mr. Mund, which shares are being held in escrow (the “Escrowed Shares”). Mr. Mund is Lapis Technologies, Inc.’s Chief Executive Officer and President, and prior to this transaction was its majority stockholder.

The purchase price for the Controlling Shares was 1,000,000 New Israeli Shekels ("NIS") (approximately $260,000) in cash plus the assumption by D.L Capital of financial liabilities and guarantees in the sum of 11,000,000 NIS (approximately $2,900,000). In addition, in consideration of the Escrowed Shares D.L Capital shall pay for a period of three years, a yearly cash payment of the higher between 1,000,000 NIS or 25% of annual net profit of Enertec System 2001 Ltd. and shall assume additional financial liabilities and guarantees in the sum of 3,000,000 NIS (approximately $790,000). D.L. Capital’s source of the funds and liabilities and guarantees assumed was its working capital.

The Escrowed Shares will be released in accordance with the terms and conditions set out in the Purchase Agreement.

Pursuant to the Purchase Agreement, D.L. Capital and Mr. Mund agreed that, as soon as practicable following the closing under the Purchase Agreement, (i) the Company or a subsidiary of the Company would enter into an employment agreement with Mr. Mund pursuant to which Mr. Mund would be employed as a special advisor to the board of directors of the Company or a subsidiary thereof, for two days per week, for a term of 3 years, for a salary of 25,000 New Israeli Shekels (approximately $6,500) per month, (ii) D.L. Capital and Mr. Mund would enter into a shareholders agreement, pursuant to which Mr. Mund would vote the Escrowed Shares in accordance with how D.L. Capital shall vote the Controlling Shares, and Mr. Mund shall receive certain protective provisions relating to his rights as a minority shareholder, including, without limitation, veto rights in respect the sale of the majority of the business or assets of the Company, and (iii) D.L. Capital (directly or indirectly) and the Company would enter into a consulting agreement under which D.L Capital shall provide Company or any of its subsidiaries with consulting services for a monthly compensation of 50,000 New Israeli  Shekels (approximately $13,100) per month.
Change of Control

Pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated July 5, 2009, on December 3, 2009, Mr. Mund transferred to D.L Capital Ltd. (“D.L. Capital”), 3,306,330  shares of the Common Stock of Lapis Technologies, Inc.  The number of shares purchased represents 51% of the issued and outstanding shares of  Lapis Technologies, Inc.’s common stock (the “Controlling Shares”). Pursuant to the Purchase Agreement, D.L Capital is also obligated to purchase an additional 1,443,670 shares of the Common Stock beneficially owned by Mr. Mund, which shares are being held in escrow (the “Escrowed Shares”). Mr. Mund is Lapis Technologies, Inc.’s Chief Executive Officer and President, and prior to this transaction was its majority stockholder.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(In Thousands, Except Share and Per Share Amounts)

NOTE 14 – CHANGE OF CONTROL - continued

The purchase price for the Controlling Shares was 1,000,000 New Israeli Shekels ("NIS") (approximately $260,000) in cash plus the assumption by D.L Capital of financial liabilities and guarantees in the sum of 11,000,000 NIS (approximately $2,900,000). In addition, in consideration of the Escrowed Shares D.L Capital shall pay for a period of three years, a yearly cash payment of the higher between 1,000,000 NIS or 25% of annual net profit of Enertec System 2001 Ltd. and shall assume additional financial liabilities and guarantees in the sum of 3,000,000 NIS (approximately $790,000). D.L. Capital’s source of the funds and liabilities and guarantees assumed was its working capital.

The Escrowed Shares will be released in accordance with the terms and conditions set out in the Purchase Agreement.

Pursuant to the Purchase Agreement, D.L. Capital and Mr. Mund agreed that, as soon as practicable following the closing under the Purchase Agreement, (i) the Company or a subsidiary of the Company would enter into an employment agreement with Mr. Mund pursuant to which Mr. Mund would be employed as a special advisor to the board of directors of the Company or a subsidiary thereof, for two days per week, for a term of 3 years, for a salary of 25,000 New Israeli Shekels (approximately $6,500) per month, (ii) D.L. Capital and Mr. Mund would enter into a shareholders’ agreement, pursuant to which Mr. Mund would vote the Escrowed Shares in accordance with how D.L. Capital shall vote the Controlling Shares, and Mr. Mund shall receive certain protective provisions relating to his rights as a minority shareholder, including, without limitation, veto rights in respect the sale of the majority of the business or assets of the Company, and (iii) D.L. Capital (directly or indirectly) and the Company would enter into a consulting agreement under which D.L Capital shall provide Company or any of its subsidiaries with consulting services for a monthly compensation of 50,000 New Israeli  Shekels (approximately $13,100) per month.