Form 10-Q
period 2010-03-31
LAPIS TECHNOLOGIES INC
filed 2010-05-24
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2010

COMMISSION FILE NUMBER 333-100979

LAPIS TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Kinderkamack Road, Emerson, New Jersey	07630
(Address of principal executive offices)	(Zip Code)

(201) 654-4173
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  May 24, 2010, there were 6,483,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$361	$313
Accounts receivable	3,350	4,307
Inventories	3,344	3,577
Prepaid expenses and other current assets	77	159

Total current assets	7,132	8,356

Property and equipment, net	121	116
Deferred income taxes	20	20

	$7,273	$8,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$2	$96
Short term bank loans	2,092	2,990
Current portion of term loans	67	88
Accounts payable and accrued expenses	2,030	2,279
Due to affilliates	851	1,033
Income taxes payable	11	4

Total current liabilities	5,053	6,490

Term loans, net of current portion	315	310
Severance payable	197	197

Total liabilities	5,565	6,997

Commitments and contingencies

Minority interest	580	508

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive income (loss)	129	201
Retained Earnings	915	702

Total stockholders' equity	1,128	987

	$7,273	$8,492

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Three Months Ended
	March 31,
	2010	2009
Sales	2,347	$2,119
Cost of sales	1,452	1,576

Gross profit	895	543

Operating expenses:
Research and development expenses	65	21
Selling expenses	47	25
General and administrative	473	304

Total operating expenses	585	350

Income from operations	310	193

Other income (expense):
Interest expense, net	(138)	(79)

Income (loss) before provision for income taxes and minority interest	172	114

Provision for income taxes	11	-
Minority interest	65	28

Net income (loss)	96	86

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(306)	(318)

Comprehensive (loss) income	$(210)	$(232)

Basic net income (loss) per share	0.01	$0.01

Basic weighted average common shares outstanding	6,483,000	6,483,000

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$96	$86
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	16	34
Minority interest	72	(6)
Gain on sale of property and equipment	(2)	-
Deferred income tax	-	2
Change in operating assets and liabilities:
Accounts receivable	957	1,474
Inventories	233	454
Prepaid expenses and other current assets	82	43
Accounts payable and accrued expenses	(221)	(911)
Income tax payable	7	(16)
Severence payable	-	(17)

Net cash provided by (used in) operating activities	1,239	1,143

Cash flows from investing activities:
Purchase of property and equipment	(19)	(2)
Increase in due to affilliates	(279)	(39)
Increase in due to stockholder	16	(13)

Net cash used in investing activities	(282)	(54)

Cash flows from financing activities:
Increase (decrease) in bank line of credit, net	(94)	(664)
Repayment of long-term debt	(914)	(248)

Net cash (used in) provided by financing activities	(1,008)	(912)

Effects of exchange rates on cash	99	(162)

Increase (decrease) in cash	48	15
Cash, beginning of period	313	763

Cash, end of period	$361	$778

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$137	$79
Income taxes	$2	$6

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS

Lapis was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. Lapis via its subsidiary Enertec Systems 2001 LTD (“Enertec Systems”), an Israeli corporation formed on August 28, 2001, is a manufacturer and provider of various military and airborne systems, simulators, automatic test equipment (ATE), electronic components and products related to power supplies, converters and other power conversion products. Our business is focused in two major product lines: (i) the development and manufacturing of simulators and automatic test equipment (ATE) to a large various of weapons systems and at all levels of maintenance, development and integration (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis. Lapis, as part of its strategic plan, has begun to focus on its growing comprehensive electronics turn-key solutions which potentially include larger scale transactions enabling and a higher volume of revenues and growth. Lapis conducts its operations in Israel through its wholly owned subsidiary, Enertec Electronics Limited (“Enertec Electronics”), an Israeli corporation formed on December 31, 1991, and Enertec Systems, of which we have a 73% equity interest. The vast majority of the Lapis business is conducted by Enertec Systems through its factory located in Karmiel in the northern part of Israel.

NOTE 2 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

The accompanying financial statements include the accounts of the Company and their ownership interest in its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

The Company has adopted ASC Topic No. 718, Compensation — Stock Compensation (“ASC 718”), a revision to Statement of Financial Accounting Statement (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). ASC 718 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The Company has adopted the fair value method of accounting as discussed in ASC 718 as of January 1, 2003.  Accordingly, stock options, when issued, will be recorded in accordance with the terms of that document.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic No. 105, Generally Accepted Accounting Principles (“FASB Codification”). FASB Codification is effective for interim and annual periods ending after September 15, 2009 and became the single official source of authoritative, non-governmental U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. All other literature will become non-authoritative. The standard does not have a material impact on our consolidated financial statements and notes.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued ASC Topic No. 810, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“ASC 810”), and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under ASC 810 determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity's economic performance ASC 810 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The Company does not expect the adoption of ASC 810 will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC Topic No. 860, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“ASC 860”), and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company does not expect that the adoption of ASC 860 will have a material effect on its financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events (“ASC 855”). ASC 855 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of ASC 855 will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROVISION FOR INCOME TAXES

The income tax expense for the three months ended March 31, 2010 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its income with losses from any of its subsidiaries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q (the “Report”) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc. (“Lapis” or the “Company”), or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors,” included in this quarterly report on Form 10-Q for the period ended March 31, 2010.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

Lapis was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. Lapis via its subsidiary Enertec Systems 2001 LTD ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, is a manufacturer and provider of various military and airborne systems, simulators, automatic test equipment (ATE), electronic components and products related to power supplies, converters and other power conversion products. Our business is focused in two major product lines: (i) the development and manufacturing of simulators and automatic test equipment (ATE) to a large various of weapons systems and at all levels of maintenance, development and integration (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis. Lapis, as part of its strategic plan, has begun to focus on its growing comprehensive electronics turn-key solutions which potentially include larger scale transactions enabling and a higher volume of revenues and growth. Lapis conducts its operations in Israel through its wholly owned subsidiary, Enertec Electronics Limited ("Enertec Electronics"), an Israeli corporation formed on December 31, 1991, and Enertec Systems, of which we have a 73% equity interest. The vast majority of the Lapis business is conducted by Enertec Systems through its factory located in Karmiel in the northern part of Israel.

Liquidity and Capital Resources

As of March 31, 2010, our cash balance was $361,000 as compared to $778,000 at March 31, 2009. Total current assets at March 31, 2010 were $7,132,000 as compared to $8,087,000 at March 31, 2009. The decrease in current assets is mainly due to the decrease in accounts receivable and work in process and inventory.

Our accounts receivable at March 31, 2010 were $3,350,000 as compared to $3,410,000 at March 31, 2009. This decrease in accounts receivables is primarily due to an improvement of customer's credit terms and better collection practices.

As of March 31, 2010 our working capital was $2,079,000 as compared to $1,433,000 at March 31, 2009. The increase in the working capital is due primarily to a decrease in current liabilities.

There was no current portion of long-term loans at March 31, 2009. The current portion of long-term loans at March 31, 2010 was $67,000. Our total short-term loans amounted to $2,092,000 for the three months ended March 31, 2010 as compared to $3,812,000 for the three months ended March 31, 2009.

As of March 31, 2010, our total bank debt was $2,476,000 as compared to $4,709,000 at March 31, 2009. These funds were borrowed as follows:

$2,092,000 as various short term bank loans due through 2010, and $2,000 using our bank lines of credit. As a result we decreased the amount borrowed for the three months ended March 31, 2010 by $2,233,000 compared to the same period in 2009. The decrease in bank debt is mainly due to better collection of accounts receivables and a shareholder loan in the amount of $1,077,000.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of March 31, 2010, we are current with all of our bank debt and compliant with all the terms of our bank debt.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the growth of our business, develop manufacture and market larger scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the cost of hiring and training additional highly skilled professionals (mainly engineers and technicians), qualified stronger management, sales and marketing personnel to promote our products and the cost and timing of the expansion of our development, manufacturing and marketing efforts.

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, management may undertake additional debt or equity financings to better enable Lapis to grow and meet its future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues for the three months ended March 31, 2010 were $2,347,000 as compared to $2,119,000 for the three months ended March 31, 2009. This represents an increase of $228,000 or 11% for the quarter ended March 31, 2010 when compared to the same period of 2009.  The increase in revenues for the three months ended March 31, 2010 as compared to the same period of 2009 is mainly the result of Lapis focusing on its growing comprehensive electronics turn-key solutions market, which generated larger scale transactions, as well as Lapis’s success in deepening its cooperation with its major strategic current customers, which generated additional business for Lapis. Although the increase in revenue is relatively minor  Lapis experienced a substantial change in the source of the revenue. The portion of the revenue attributed to Enertec Systems for the three months ended March 31, 2010 is 92% of total revenues as compared to 76% of total revenues for the three months ended March 31, 2009. Management believes that this trend will continue and that by the end of 2010 most revenue will be derived from the Enertec Systems business.

Gross profit increased by $352,000, to $895,000 for the three months ended March 31, 2010 as compared to $543,000 for the three months ended March 31, 2009. The increase in gross profit is primarily the result of Lapis’s increase in the sale of its comprehensive system solutions rather than its product solutions, enabling it to better utilize its existing know-how and perform large scale projects with higher profitability.

Gross profit as a percentage of sales was 38.1% for the three-month period ended March 31, 2010 compared to 25.6% for the three month period ended March 31, 2009. This increase is primarily due to the transition into higher and more complex simulation systems, from which the Company can achieve a higher gross margin in various projects.

For the three months ended March 31, 2010, operating expenses totaled $585,000.  This was an increase of $235,000, or 67%, when compared to $350,000 for the three-month period ended March 31, 2009. This increase in operating expenses is primarily due to the (i) change of control in Lapis in November 2009 and the increased general and administrative expenses of $169,000 incurred as a result of the new management’s desire to strengthen the Lapis management and corporate headquarter services to the business unit; (ii) increase of $44,000 in research and development expenses primarily due to Lapis’s efforts to develop its comprehensive systems and solutions line of business, the development of its market, and the efforts made by Lapis to develop new solutions tailored made for the major customers; and (iii) increase of $22,000 in selling expenses primarily due to an increase in sales efforts.

Our net profit was $96,000 in the three months ended March 31, 2010, compared to a net profit of $86,000 in the three months ended March 31, 2009. This represents an increase in net income of $10,000 or 11% comparing the three month period ended March 31, 2010 to the same period in 2009 and was primarily the result of sales of products with higher gross margins despite incurring increased expenses as described above.

As of March 31, 2010, we had two customers that accounted for approximately 74% of the accounts receivables.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three months ended March 31, 2010 were $65,000, compared to $ 21,000 for the three months ended March 31, 2009.  The increase in research and development costs is due to increased efforts in developing new products and solutions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at March 31, 2010 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at March 31, 2010.  The carrying value of the long-term debt approximate fair value at March 31, 2010 based upon debt terms available for companies under similar terms.

Foreign Currency Translation - Lapis has one wholly owned subsidiary, Enertec Electronics, an Israeli corporation, and one majority owned subsidiary, Enertec Systems, an Israeli corporation. The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the periods reported. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 3 to the consolidated financial statements presented in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended March 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors.

An investment in our shares is, of course, subject to risks and uncertainties. Investors should consider the following factors, prior to deciding whether to purchase our securities. Investment risks can be market-wide as well as unique to a specific industry or company. The market risks faced by an investor in our shares are similar to the uncertainties faced by investors in a broad range of industries. There are, however, some risks that apply more specifically to Lapis because our business is focused on the defense market and our revenues are concentrated among two leading Israeli defense groups that perform strategic long-term projects for the Israeli government. These customer relationships involve certain unique risks.  Our business is also exposed mainly to common risks, such as the ongoing development of high technology products and the price, availability and quality of commodities and subsystems.

We depend on two major customers for a significant portion of our revenues.

More than 88% of our quarterly revenues in the three months ended March 31, 2010 were from the two leading Israeli defense groups that perform large scale strategic projects for the Israeli government among other tasks. Israeli defense spending historically has been driven by perceived threats to its national security. Although Israel has been under a sustained elevated threat level in recent years, we cannot provide any assurance that defense budgets will continue to grow at the pace it has over the past decade. A decrease in Israel's defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs could adversely affect our future revenues and earnings.

Our future success depends, in part, on our ability to develop new products and maintain a qualified workforce to meet the needs of our customers.

Virtually all of the products that we produce and sell are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which we operate are characterized by rapidly changing technologies. The products, systems and solutions needs of our customers change and evolve regularly. Accordingly, our future performance depends in part on our ability to develop and manufacture competitive products and solutions, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, our future revenues and earnings may be adversely affected.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance.

A significant portion of our business relates to developing products for defense-related applications. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. While we maintain insurance for some business risks, it is not practicable to obtain coverage to protect against all operational risks and liabilities. Where possible, we seek indemnification from our customers. In addition, we may seek limitation of potential liability related to the sale and use of our products and systems. We may elect to provide products or services even in instances where we are unable to obtain such indemnification or qualification. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Our earnings and margins depend on our ability to perform under our contracts.

When agreeing to contractual terms, our management makes assumptions and projections about future conditions or events. These projections assess

•	the productivity and availability of labor,

•	the complexity of the work to be performed,

•	the cost and availability of materials,

•	the impact of delayed performance and

•	the timing of product deliveries.

If there is a significant change in one or more of these circumstances or estimates, or if we face unexpected contract costs, the profitability of one or more of these contracts may be adversely affected and could affect our earnings and margins due to the fact that Lapis’s contracts are fixed-price contracts.

Our earnings and margins depend in part on subcontractor performance, as well as raw material and component availability and pricing.

We rely on other companies to provide raw materials, major components and subsystems for our products. Subcontractors perform some of the services that we provide to our customers. We depend on these subcontractors and vendors to meet our contractual obligations in full compliance with customer requirements. Occasionally, we rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. Further, deficiencies in the performance of our subcontractors and vendors could result in a customer terminating a contract for default. A termination for default could expose us to liability and adversely affect our financial performance and our ability to win new contracts.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: May 24, 2010	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2010	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350