Form 10-Q
period 2010-06-30
LAPIS TECHNOLOGIES INC
filed 2010-08-23
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2010

COMMISSION FILE NUMBER 333-100979

LAPIS TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Kinderkamack Road, Emerson, New Jersey	07630
(Address of principal executive offices)	(Zip Code)

(201) 225-0190
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 23, 2010, there were 6,483,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$360	$313
Accounts receivable	3,587	4,307
Inventories	3,007	3,577
Prepaid expenses and other current assets	429	159

Total current assets	7,383	8,356

Property and equipment, net	182	116
Deferred income taxes	12	20

	$7,577	$8,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$1	$96
Short term bank loans	1,287	2,990
Current portion of term loans	99	88
Accounts payable and accrued expenses	2,230	2,279
Due to affilliates	1,032	1,033
Income taxes payable	102	4

Total current liabilities	4,751	6,490

Term loans, net of current portion	297	310
Severance payable	189	197

Total liabilities	5,237	6,997

Commitments and contingencies
Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive income (loss)	179	201
Retained Earnings	1,329	702
Stockholders' equity Lapis Technologies	1,593	987
Non-controlling interest in subsidiary	747	508
Total stockholders' equity	2,340	1,495

	$7,577	$8,492

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	5,383	$4,332	3,036	2,213
Cost of sales	3,157	3,269	1,705	1,693

Gross profit	2,226	1,063	1,331	520

Operating expenses:
Research and development expenses	119	64	54	43
Selling expenses	74	50	27	25
General and administrative	939	618	466	314

Total operating expenses	1,132	732	547	382

Income from operations	1,094	331	784	138

Other income (expense):
Interest expense, net	(109)	(140)	29	(61)
Other income (expense)	1	-	1	-

Income (loss) before provision for
income taxes and minority interest	986	191	814	77

Provision for income taxes	74	-	63	-
Net income (loss)	912	191	751	77
Less: net income atributable to
non-controlling shareholders	258	56	193	28

Net income atributable to Lapis Technology shareholders	654	135	558	49

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(27)	275	279	593

Comprehensive (loss) income	$627	$410	$837	$642

Basic net income (loss) per share	0.10	0.02	0.09	0.01

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$654	$135
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	10	43
Minority interest	239	48
Gain on sale of property and equipment	1	-
Deferred income tax	(8)	1
Change in operating assets and liabilities:
Accounts receivable	720	1,498
Inventories	570	335
Prepaid expenses and other current assets	(270)	4
Accounts payable and accrued expenses	(49)	(879)
Income tax payable	98	28
Severence payable	(8)	(5)

Net cash provided by operating activities	1,957	1,208

Cash flows from investing activities:
Purchase of property and equipment	(76)	(13)

Net cash used in investing activities	(76)	(13)

Cash flows from financing activities:
Decrease in bank line of credit, net	(1,787)	(707)
Decrease in due to affilliates	(1)	(50)
Repayment of long-term debt	(13)	(447)

Net cash used in financing activities	(1,801)	(1,204)

Effects of exchange rates on cash	(33)	(43)

Increase (decrease) in cash	47	(52)
Cash, beginning of period	313	763

Cash, end of period	$360	$711

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$152	$140
Taxes	$25	$686

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
JUNE 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS

Lapis was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. Lapis, via its subsidiary Enertec Systems 2001 LTD (“Enertec Systems”), an Israeli corporation formed on August 28, 2001, is a manufacturer and provider of various military and airborne systems, simulators, automatic test equipment (ATE), electronic components and products related to power supplies, converters and other power conversion products. Our business is focused in two major product lines: (i) the development and manufacturing of simulators and automatic test equipment (ATE) to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis. The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its controlled subsidiary Enertec Systems. This strategy potentially includes larger scale transactions enabling higher revenue as well as increasing the gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its wholly owned subsidiary Enertec Electronics Limited (“Enertec Electronics”) which owns a 73% equity interest of Enertec Systems. The Enertec Electronics business is gradually decreasing as a result of our strategy to exit from the business of selling electronics components to focus on the development, design and manufacturing of large systems. The vast majority of the Lapis business is conducted by Enertec Systems through its factory located in Karmiel in the northern part of Israel.

NOTE 2 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

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

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
JUNE 30, 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - CONCENTRATIONS

Approximately 91%, 72%, 92%, and 74% of total sales were made to 2 customers for the six months ended June 30, 2010 and 2009, and the three months ended June 30, 2010 and 2009, respectively. Accounts receivable from these two customers represented 89% and 82% of total receivables at June 30, 2010 and December 31, 2009, respectively.

NOTE 5 – PROVISION FOR INCOME TAXES

The income tax expense for the six months ended June 30, 2010 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its income with losses from any of its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q (the “Report”) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc. (“Lapis” or the “Company”), or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors,” included in the quarterly report on Form 10-Q for the period ended March 31, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) on May 24, 2010.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Lapis was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. Lapis, via its subsidiary Enertec Systems, an Israeli corporation formed on August 28, 2001, is a manufacturer and provider of various military and airborne systems, simulators, automatic test equipment (ATE), electronic components and products related to power supplies, converters and other power conversion products. Our business is focused in two major product lines: (i) the development and manufacturing of simulators and automatic test equipment (ATE) to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis. The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its controlled subsidiary Enertec Systems. This strategy potentially includes larger scale transactions enabling higher revenue as well as increasing the gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its wholly owned subsidiary Enertec Electronics, which owns a 73% equity interest of Enertec Systems. The Enertec Electronics business is gradually decreasing as a result of our strategy to exit from the business of selling electronics components to focus on the development, design and manufacturing of large systems. The vast majority of the Lapis business is conducted by Enertec Systems through its factory located in Karmiel in the northern part of Israel.

Liquidity and Capital Resources

As of June 30, 2010, our cash balance was $360,000 as compared to $711,000 at June 30, 2009. Total current assets at June 30, 2010 were $7,383,000 as compared to $8,154,000 at June 30, 2009. The decrease in current assets is mainly due to the decrease in inventory.

Our accounts receivable at June 30, 2010 were $3,587,000 as compared to $3,386,000 at June 30, 2009. This increase in accounts receivables is primarily due to an increase in sales.

As of June 30, 2010 our working capital was $2,632,000 as compared to $1,853,000 at June 30, 2009. The increase in working capital is due primarily to a decrease in current liabilities.

There was no current portion of long-term loans at June 30, 2009. The current portion of long-term loans at June 30, 2010 was $99,000. Our total short-term loans amounted to $1,287,000 as of June 30, 2010 as compared to $3,926,000 as of June 30, 2009.

As of June 30, 2010, our total bank debt was $1,684,000 as compared to $4,467,000 at June 30, 2009 and $3,484,000 as compared to December 31, 2009. These funds were borrowed as follows:

$1,287,000 was borrowed as various short term bank loans due through 2010, and $1,000 using our bank lines of credit. As a result we decreased the amount borrowed for the six months ended June 30, 2010 by $2,783,000 as compared to the same period in 2009. The decrease in bank debt is mainly due to (i) better collection of accounts receivables, (ii) a shareholder loan in the amount of $1,032,000, and (iii) an increase in net income as compared to June 30, 2009.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of June 30, 2010, we are current with all of our bank debt and compliant with all the terms of our bank debt.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the growth of our business, develop, manufacture and market larger scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, respond to competitive pressures, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the cost of hiring and training additional highly skilled professionals (mainly engineers and technicians), qualified stronger management, sales and marketing personnel to promote our products and the cost and timing of the expansion of our development, manufacturing and marketing efforts.

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, management may undertake additional debt or equity financings to better enable Lapis to grow and meet its future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Currently, the only external sources of liquidity are our bank facilities.

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Revenues for the three and six months ended June 30, 2010 were $3,036,000 and $5,383,000, respectively, as compared to $2,213,000 and $4,322,000 for the three and six months ended June 30, 2009. This represents an increase of $823,000 or 37% for the quarter ended June 30, 2010 and an increase of $1,051,000 or 24% for the six months ended June 30, 2010, when compared to the same periods of 2009. The increase in revenues for the three and six months ended June 30, 2010 as compared to the same periods of 2009 is mainly the result of Lapis focusing on its growing comprehensive electronics turn-key solutions market, which generated larger scale transactions, as well as Lapis’s success in deepening its cooperation with its major strategic current customers, which generated additional business for Lapis. Lapis experienced a substantial change in the source of the revenue. The portion of the revenue attributed to Enertec Systems for the three and six months ended June 30, 2010 is 92% and 95%, respectively, of total revenues as compared to 74% and 78%, respectively, of total revenues for the three and six months ended June 30, 2009. Management believes that this trend will continue and that by the end of 2010 most revenue will be derived from the Enertec Systems business.

Gross profit totaled approximately $1,331,000 for the quarter ended June 30, 2010 and $2,226,000 for the six months ended June 30, 2010. The gross profit for the three and six months ended June 30, 2009, totaled $520,000 and $1,063,000 respectively. Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009 reflects a significant increase of $811,000 in the gross profit, which represents an increase of 156%. Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009 reflects a significant increase of $1,163,000 which represents an increase of 109% as compared to the same period of 2009. The substantial increase in the gross profit is attributable primarily to the increase in sales of the comprehensive system solutions according to the new strategy. These system solutions combine better utilization of our existing know-how with the performance of larger scale projects with higher profitability.

Gross profit as a percentage of sales was 44% and 41% for the three-and six-month period ended June 30, 2010, respectively, compared to 23.5% and 24.5% for the three and six month period ended June 30, 2009, respectively. This increase is primarily due to the transition into higher and more complex simulation systems, from which the Company can achieve a higher gross margin in various projects.

For the three and six months ended June 30, 2010, operating expenses totaled $547,000 and $1,132,000, respectively. This was an increase of $165,000 (43%) and $400,000 (55%), respectively, when compared to $382,000 and $732,000 for the three and six month periods ended June 30, 2009, respectively. This increase in operating expenses is primarily due to the (i) change of control in Lapis in November 2009 and the increased general and administrative expenses incurred as a result of the new controlling shareholder's desire to strengthen the Lapis and/or Enertec Systems management and corporate headquarters services to the business unit; the company has recorded an approximately $80,000 write-off for doubtful receivables in the last quarter of 2010 (ii) increase in research and development expenses of $11,000 and $55,000, respectively, for three and six month periods ended June 30, 2010 compared to the same periods of 2009, primarily due to Lapis’s efforts to develop its comprehensive systems and solutions line of business, the development of its market, and the efforts made by Lapis to develop new solutions tailored made for the major customers.

Our net profit was $558,000 for the three months ended June 30, 2010 and $654,000 for the six months ended June 30, 2010. This compares to a net profit of $49,000 in the three months ended June 30, 2009 and $135,000 in the six months ended June 30, 2009. This represents an increase in net income of $509,000 (1,039%) and $519,000 (384%), respectively, comparing the three and six month periods ended June 30, 2010 to the same periods in 2009. The increase was primarily the result of sales of products with higher gross margins despite incurring increased expenses as described above.

As of June 30, 2010, we had two customers that accounted for approximately 89% of the accounts receivables.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and six months ended June 30, 2010 were $54,000 and $119,000, respectively, compared to $43,000 and $64,000, respectively, for the three and six months ended June 30, 2009. The increase in research and development costs is due to increased efforts in developing new products and solutions.

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

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at June 30, 2010 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at June 30, 2010.  The carrying value of the long-term debt approximate fair value at June 30, 2010 based upon debt terms available for companies under similar terms.

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

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 3 to the consolidated financial statements presented in our 2009 Annual Report on Form 10-K, filed with the SEC on March 31, 2010, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the three months ended June 30, 2010.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended June 30, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2010. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 24, 2010.

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

LAPIS TECHNOLOGIES, INC.

Date: August 23, 2010	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2010	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350