Form 10-Q
period 2010-09-30
LAPIS TECHNOLOGIES INC
filed 2010-11-18
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2010, there were 6,483,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$875	$241
Accounts receivable	3,697	3,519
Inventories	2,908	3,449
Prepaid expenses and other current assets	493	23

Total current assets	7,973	7,232

Assets of discontinued operations	395	1,144
Property and equipment, net	190	116
Deferred income taxes	14	-

	$8,572	$8,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of credit	$-	$96
Short term bank loans	1,495	2,459
Current portion of term loans	105	88
Accounts payable and accrued expenses	2,253	1,898
Due to affilliates	1,091	1,033
Income taxes payable	142	4

Total current liabilities	5,086	5,578

Liabilities of discontinued operations	267	985
Term loans, net of current portion	286	310
Severance payable	135	124

Total liabilities	5,774	6,997
Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares
authorized, none issued	-	-
Common stock; $.001 par value, 100,000,000 shares
authorized 6,483,000 shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive income	306	201
Retained Earnings	1,551	702
Stockholders' equity Lapis Technologies	1,941	987
Non-controlling interest in subsidiary	857	508
Total stockholders' equity	2,798	1,495

	$8,572	$8,492

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$7,517	$4,811	$2,402	$1,432
Cost of sales	4,561	3,651	1,571	1,101

Gross profit	2,956	1,160	831	331

Operating expenses:
Research and development expenses	181	95	62	31
Selling expenses	272	19	198	5
General and administrative	951	615	226	191

Total operating expenses	1,404	729	486	227

Income from operations	1,552	431	345	104

Other income (expense):
Interest expense, net	(193)	(179)	(75)	(63)
Other income (expense)	(2)	-	(3)	-

Income (loss) from continuing operations before provision for income taxes	1,357	252	267	41

Provision for income taxes	103	-	29	-
Net income (loss) from continuing operations	1,254	252	238	41

Income (loss) from discontinued operations	(71)	(7)	33	13

Net Income	1,183	245	271	54

Less: net income atributable to non-controlling shareholders	329	67	71	11

Net income atributable to Lapis Technology shareholders	854	178	200	43

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(5)	37	22	(238)

Comprehensive (loss) income	$849	$215	$222	$(195)

Basic net income (loss) per share
Continuing Operations	0.14	0.03	0.03	0.00
Discontinued Operations	(0.01)	(0.00)	0.01	0.00
	0.13	0.03	0.03	0.01

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$849	$178
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	20	54
Minority interest	349	75
Gain on sale of property and equipment	(2)	-
Deferred income tax	14	-
Change in operating assets and liabilities:
Accounts receivable	(178)	1,133
Inventories	541	131
Prepaid expenses and other current assets	(470)	(397)
Accounts payable and accrued expenses	355	(607)
Income tax payable	138	(16)
Severence payable	11	1

Net cash provided by (used in) operating activities - continuing operations	1,627	552
Net cash provided by (used in) operating activities - discontinued operations	(237)	(256)
Net cash provided by (used in) operating activities	1,390	296

Cash flows from investing activities:
Increase (decrease) in due to affiliates		46
Purchase of property and equipment	(92)	(40)

Increase in due to stockholder	-	78

Net cash used in investing activities - continuing operations	(92)	84

Cash flows from financing activities:
Repayment of short term bank loans	(1,043)	(795)
Decrease in due to affilliates	58
Proceeds from long-term debt		462
Repayment of long-term debt	(24)	-

Net cash used in financing activities - continuing operations	(1,009)	(333)
Net cash used in financing activities - discontinued operations	269	(393)
Net cash used in financing activities	(740)	(726)

Effects of exchange rates on cash	76	(80)

Increase (decrease) in cash	634	(426)
Cash, beginning of period	241	763

Cash, end of period	$875	$337

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$181	$227
Taxes	$38	$36

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
SEPTEMBER 30, 2010

NOTE 1 – DESCRIPTION OF BUSINESS

Lapis Technologies Inc. ("Lapis" or the "Company") was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. We are, via our subsidiary Enertec Systems 2001 Ltd ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, a manufacturer and provider of various military and airborne systems, simulators, automatic test equipment (ATE), electronic components and products related to power supplies, converters and other power conversion products. Our business is focused in two major product lines: (i) the development and manufacturing of simulators and automatic test equipment (ATE) to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis.

Our operations are located in Israel and serve leading Israeli defense integrators in the market for both local Israeli and worldwide sales. We combine our deep expertise in the industry with strong technical capabilities to provide a complete range of high quality products, systems and services on a global scale. By integrating our abilities and focusing on business and project teams, we leverage our corporate knowledge and experience, intellectual property and infrastructure to develop innovative solutions for clients we serve worldwide.

The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its controlled subsidiary Enertec Systems. This strategy potentially includes larger scale transactions that we anticipate could result in higher revenue as well as increased gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its wholly owned subsidiary Enertec Electronics Ltd.("Enertec Electronics"), which owns a 73% equity interest of Enertec Systems. The Enertec Electronics business is gradually decreasing as a result of our strategy to exit from the business of selling electronics components to focus on the development, design and manufacturing of large systems. The vast majority of the Lapis business is conducted by Enertec Systems through its factory located in Karmiel in the northern part of Israel.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
SEPTEMBER 30, 2010

NOTE 2– BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report to be filed in accordance with the rules and regulations of the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

The accompanying financial statements include the accounts of the Company and their ownership interest in its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On October 17, 2010, Enertec Electronics Ltd., a wholly owned subsidiary entered into an asset purchase agreement to sell substantially all its electronics assets and business for an aggregate consideration of 1,020,000NIS (approximately $278,000). Enertec Electronics is engaged in the trading of electronics equipment (such as power supplies and other related power products). As a result of the agreement and in accordance with ASC Topic No. 205-20, Presentation of Financial Statements – Discontinued Operations, the operations of Enertec Electronics are classified as discontinued operations in the Company’s consolidated statement of operations and all assets and liabilities are presented separately on the consolidated balance sheets. All prior period information has been reclassified to be consistent with the current period presentation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

The Company has adopted ASC Topic No. 718, Compensation — Stock Compensation (“ASC 718”), a revision to Statement of Financial Accounting Statement (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). ASC 718 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the fair value method of accounting as discussed in ASC 718 as of January 1, 2003. Accordingly, stock options, when issued, will be recorded in accordance with the terms of authoritative guidance.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
SEPTEMBER 30, 2010

NOTE 4 - INVENTORIES

Inventories consist of the following at September 30, 2010:

Raw materials	609
Work in process	2,299
Finished goods

2,908

NOTE 5 - CONCENTRATIONS

Approximately 95%, 90%, 95%, and 88% of total sales were made to 2 customers for the nine months ended September 30, 2010 and 2009, and the three months ended September 30, 2010 and 2009, respectively. Accounts receivable from these two customers represented 91% and 85% of total receivables at September 30, 2010 and December 31, 2009, respectively.

NOTE 6– PROVISION FOR INCOME TAXES

The income tax expense for the nine months ended September 30, 2010 is based upon the income tax laws of Israel. Israeli tax law does not allow a parent company to offset its income with losses from any of its subsidiaries.

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

Our operations are located in Israel and serve leading Israeli defense integrators in the market for both local Israeli and worldwide sales. We combine our deep expertise in the industry with strong technical capabilities to provide a complete range of high quality products, systems and services on a global scale. By integrating our abilities and focusing on business and project teams, we leverage our corporate knowledge and experience, intellectual property and infrastructure to develop innovative solutions for clients we serve worldwide.

The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its controlled subsidiary Enertec Systems. This strategy potentially includes larger scale transactions that we anticipate could result in higher revenue as well as increased gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its wholly owned subsidiary Enertec Electronics, which owns a 73% equity interest of Enertec Systems. The Enertec Electronics business is gradually decreasing as a result of our strategy to exit from the business of selling electronics components to focus on the development, design and manufacturing of large systems. On October 17, 2010, Enertec Electronics entered into an agreement to sell substantially all of its electronics assets and business. The vast majority of the Lapis business is conducted by Enertec Systems through its factory located in Karmiel in the northern part of Israel.

Liquidity and Capital Resources

As of September 30, 2010, our cash balance was $875,000 as compared to $241,000 at December 31, 2009. Total current assets at September 30, 2010 were $7,937,000 as compared to $7,232 at December 31, 2009.

Our accounts receivable at September 30, 2010 were $3,697,000 as compared to $3,519,000 at December 31, 2009.

As of September 30, 2010, our working capital was $2,887,000 as compared to $1,654,000 at December 31, 2009. The increase in working capital is due primarily to a decrease in current liabilities.

Current portion of long-term loans as for December 31, 2009 were $88,000. The current portion of long-term loans at September 30, 2010 was $105,000. Our total short-term loans amounted to $1,600,000 as of September 30, 2010 as compared to $2,547,000 as of December 31, 2009.

As of September 30, 2010, our total bank debt was $1,011,000 as compared to $2,712,000 at December 31, 2009. These funds were borrowed as follows:

$1,495,000 was borrowed as various short term bank loans due through 2010, and $391,000 using long term loans. As a result we decreased the amount borrowed for the nine months ended September 30, 2010 by $1,701,000 as compared to December 31, 2009. The decrease in bank debt is mainly due to (i) better collection of accounts receivables, (ii) a shareholder loan in the amount of $1,091,000, and (iii) an increase in net income as compared to September 30, 2009.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of September 30, 2010, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Revenues for the three and nine months ended September 30, 2010 were $2,402,000 and $7,517,000, respectively, as compared to $1,432,000 and $4,811,000 for the three and nine months ended September 30, 2009. This represents an increase of $970,000 or 68% for the quarter ended September 30, 2010 and an increase of $2,706,000 or 56% for the nine months ended September 30, 2010, when compared to the same periods of 2009. The increase in revenues for the three and nine months ended September 30, 2010 as compared to the same periods of 2009 is mainly the result of Lapis focusing on its growing comprehensive electronics turn-key solutions market, which generated transactions of a larger scale, as well as Lapis’s success in deepening its cooperation with its major strategic current customers, which generated additional business for Lapis. Over the one-year period from September 30, 2009 to September 30, 2010, Lapis experienced a substantial change in the source of the revenue. The portion of the revenue attributed to Enertec Systems for the three and nine months ended September 30, 2010 is 100% and 96%, respectively, of total revenues as compared to 72% and 76%, respectively, of total revenues for the three and nine months ended September 30, 2009. Consistent with management's strategic plan, all revenues for the last quarter were derived from the Enertec Systems business.

Gross profit totaled approximately $831,000 for the quarter ended September 30, 2010 and $2,956,000 for the nine months ended September 30, 2010. The gross profit for the three and nine months ended September 30, 2009, totaled $331,000 and $1,116,000, respectively. Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009 reflects a significant increase of $500,000 in gross profit, which represents an increase of 151%, comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009 reflects a significant increase of $1,796,000 which represents an increase in gross profit of 155% as compared to the same period of 2009. The substantial increase in the gross profit is attributable primarily to the increase in sales of the comprehensive system solutions according to the new strategic plan. These system solutions combine better utilization of our existing know-how with the performance of larger scale projects with higher profitability.

Gross profit as a percentage of sales was 35% and 39% for the three- and nine-month period ended September 30, 2010, respectively, compared to 23% and 24% for the three- and nine- month period ended September 30, 2009, respectively. This increase is primarily due to the transition into higher and more complex simulation systems, from which the Company can achieve a higher gross margin in various projects.

For the three and nine months ended September 30, 2010, operating expenses totaled $486,000 and $1,404,000, respectively. This was an increase of $259,000 (114%) and $675,000 (92%), respectively, when compared to $227,000 and $729,000 for the three- and nine- month periods ended September 30, 2009, respectively. This increase in operating expenses is primarily due to the (i) change of control in Lapis in November 2009 and the increased general and administrative expenses incurred as a result of the new controlling shareholder's desire to strengthen the Lapis and/or Enertec Systems management and corporate headquarters services to the business unit; the Company's recording an approximately $96,000 write-off for doubtful receivables in the nine months ended September 30, 2010 (ii) increase in research and development expenses of $31,000 and $86,000, respectively, for three- and nine-month periods ended September 30, 2010 compared to the same periods of 2009, primarily due to Lapis’s efforts to develop its comprehensive systems and solutions line of business, the development of its market, and the efforts made by Lapis to develop new solutions tailored made for the major customers, and (iii) increase in selling expenses of $193,000 and $253,000, respectively, for three- and nine-month periods ended September 30, 2010 compared to the same periods of 2009 primarily due to Lapis's efforts to increase marketing efforts for more projects and new customers.

Our comprehensive net income was $222,000 for the three months ended September 30, 2010 and $849,000 for the nine months ended September 30, 2010. This compares to a comprehensive net loss of $195,000 in the three months ended September 30, 2009 and comprehensive net income of $215,000 in the nine months ended September 30, 2009. This represents an increase in net income of $417,000 (213%) and $634,000 (294%), respectively, comparing the three and nine month periods ended September 30, 2010 to the same periods in 2009. The increase was primarily the result of sales of products with higher gross margins despite incurring increased expenses as described above.

As of September 30, 2010, we had two customers that accounted for approximately 91% of the accounts receivables.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and nine months ended September 30, 2010 were $62,000 and $181,000, respectively, compared to $31,000 and $95,000, respectively, for the three and nine months ended September 30, 2009. The increase in research and development costs is due to increased efforts in developing new products and solutions.

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

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at September 30, 2010 because of the relatively short maturity of the instruments. The fair value of due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at September 30, 2010. The carrying value of the long-term debt approximate fair value at September 30, 2010 based upon debt terms available for companies under similar terms.

Foreign Currency Translation - Lapis has one wholly-owned subsidiary, Enertec Electronics, an Israeli corporation, and one majority owned subsidiary, Enertec Systems, an Israeli corporation. The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the periods reported. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 3 to the consolidated financial statements presented in our 2009 Annual Report on Form 10-K, filed with the SEC on March 31, 2010, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2010.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended September 30, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2010. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

LAPIS TECHNOLOGIES, INC.

Date: November 18, 2010	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2010	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350