Form 10-K
period 2010-12-31
LAPIS TECHNOLOGIES INC
filed 2011-03-31
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-100979

LAPIS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Kinderkamack Road, Emerson, New Jersey 07630
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 225-0190

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2010 was $73,124 based on the average closing bid and ask price of the common stock on the over-the-counter market of $0.101 per share. For the purpose of this statement, all directors, executive officers and any shareholders holding over 10% of the Company's issued share capital are considered to be affiliates.

As of March 30, 2011, there were 6,483,000 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2010.

PART I

Item 1.	Business.

Lapis Technologies Inc. ("Lapis" or the "Company") was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. We are, via our wholly owned subsidiary Enertec Systems 2001 Ltd. (“Enertec Systems”), an Israeli corporation formed on August 28, 2001, a manufacturer and provider of various military and airborne systems, simulators, automatic test equipment (“ATE”), electronic components and products related to power supplies, converters and other power conversion products. Our business is focused in two major product lines: (i) the development and manufacturing of simulators and ATE to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis.

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

The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its wholly owned subsidiary Enertec Systems. This strategy potentially includes larger scale transactions that we anticipate could result in higher revenue as well as increased gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its wholly owned subsidiaries Enertec Electronics Ltd. ("Enertec Electronics") and Enertec Systems. The Enertec Electronics business was sold in October 2010 as part of our strategy to exit from the business of selling electronics components and to focus on the development, design and manufacturing of large systems. The vast majority of the Lapis business is conducted by Enertec Systems through its factory located in Karmiel in the northern part of Israel.

Our vision is to become a major producer for the defense and Homeland Security ("HLS") industries. Our strategy is driven and focused on the continued internal growth of Enertec Systems through diligent efforts in the development of new potential markets as well as new technologies and innovative systems and products. In order to achieve our internal growth, we are planning to enhance our production capacity by moving to a larger facility by the end of 2011, a transition that will support and contribute to the growth of our business in 2012. Our current targeted markets in which we concentrate the majority of our resources including our marketing and sales efforts are the Israeli domestic market, the United States markets, as well as the large growing Indian defense market. We are currently engaged in the formation of a new joint venture with Amtek Defense Technologies Limited (subsidiary of Amtek Auto Ltd) a leading Indian industrial group for the formation of a manufacturing and marketing platform in India of products based on the Enertec Systems technology and know-how. We anticipate that the joint venture (i) will provide Enertec Systems with the ability to deliver new competitive offset solutions to its existing customers, and (ii) will create new business opportunities for Enertec Systems in Indian and nearby markets and assist it in penetrating such markets.

In supporting our vision and market strategy, we have nominated an advisory board for Enertec Systems composed of various leaders in the Israeli defense and financial industries. We continue to explore alternatives to strengthen our financial position including public or private capital raises.

Our management is also exploring potential acquisitions of companies with synergistic businesses that may allow us to enlarge the variety of our solutions to the market and increase our competitiveness.

Our Subsidiaries

The Company is a Delaware corporation incorporated in 2002. The Company is the sole owner of Enertec Electronics Ltd., a private Israeli company which, on October 17, 2010, sold all or substantially all its assets and business for an aggregate consideration of 1,020,000 New Israeli Shekels (“NIS”) (approximately US$278,000) (see also note 2 to the Consolidated Financial Statements) and consequently became a non active holding company. Enertec Electronics is the sole owner of Enertec Management Limited (f/k/a Elcomtech Ltd.), a private Israeli company (“Enertec Management”). Enertec Management is the sole owner of Enertec Systems, a private Israeli company and our operating subsidiary. In March 2011, Enertec Management has acquired from Mr. Harry Mund (our former chief executive officer, director and principal shareholder), his shareholdings in Enertec Systems (see also note 14 to the Consolidated Financial Statements), and Enertec Systems became the wholly-owned subsidiary of Enertec Management.

Enertec Systems Operational Aspects

Enertec Systems designs, develops and manufactures various electronic military systems for air, land and sea applications. Among its products are power supplies, laser drivers, mission computers and control systems for motor and pumps, radio transceivers, altitude measuring devices, ground systems for missile control and sub-assemblies. We also design and manufacture test systems for electronics manufacturers in the military industry based on their specifications for the test and ground support of missiles, aircraft and other defense systems. Enertec Systems manufactures customized military related products. Enertec Systems holds high security clearance requirements in Israel for the most sensitive defense programs.

Our quality control systems are compliant with ISO900:2008. The International Organization of Standardization “ISO”) designated ISO9000:2008 to apply to organizations that design, develop, produce, install, and service products. ISO expects organizations to apply this model, and to meet certain requirements, by developing a quality control system. ISO9000:2008 is the international standard for quality assurance and quality design. The ISO9000:2008 standard is important to customers who are placing orders for custom made products and is made up of a combination of quality system requirements. A typical process for designing, planning and implementing a quality system involves:

·	Planning the quality initiative and obtaining executive sponsorship;
·	Establishing the quality policy for the organization;
·	Designing and planning the Quality Management System (QMS), usually based on international standards;
·	Establishing the quality organization, developing the quality manual and structure of quality records;
·	Determining the scope of implementation;
·	Assuring quality plans;
·	Reviewing deliverables and determining any actions;
·	Auditing quality records;
·	Defining areas for process improvement; and
·	Managing the improvement program.

New Products

In addition to the traditional systems and products manufactured by Enertec Systems (such as testing and simulators systems and power supplies), we have been working to develop new systems and products in the following areas: (i) operationally resilient computers for integration into various weapon systems, (ii) missile launch platforms, (iii) command and control systems, and (iv) missile communications systems.  Our aim is to provide state of the art and leading market technologies to our customers for use in their strategic projects on land, air and sea.

Marketing Strategies

Our sales and marketing effort focuses on developing new business opportunities as well as generating follow-on sales for our systems solutions. We rely primarily on our internal sales team. Various members of our senior management also serve as effective sales representatives by contributing to the generation of military and corporate business due to their long-standing customer relationships and knowledge of our customers’ mission-critical requirements. We continue to explore various domestic and international relationships to increase our sales and market penetration. We actively participate in trade shows involving technology and electronics defense operations. We are in the process of forming a new joint venture in India which will be used as a marketing platform as well for the Company’s products, systems and solutions in Asia and other parts of the world. Our customers are often system integrators for end-user clients worldwide, and we believe the joint venture could provide an additional channel for our products to the end users. Additionally, our business development efforts include our web site, preparation and distribution of marketing materials, advertising directed toward the HLS industries, and demonstrations of our product capabilities.

We plan to continue our aggressive marketing efforts. Part of our success within Enertec Systems has been to anticipate the needs of our customers, invest in R&D and to start working on products that we believe they will need. This provides us with an edge on our competition by reducing our time to market. In addition, we have been able to identify those of our customers and potential customers that we perceive to be poised for growth and to focus our attention on gaining a foothold with those customers. When successful, this strategy has enabled us to benefit from the large order flow both in terms of the typical products they would expect us to produce for them as well as the more sophisticated products that our customers might not expect that we are capable of producing. Further, we have the capacity to produce some of our customers’ non-core components as well as some of the core components. By continuously diversifying into new and more complex products and fully scaled systems, we believe that Enertec Systems has been able to set itself apart from its competition. We also continue to increase our suite of custom products based on our proprietary design and technology. These products are core components of several long term military programs spearheaded by our customers, with expected purchase lifecycles over periods of up to 10 years.

Market Conditions

The HLS markets in which the Company operates include the manufacturing of electronic systems and electro optics systems designed to enhance large-scale military land, airborne and seaborne tactical platforms. Such systems may include night visions systems, UAV’s systems, laser products, airborne photography measures, processing and display of data systems and communications systems. In the Israeli market, Israeli companies supply a significant portion of their products to the Israeli defense forces due to the continuing defense needs of the State of Israel. However, the Israeli defense industry is also a well respected exporter of its products to armies and security forces worldwide and the international markets have demonstrated an increased demand for military and security products.

Customers

Our customers are primarily Israeli defense companies which incorporate or need to incorporate in their products high end, state-of-the-art electronics defense systems. Although approximately 90% of our annual revenues in the past two years were from the two leading Israeli defense groups and therefore we have been dependent on these clients, each group is comprised of various independent business units and factories, thereby adding diversity to our revenue streams. We believe that in light of the segments in which our customers market their solutions, the marketability of our products is not limited to one specific market segment, and therefore our overall performance is less affected by fluctuation in any particular market. The remainder of our sales are divided among our other commercial customers.

Backlog

As of December 31, 2010, we had a backlog of orders for our systems, products and services in the amount of approximately US$13,342,000 (including US$3,000,000 in framework orders) as compared to a backlog of approximately US$6,553,000 as of December 31, 2009. The increase of approximately 104% in the backlog as of December 31, 2010 compared to December 31, 2009 is primarily attributable to customers’ projects moving forward from R&D phases to operational systems, a phase which has resulted in an increased need for Enertec Systems  products as part of such operational systems.

Competition

Our main competition is comprised of (i) customer's internal electronic divisions offering to do their own testing systems and core component manufacturing in house and (ii) various relatively small companies which specialize in electronics systems that operate in our market.

Suppliers

Our suppliers are diversified, and we are not dependent upon a limited number of suppliers for essential raw materials, energy or other items. Our suppliers are well-established with facilities and manufacturing abilities that comply with all relevant international standards. However, while we are not dependent on any one supplier, disruptions in normal business arrangements due to the loss of one or a few suppliers could cause possible short-term losses. Disruptions may be experienced if our existing suppliers are no longer able to meet our requirements. They may also occur if there is an industry shortage of electronic or mechanical components. Not only could these disruptions affect our product line and limit our production capacity, but also, if there is a shortage of components, such disruption could result in higher costs due to the supply shortage or the need to use higher cost substitute components. The raw materials we use are either electronic components or mechanical components. The electronic components are purchased from suppliers and the mechanical components are mainly manufactured by local subcontractors.

Employees

As of December 31, 2010, we had approximately 63 full-time employees. 70% of our full-time employees are employed in engineering and manufacturing roles, and the remainder are employed in sales, management or administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good and sustainable relations with our employees.

Research and Development Expenditures

Research and Development costs totaled approximately $250,000 and $251,000 for the twelve months ended December 31, 2010 and 2009, respectively, which is approximately 2% and 4% of revenues, respectively, for such periods. These expenditures have adequately satisfied our research and development requirements. We are using our engineering resources to research and design new technologies that we hope to implement in the new projects and large military programs of our core customers.

Seasonal Aspects of Our Business

The sales of military products experience seasonal variations due to the fact that the Israeli Ministry of Defense frequently delays the setting of budgets until near the end of the fiscal year. Therefore, new orders to the military industry are delayed, leading to delays of orders to the local subcontractors, which generally has a negative effect on the sales volume in the first and second quarters of the year. In addition, some of our customers push for increased deliveries during the last weeks of the year in order to fulfill contractual delivery obligations to their customers. This often results in increased fourth quarter sales.

Patents and Trademarks

We are not dependent on patents or trademark protection with regard to the operation of our business and do not expect to be at any time in the future.

Regulation

Our electronic products must comply with the UL standards of the United States and CE standards of Europe to be eligible for sale in the respective countries subject to these standards. Each system must be tested, qualified and labeled under the relevant standards. This is a complicated and expensive process and once completed, the approved product may not be altered for sale.

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

We depend on two major customers for a significant portion of our revenues. More than 93% of our annual revenues in the past two years were from the two leading Israeli defense groups, Raphael and the Israeli Aerospace Industry, that perform large scale strategic projects for the Israeli government among other tasks. It should be noted however that IAI is composed of several separate independent factories with whom we are working separately. Israeli defense spending historically has been driven by perceived threats to its national security. Although Israel has been under a sustained elevated threat level in recent years, we cannot provide any assurance that defense budgets will continue to grow at the pace it has over the past decade. A decrease in Israel's defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs could adversely affect our future revenues and earnings.

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

Our earnings and margins depend on our ability to perform under our contracts. When agreeing to contractual terms, our management makes assumptions and projections about future conditions or events. These projections assess:

•	the productivity and availability of labor,

•	the complexity of the work to be performed,

•	the cost and availability of materials,

•	the impact of delayed performance, and

•	the timing of product deliveries.

If there is a significant change in one or more of these circumstances or estimates, or if we face unexpected contract costs, the profitability of one or more of these contracts may be adversely affected and could affect our earnings and margins among other due to the fact that Lapis’s contracts are often made on a fixed-price basis.

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

Your ability to influence corporate decisions may be limited because ownership of our common stock is concentrated. Our directors and executive officers as a group beneficially owned 6,194,000 shares (approximately 95% of our outstanding common stock as of March 30, 2011). As a result of their ownership of our common stock, our directors and executive officers, collectively, may be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the company, and this may have a material adverse effect on the trading price of our common stock.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, consulting and our headquarters (management and administrative personnel). Our offices and facilities currently consist of approximately 10,000 square feet located in Karmiel, Israel leased at approximately US $48,000 per annum. The current lease of the facilities supports the Company's current needs. However, due to our expectations for growth in the Company's business and manufacturing needs, the management of the Company is exploring various alternate long-term lease opportunities near our current location for a larger facilities space. We do not anticipate having great difficulty finding a suitable space, as such larger spaces are generally available in the northern part of Israel at reasonable cost.

Item 3.	Legal Proceedings.

The Company is not subject to any legal proceedings that has materially affected, or is reasonably likely to materially affect, the Company’s business or financial position.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Transactions in our common stock are currently reported in the United States under the symbol “LPST” on the “Pink Sheets”, a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  The following table sets forth the range of high and low closing bids reported in the over-the-counter market for our common stock.  The prices shown below represent prices in the market between dealers in securities; they do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.  The “Pink Sheets” is neither a stock exchange nor a self-regulatory organization and is not regulated by either Financial Industry Regulatory Authority or the SEC.

	High	Low
Year Ended December 31, 2010
First Quarter	$0.105	$0.10
Second Quarter	$0.101	$0.101
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.20	$0.20
Year Ended December 31, 2009
First Quarter	$0.20	$0.10
Second Quarter	$0.10	$0.10
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.101	$0.10

Holders

As of March 30, 2011 we had 6,483,000 shares of common stock outstanding and approximately 43 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

Dividends

The Company did not declare or pay cash dividends in either 2010 or 2009. The Company has no dividends policy and will consider distributing dividends on a year by year basis. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Recent sales of unregistered securities

During the fiscal year ended December 31, 2010, we did not issue any securities without registration under the Securities Act of 1933, as amended (the Securities Act).

Purchases of Equity Securities by the Company and Affiliated Purchasers

Pursuant to the stock purchase agreement dated July 5, 2009 entered between Mr. Harry Mund and D.L. Capital Ltd. (“DLC”), Mr. Mund agreed to sell to DLC all of the issued and outstanding shares of common stock of the Company held by him.  The initial closing of the transaction occurred on December 3, 2009, with subsequent payments and transfers to be made with respect to the balance of the shares held by Mr. Mund.  On March 2, 2011, Mr. Mund sold to DLC the remaining 1,443,670 shares of common stock of the Company held by him.  Following such sale by Mr. Mund, DLC beneficially owns approximately 73.27% of the outstanding shares of common stock of the Company. In addition, on March 2, 2011, Mr. Mund sold to Enertec Management, an indirect, wholly-owned subsidiary of the Company, the 27% of the outstanding shares of Enertec Systems not held by Enertec Management.  Following the transaction, Enertec Systems is now an indirect, wholly-owned subsidiary of the Company.

On March 14, 2011, DLC purchased 444,400 shares of common stock of the Company from 3 various shareholders in privately negotiated transactions.

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

2002 Stock option plan

We and our shareholders adopted our 2002 Stock Option Plan on October 16, 2002. The plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or 'nonstatutory stock options' and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. We have not yet granted any options or stock appreciation rights under the plan. The plan is administered by our board of directors, which will select the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therein and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee. Options may be granted to our employees (including officers) and directors, any of our subsidiaries, and certain of our consultants and advisors. Incentive stock options can be issued to all employees (including officers). Nonstatutory stock options can be issued to employees, non-employee directors, or consultants and advisors.

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

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This yearly report on Form 10-K (the “Report”) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors,” included in this annual report on Form 10-K for the period ended December 31, 2010. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Executive overview

Lapis was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. We are, via our wholly owned subsidiary Enertec Systems 2001 Ltd (“Enertec Systems”), an Israeli corporation formed on August 28, 2001, a manufacturer and provider of various military and airborne systems, simulators, automatic test equipment (ATE), electronic components and products related to power supplies, converters and other power conversion products. Our business is focused in two major product lines: (i) the development and manufacturing of simulators and automatic test equipment (ATE) to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis. Our operations are located in Israel and serve leading Israeli defense integrators in the market for both local Israeli and worldwide sales.  We combine our deep expertise in the industry with strong technical capabilities to provide a complete range of high quality products, systems and services on a global scale. By integrating our abilities and focusing on business and project teams, we leverage our corporate knowledge and experience, intellectual property and infrastructure to develop innovative solutions for clients we serve worldwide.

Liquidity and Capital Resources

As of December 31, 2010, our cash balance was $626,000 as compared to $241,000 at December 31, 2009. Total current assets at December 31, 2010 were $8,794,000 as compared to $7,232,000 at December 31, 2009.

Our accounts receivable at December 31, 2010 were $4,532,000 as compared to $3,519,000 at December 31, 2009. This increase in accounts receivables is primarily due to an increase in sales.

As of December 31, 2010 our working capital was $4,361,000 as compared to $1,654,000 at December 31, 2009.  The increase in working capital is due primarily to the decrease in current liabilities and increase in accounts receivables.  The current portion of long-term loans as for December 31, 2010 was $93,000 as compared to $88,000 at December 31, 2009.  Our total short term loans amounted to $256,000 as of December 2010, as compared to $2,459,000 as of December 31, 2009.

As of December 31, 2010, our total bank debt was $910,000 as compared to $2,953,000 at December 31, 2009. These funds were borrowed as follows:

$256,000 was borrowed as various short term bank loans due through 2010, and $654,000 using long term loans. As a result we decreased the amount borrowed for the year ended December 31, 2010 by $2,043,000 compared to the same period in 2009. The decrease in bank debt is mainly due to: (i) better collection of accounts receivables, (ii) a shareholder loan in amount of $1,127,000 and (iii) an increase in net income as compared to year ended December 31, 2009.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of December 31, 2010, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, we may undertake additional debt or equity financings to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues for the year ended December 31, 2010 were $11,106,000 as compared to $6,845,000 for the year ended December 31, 2009. This represents an increase of $4,261,000 or 62% for the year ended December 31, 2010. The increase in revenues for the year ended December 31, 2010 as compared to the same period of 2009 is mainly the result of our focus on our growing comprehensive electronics turn-key solutions market, which generated transactions of a larger scale, as well as our success in deepening our cooperation with our major strategic current customers, which generated additional business for us. Over the one-year period from December 31, 2009 to December 31, 2010, we experienced substantial change of source of the revenue as described above.

Gross profit totaled approximately $4,925,000 for the year ended December 31, 2010 as compared to $1,813,000 for the year ended December 31, 2009. This increase of $3,112,000 in gross profit represents an increase of 171% year-over-year. The substantial increase in the gross profit is attributable primarily to the increase in sales of our comprehensive system solution according to the new strategic plan. These system solutions combine better utilization of our existing know-how with the performance of larger scale projects that have higher profitability.

Gross profit as a percentage of sales was 44% and 26% for the year ended December 31, 2010 and December 31, 2009, respectively. This increase is primarily due to the transition into higher and more complex simulation system, from which the company can achieve a higher gross margin in various projects.

For the year ended December 31, 2010 and for the year ended December 31, 2009, operating expenses totaled $2,094,000 and $1,491,000, respectively. This was an increase of $603,000, or 40%, compared to the year ended December 31, 2009. This increase in operating expenses is primarily due to the (i) change of control in Lapis in November 2009 and the increased general and administrative expenses incurred as a result of the new controlling shareholder's desire to strengthen the Lapis and/or Enertec Systems management and corporate headquarters services to the business unit; the Company's recording an approximately $274,000 write-off for doubtful receivables in the year ended December 31, 2010, and (ii) increase in selling  expenses of $215,000 for the year ended December 31, 2010 compared to the same period of 2009, primarily due to Lapis's efforts to increase marketing efforts for more projects and new customers.

Our net income attributed to Lapis shareholders was $1,619,000 for the year ended December 31, 2010 compared to a net loss of $120,000 in the year ended December 31, 2009. This represents an increase in net income of $1,739,000. The increase was primarily the result of sales of products with higher gross margins despite incurring increased expenses as described above.

As of December 31, 2010, we had two customers that accounted for approximately 92% of the accounts receivable. One of these customers is composed of several separate independent factories with whom we are working separately.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the year ended December 31, 2010 and the year ended December 31, 2009 were $250,000 and $251,000, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Revenue Recognition - The Company enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-completion method, In using the percentage of completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Project costs are  measured by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for substantially all projects.

The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. Costs may be incurred before the Company has persuasive evidence of an arrangement. In those cases, if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, foreign currency exchange rate movements, and final contract settlements may result in revisions to revenue, costs and income and are recognized in the period in which the revisions are determined.

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2010 because of the relatively short maturity of the instruments. The fair value due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2010.  The carrying value of the long-term debt approximate fair value at December 31, 2010 based upon debt terms available for companies under similar terms.

Foreign Currency Translation - Lapis has one wholly owned subsidiary, Enertec Electronics, an Israeli corporation, and, at December 31, 2010, one majority owned subsidiary, Enertec Systems, an Israeli corporation (see note 14 to the Consolidated Financial Statements for disclosure of subsequent events). The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the periods reported. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. There were no significant changes in our critical accounting estimates during the period ended December 31, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The “Report of Independent Registered Public Accounting Firm”, the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages F-1 to F-16 of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s CFO (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended December 31, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that as of December 31, 2010 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US generally accepted accounting principles.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as referred to above as of December 31, 2010 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.

On October 17, 2010, Enertec Electronics entered into an asset purchase agreement for the sale of all or substantially all of its assets and business for an aggregate consideration of 1,020,000NIS (approximately US$278,000). Enertec Electronics engaged in the trading of certain electronic equipment (such as power supplies and other related power products). To date hereof, Enertec Electronics does not conduct any material business (for further information see note 2 to the Consolidated Financial Statements).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be furnished within 120 days after the end of the fiscal year ended December 31, 2010 (and is hereby incorporated by reference) by an amendment hereto.

Item 11.  Executive Compensation

The information required by Item 11 will be furnished within 120 days after the end of the fiscal year ended December 31, 2010 (and is hereby incorporated by reference) by an amendment hereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be furnished within 120 days after the end of the fiscal year ended December 31, 2010 (and is hereby incorporated by reference) by an amendment hereto.

Item 13. Certain Relationships And Related Transactions, And Director Independence.

The information required by Item 13 will be furnished within 120 days after the end of the fiscal year ended December 31, 2010 (and is hereby incorporated by reference) by an amendment hereto.

Item 14. Principal Accounting Fees And Services

The information required by Item 14 will be furnished within 120 days after the end of the fiscal year ended December 31, 2010 (and is hereby incorporated by reference) by an amendment hereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report on Form 10-K:

1.  Reference is made to the “Report of Independent Registered Public Accounting Firm”, the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” under Item 8 of Part II hereof appearing on pages F-1 through F-16 hereto, which are incorporated herein by reference.

2. Financial Statement Schedules:

None.

3. Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

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

3.4	Amended By-Laws of Lapis Technologies, Inc. (Incorporated by reference to our current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2010)

10.1
Employment Agreement, dated August 12, 2009, between Harry Mund and Enertec Systems 2001 Ltd. (Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010)

10.2
Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: March 31, 2011	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer and sole Director (Principal Executive Officer)	March 31, 2011
David Lucatz

/s/ Tali Dinar	Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011
Tali Dinar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
and Stockholders of
Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. as of December 31, 2010 and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flow for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lapis Technologies, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
March 29, 2011

Independent Auditors’ Report

To the Stockholders’ and the Board of Directors of
Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the year in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Lapis Technologies, Inc. and Subsidiaries as of December 31, 2009 and the consolidated results of their operations and their cash flows for each of the year in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gvilli and Co.
Gvilli and Co.
March 29, 2011
Casarea, Israel

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)
ASSETS

	December 31, 2010	December 31, 2009
	(Audited)	(Audited)
Current Assets:
Cash and cash equivalents	$626	$241
Accounts receivable, net of allowance for doubtful accounts of $274 and $0	4,532	3,519
Inventories	3,138	3,449
Prepaid expenses and other current assets	498	23

Total current assets	8,794	7,232

Assets of discontinued operations	207	1,144
Property and equipment, net	255	116
Long Term Deposit	21	-
Deferred income taxes	7	-

	$9,284	$8,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of credit	$-	$96
Short term bank loans	256	2,459
Current portion of term loans	93	88
Accounts payable and accrued expenses	2,957	1,898
Due to related party	1,127	1,033
Income taxes payable	-	4

Total current liabilities	4,433	5,578

Liabilities of discontinued operations	156	985
Term loans, net of current portion	561	310
Severance payable	89	124

Total liabilities	5,239	6,997
Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6	6
Additional paid-in capital	78	78
Accumulated other comprehensive income	423	201
Retained Earnings	2,321	702
Stockholders' equity Lapis Technologies	2,828	987
Non-controlling interest in subsidiary	1,217	508
Total stockholders' equity	4,045	1,495

	$9,284	$8,492

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOMEAND OTHER COMREHENSIVE INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)

	Year Ended December 31,
	2010	2009
	(Audited)	(Audited)
Sales	$11,106	$6,845
Cost of sales	6,181	5,032

Gross profit	4,925	1,813

Operating expenses:
Research and development expenses	250	251
Selling expenses	307	92
General and administrative	1,537	1,148

Total operating expenses	2,094	1,491

Income from operations	2,831	322

Other income (expense):
Interest expense, net	(300)	(397)
Other income (expense)	(5)	10

Income (loss) from continuing operations before provision for income taxes	2,526	(65)

Provision for income taxes	105	4
Net income (loss) from continuing operations	2,421	(69)

Loss from discontinued operations	(150)	(47)

Net Income (Loss)	2,271	(116)

Less: net income attributable to non-controlling shareholders	652	4

Net income (loss) attributable to Lapis Technology shareholders	1,619	(120)

Other comprehensive (loss) income, net of taxes Foreign translation (loss) gain	222	93

Comprehensive (loss) income	$1,841	$(27)

Basic net income (loss) per share
Continuing Operations	0.27	(0.01)
Discontinued Operations	(0.02)	(0.01)
	0.25	(0.02)

Basic weighted average common shares outstanding	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance, January 1, 2009	6,483,000	6	78	108	993	1,185

Foreign currency translation adjustment				93	(171)	(78)
Net income (loss)					(120)	(120)

Balance December 31, 2009	6,483,000	6	78	$201	$702	$987

Foreign currency translation adjustment				222		222

Net income (loss)					1,619	1,619

Balance December 31, 2010	6,483,000	$6	$78	$423	$2,321	$2,828

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2010	2009
	(Audited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$1,619	$(120)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23	65
Minority interest	652	4
Gain on sale of property and equipment		10
Deferred income tax	7	-
Change in operating assets and liabilities:
Accounts receivable	(1,013)	624
Inventories	311	581
Prepaid expenses and other current assets	(475)	(22)
Accounts payable and accrued expenses	1,059	(264)
Income tax payable	(4)	4
Severance payable	(35)	(13)

Net cash provided by operating activities - continuing operations	2,144	869
Net cash provided by operating activities - discontinued operations	794	203
Net cash provided by operating activities	2,938	1,072
Cash flows from investing activities:
Purchase of property and equipment	(162)	(68)
Proceed from sale of property and equipment		2
Long-term deposits	21	-

Net cash used in investing activities - continuing operations	(141)	(66)
Cash flows from financing activities:
Repayment of short term bank loans	(2,294)	(2,215)
Proceeds of loans from related parties	94	925
Repayment of long-term debt	251	258

Net cash used in financing activities - continuing operations	(1,949)	(1,032)
Net cash used in financing activities - discontinued operations	(625)	(131)
Net cash used in financing activities	(2,574)	(1,163)

Effects of exchange rates on cash	162	93

Increase (decrease) in cash	385	(63)
Cash, beginning of year	241	304

Cash, end of year	$626	$241

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$292	$351
Taxes	$83	$45

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

NOTE 1 - DESCRIPTION OF BUSINESS

Lapis Technologies, Inc. (the “Company”) was incorporated in the State of Delaware on January 31, 2002.  The Company’s operations are conducted through its wholly-owned Israeli Subsidiary, Enertec Electronics Ltd. (“Enertec Electronics”) and its wholly-owned Israeli subsidiaries, Enertec Management Ltd and Enertec Systems 2001 Ltd. (“Enertec Systems”) as set forth in note 14 hereunder.

Enertec Systems is engaged in the manufacturing, distribution and marketing of electronic defense systems including electronics components and products relating to power supplies, converters and related power conversion products, automatic test equipment, simulators and various military and airborne systems.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements present the financial condition of the Company and its subsidiaries at December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2010 and 2009 the Company has recorded an allowance for doubtful accounts in the amount of $274,000 and $0, respectively.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

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

 Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Revenue Recognition

The Company enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-completion method, In using the percentage of completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Project costs are  measured by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for substantially all projects.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. Costs may be incurred before the Company has persuasive evidence of an arrangement. In those cases, if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, foreign currency exchange rate movements, and final contract settlements may result in revisions to revenue, costs and income and are recognized in the period in which the revisions are determined.

Warranty Reserves

The Company usually warrants its product for a one-year period.  A provision for estimated warranty costs, if material, is recorded at the time of sale.  Based upon historical experience the Company has not incurred material costs relating to its warranty and has therefore not recorded a warranty provision at December 31, 2010 and 2009.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Costs.”

Stock Based Compensation

The Company accounts for stock based compensation under the fair value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock,  the expected dividends on it, and the risk-free interest rate over the expected life of the option.  For the years ended December 31, 2010 and 2009 the Company did not issue any stock options.

Research and Development Costs

Research and development costs are charged to general and administrative expense as incurred.  Research and development cost for the years ended December 31, 2010 and 2009 were approximately $250 and $251 respectively.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

Severance pay

Severance pay represents amounts computed on employees’ most recent salary and the number of years working in Israel. The Company’s liability is partially offset by amounts deposited to insurance policies, which are under the Company’s control.

Earnings per Share

Basic net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares outstanding during the year.  Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.  Management believes that there is no impairment of long-lived assets at December 31, 2010 and 2009.

Non Controlling Interest

The non controlling interest represents the minority stockholders' proportionate share of the equity and net income of the Company's subsidiary at December 31, 2010 and 2009.

Fair Value Measurements

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates are comparable to rates of returns for instruments of similar credit risk.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income for the year and foreign currency translation adjustments.

Foreign Currency Translation

The assets and liabilities of the foreign subsidiaries are translated at current exchange rates, equity accounts are translated at historical rates and  revenues and expenses at average exchange rates in effect during the year.  Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 4 - INVENTORIES

Inventories consist of the following at December 31, 2010 and 2009:
	2010	2009

Raw materials	$648	$916
Work in process	2,490	2,533

	$3,138	$3,449

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2010 and 2009:

	2010	2009

Leasehold improvements	$118	$96
Machinery and equipment	142	9
Furniture and fixtures	141	154
Transportation equipment	121	162
Computer equipment	355	350

	877	771
Less accumulated depreciation and amortization	622	655
	$255	$116

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

NOTE 6 - INCOME TAXES

The Company’s Israeli subsidiaries are governed by the tax laws of the state of Israel which has a general tax rate of 25%. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “approved enterprise industrial company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2010 and 2009 consists of the following

	2010	2009
Current Provision
United States	-	-
Israel	197	4
Total current provision	197	4

Deferred Provision (benefit)
United States	-	-
Israel	(92)	-
Total deferred provision	(92)	-

Total Provision for income taxes	105	4

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	2010	2009

U.S federal statutory rate	35%	35%
Tax Rate difference between US and Israel	(10%)	(10%)
Effect of Israeli tax rate benefit	(21%)	-
Change in valuation allowance	-	(25%)
Other taxes	-	6%

Effective Tax Rate	4%	6%

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred Tax Assets:
Employee Bonus and Vacation	10	-
Allowance for bad debts	23	-
Non-deductible expenses	22	-
Net Operating Loss carry forward	148	148
Severance pay accrual	7	-
Gross deferred tax assets	210	148
Valuation Allowance	(148)	(148)
Net Deferred Tax Assets	62	-

 LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

At December 31, 2010 deferred tax assets are classified in the consolidated Balance Sheet as  follows:

Current Assets (classified in Prepaid expenses and other current assets)	55
Long-Term Assets	7

At December 31, 2010 the Company has a net operating loss carry forward of approximately $425 which may be utilized to offset future taxable income for United States Federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

NOTE 7 – LONG AND SHORT-TERM DEBT

Long-term and short-term debt consists of the following at December 31, 2010 and 2009:

	2010	2009

Bank line of credit due December 31, 2009 at 6.7% per annum	$-	$96
Short-term bank loans, payable within twelve months at rates ranging from 5.5% per annum 7.5% per annum	256	2,459
Long - term loans, due between January 2011 and June 2015 at rates ranging from 5.3% per annum 5% per annum	654	398
	910	2,953
Less current portion of term loans	349	2,643
	$561	$310

Against the Company's its long term debt and credit line, the Company assets (mainly its inventory) are subject to a floating charge for the benefit of several financial funding institutions as well as certain of its accounts receivable are subject to specific pledges.  In addition, the controlling shareholder has provided personal guarantees in order to secure  the Company's debt pursuant to the terms agreed between the funding institutions and the controlling shareholder.

The aggregate maturities of long-term debt are as follows at December 31, 2010

Year Ended

2011	$349
2015	561

$910

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

NOTE 8 – STOCK OPTION PLAN

On October 16, 2002, the Board of Directors of the Company authorized the formation of the 2002 Stock Option Plan (the “Plan”)which  provides for the granting of incentive stock options, non-statutory stock options and stock appreciation rights.  The incentive stock options can be granted to employees, including officers, of any subsidiary of the Company.  The non-statutory stock options can be granted to all employees, including officers, non-employee directors, consultants of any subsidiary of the Company.  Non-statutory stock options can only be granted to consultants that have rendered a bona fide service to the Company, so long as the service is not in connection with the offer or sale of securities in a capital raising transaction.  The number of shares of common stock reserved for issuance under the Plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the Company’s capital structure.

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

The option price for shares issued under the non-statutory stock options shall be determined at the sole discretion of the Board of Directors, but may not be less than 85% of the fair market value of the  company's common stock, and the option  may be of such duration as shall be determined by the Board of Directors.

As of December 31, 2010, no options have been granted under this plan.

NOTE 9 – RELATED PARTIES

Due to Stockholder

As of  December 31, 2010 the majority stockholder had advanced the Company a total of $1,127. The stockholder loan bears interest at the Prime rate plus 0.1%. According to the terms of the agreement, the loan may mature immediately.

Transactions with related parties
	2010	2009
Consulting fee paid to controlling shareholder (1)	193	80
Interest expense to stockholder	33	-

In August, 2009, the Company signed a consulting agreement with D.L. Capital Ltd, for an indefinite period beginning October 1, 2010. According to the agreement, as consideration for consulting services, the Company will pay to D.L. management fees of NIS 50 (approximately $13) on a monthly basis, and a reimbursement of expenses of D.L. of NIS 10 (approximately $2.7) per month.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases certain office and manufacturing space expiring at March 31, 2013.  Rent expense, including municipal taxes and utilities associated with the leases approximated $119 and $84, respectively, for the years ended December 31, 2010 and 2009.

The Company's management, due to its expectations for growth in the Company's business and manufacturing needs, is exploring various alternate long-term lease opportunities near its current location for a larger facilities space. The Company does not anticipate having great difficulty finding a suitable space, as such larger spaces are generally available in the northern part of Israel at reasonable cost.

At December 31, 2010, total minimum rentals under no cancellable operating leases with an initial or remaining lease term of one year or more are as follows:

Year Ended

2011	$48
2012	$48
2013	$48
$144

Legal proceedings

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

NOTE 11 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $250  in the United States.  Management has placed these funds in high quality institutions in order to minimize the risk.  Cash held in Israel at December 31, 2010 and 2009 was $626 and $241 at December 31, 2010 and  2009, respectively.

As of December 31, 2010 and 2009, we had two customers that accounted for approximately 92% and  86% respectively of accounts receivable. For the years ended December 31, 2010 and 2009 approximately 95% and 93% of our sales were to two customers respectively.

NOTE 12- DISCONTINUED OPERATION

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

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

The following amounts related to Enertec Electronics operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands)

	2010	2009
Sales	370	2,245
Cost of Sales	209	1,816
Gross Profit	161	429
Selling expenses	34	58
General and administrative	237	401
Income from Operations	(110)	(30)
Interest expense	19	(17)
Income from discontinued operations before tax	(129)	(47)
Income taxes	21	-
Income from discontinued operations, net of tax	(150)	(47)

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(In Thousands, Except Share and Per Share Amounts)

The following is a summary of the assets and liabilities of Enertec Electronics as presented in discontinued operations on the Consolidated Balance Sheet. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between Enertec Electronics and the company.

	2010	2009
Assets:
Cash and cash equivalents	196	72
Accounts receivable	11	788
Inventories		128
Prepaid expenses and other current assets		156
Total Assets	207	1,144
Liabilities:
Short term bank loans		531
Accounts payable and accrued expenses	156	454
Total Liabilities	156	985

NOTE 13- SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company's assets in different geographic locations at December 31, 2010  is shown below:

Total assets:
Israel	$9,116
United States	168
$9,284

NOTE 14 - SUBSEQUENT EVENTS

On March 2, 2011, Mr. Harry Mund sold to D.L. Capital Ltd. his entire holdings in Lapis Technologies Inc.

Also, Enertec Management Ltd. (an indirect fully owned subsidiary of Lapis) purchased from Mr. Harry Mund 27% of the outstanding share capital of Enertec Systems 2001 Ltd., following which Enertec Management holds 100% of the outstanding share capital of Enertec Systems.