Form 10-K/A
period 2010-12-31
LAPIS TECHNOLOGIES INC
filed 2011-04-20
CIK 854800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2010 was $73,124 based on the average closing bid and ask price of the common stock on the over-the-counter market of $0.101 per share. For the purpose of this statement, all directors, executive officers and any shareholders holding over 10% of the Company’s issued share capital are considered to be affiliates.

As of April 18, 2011, there were 6,483,000 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to General Instruction G.3 to Form 10-K, this Amendment No. 1 to Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of Lapis Technologies, Inc. (the “Company”) for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Report”).  This Amended Report amends the Original Report solely to incorporate information required by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K and includes an amended Item 15 of Form 10-K.  As a result of this amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Amended Report.  Except as set forth in Part III and Part IV below, no other changes are made to the Original Report.  Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The members of our board of directors and our executive officers, together with their respective ages and certain biographical information are set forth below. Our director receives no compensation for his services as a board member but is entitled to management services fees via a company under his control. Directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of, the board of directors.

Name	Age	Position
David Lucatz	54	Chairman of the Board, Chief Executive Officer,
		And President
Tali Dinar	39	CFO and Secretary

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

David Lucatz was elected to the Board of Directors and appointed as President and Chief Executive Officer of the Company in May 2010. Since May 2010, Mr. Lucatz has been serving as the President of Enertec Systems 2001 Ltd. (“Enertec Systems”), one of our indirect wholly-owned subsidiaries. Since 2006, he has been the Chairman of the Board and Chief Executive Officer of D.L. Capital Ltd. (“DLC”), a boutique investment holding company based in Israel specializing in investment banking, deal structuring, business development and public/private fund raising with a strong focus in the defense and homeland security markets. From 2001 until 2006, he has been part of the controlling shareholder group and served as a Deputy President and chief financial officer of I.T.L. Optronics Ltd., a publicly-traded company listed on the Tel Aviv Stock Exchange engaged in the development, production and marketing of advanced systems and solutions for the defense, warfare and security industries. From 1998 to 2001, he was the Chief Executive Officer of Talipalast, a leading manufacturer of Plastic products. Previously, Mr. Lucatz has been an executive vice president of Securitas, a public finance investments group. The Board believes that Mr. Lucatz’s experience over the last 25 years in management, operations, finance and business development in corporate turnaround, roll-up and M&A situations and experience in the defense and homeland security sectors provides the Company with the comprehensive and valuable perspective and judgment necessary to guide the Company’s strategies and monitor their execution. Mr. Lucatz holds a B.Sc. in Economics and Management from the Hebrew University of Jerusalem and a M.Sc. in Industrial and Systems Engineering from The Ohio State University.

Tali Dinar has served as the Chief Financial Officer of the Company since May 2010 and has been the Chief Financial Officer of Enertec Systems since November 2009. Since October 2009, Mrs. Dinar has served as vice president, finance of DLC where she is responsible for implementing internal control and driving major strategic financial issues and serves as key advisor to DLC's management.  From 2007 until 2009, she served as chief controller of the Global Consortium on Security Transformation, a global homeland security organization. From 2002 until 2007, she was the chief controller of I.T.L. Optronics Ltd. Mrs. Dinar holds a B.A. in Accounting and Business Management from The College of Management Academic Studies and earned her CPA certificate in 1999.

Significant Employees

The following is a brief description of the business experience of our significant employees who are not executive officers of the Company:

Zvi Avni, age 49, has been CEO of Enertec Systems since January 1, 2002. Mr. Avni has 28 years of experience with automatic test equipment (“ATE”) systems for the military market and worked at Elbit Systems for 12 years as an ATE group leader. Mr. Avni has strong and valuable long-term relations with our clients and has a key role in Enertec Systems’ sales performance. Mr. Avni graduated from Haifa Technion Institute of Technology in 1982 and earned a degree as a Practical Electronic Engineer.

Our future success depends, in significant part, on the continued service of certain key executive officers, managers, and sales and technical personnel, who possess extensive expertise in various aspects of our business. We may not be able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel’s services could adversely affect our ability to implement our business plan. It could also result in our failure to create and maintain relationships with strategic partners that are critical to our success. We do not presently maintain key-man life insurance policies on any of our officers.

Audit Committee

Our Board of Directors is currently comprised of one director and the Board acts as our Audit Committee.  The Board has not designated an audit committee financial expert.  Should the Board of Directors expand, the Board will seek to find candidates who possess the attributes of an audit committee financial expert as described in Item 407(d)(5)(ii) of Regulation S-K.

Changes in Nominating Process

None.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees, including our chief executive officer and chief financial officer. The Code of Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: David Lucatz, Lapis Technologies, Inc., 70 Kinderkamack Road, Emerson, NJ 07630. Our telephone number is (201) 225-0190.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have any directors, executive officers or stockholders holding more than 10% of the Company’s issued share capital required to file reports under Section 16(a) of the Exchange Act because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 11.          Executive Compensation.

The following information is furnished for the years ended December 31, 2010 and December 31, 2009 for our named executive officers. Mr. Miron Markovitz, former chief financial officer and director of the Company, did not receive total annual compensation in excess of $100,000 during either of the years ended December 31, 2010 or December 31, 2009.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
David Lucatz Chief Executive Officer and President	2010	$160,729	$0	$0	$0	$0	$0	$35,148	$195,877

Harry Mund	2010	$100,025	$0	$0	$0	$0	$0	$23,529	$123,554
Former Chief Executive Officer and President(2)	2009	$360,885	$45,778	$0	$0	$0	$0	$25,178	$431,841

Tali Dinar CFO and Secretary	2010	$115,380	$0	$0	$0	$0	$0	$25,429	$140,809

(1) Salary paid in New Israeli Shekels (“NIS”). The amounts are converted according to the average foreign exchange rate between US$/NIS.

(2) Effective May 10, 2010, Mr. Mund resigned as Chief Executive Officer and President of the Company.

Employment agreements

None of our employees is subject to a collective bargaining agreement. On August 12, 2009, Harry Mund entered into an employment agreement with Enertec Systems, pursuant to which Mr. Mund is to be employed as a special advisor to the board of directors of Enertec Systems, for two days per week, for a term of 3 years, for a salary of 25,000 NIS (approximately US$6,500) per month.

Director Compensation

During 2010, our directors did not receive any compensation for serving on our board.

Outstanding Equity Awards at December 31, 2010

The Company did not have any equity awards outstanding as of December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 18, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) our executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The address for each of the below persons is c/o Enertec Systems, 21 Hanapach St., Karmiel, Israel.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership(1)
D.L. Capital Ltd. (“DLC”)(2)	5,194,400	80.1%
Zvi Avni	1,000,000	15.4%
David Lucatz(2)	5,194,400	80.1%
Tali Dinar	0	0%
Directors and Executive Officers as a group (2 persons)	5,194,400	80.1%

(1)
Applicable percentage ownership is based on 6,483,000 shares of common stock outstanding as of April 18, 2011 together with securities exercisable or convertible into shares of common stock within 60 days of April 18, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 18, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Mr. Lucatz, by virtue of his being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the Board of Directors of DLC, may be deemed to beneficially own the 5,194,400 shares of the Company’s common stock held by DLC.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2010.

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

2002 STOCK OPTION PLAN

We and our stockholders adopted our 2002 Stock Option Plan on October 16, 2002. The plan provides for the grant of options intended to qualify as “incentive stock options”, options that are not intended to so qualify or “nonstatutory stock options” and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of “reload options” described below. We have not yet granted any options or stock appreciation rights under the plan. The plan is administered by our board of directors, which will select the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therein and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee. Options may be granted to our employees (including officers) and directors, any of our subsidiaries, and certain of our consultants and advisors. Incentive stock options can be issued to all employees (including officers). Nonstatutory stock options can be issued to employees, non-employee directors, or consultants and advisors.

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors, in its sole discretion, but may not be less than 85% of the fair market value of the Company’s common stock at the date of grant. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the Board of Directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution. The board of directors may grant options with a reload feature. Optionees granted a reload feature shall receive, contemporaneously with the payment of the option price in common stock, a right to purchase that number of common shares equal to the sum of (i) the number of shares of common stock used to exercise the option, and (ii) with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of such nonstatutory stock option. Also, the plan allows the board of directors to award to an optionee for each share of common stock covered by an option, a related alternate stock appreciation right, permitting the optionee to be paid the appreciation on the option in lieu of exercising the option. The amount of payment to which an optionee shall be entitled upon the exercise of each stock appreciation right shall be the amount, if any, by which the fair market value of a share of common stock on the exercise date exceeds the exercise price per share of the option.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our management believes the terms of each of the below transactions are at least as favorable as could be obtained from unrelated third parties.

Enertec Electronics rents the building’s office and manufacturing space from Mund Holding Limited, an entity wholly owned by Harry Mund, our former Chief Executive Officer and President, for $61,334 annually for twenty-four months ending December 31, 2010. The lease was terminated effective June 30, 2010.

Pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated July 5, 2009, on December 3, 2009, Mr. Mund transferred to DLC, 3,306,330 shares of the Common Stock of the Company. The number of shares purchased represented 51% of the issued and outstanding shares of Lapis Technologies, Inc.’s common stock (the “Controlling Shares”). Pursuant to the Purchase Agreement, DLC was also obligated to purchase an additional 1,443,670 shares of the Common Stock beneficially owned by Mr. Mund, which shares were being held in escrow (the “Escrowed Shares”). Prior to this transaction, in addition to being our former President and Chief Executive Officer, Mr. Mund was the Company’s majority stockholder.

The purchase price for the Controlling Shares was 1,000,000 NIS (approximately $260,000) in cash plus the assumption by DLC of financial liabilities and guarantees in the sum of 11,000,000 NIS (approximately $2,900,000). In addition, in consideration of the Escrowed Shares, DLC was obligated to pay for a period of three years, a yearly cash payment of the higher between 1,000,000 NIS or 25% of annual net profit of Enertec Systems and to assume additional financial liabilities and guarantees in the sum of 3,000,000 NIS (approximately $790,000). DLC’s source of the funds and liabilities and guarantees assumed was its working capital. The Escrowed Shares were to be released in accordance with the terms and conditions set out in the Purchase Agreement.

Pursuant to the Purchase Agreement, DLC and Mr. Mund agreed that, as soon as practicable following the closing under the Purchase Agreement, (i) the Company or a subsidiary of the Company would enter into an employment agreement with Mr. Mund pursuant to which Mr. Mund would be employed as a special advisor to the board of directors of the Company or a subsidiary thereof, for two days per week, for a term of 3 years, for a salary of 25,000 NIS (approximately $6,500) per month, (ii) DLC and Mr. Mund would enter into a shareholders agreement, pursuant to which Mr. Mund would vote the Escrowed Shares in accordance with how DLC shall vote the Controlling Shares, and Mr. Mund was to receive certain protective provisions relating to his rights as a minority stockholder, including, without limitation, veto rights with respect to the sale of the majority of the business or assets of the Company, and (iii) DLC (directly or indirectly) and the Company would enter into a consulting agreement under which DLC provides the Company or any of its subsidiaries with consulting services for a monthly compensation of 50,000 NIS (approximately $13,100) per month, and a reimbursement of expenses of DLC of NIS 10,000 (approximately $2,700) per month.

On March 2, 2011, Mr. Mund sold to DLC the remaining 1,443,670 shares of common stock of the Company held by him.  Immediately following such sale by Mr. Mund, DLC beneficially owned approximately 73.27% of the outstanding shares of common stock of the Company.

On March 2, 2011, Mr. Mund sold to Enertec Management Ltd., an indirect, wholly-owned subsidiary of the Company (“Enertec Management”), the 27% of the outstanding shares of Enertec Systems not held by Enertec Management. Following the transaction, Enertec Systems is now an indirect, wholly-owned subsidiary of the Company.

As of December 31, 2010, DLC had advanced the Company a total of $1,127,000. The loan was provided in December 2009. The stockholder loan bears interest at the Israeli Quoted Basic Interest Rate (the “Prime” rate) plus 0.1%. According to the terms of the agreement, the loan may mature immediately.

Director Independence

Our director is not independent as that term is defined under the Listing Rules of the NASDAQ Stock Market.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $63,381 and $16,150 for the years ended December 31, 2010 and December 31, 2009, respectively.

Audit-Related Fees

We incurred fees of $41,900 for the year ended December 31, 2009, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees.” For the year ended December 31, 2010, there were no professional services or other services rendered to the Company which were “Audit-Related Fees”.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $2,000 and $2,000 for the years ended December 31, 2010 and December 31, 2009, respectively. The services for which such fees were paid consisted of filing our tax returns for 2010 and 2009.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2010 and December 31, 2009.

Audit Committee Pre-Approval Policies And Procedures

Our Board of Directors acts as our audit committee with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report on Form 10-K/A:

1.  Reference is made to the “Report of Independent Registered Public Accounting Firm”, the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” under Item 8 of Part II appearing on pages F-1 through F-16 to the Annual Report on Form 10-K originally filed on March 31, 2011, which are incorporated herein by reference.

2. Financial Statement Schedules:

None.

3. Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A:

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

14.1	Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004)

21.1	List of Subsidiaries (Incorporated by reference to our Annual Report on Form 10-K originally filed on March 31, 2011)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Incorporated by reference to our Annual Report on Form 10-K originally filed on March 31, 2011)

32.2
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Incorporated by reference to our Annual Report on Form 10-K originally filed on March 31, 2011)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: April 20, 2011	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer and sole Director (Principal Executive Officer)	April 20, 2011
David Lucatz

/s/ Tali Dinar	Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 20, 2011
Tali Dinar

EXHIBIT INDEX

Exhibit Number	Description

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

14.1	Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004)

21.1	List of Subsidiaries (Incorporated by reference to our Annual Report on Form 10-K originally filed on March 31, 2011)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Incorporated by reference to our Annual Report on Form 10-K originally filed on March 31, 2011)

32.2
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Incorporated by reference to our Annual Report on Form 10-K originally filed on March 31, 2011)