Form 10-Q
period 2011-03-31
LAPIS TECHNOLOGIES INC
filed 2011-05-19
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2011

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

As of May 19, 2011, there were 6,483,000 issued and outstanding shares of the Registrant's Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)
ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$328	$626
Accounts receivable	2,763	4,532
Inventories	3,486	3,138
Prepaid expenses and other current assets	513	498

Total current assets	7,090	8,794

Assets of discontinued operations	313	207
Property and equipment, net	266	255
Long Term Deposit	21	21
Deferred income taxes	10	7

	$7,700	$9,284
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term bank loans	$284	$256
Current portion of term loans	359	93
Accounts payable and accrued expenses	2,123	2,957
Due to affilliates	655	1,127

Total current liabilities	3,421	4,433

Liabilities of discontinued operations	116	156
Term loans, net of current portion	1,415	561
Severance payable	121	89

Total liabilities	5,073	5,239
Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6	6
Additional paid-in capital	-	78
Accumulated other comprehensive income	481	423
Retained Earnings	2,140	2,321
Stockholders' equity Lapis Technologies	2,627	2,828
Non-controlling interest in subsidiary	-	1,217
Total stockholders' equity	2,627	4,045

	$7,700	$9,284

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Sales	1,500	$2,167
Cost of sales	947	1,323

Gross profit	553	844

Operating expenses:
Research and development expenses	59	65
Selling expenses	101	47
General and administrative	272	384

Total operating expenses	432	496

Income from operations	121	348

Other income (expense):
Interest expense, net	(73)	(116)
Other income (expense)	-	-

Income from continuing operations before
provision for income taxes	48	232

Provision for income taxes	23	11
Net income from continuing operations	25	221

Loss from discontinued operations	(1)	(60)

Net Income	24	161

Less: net income attributable to
non-controlling shareholders	-	65

Net income attributable to Lapis Technology shareholders	24	96

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	58	(306)

Comprehensive (loss) income	$82	$(210)

Basic and Diluted net income (loss) per share
Continuing Operations	0.00	0.02
Discontinued Operations	(0.00)	(0.01)
	0.00	0.01

Basic weighted average common shares outstanding	6,483,000	6,483,000

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$24	$96
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16	16
Non-controlling interest in subsidiary	-	72
Gain on sale of property and equipment	-	(2)
Deferred income tax	3	20
Change in operating assets and liabilities:
Accounts receivable	1,769	566
Inventories and income to receive	(348)	191
Prepaid expenses and other current assets	(15)	23
Accounts payable and accrued expenses	(834)	(109)
Income tax payable	-	7
Severance payable	(32)	(1)

Net cash provided by operating activities - continuing operations	583	879
Net cash provided by (used in) operating activities - discontinued operations	(66)	270
Net cash provided by operating activities	517	1,149

Cash flows from investing activities:
Purchase of property and equipment	(27)	(19)
Additional acquisition of non-contolling interest	(1,500)	-
Net cash used in investing activities - continuing operations	(1,527)	(19)

Cash flows from financing activities:
Repayment of short term bank loans	294	(929)
Payment of loans from related parties	(472)	(182)
Long-term debt	854	5

Net cash provided by (used in) financing activities - continuing operations	676	(1,106)
Net cash provided by (used in) financing activities	676	(1,106)

Effects of exchange rates on cash	36	5

Increase (decrease) in cash and cash equivalents	(298)	29
Cash and cash equivalents, beginning of the period	626	241

Cash and cash equivalents, end of the period	$328	$270

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$51	$137
Taxes	$3	$2

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2011
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Lapis Technologies, Inc. (the “Company”) was incorporated in the State of Delaware on January 31, 2002.  The Company’s operations are conducted through its wholly-owned Israeli Subsidiary, Enertec Electronics Ltd. (“Enertec Electronics”) and its wholly-owned Israeli subsidiaries, Enertec Management Ltd and Enertec Systems 2001 Ltd. (“Enertec Systems”).

Enertec Systems is a manufacturer and provider of various military and airborne systems, simulators and automatic test equipment (“ATE”). The business is focused in two major product lines: (i) the development and manufacturing of simulators and ATE to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Use of Estimates.

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
MARCH 31, 2011
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

The Company accounts for stock based compensation under the fair value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected  dividends on it, and the risk-free interest rate over the expected life of the option.  For the periods ended March 31, 2011 and 2010 the Company did not issue any stock options.

Revenue Recognition

The Company enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Project costs are measured by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for substantially all projects. The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. Costs may be incurred before the Company has persuasive evidence of an arrangement. In those cases, if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

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

Research and Development Costs

Research and development costs are charged to general and administrative expense as incurred.  Research and development cost for the three months ended March 31, 2011 and 2010 were approximately $59 and $65 respectively.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2011
(Unaudited)

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

NOTE 4 – ACQUISITION OF NON-CONTROLLING INTEREST

On of March 2, 2011 Enertec Management Ltd., an indirect, wholly-owned subsidiary of the Company, acquired the 27% of the outstanding shares Enertec Systems 2001 Ltd, not previously held by the Company, for an aggregate purchase price of $ 1,500. The Company accounted for the acquisition of the additional interest as an equity transaction in accordance with the accounting standard on noncontrolling interest. Following the transaction, Enertec Systems 2001Ltd. is now an indirect, wholly-owned subsidiary of the company.

NOTE 5 – INVENTORIES

Inventories consist of the following:
	March 31, 2011	December 31, 2010

Raw materials	$666	$648
Work in process	2,820	2,490

	$3,486	$3,138

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2011
(Unaudited)

NOTE 6 – PROVISION FOR INCOME TAXES

The Company’s Israeli subsidiaries are governed by the tax laws of the State of Israel, which has a general tax rate of 25%. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “approved enterprise industrial company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

At March 31, 2011 the Company has a net operating loss carry forward of approximately $425 which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

NOTE 7 - DISCONTINUED OPERATIONS

In accordance with our strategy to phase out the trading business and focus on developing comprehensive electronics turn-key solutions, on October 17, 2010, Enertec Electronics Ltd., a wholly owned subsidiary entered into an asset purchase agreement to sell substantially all its electronics assets and business for an aggregate consideration of NIS 1,020 (approximately $ 278). Enertec Electronics is engaged in the trading of electronics equipment (such as power supplies and other related power products). As a result of the agreement and in accordance with ASC Topic No. 205-20, “Presentation of Financial Statements – Discontinued Operations,” the operations of Enertec Electronics are classified as discontinued operations in the Company’s consolidated statement of operations and all assets and liabilities are presented separately on the consolidated balance sheets. All prior period information has been reclassified to be consistent with the current period presentation.

NOTE 8 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $250 in the United States.  Management has placed these funds in high quality institutions in order to minimize the risk.  Cash held in Israel at March 31, 2011 and 2010 was $328 as compared to $626 at December 31, 2010.

As of March 31, 2011 and 2010, we had two customers that combined accounted for approximately 86% and 78%, respectively, of accounts receivable. For the three months ended March 31, 2011 and 2010, approximately 88% and 88% of our sales were to two customers, respectively.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
MARCH 31, 2011
(Unaudited)

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company's assets in different geographic locations at March 31, 2011 and December 31, 2010 is shown below:

Total assets:
Israel	$7,982
United States	$1
$7,983

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q (the “Report”) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc. (“Lapis” or the “Company”), or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors,” included in our annual report on Form 10-K for the year ended December 31, 2010, as supplemented or revised by this Report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

Lapis was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. We are, via our wholly owned subsidiary Enertec Systems 2001 Ltd. (“Enertec Systems”), an Israeli corporation formed on August 28, 2001, a manufacturer and provider of various military and airborne systems, simulators and automatic test equipment (“ATE”). Our business is focused in two major product lines: (i) the development and manufacturing of simulators and ATE to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis.

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

The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its wholly owned subsidiary Enertec Systems. This strategy potentially includes larger scale transactions that we anticipate could result in higher revenue as well as increased gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its wholly owned subsidiaries Enertec Electronics Ltd. (“Enertec Electronics”) and Enertec Systems. The Enertec Electronics business was sold in October 2010 as part of our strategy to exit from the business of selling electronics components and to focus on the development, design and manufacturing of large systems. The vast majority of the Lapis business is conducted by Enertec Systems through its factory located in Karmiel in the northern part of Israel.

Our vision is to become a major producer for the defense and Homeland Security (“HLS”) industries. Our strategy is driven and focused on the continued internal growth of Enertec Systems through diligent efforts in the development of new potential markets as well as new technologies and innovative systems and products. In order to achieve our internal growth, we are planning to enhance our production capacity by moving to a larger facility by the end of 2011, a transition that will support and contribute to the growth of our business in 2012. Our current targeted markets in which we concentrate the majority of our resources including our marketing and sales efforts are the Israeli domestic market, the United States market, as well as the large growing Indian defense market. We are currently engaged in the formation of a new joint venture with Amtek Defense Technologies Limited of Amtek, a leading Indian industrial group, for the formation of a manufacturing and marketing platform in India of products based on the Enertec Systems technology and know-how. The formation of the joint venture will also provide Enertec Systems with the ability to deliver new competitive offset solutions to its existing customers. We anticipate that the joint venture will create new business opportunities for Enertec Systems in Indian and nearby markets and assist it in penetrating such markets. As of March 31, 2011, the company signed a joint venture agreement with a local industry partner.

In supporting our vision and market strategy, we have nominated an advisory board for Enertec Systems composed of various leaders in the Israeli defense and financial industries. We continue to explore alternatives to strengthen our financial position including public or private capital raises.

 Our management is also exploring potential acquisitions of companies with synergetic business that may allow us to enlarge the variety of our solutions to the market and increase our competitiveness.

Liquidity and Capital Resources

As of March 31, 2011, our cash balance was $328,000 as compared to $626,000 at December 31, 2010. Total current assets at March 31, 2011 were $7,090,000 as compared to $8,794,000 at December, 2010. The decrease in current assets is mainly due to the decrease in accounts receivable and an improvement in the collection of accounts receivable.

Our accounts receivable at March 31, 2011 were $2,763,000 as compared to $4,532,000 at December 31, 2010. This decrease in accounts receivables is primarily due to a decrease in the sales of the first quarter.

As of March 31, 2011 our working capital was $3,669,000 as compared to $4,361,000 at December 31, 2010. The decrease in the working capital is due primarily to a decrease in current assets and current liabilities.

The current portion of long-term loans at March 31, 2011 was $359,000 as compared to $93,000 for December 31, 2010. Our total short-term loans amounted to $284,000 for the three months ended March 31, 2011 as compared to $1,645,000 for the three months ended March 31, 2010.

As of March 31, 2011, our total bank debt was $2,058,000 as compared to $910,000 at December 31, 2010. These funds were borrowed as follows:

$ 284,000 as various short term bank loans due through 2011, and $1,774,000 using long term loans. As a result we increased the amount borrowed for the three months ended March 31, 2011 by $1,148,000 compared to December 31, 2010.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of March 31, 2011, we are current with all of our bank debt and compliant with all the terms of our bank debt.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the growth of our business, develop manufacture and market larger scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to i) the levels and costs of our research and development initiatives, ii) the cost of hiring and training additional highly skilled professionals (mainly engineers and technicians), qualified stronger management, and sales and marketing personnel to promote our products, and iii) the cost and timing of the expansion of our development, manufacturing and marketing efforts.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues for the three months ended March 30, 2011 were $1,500,000 as compared to $2,167,000 for the three months ended March 31, 2010. This represents a decrease of $667,000 or 31% for the quarter ended March 31, 2011 when compared to the same period of 2010.  The decrease in revenues for the three months ended March 31, 2011 as compared to the same period of 2010 is mainly due to the launching of new projects during the quarter ended March 31, 2011.

Gross profit decreased by $291,000, to $553,000 for the three months ended March 31, 2011 as compared to $844,000 for the three months ended March 31, 2010. The decrease in gross profit is primarily the result of a decrease in the amount of sales revenue.

Gross profit as a percentage of sales was 37% for the three-month period ended March 31, 2011 compared to 38.9% for the three month period ended March 31, 2010.

For the three months ended March 31, 2011, operating expenses totaled $432,000,  which represents a decrease of $64,000 or 13%, when compared to $496,000 for the three-month period ended March 31, 2010. This decrease in operating expenses is primarily due to the (i) decrease in general and administrative expenses of $112,000; (ii) decrease of $6,000 in research and development expenses; and (iii) the increase of $54,000 in selling expenses primarily due to sales efforts relating to the Indian  joint venture.

Our net comprehensive profit was $82,000 in the three months ended March 31, 2011, compared to a net loss of $210,000 in the three months ended March 31, 2010. This represents an increase in net comprehensive  income of $292,000 comparing the three month period ended March 31, 2011 to the same period in 2010.

As of March 31, 2011, we had two customers that combined accounted for approximately 86% of the accounts receivables.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three months ended March 31, 2011 were $59,000, compared to $65,000 for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

During the three months ended March 31, 2011, there were no changes made to our critical accounting policies. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended March 31, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

Pursuant to the stock purchase agreement dated July 5, 2009 entered between Mr. Harry Mund (our former chief executive officer, director and principal shareholder) and D.L. Capital Ltd. (“DLC”), Mr. Mund agreed to sell to DLC all of the issued and outstanding shares of common stock of the Company held by him.  The initial closing of the transaction occurred on December 3, 2009, with subsequent payments and transfers to be made with respect to the balance of the shares held by Mr. Mund.  On March 2, 2011, Mr. Mund sold to DLC the remaining 1,443,670 shares of common stock of the Company held by him.  Following such sale by Mr. Mund, DLC beneficially owns approximately 73.27% of the outstanding shares of common stock of the Company. In addition, on March 2, 2011, Mr. Mund sold to Enertec Management, an indirect, wholly-owned subsidiary of the Company, the 27% of the outstanding shares of Enertec Systems not held by Enertec Management.  Following the transaction, Enertec Systems is now an indirect, wholly-owned subsidiary of the Company.

On March 14, 2011, DLC purchased an aggregate of 444,400 shares of common stock of the Company from three shareholders in privately negotiated transactions.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: May 19, 2011	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2011	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.