Form 10-Q
period 2011-06-30
LAPIS TECHNOLOGIES INC
filed 2011-08-15
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2011

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

As of August 12, 2011, there were 6,483,000 issued and outstanding shares of the Registrant's Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts and Par Value)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$338	$626
Accounts receivable	4,414	4,532
Inventories	3,557	3,138
Prepaid expenses and other current assets	847	498

Total current assets	9,156	8,794

Assets of discontinued operations	-	207
Property and equipment, net	280	255
Long Term Deposit	22	21
Deferred income taxes	9	7
	$9,467	$9,284
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term bank loans	$37	$256
Current portion of term loans	857	93
Accounts payable and accrued expenses	1,906	2,957
Due to affilliates	-	1,127

Total current liabilities	2,800	4,433

Liabilities of discontinued operations	-	156
Term loans, net of current portion	3,220	561
Severance payable	230	89

Total liabilities	6,250	5,239
Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000 shares issued and outstanding	6	6
Additional paid-in capital	-	78
Accumulated other comprehensive income	601	423
Retained Earnings	2,610	2,321
Stockholders' equity Lapis Technologies	3,217	2,828
Non-controlling interest in subsidiary	-	1,217
Total stockholders' equity	3,217	4,045
	$9,467	$9,284

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In Thousands, Except Earnings Per Share and Share Amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Sales	$3,974	$5,115	$2,474	$2,948
Cost of sales	2,341	2,990	1,394	1,667

Gross profit	1,633	2,125	1,080	1,281

Operating expenses:
Research and development expenses	121	119	62	54
Selling expenses	218	74	117	27
General and administrative	566	726	294	363

Total operating expenses	905	919	473	444

Income from operations	728	1,206	607	837

Other income (expense):
Interest expense, net	(165)	(95)	(92)	(5)
Other income (expense)	-	1	-	1

Income from continuing operations before provision for income taxes	563	1,112	515	833

Provision for income taxes	61	74	37	63
Net income from continuing operations	502	1,038	478	770

Loss from discontinued operations	-	(126)	-	(40)

Net Income	502	912	478	730
Less: net income attributable to non-controlling shareholders	-	258	-	193

Net income attributable to Lapis Technologies shareholders	502	654	478	537

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	178	(27)	120	279

Comprehensive income	$680	$627	$598	$816

Basic and Diluted net income (loss) per share
Continuing Operations	0.08	0.12	0.07	0.09
Discontinued Operations	-	(0.02)	-	(0.01)
	0.08	0.10	0.07	0.08

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$502	$654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	16
Non-controlling interest in subsidiary	-	239
Gain on sale of property and equipment	-	(1)
Deferred income tax	2	12
Change in operating assets and liabilities:
Accounts receivable	118	24
Inventories and income to receive	(419)	491
Prepaid expenses and other current assets	(349)	(324)
Accounts payable and accrued expenses	(1,051)	404
Income tax payable	-	7
Severence payable	(141)	(6)

Net cash provided by (used in) operating activities - continuing operations	(1,304)	1,516
Net cash provided by operating activities - discontinued operations	363	220
Net cash provided by (used in) operating activities	(941)	1,736

Cash flows from investing activities:
Purchase of property and equipment	(59)	(81)
Additional acquisition of non-contolling interest	(1,500)	-
Net cash used in investing activities - continuing operations	(1,558)	(81)

Cash flows from financing activities:
Repayment of short term bank loans	(219)	(1,541)
Payment of loans from related parties	(1,127)	(1)
Proceeds from long-term debt	3,423	(13)

Net cash provided by (used in) financing activities - continuing operations	2,077	(1,555)
Net cash provided by (used in) financing activities	2,077	(1,555)

Effects of exchange rates on cash	134	(85)

Increase (decrease) in cash and cash equivalents	(288)	15
Cash and cash equivalents, beginning of the period	626	241

Cash and cash equivalents, end of the period	$338	$256

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$109	$152
Taxes	$16	$25

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
JUNE 30, 2011
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Lapis Technologies, Inc. (the “Company”) was incorporated in the State of Delaware on January 31, 2002.  The Company’s operations are conducted through its wholly-owned Israeli Subsidiary, Enertec Electronics Ltd. (“Enertec Electronics”) and its wholly-owned Israeli subsidiaries, Enertec Management Ltd. and Enertec Systems 2001 Ltd. (“Enertec Systems”).

Enertec Systems is a manufacturer and provider of various military and airborne systems, simulators and automatic test equipment (“ATE”). The business is focused in two major product lines: (i) the development and manufacturing of simulators and ATE to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solutions to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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
JUNE 30, 2011
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

The Company accounts for stock based compensation under the fair value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected  dividends on it, and the risk-free interest rate over the expected life of the option.  For the periods ended June 30, 2011 and 2010 the Company did not issue any stock options.

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
JUNE 30, 2011
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

NOTE 4 – ACQUISITION OF NON-CONTROLLING INTEREST

On March 2, 2011, Enertec Management Ltd., an indirect, wholly-owned subsidiary of the Company, acquired the 27% of the outstanding shares Enertec Systems 2001 Ltd., not previously held by the Company, for an aggregate purchase price of $1,500. The Company accounted for the acquisition of the additional interest as an equity transaction in accordance with the accounting standard on noncontrolling interest. Following the transaction, Enertec Systems 2001 Ltd. is now an indirect, wholly-owned subsidiary of the company.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	June 30, 2011	December 31, 2010

Raw materials	$725	$648
Work in process	2,832	2,490

	$3,557	$3,138

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
JUNE 30, 2011
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

At June 30, 2011, the Company has a net operating loss carry forward of approximately $425 which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

NOTE 7 - DISCONTINUED OPERATIONS

In accordance with our strategy to phase out the trading business and focus on developing comprehensive electronics turn-key solutions, on October 17, 2010, Enertec Electronics Ltd., a wholly-owned subsidiary of the Company entered into an asset purchase agreement to sell substantially all its electronics assets and business for an aggregate consideration of NIS 1,020 (approximately $278). Enertec Electronics is engaged in the trading of electronics equipment (such as power supplies and other related power products). As a result of the agreement and in accordance with ASC Topic No. 205-20, “Presentation of Financial Statements – Discontinued Operations,” the operations of Enertec Electronics are classified as discontinued operations in the Company’s consolidated statement of operations and all assets and liabilities are presented separately on the consolidated balance sheets. All prior period information has been reclassified to be consistent with the current period presentation.

NOTE 8 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $250 in the United States.  Management has placed these funds in high quality institutions in order to minimize the risk.  Cash held in Israel at June 30, 2011 was $338 as compared to $626 at December 31, 2010.

As of June 30, 2011, we had two customers that combined accounted for approximately 98% of accounts receivable, compared to 92% of accounts receivable, as of December 31, 2010. For the three and  six months ended June 30, 2011, approximately 87% and 89% of our sales were to two customers, compared to 92% and 91% for the three and six months ended June 30, 2010.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
JUNE 30, 2011
(Unaudited)

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company's assets in different geographic locations at June 30, 2011 and December 31, 2010 is shown below:

Total assets:	June 30, 2011	December 31, 2010
Israel	$9,395	$9,116
United States	$72	$168
	$9,467	$9,284

NOTE 10 – SUBSEQUENT EVENTS

On July 12, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with UTA Capital LLC, a Delaware limited liability company (“UTA”), pursuant to which UTA agreed to lend to the Company up to $6,000,000 of secured debt.

Under the Purchase Agreement, UTA agreed to purchase at the initial closing (the “Initial Closing”) a 30-month, secured promissory note in the principal amount of $3,000,000 (the “First Note”). The First Note will bear interest at a rate of 8% per annum and principal will be due to be repaid in three equal principal payments of $1,000,000 each, on each of the first and second anniversaries of its issuance and on the maturity date. Net proceeds from the sale of the First Note are to be used as working capital for the Company and its subsidiaries. UTA also agreed to purchase a 27-month, secured promissory note in the principal amount of $3,000,000 (the “Second Note”) at the second closing (the “Second Closing”), which closing is to occur not later than nine months after the Initial Closing, subject to the closing conditions set forth Purchase Agreement. The First Note and the Second Note will be secured by the pledge of certain of the assets of the Company and its subsidiaries and will be identical other than their duration.

The Company also agreed to issue to UTA upon the Initial Closing a warrant (the “First Warrant”) to purchase up to 952,227 shares of common stock, par value $0.001 (the “Common Stock”), representing, as of the date of the Initial Closing, 12% of outstanding shares of Common Stock on a fully diluted basis.  Upon the Second Closing, the Company agreed to issue to UTA a second warrant (the “Second Warrant” and, together with the First Warrant, the “Warrants”) to purchase that number of shares of Common Stock in order that the Warrants, and any shares of Common Stock issued upon exercise of the First Warrant, represent 12% of the outstanding shares of Common Stock on a fully diluted basis as of the Second Closing.  The Company will grant to UTA certain demand and “piggy back” registration rights in respect of the shares underlying the Warrants, as set forth in the Purchase Agreement.

The Company has made customary representations and warranties in the Purchase Agreement, and the obligations of each of the parties to consummate the transactions contemplated thereby are subject to the closing conditions set forth therein.  The Company has agreed to customary covenants and that within four months following the Initial Closing, the Company will satisfy the corporate governance requirements under Nasdaq Marketplace Rules 5605 and Rule 5610 as if the Common Stock were listed on the Nasdaq Stock Market.

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

Overview

Lapis was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. We are, via our wholly-owned subsidiary Enertec Systems 2001 Ltd. (“Enertec Systems”), an Israeli corporation formed on August 28, 2001, a manufacturer and provider of various military and airborne systems, simulators and automatic test equipment (“ATE”). Our business is focused in two major product lines: (i) the development and manufacturing of simulators and ATE to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solutions to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis.

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

The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its wholly-owned subsidiary Enertec Systems. This strategy potentially includes larger scale transactions that we anticipate could result in higher revenue as well as increased gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its indirect wholly-owned subsidiary Enertec Systems. The Enertec Electronics business was sold in October 2010 as part of our strategy to exit from the business of selling electronics components and to focus on the development, design and manufacturing of large systems. The vast majority of the Lapis business is conducted by Enertec Systems through its factory located in Karmiel in the northern part of Israel.

Our vision is to become a major force in the Aerospace and Defense industries. In supporting our vision and market strategy, we formed an advisory board for Enertec Systems composed of various leaders in the Israeli defense and financial industries. Our strategy is driven and focused on the continued organic growth concurrent with the search for the acquisitions of carefully selected companies that can contribute to our future growth and profitability. We anticipate that the internal growth of Enertec Systems will be achieved through the development of new markets as well as new technologies and innovative systems and products. We expect to move to a larger facility by the end of 2011, which will increase our production capacity.  We anticipate that the increase in production capacity will support and contribute to the future growth of our business in 2012. Our current targeted markets in which we concentrate the majority of our resources including our marketing and sales efforts are the Israeli domestic market, the United States market, as well as the large growing Indian defense market. We are currently engaged in the formation of a new joint venture with Amtek Defense Technologies Limited of Amtek, a leading Indian industrial group, for the formation of a manufacturing and marketing platform in India of products based on the Enertec Systems technology and know-how. The joint venture will also provide Enertec Systems with the ability to deliver new competitive offset solutions to its existing customers. We anticipate that the joint venture will create new business opportunities for Enertec Systems in Indian and nearby markets and assist it in penetrating such markets.  We continue to explore alternatives to strengthen our financial position including public or private capital raises.

Our management is also exploring potential acquisitions of companies with synergetic business that may allow us to enlarge the variety of our solutions to the market and increase our competitiveness.

Liquidity and Capital Resources

As of June 30, 2011, our cash balance was $338,000 as compared to $626,000 at December 31, 2010. Total current assets at June 30, 2011 were $9,156,000 as compared to $8,794,000 at December, 2010. The increase in current assets is mainly due to the increase in inventory.

Our accounts receivable at June 30, 2011 were $4,414,000 as compared to $4,532,000 at December 31, 2010. This decrease in accounts receivables is primarily due to a decrease in the sales of the first quarter.

As of June 30, 2011 our working capital was $6,356,000 as compared to $4,361,000 at December 31, 2010. The increase in the working capital is due primarily to a decrease in current liabilities, which resulted primarily from the repayment of a loan to an affiliated company.

The current portion of long-term loans at June 30, 2011 was $857,000 as compared to $93,000 for December 31, 2010. Our total short-term loans amounted to $37,000 for the six months ended June 30, 2011 as compared to $256,000 at December 31, 2010.

As of June 30, 2011, our total bank debt was $4,114,000, of which $1,650,000 are government loans and $2,464,000 are commercial bank loans, as compared to $910,000 at December 31, 2010. These funds were borrowed as follows: $37,000 as various short-term bank loans due through 2011, and $3,220,000 using long-term loans. As a result, we increased the amount borrowed for the six months ended June 30, 2011 by $3,204,000 compared to December 31, 2010. The increase is due to an increase in the working capital and the acquisition of the remaining 27% of the shares of our wholly-owned subsidiary, Enertec Systems.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of June 30, 2011, we are current with all of our bank debt and compliant with all the terms of our bank debt.

As of June 30, 2011, we had two customers that combined accounted for approximately 98% of the accounts receivables.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the growth of our business, develop, manufacture and market larger-scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to i) the levels and costs of our research and development initiatives, ii) the cost of hiring and training additional highly skilled professionals (mainly engineers and technicians), qualified stronger management, and sales and marketing personnel to promote our products, and iii) the cost and timing of the expansion of our development, manufacturing and marketing efforts.

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

On July 12, 2011, we entered into a Note and Warrant Purchase Agreement with UTA Capital LLC, pursuant to we may incur up to $6,000,000 in secured debt. See Note 10 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q for more information.  The only additional external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures and for acquisitions.

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Revenues for the three and six months ended June 30, 2011 were $2,474,000 and $3,974,000 as compared to $2,948,000 and $5,115,000 for the three and six months ended June 30, 2010. This represents a decrease of $474,000 or 16% for the quarter ended June 30, 2011 and a decrease of 1,141,000 or 22% for the six months ended June 30, 2011, when compared to the same periods of 2010.  The decrease in revenues for the three and six months ended June 30, 2011 as compared to the same periods of 2010 is mainly due to the launching of new projects during the six months ended June 30, 2011.

Gross profit decreased by $201,000 and by $492,000, to $1,080,000 and $1,633,000 for the three and six months ended June 30, 2011 as compared to $1,281,000 and $ 2,125,000 for the three and six months ended June 30, 2010. The decrease in gross profit is primarily the result of a decrease in sales revenues.

Gross profit as a percentage of sales was 44% and 41% for the three and six month period ended June 30, 2011 compared to 43% and 41.5% for the three and six month periods ended June 30, 2010.

For the three and six month periods ended June 30, 2011, operating expenses totaled $473,000 and $905,000, which represents an increase of $51,000 or 12% and decrease of $14,000 or 2%, when compared to $422,000 and $919,000 for the three and six month periods ended June 30, 2010. This change in operating expenses is primarily due to the (i) decrease in general and administrative expenses of $160,000; and (ii) the increase of $144,000 in selling expenses.

Our net income was $478,000 and $502,000 in the three and six months ended June 30, 2011, compared to a net income of $537,000 and $654,000 in the three and six months ended June 30, 2010. This represents a decrease in net income of $59,000 and $152,000 comparing the three and six month periods ended June 30, 2010. The decrease is primarily due to a decrease in sales comparing to the same period last year and an increase in interest expenses as a result of increased borrowings.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and six months ended June 30, 2011 were $62,000 and $121,000, compared to $54,000 and $119,000 for the three and six months ended June 30, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

During the three and six months ended June 30, 2011, there were no changes made to our critical accounting policies. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended June 30, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarterly period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

101
The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*	To be furnished by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: August 15, 2011	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*	To be furnished by amendment