Form 10-Q
period 2011-09-30
LAPIS TECHNOLOGIES INC
filed 2011-11-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2011

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
Yes ☐ No ☒

As of November 11, there were 6,483,000 issued and outstanding shares of the Registrant’s Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amount and Par value)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,051	$626
Accounts receivable	6,382	4,532
Inventories	3,093	3,138
Prepaid expenses and other current assets	614	498

Total current assets	12,140	8,794

Assets of discontinued operations	-	207
Property and equipment, net	379	255
Long Term Deposit	23	21
Deferred income taxes	2	7

	$12,544	$9,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit	$-	$-
Short term bank loans	$189	$256
Current portion of term loans	1,790	93
Accounts payable and accrued expenses	2,304	2,957
Due to stockholder		1,127
Income taxes payable	-	-

Total current liabilities	4,283	4,433

Liabilities of discontinued operations	-	156
Term loans, net of current portion and debt discount of $800	3,965	561
Severance payable	231	89
Warrant liability	825	-
Total liabilities	9,304	5,239
Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6	6
Additional paid-in capital	-	78
Accumulated other comprehensive income	229	423
Retained Earnings	3,005	2,321
Stockholders' equity Lapis Technologies	3,240	2,828
Non-controlling interest in subsidiary	-	1,217
Total stockholders' equity	3,240	4,045

	$12,544	$9,284

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In Thousands, Except Earnings Per Share and Share Amounts )
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$6,947	7,517	$2,973	2,402
Cost of sales	4,191	4,561	1,850	1,571

Gross profit	2,756	2,956	1,123	831

Operating expenses:
Research and development expenses	184	181	63	62
Selling expenses	304	272	86	198
General and administrative	931	951	365	226

Total operating expenses	1,419	1,404	514	486

Income from operations	1,337	1,552	609	345

Other income (expense):
Interest expense, net	(401)	(193)	(236)	(75)
Other income (expense)	-	(2)	-	(3)
Gain on change in fair value of warrant liabiltiy	3	-	3	-

Income from continuing operations before provision for income taxes	939	1,357	376	267

Provision for income taxes	76	103	15	29
Net income from continuing operations	863	1,254	361	238

Income (Loss) from discontinued operations		(71)		33
	-	-	-	-

	863	1,183	361	271
Less: net income attributable to
non-controlling shareholders	-	329	-	71

Net income attributable to Lapis Technologies shareholders	863	854	361	200

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(194)	(5)	(372)	22

Comprehensive income	$669	$849	$(11)	$222

Basic and Diluted net income (loss) per share
Continuing Operations	0.13	0.14	0.06	0.03
Discontinued Operations	-	-	-	-
	0.13	0.14	0.06	0.03

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$863	$849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	20
Non-controlling interest in subsidiary	-	349
Gain on sale of property and equipment	-	(2)
Gain on change in fair value of derivative	(3)	-
Deferred income tax	(5)	14
Change in operating assets and liabilities:
Accounts receivable	(1,850)	(178)
Inventories and income to receive	45	541
Prepaid expenses and other current assets	(116)	(470)
Accounts payable and accrued expenses	(653)	355
Income tax payable	-	138
Severance payable	(142)	11

Net cash provided by (used in) operating activities - continuing operations	(1,807)	1,627
Net cash provided by operating activities - discontinued operations	363	(237)
Net cash provided by (used in) operating activities	(1,444)	1,390

Cash flows from investing activities:
Purchase of property and equipment	(178)	(92)
Additional acquisition of non-controlling interest	(1,500)	-
Net cash used in investing activities - continuing operations	(1,676)	(92)

Cash flows from financing activities:
Repayment of short term bank loans	(67)	(1,043)
Decrease in due to affilliates		58
Payment of loans from related parties	(1,127)
Proceeds from long-term debt	5,929	(24)

Net cash provided by (used in) financing activities - continuing operations	4,735	(1,009)
Net cash provided by (used in) financing activities	4,735	269

Effects of exchange rates on cash	(190)	76

Increase (decrease) in cash and cash equivalents	1,425	634
Cash and cash equivalents, beginning of the period	626	241

Cash and cash equivalents, end of the period	$2,051	$875

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$172	$181
Taxes	$31	$38

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Share Amounts)
September 30, 2011
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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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
(In Thousands, Except Per Share and Share Amounts)
September 30, 2011
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

The Company accounts for stock based compensation under the fair value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected  dividends on it, and the risk-free interest rate over the expected life of the option.  For the periods ended September 30, 2011 and 2010 the Company did not issue any stock options.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our derivative financial instruments consist of the Stock Purchase Warrants we issued to UTA Capital LLC, a Delaware limited liability company (“UTA”), in connection with the financing (See Note 10). We evaluated these derivatives to assess their proper classification using the applicable classification criteria enumerated under ASC 815-40. We determined that the warrant should be classified as liabilities in the accompanying balance sheets because the settlement provisions are not fixed due to anti-dilution price protection and other price adjustments based upon specific triggering events.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Share Amounts)
September 30, 2011
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

NOTE 5 – INVENTORIES

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Raw materials	$750	$648
Work in process	2,343	2,490

	$3,093	$3,138

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Share Amounts)
September 30, 2011
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

At September 30, 2011, the Company has a net operating loss carry forward of approximately $425 which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

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

NOTE 8 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $250 in the United States.  Management has placed these funds in high quality institutions in order to minimize the risk.  Cash held at September 30, 2011 was $2,051 as compared to $626 at December 31, 2010.

As of September 30, 2011, we had two customers that combined accounted for approximately 94% of accounts receivable, compared to 92% of accounts receivable, as of December 31, 2010. For the three and nine months ended September 30, 2011, approximately 93% and 91% of our sales were to two customers, compared to 95% for the three and nine months ended September 30, 2010.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Share Amounts)
September 30, 2011
(Unaudited)

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company’s assets in different geographic locations at September 30, 2011 and December 31, 2010 is shown below:

Total assets:	September 30, 2011	December 31, 2010
Israel	$11,389	$9,116
United States	$1,155	$168
	$12,544	$9,284

NOTE 10 – UTA CAPITAL LLC TRANSACTION

On July 12, 2011, the Company entered into a Note and Warrant Purchase Agreement (as amended, the “Purchase Agreement”) with UTA, pursuant to which UTA agreed to provide financing to the Company on a secured basis.  On August 16, 2011, the Company entered into a letter agreement (the “Letter Agreement”) with UTA pursuant to which the Company and UTA agreed to amend the Purchase Agreement to extend the date on which the Purchase Agreement could be terminated by either party if an initial closing under the Purchase Agreement had not yet occurred was extended from August 15, 2011 to August 31, 2011.  On September 1, 2011, the Company entered into a Second Amendment to the Purchase Agreement.

The initial closing (the “Initial Closing”) of the transactions contemplated by the Purchase Agreement took place on September 1, 2011.  In connection therewith, the Company issued to UTA a secured promissory note in the principal amount of $3,000 that matures on March 1, 2014 (the “First Note”). The First Note bears interest at a rate of 8% per annum and principal is due to be repaid in three equal principal payments of $1,000 on each of September 1, 2012, September 1, 2013 and March 1, 2014. Net proceeds from the sale of the First Note are to be used as working capital for the Company and its subsidiaries.  In addition, the Company issued to UTA a warrant (the “First Warrant” or “First Warrants”) to purchase up to 952,227 shares of the Company’s common stock, par value $0.001 (the “Common Stock”), representing 12% of the Company’s outstanding shares of Common Stock, on a fully diluted basis.  The First Warrant first becomes exercisable on March 1, 2012 and will terminate, to the extent not exercised, on March 1, 2017. The Company has agreed to customary covenants and that within four months following the Initial Closing, the Company will satisfy the corporate governance requirements under Nasdaq Marketplace Rules 5605 and Rule 5610 as if the Common Stock were listed on the Nasdaq Stock Market.

On September 1, 2011, the Company entered into a Pledge and Security Agreement under which it pledged, as security in favor of UTA for the obligations of the Company under the First Note, the Intermediate Note (as defined below), if and when issued, the Second Note (as defined below), if and when issued, and the Purchase Agreement, all of the shares of capital stock of Enertec Electronics, and granted, as additional security in favor of UTA for the obligations of the Company under the transaction documents, a security interest in and lien on any and all accounts receivable, contracts, chattel paper, equipment and all other assets of the Company.

On September 1, 2011, each of the Company’s subsidiaries entered into a security agreement guaranteeing all of the Company’s obligations under the transaction documents and agreed to certain other restrictions.

Pursuant to the Purchase Agreement, UTA has also agreed to purchase a 27-month, secured promissory note in the principal amount of $3,000 (the “Second Note”) at the second closing (the “Second Closing”), which closing is to occur not later than nine months after the Initial Closing, subject to the closing conditions set forth Purchase Agreement; provided, however, that the principal amount of the Second Note is to be reduced by the aggregate unpaid principal amount outstanding under the Intermediate Note (as defined below) as of the date of the Second Closing. The First Note and the Second Note will be secured by the pledge of certain of the assets of the Company and its subsidiaries and will be identical other than their duration.

The Company has also agreed to issue to UTA at the Second Closing a second warrant (the “Second Warrant” and, together with the First Warrant, the “Warrants”) to purchase that number of shares of Common Stock in order that the Warrants, and any shares of Common Stock issued upon exercise of the First Warrant, represent 12% of the outstanding shares of Common Stock on a fully diluted basis as of the Second Closing.  The Company has agreed to grant to UTA certain demand and “piggy back” registration rights in respect of the shares underlying the Warrants, as set forth in the Purchase Agreement.

In addition, pursuant to the Purchase Agreement, the Company may issue to UTA (i) a 12-month, secured promissory note for the principal amount of $1,500 (the “Intermediate Note”) that may be issued to UTA by the Company upon 60 days’ prior notice by UTA or the Company, which notice either UTA or the Company may give to the other party commencing on December 30, 2011 (but no later than the first to occur of June 1, 2012 or the consummation of the Second Closing), (ii) a warrant entitling UTA to purchase from the Company up to a total of 2% of the Company’s outstanding common stock, on a fully-diluted basis, subject to adjustment as described below (the “2% Intermediate Warrant”), that the Company will issue to UTA if a closing with respect to the Intermediate Note takes place (the “Intermediate Closing”), and (iii) a warrant entitling UTA to purchase from the Company up to a total of 2% of the Company’s outstanding common stock, on a fully-diluted basis, that the Company will issue to UTA in certain circumstances in the event that the Intermediate Closing does not occur (the “2% Default Intermediate Warrant” and together with the 2% Intermediate Warrant, the “Intermediate Warrant”).

The Intermediate Note, if issued, will bear interest at a rate of 8% per annum and principal will be due to be repaid on the maturity date. The proceeds from the issuance of the Intermediate Note are to be used solely to refinance the existing bank facility provided by First International Bank of Israel and to pay fees and expenses related thereto.

In the event that, as of the six-month anniversary of the date of the Intermediate Closing, the Company has not satisfied and discharged all of its obligations under the Intermediate Note, the percentage of shares underlying the 2% Intermediate Warrant (the “Fixed Percentage”) will be automatically increased from 2% to 4%.  The Fixed Percentage will be increased by an additional 2% on each three-month anniversary thereafter until the expiration date of the 2% Intermediate Warrant if the Company has not satisfied and discharged all of its obligations under the Intermediate Note as of such dates.  The Fixed Percentage will cease to increase following the closing of an acquisition by the Company, directly or indirectly, of the majority of the equity interests in or substantially all of the assets of (x) an acquisition candidate being considered by the Company, or, (y) subject to UTA’s prior written consent, another entity.

The carrying amount of the First Warrants, which are recorded as derivative liabilities, were adjusted to fair value at September 30, 2011. We calculated the fair value of the First Warrants using the Black-Scholes option-pricing model with the following assumptions at their date of issuance and reporting dates of September 30, 2011:

	September 1, 2011	September 30, 2011
Fair Value of stock	$1.11	$1.11
Exercise Price	$.50	$.50
Term (Years)	5.5	5.5
Dividend Rate (%)	0	0
Volatility (%)	80%	80%
Risk Free Rate (%)	.91%	.91%
Number of warrants	952,227	952,227
Aggregate fair value	$828,080	$825,190

The changes in fair value between the date of issuance September 1, 2011 and September 30, 2011 amounted to $(2,890), and is included in the accompanying statements of operations as a component of the change in derivative liabilities.

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

The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its wholly-owned subsidiary Enertec Systems. This strategy potentially includes larger scale transactions that we anticipate could result in higher revenue as well as increased gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its wholly-owned subsidiary Enertec Systems using its factory located in Karmiel in the northern part of Israel.

Our vision is to become a major force in the Aerospace and Defense industries. In supporting our vision and market strategy, we formed an advisory board for Enertec Systems composed of various leaders in the Israeli defense and financial industries. Our strategy is driven and focused on the continued organic growth concurrent with the search for the acquisitions of carefully selected companies that can contribute to our future growth and profitability. We anticipate that the internal growth of Enertec Systems will be achieved through the development of new markets as well as new technologies and innovative systems and products. We expect to move to a larger facility in early 2012, which will increase our production capacity.  We anticipate that the increase in production capacity will support and contribute to the future growth of our business in 2012. Our current targeted markets in which we concentrate the majority of our resources including our marketing and sales efforts are the Israeli domestic market, the United States market, as well as the large growing Indian defense market. We are currently engaged in the formation of a new joint venture with Amtek Defense Technologies Limited of Amtek, a leading Indian industrial group, for the formation of a manufacturing and marketing platform in India of products based on the Enertec Systems technology and know-how. The joint venture was established under the name “Amertec Systems Private Limited” (“Amertec”). We anticipate that Amertec will be fully operational by early 2012.  Amertec will also provide Enertec Systems with the ability to deliver new competitive offset solutions to its existing customers. We anticipate that the joint venture will create new business opportunities for Enertec Systems in Indian and nearby markets and assist it in penetrating such markets.  We continue to explore alternatives to strengthen our financial position including public or private capital raises.

 Our management is also exploring potential acquisitions of companies with synergetic business that may allow us to enlarge the variety of our solutions to the market and increase our competitiveness.

Liquidity and Capital Resources

As of September 30, 2011, our cash balance was $2,051,000 as compared to $626,000 at December 31, 2010. Total current assets at September 30, 2011 were $12,140,000 as compared to $8,794,000 at December, 2010. The increase in current assets is mainly due to the increase in cash and cash equivalents as a result of the issuance of debt in the private placement with UTA Capital LLC (“UTA”) and increase in accounts receivables.  See Note 10 to the Notes to the Consolidated Financial Statements included elsewhere in this Report.

Our accounts receivable at September 30, 2011 were $6,382,000 as compared to $4,532,000 at December 31, 2010.

As of September 30, 2011 our working capital was $7,857,000 as compared to $4,361,000 at December 31, 2010. The increase in the working capital is due primarily to an increase cash and accounts recievable.

The current portion of long-term loans at September 30, 2011 was $1,790,000 as compared to $93,000 for December 31, 2010. Our total short-term loans amounted to $189,000 for the nine months ended September 30, 2011 as compared to $256,000 for the nine months ended September 30, 2010.

As of September 30, 2011, our total debt was $6,769,000 of which $3,000,000 consists of a loan from UTA, warrants liability in the amount of $825,000 and the remainder is commercial bank debt, as compared to $910,000 at December 31, 2010. These funds were borrowed as follows: $1,979,000 as various short-term bank loans with current maturities due through 2011, and $4,790,000 using long-term loans. As a result, we increased the amount borrowed for the nine months ended September 30, 2011 by $5,859,000 compared to December 31, 2010. The increase is due to an increase in working capital needs and the acquisition of the remaining 27% of the shares of our wholly-owned subsidiary, Enertec Systems.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of September 30, 2011, we are current with all of our debt and compliant with all the terms of our debt obligations.

As of September 30, 2011, we had two customers that combined accounted for approximately 93% of the accounts receivables.

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

On July 12, 2011, we entered into a Note and Warrant Purchase Agreement with UTA, pursuant to which we may incur up to $6,000,000 in secured debt. On September 1, 2011, we closed on the Initial Closing as previously described.  See Note 9 to the Consolidated Financial Statements included elsewhere in this Report for more information.  The only additional external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures and for the acquisition of companies.

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Revenues for the three and nine months ended September 30, 2011 were $2,973,000 and $6,947,000 as compared to $2,402,000 and $7,517,000 for the three and nine months ended September 30, 2010. This represents an increase of $571,000, or 24%, for the quarter ended September 30, 2011and a decrease of $570,000, or 7.5%, for the nine months ended September 30, 2011, when compared to the same periods of 2010.

Gross profit increased by $292,000 to $1,123,000 for the three months ended September 30, 2011 and decreased by $200,000 to $2,756,000 for the nine months ended September 30, 2011 as compared to $831,000 and $ 2,956,000 for the three and nine months ended September 30, 2010.  The decrease in gross profit for the nine months ended September 30, 2011 is primarily the result of a decrease in sales revenues.

Gross profit as a percentage of sales was 38% and 40% for the three and nine month periods ended September 30, 2011 compared to 35% and 39% for the three and nine month periods ended September 30, 2010.

For the three and nine month periods ended September 30, 2011, operating expenses totaled $514,000 and $1,419,000, which represents an increase of $28,000, or 6%, and an increase of $15,000, or 1%, when compared to $486,000 and $1,404,000 for the three and nine month periods ended September 30, 2010.

Our net income was $361,000 and $863,000 in the three and nine months ended September 30, 2011, compared to net income of $200,000 and $854,000 in the three and nine months ended September 30, 2010. This represents an increase in net income of $161,000 and an increase of $9,000 comparing the three and nine month periods ended September 30, 2010.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and nine months ended September 30, 2011 were $63,000 and $184,000, compared to $62,000 and $181,000 for the three and nine months ended September 30, 2010.

Interest Expenses

For the three and nine month periods ended September 30, 2011, interest expenses totaled $236,000 and $401,000, which represents an increase of $161,000, and an increase of $208,000 when compared to $75,000 and $401,000 for the three and nine month periods ended September 30, 2010.  The increase is mainly due to consummation of the debt transaction with UTA which includes the payment of interest on the principal amount of the loan as well as the interest recorded in the financial statements due to the issue of the warrants to UTA under the transaction described in note 10 of the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

During the three and nine months ended September 30, 2011, there were no changes made to our critical accounting policies. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended September 30, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Note and Warrant Purchase Agreement, dated as of July 12, 2011, by and between the Company and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2011).

10.2	First Amendment to Note and Warrant Purchase Agreement, dated as of August 16, 2011, by and between Lapis Technologies Inc. and UTA Capital LLC.

10.3
Second Amendment to Note and Warrant Purchase Agreement, dated as of August 31, 2011, by and between Lapis Technologies Inc. and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011).

10.4
Secured Promissory Note Dated September 1, 2011 issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011).

10.5
Common Stock Purchase Warrant Dated September 1, 2011 issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011).

10.6
Company Pledge and Security Agreement, dated as of September 1, 2011, by and between Lapis Technologies Inc. and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011).

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

101
The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAPIS TECHNOLOGIES, INC.

Date: November 14, 2011	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Note and Warrant Purchase Agreement, dated as of July 12, 2011, by and between the Company and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2011).

10.2	First Amendment to Note and Warrant Purchase Agreement, dated as of August 16, 2011, by and between Lapis Technologies Inc. and UTA Capital LLC.

10.3
Second Amendment to Note and Warrant Purchase Agreement, dated as of August 31, 2011, by and between Lapis Technologies Inc. and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011).

10.4
Secured Promissory Note Dated September 1, 2011 issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011).

10.5
Common Stock Purchase Warrant Dated September 1, 2011 issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011).

10.6
Company Pledge and Security Agreement, dated as of September 1, 2011, by and between Lapis Technologies Inc. and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011).

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

101
The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.