Form 10-K
period 2011-12-31
LAPIS TECHNOLOGIES INC
filed 2012-03-30
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2011 was approximately $1,918,108 based on the average closing bid and ask price of the common stock on the over-the-counter market of $6.65 per share. For the purpose of this statement, all directors, executive officers and any shareholders holding over 10% of the Company’s issued share capital are considered to be affiliates.

As of March 29, 2012, there were 6,483,000 shares of the issuer’s common stock outstanding.

PART I

Item 1.	Business.

Lapis Technologies, Inc. ("Lapis" or the "Company") was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. The Company through its wholly-owned subsidiary Enertec Systems 2001 Ltd ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, is a manufacturer and provider of various military and airborne systems, simulators, automatic test equipment (“ATE”), electronic components and products related to power supplies, converters and other power conversion products. Our business is focused in two major product lines: (i) the development and manufacturing of simulators and automatic test equipment (ATE) to a large variety of command and control systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solutions to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis.

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

The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its wholly-owned subsidiary Enertec Systems. This strategy potentially includes larger scale transactions that we anticipate could result in higher revenue as well as increased gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its wholly owned subsidiary Enertec Systems, located in Karmiel in the northern part of Israel .

Our vision is to become a major defense/Homeland Security (“HLS”) group. Our strategy is driven and focused on the continued internal growth of Enertec Systems through diligent efforts in the development of new potential markets as well as new technologies and innovative systems and products. In order to achieve our internal growth, the Company enhanced its production capacity by moving to a larger facility in January 2012. Management believes that this will support and contribute to the growth of the Company business in 2012 and beyond. Our current targeted markets in which we concentrate the majority of our resources including our marketing and sales efforts are the Israeli domestic market, the United States markets as well as the large growing Indian defense market. For that purpose, the Company has establish a new joint venture pursuant to which it has entered into a joint venture agreement with a leading local industrial group for the formation of a local manufacturing and marketing platform of its products based on the Enertec Systems technology and know-how. The formation of the joint venture will provide Enertec Systems with the ability to deliver new competitive offset solutions to its existing customers. The joint venture is expected also to create for Enertec Systems new business opportunities in Indian and nearby markets and assist it in penetrating such markets.

In supporting our vision and market strategy, we have nominated an advisory board for Enertec Systems composed of various leaders in the Israeli defense and financial industries. We continue to explore new and various ways to strengthen our financial position including public and/or private capital raises.

In parallel, our management is looking into several potential acquisitions of target companies with synergetic businesses and that will allow us to enlarge the variety of our solutions to the market and increase our competitiveness. To support our growth strategy we have raised from UTA Capital LLC, a Delaware limited liability company (“UTA”) $3.0 million, and secured up to an additional $3.0 million for future acquisition subject to the terms and conditions of the Note and Warrant Purchase Agreement by and between Lapis and UTA, as amended.

Subsidiaries

The Company is the sole owner (100%) of Enertec Electronics Ltd, a private Israeli company which, on October 17, 2010, sold pursuant to an asset purchase agreement all or substantially all of its assets and business for an aggregate consideration of 1,020,000NIS (approximately $278,000) (see also note 2 to the Consolidated Financial Statements) and consequently became an inactive holding company. Enertec Electronics is the sole owner of Enertec Management Limited (f/k/a Elcomtech Ltd.), a private Israeli company (“Enertec Management”). Enertec Management is the sole owner of Enertec Systems, our operating subsidiary. In March 2011, Enertec Management acquired from Mr. Harry Mund (a former chief executive officer and director) his entire shareholdings in Enertec Systems (see note 3 to the Consolidated Financial Statements). As a result, Enertec Systems became a wholly-owned subsidiary of Enertec Management.

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

Our quality control systems are compliant with ISO900:2008. The International Organization for Standardization “ISO”) designated ISO9000:2008 to apply to organizations that design, develop, produce, install, and service products. ISO expects organizations to apply this model, and to meet certain requirements, by developing a quality control system. ISO9000:2008 is the international standard for quality assurance and quality design. The ISO9000:2008 standard is important to customers who are placing orders for custom made products and is made up of a combination of quality system requirements. A typical process for designing, planning and implementing a quality system involves:

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

New products

In addition to its traditional systems and products manufactured and marketed by Enertec Systems (such as testing and simulators systems and power supplies), we have been working to develop new systems and products in the following areas: (i) operationally resilient computers integrated into various weapon systems, (ii) missile launch platforms, (iii) command and control systems, and (iv) missile communications systems. All such systems utilize Enertec Systems’ state of the art and leading market technologies which are to be implemented in a variety of our customers’ strategic projects in land, air and sea.

Marketing strategies

Our sales and marketing efforts focus on developing new business opportunities as well as generating follow-on sales for our systems solutions. Our sales efforts include direct sales primarily using our internal sales team. Various members of our senior management also serve as effective sales representatives who contribute to the generation of military and corporate business due to their long-standing customer relationships and knowledge of our customers’ mission-critical requirements. We continue to explore various domestic and international relationships to increase our sales and market penetration. We actively participate in trade shows involving technology and electronics defense operations. Recently we formed a new joint venture in India which will be used as a marketing platform as well for the Company's products, systems and solutions in Asia and other parts of the world. Our customers are often system integrators for end user clients worldwide and act as a channel for our products to be provided to the end users. Additionally, our business development efforts include our web site, preparation and distribution of marketing materials, advertising directed toward the defense and home land security industry, and demonstration of our product capabilities.

We plan to continue our aggressive marketing efforts. Part of our success within Enertec Systems has been to anticipate the needs of our clients, invest in R&D and to initiate development of products that we believe they will need, thus gaining an edge on our competition in our time to market. Furthermore, we have been able to identify those of our clients and potential clients that look poised to receive large orders and we focus our attention on developing our relationship with that client. When successful, this strategy enables us to benefit from the large order flow that such charts receive both in terms of the typical products they would expect us to produce for them as well as the more sophisticated products that they might not expect that we are then in an excellent position to offer to them, especially if they are inundated with business. In such cases, we are able to step in and ease the burden of producing some of the non-core components as well as some of the core components. By continuously diversifying into new and more complex products and fully scaled systems, Enertec Systems has been able to set itself apart from its competition. We also continue to increase our suite of custom products based on our proprietary designs and technologies. These products are core components of several long-term military programs spearheaded by our customers, with expected purchase lifecycles over periods of up to 10 years.

Market conditions

The defense and homeland security market in which the Company operates includes the manufacturing of electronic systems and electro optics systems designed to enhance large-scale military land, airborne and seaborne tactical platforms. Such systems may include night visions systems, UAV's systems, laser products, airborne photography measures, processing and display of data systems and communications systems. In the Israeli market, Israeli companies supply a significant portion of their products to the Israeli defense forces specifically in view of the continuing defense needs of the State of Israel. However, the Israeli defense industry is also a well respected exporter of its products to armies and security forces worldwide and such international markets have demonstrated an increase in the demand for military and security products.

Customers

Our customers are primarily Israeli companies which incorporate or need to incorporate in their products advanced, large scale, high end, state-of-the-art electronics defense systems. Although approximately 90% of our annual revenues in the past two years were from the two leading Israeli defense groups and therefore we have been dependent on these clients, each such group is comprised of various independent business units and factories, thereby adding diversity to our revenue streams. We believe that in light of the segments in which our customers market their solutions, the marketability of our products is not limited to one specific market segment, and therefore our overall performance is less affected by fluctuation in any particular market. The reminder of our sales are divided between our other customers, such as the Elbit group.

Backlog

As of December 31, 2011, we had a backlog of orders for our systems, products and services in the amount of approximately US$11.5 million (including US$2.8 million in framework orders) as compared to a backlog of approximately $13.3 million as of December 31, 2010 (including US$2.9 million framework orders). In January 2011, additional orders increased our backlog by approximately US$3.0 million.

Competition

Our main competition is comprised of (i) customers’ internal electronic divisions offering to do their own testing systems and core component manufacturing in house and (ii) a number of relatively small companies which specialize in electronics systems that operate in our market.

Suppliers

Our suppliers are diversified, and we are not dependent upon a limited number of suppliers for essential raw materials, energy or other items. Our suppliers are well established with facilities and manufacturing abilities that comply with all relevant international standards. However, while we are not dependent on any one supplier, disruptions in normal business arrangements due to the loss of one or a few suppliers could cause possible short-term losses. Disruptions may be experienced if our existing suppliers are no longer able to meet our requirements. They may also occur if there is an industry shortage of electronic or mechanical components. Not only could these disruptions affect our product line and limit our production capacity, but also, if there is a shortage of components, such disruption could result in higher costs due to the supply shortage or the need to use higher cost substitute components. The raw materials we use are either electronic components or mechanical components. The electronic components are purchased from suppliers and the mechanical components are mainly manufactured by local subcontractors.

Employees

As of December 31, 2011, we had approximately 81 full-time employees. Of these total employees, 86% of the employees are employed in engineering and manufacturing positions, and the remainder are employed in sales, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good and sustainable relations with our employees.

Research and development expenditures

Research and Development costs totaled approximately $240,000 and $250,000 for the years ended December 31, 2011 and 2010, respectively, which equates to approximately 2% and 2% of revenues, respectively, for both periods. These expenditures have adequately satisfied our research and development requirements. We are using our engineering resources to research and design new technologies that we expect to implement into the new projects and large military programs of our core customers.

Seasonal aspects of our business

The sales of military products experience seasonal variations due to the fact that the Israeli Ministry of Defense frequently delays the release of budgets until near the end of the fiscal year. Therefore, new orders to the military industry are delayed, leading to delays of orders to the local subcontractors. When this happens, it negatively affects the sales volume of the first and second quarters of the year. In addition, some of our customers push for increased deliveries during the last weeks of the year in order to fulfill contractual delivery obligations to their customers and also to show better business results. This often causes an upward spike in our fourth quarter sales.

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

We depend on two major customers for a significant portion of our revenues. More than 91% of our annual revenues in the past two years were from the two leading Israeli defense groups, (Raphael, Israeli Aerospace Industry) that perform large scale strategic projects for the Israeli government among other tasks. Israeli defense spending historically has been driven by perceived threats to its national security. Although Israel has been under a sustained elevated threat level in recent years, we cannot provide any assurance that defense budgets will continue to grow at the pace it has over the past decade. A decrease in Israel's defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs could adversely affect our future revenues and earnings.

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

Our earnings and margins depend on our ability to perform under our contracts. When agreeing to contractual terms, our management makes assumptions and projections about future conditions or events. These projections assess:

•	the productivity and availability of labor;
•	the complexity of the work to be performed;
•	the cost and availability of materials;
•	the impact of delayed performance; and
•	the timing of product deliveries.

If there is a significant change in one or more of these circumstances or estimates, or if we face unexpected contract costs, the profitability of one or more of these contracts may be adversely affected and could affect, among other things, our earnings and margins, due to the fact that our contracts are often made on a fixed-price basis.

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

Your ability to influence corporate decisions may be limited because ownership of our common stock is concentrated. Our directors and executive officers as a group beneficially owned 5,194,000 shares (approximately 80.1% of our outstanding common stock as of March 29, 2012). As a result of their ownership of our common stock, our directors and executive officers, collectively, may be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the company, and this may have a material adverse effect on the trading price of our common stock.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, consulting and our headquarters (management and administrative personnel). Our offices and facilities currently consist of approximately 25,000 square feet located in Karmiel, Israel leased at approximately US$200,000 per annum. The current lease of the facilities supports the Company's current needs however, Company's management, in view of its expectations for growth in the Company's business and manufacturing needs, is exploring various alternate long-term lease opportunities primarily near our current location for a larger facilities space that is designed to support our growing manufacturing and delivery needs. Such larger spaces are generally available in the northern part of Israel.

Item 3.	Legal Proceedings.

The Company is not subject to any legal proceedings that has materially affected, or is reasonably likely to materially affect, the Company’s business or financial position.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Transactions in our common stock are currently reported in the United States under the symbol “LPST” on the “Pink Sheets”, a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The following table sets forth the range of high and low closing bids reported in the over-the-counter market for our common stock. The prices shown below represent prices in the market between dealers in securities; they do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The “Pink Sheets” is neither a stock exchange nor a self-regulatory organization and is not regulated by either the Financial Industry Regulatory Authority or the SEC.

	High	Low
Year Ended December 31, 2011
First Quarter	$0.25	$0.20
Second Quarter	$2.00	$0.40
Third Quarter	$1.05	$1.05
Fourth Quarter	$1.11	$1.05
Year Ended December 31, 2010
First Quarter	$0.105	$0.10
Second Quarter	$0.101	$0.101
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.20	$0.20

Holders

As of March 29, 2012, we had 6,483,000 shares of common stock outstanding and such shares were held by approximately 40 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

Dividends

The Company did not declare or pay cash dividends in either 2011 or 2010. The Company has no dividends policy and will consider distributing dividends on a year by year basis.   The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

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

This yearly report on Form 10-K (the “Report”) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc. (“Lapis” or the “Company”), or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors,” included in this annual report on Form 10-K for the period ended December 31, 2011. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Executive overview

Lapis Technologies, Inc. ("Lapis" or the "Company") was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. The Company via our wholly-owned subsidiary Enertec Systems 2001 Ltd ("Enertec Systems"), an Israeli corporation formed on August 28, 2001, is a manufacturer and provider of various military and airborne systems, simulators, automatic test equipment (“ATE”), electronic components and products related to power supplies, converters and other power conversion products. Our business is focused in two major product lines: (i) the development and manufacturing of simulators and automatic test equipment (ATE) to a large variety of command and control systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solutions to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis.

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

Liquidity and Capital Resources

As of December 31, 2011, our cash balance was $940,000 as compared to $626,000 at December 31, 2010. Total current assets at December 31, 2011 were $12,071,000 as compared to $8,794,000 at December 31, 2010.

Our accounts receivable at December 31, 2011 were $7,947,000 as compared to $4,532,000 at December 31, 2010. The increase of 75% in accounts receivable is mainly due to a delay in the collection of $1,700,000 which was received on January 1, 2012.

As of December 31, 2011, our working capital was $7,960,000 as compared to $4,361,000 at December 31, 2010. The increase in working capital is due primarily to the increase in accounts receivables. The current portion of long-term loans as of December 31, 2011 was $1,766,000 as compared to $93,000 at December 31, 2010. We had no short term loans as of December 31, 2011, as compared to $256,000 as of December 31, 2010.

As of at December 31, 2011, our total debt was $6,352,000 of which $3,000,000 consists of a loan from UTA, warrants liability in the amount of $799,000 and the remainder is commercial bank debt, as compared to $910,000 at December 31, 2010. These funds were borrowed as follows: $1,766,000 as various short-term bank loans with current maturities due through 2011, and $4,586,000 using long-term loans. As a result, we increased the amount borrowed for the year ended December 31, 2011 by $5,442,000 compared to December 31, 2010. The increase is due to an increase in working capital needs and the acquisition of the remaining 27% of the shares of our wholly-owned subsidiary, Enertec Systems.

As of December 31, 2011, we are current with (i) all of our bank debt and compliant with all the terms of our bank debt (ii) all of our UTA debt and compliant with all the terms of our UTA debt.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues for the year ended December 31, 2011 were $10,146,000 as compared to $11,106,000 for the year ended December 31, 2010. This represents a decrease of $960,000 or 8.6% for the year ended December 31, 2011. The decrease in revenues for the year ended December 31, 2011 as compared to the same period of 2010 is mainly due to the fact that we have begun various long term projects which are scheduled to be completed in 2012-2013.

Gross profit totaled approximately $3,849,000 for the year ended December 31, 2011 as compared to $4,925,000 for the year ended December 31, 2010. This decrease of $1,076,000 in gross profit represents a decrease of 21.8%. The decrease in gross profit is primarily the result of a decrease in sales revenues.

.

Gross profit as a percentage of sales was 38% and 44% for the year ended December 31, 2011 and December 31, 2010, respectively.

For the years ended December 31, 2011 and 2010, operating expenses totaled $1,956,000 and $2,094,000, respectively. This was a decrease of $138,000, or 6.5%, compared to the year ended December 31, 2010. This decrease in operating expenses is primarily due to the (i) change of control in Lapis in November 2009 and the increased general and administrative expenses incurred as a result of the new controlling shareholder's during 2010 as compared to 2011, desire to strengthen the Lapis and/or Enertec Systems management and corporate headquarters services to the business unit and partially offset by an increase in selling expenses of $43,000 for the year ended December 31, 2011 compared to the same period of 2010, primarily due to Lapis's efforts to increase marketing efforts for more projects and new customers.

Our net income was $1,359,000 for the year ended December 31, 2011 compared to a net income of $1,619,000 in the year ended December 31, 2010. This represents a decrease in net income of $260,000 or 16%. The decrease was primarily the result of interest expenses related to warrant liability (approximately 31% from the decrease of $260,000 in net income).

As of December 31, 2011, we had two customers that accounted for approximately 91% of our accounts receivable.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the year ended December 31, 2011 and the year ended December 31, 2010 were $240,000 and $250,000, respectively.

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

Revenue Recognition and Customer Deposits - Revenue is recorded as product is shipped, the price has been fixed or determined, collectability is reasonably assured and all material specific performance obligations have been completed. The product sold by the Company is made to the specifications of each customer; sales returns and allowances are allowed on a case-by-case basis, are not material to the financial statements and are recorded as an adjustment to sales. Cash payments received in advance are recorded as customer deposits (see note 2 to the Consolidated Financial Statements).

Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, bank line of credit, short term bank loans and accounts payable and accrued expenses approximate fair value at December 31, 2011 because of the relatively short maturity of the instruments. The fair value due from stockholder is not practical to estimate without incurring excessive cost and is carried at cost at December 31, 2011.  The carrying value of the long-term debt approximate fair value at December 31, 2011 based upon debt terms available for companies under similar terms

Foreign Currency Translation - Lapis has three wholly owned subsidiaries, each of which is an Israeli corporation. The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the periods reported. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. There were no significant changes in our critical accounting estimates during the year ended December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s CFO (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended December 31, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that as of December 31, 2011 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as referred to above as of December 31, 2011 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.

None.

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

Name	Age	Position
David Lucatz	55	Chairman of the Board, Chief Executive Officer, And President
Tali Dinar	40	CFO and Secretary

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

Tali Dinar has served as the Chief Financial Officer of the Company since May 2010 and has been the Chief Financial Officer of Enertec Systems since November 2009. Since October 2009, Mrs. Dinar has served as vice president, finance of the DL-Capital group. where she is responsible for implementing internal control and driving major strategic financial issues and serves as key advisor to the company’s management. From 2007 until 2009, she served as chief controller of the Global Consortium on Security Transformation, a global homeland security organization. From 2002 until 2007, she was the chief controller of I.T.L. Optronics Ltd. Mrs. Dinar holds a B.A. in Accounting and Business Management from The College of Management Academic Studies and earned her CPA certificate in 1999.

Significant Employees

The following is a brief description of the business experience of our significant employees who are not executive officers of the Company:

Zvi Avni, age 50, has been CEO of Enertec Systems since January 1, 2002. Mr. Avni has 28 years of experience with automatic test equipment (“ATE”) systems for the military market and worked at Elbit Systems for 12 years as an ATE group leader. Mr. Avni has strong and valuable long-term relations with our clients and has a key role in Enertec Systems’ sales performance. Mr. Avni graduated from Haifa Technion Institute of Technology in 1982 and earned a degree as a Practical Electronic Engineer.

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

Changes in Nominating Process

None.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees, including our chief executive officer and chief financial officer. The Code of Ethics was filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attention: David Lucatz, Lapis Technologies, Inc., 70 Kinderkamack Road, Emerson, NJ 07630. Our telephone number is (201) 225-0190.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have any directors, executive officers or stockholders holding more than 10% of the Company’s issued share capital required to file reports under Section 16(a) of the Exchange Act because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 11.	Executive Compensation.

The following information is furnished for the years ended December 31, 2011 and December 31, 2010 for our named executive officers.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation(2)	Total
David Lucatz	2010	$160,729	$0	$0	$0	$0	$0	$35,148	$195,877
Chief Executive Officer and President (1)(3)	2011	$208,183	$0	$0	$0	$0	$0	$85,334	$293,517

Tali Dinar	2010	$115,380	$0	$0	$0	$0	$0	$25,429	$140,809
CFO and Secretary(1)	2011	$117,585	$0	$0	$0	$0	$0	$19,828	$137,413

(1) Salary paid in NIS. The amounts are converted according to the average foreign exchange rate US/NIS

(2 “All Other Compensation” are secretarial and office services provided by DLC team and vehicles expenses of the Chairman.

(3) This amount is paid through a consulting agreement effective as of August 2009 entered into between the Company and DLC (the Company’s controlling shareholder which is controlled by Mr. Lucatz). Under the consulting agreement, the Company paid DLC through August 2011 management fees of NIS 50,000 (approximately $14,000) on a monthly basis, and covered other expenses in a sum of NIS 10,000 (approximately $3,000) per month. As of September 2011, the costs of the consulting fee and/or salary were adjusted and increased by NIS 10,000 so the monthly salary/consulting fee management fee is currently NIS 60,000 (approximately $17,000).

Employment agreements

None of our employees is subject to a collective bargaining agreement. On August 12, 2009, Mr. Harry Mund entered into an employment agreement with Enertec Systems, pursuant to which Mr. Mund is employed as a special advisor to the board of directors of Enertec Systems, for two days per week, for a term of 3 years, for a salary of 25,000 NIS (approximately US$6,500) per month.

Director Compensation

During 2011, our directors did not receive any compensation for serving on our board.

Outstanding Equity Awards at December 31, 2011

The Company did not have any equity awards outstanding as of December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 29, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) our executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The address for each of the below persons is c/o Enertec Systems, 21 Hanapach St., Karmiel, Israel.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage Ownership(1)
D.L. Capital Ltd.(2)	5,194,400		80.1%
UTA Capital LLC(3)	952,227	(3)	12.8%
Zvi Avni	1,000,000		15.4%
David Lucatz(2)	5,194,400		80.1%
Tali Dinar	0		0%
Directors and Executive Officers as a group(2 persons)	5,194,400		80.1%

(1)	Applicable percentage ownership is based on 6,483,000 shares of common stock outstanding as of March 29, 2012 together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Mr. Lucatz, by virtue of his being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the Board of Directors of DLC, may be deemed to beneficially own the 5,194,400 shares of the Company’s common stock held by DLC.

(3)	According to information contained a Schedule 13G filed jointly on January 5, 2012 with the SEC by (i) UTA Capital LLC; (ii) the members or beneficial owners of membership interests in UTA Capital LLC, which include (a) YZT Management LLC, a New Jersey limited liability company and the managing member of UTA Capital LLC, and (b) Alleghany Capital Corporation, a Delaware corporation and a member of UTA Capital LLC; (iii) Alleghany Corporation, a publicly-traded Delaware corporation of which Alleghany Capital Corporation is a wholly-owned subsidiary; and (iv) Udi Toledano, the managing member of YZT Management LLC: as of January 5, 2012, UTA Capital LLC held sole voting and dispositive power with respect to a warrant that is currently exercisable to purchase 952,227 shares of common stock of the Company (the “Warrant”). YZT Management LLC, Alleghany Capital Corporation, Alleghany Corporation, and Udi Toledano held shared voting and dispositive power with respect to the Warrant by virtue of their relationships with UTA Capital LLC.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2011.

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

This amount is paid through a consulting agreement effective as of August 2009 entered into between the Company and DLC (the Company’s controlling shareholder which is controlled by Mr. Lucatz). Under the consulting agreement, the Company paid DLC through August 2011 management fees of NIS 50,000 (approximately $14,000) on a monthly basis, and covered other expenses in a sum of NIS 10,000 (approximately $3,000) per month. As of September 2011, the costs of the consulting fee and/or salary were adjusted and increased by NIS 10,000 so the monthly salary/consulting fee management fee is currently NIS 60,000 (approximately $17,000).

On March 2, 2011, Mr. Mund, who, in addition to being our former President and Chief Executive Officer, was the Company’s majority stockholder, sold to DLC the remaining 1,443,670 shares of common stock of the Company held by him. Immediately following such sale by Mr. Mund, DLC beneficially owned approximately 73.27% of the outstanding shares of common stock of the Company.

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

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $69,592, and $63,381 for the years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees

We incurred fees of $9,039 for the year ended December 31, 2011, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees.” For the year 2010, there were no professional services or other services rendered to the Company which were “Audit-Related Fees”.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $11,785 and $2,000 for the years ended December 31, 2011 and December 31, 2010, respectively. The services for which such fees were paid consisted of filing our tax returns for 2011 and 2010.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2011 and December 31, 2010.

Audit Committee Pre-Approval Policies And Procedures

Our Board of Directors acts as our audit committee with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

(a)        List of documents filed as part of this Annual Report on Form 10-K:

             1. Reference is made to the “Report of Independent Registered Public Accounting Firm”, the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” under Item 8 of Part II appearing on pages F-1 through F-16 hereto, which are incorporated herein by reference.

             2. Financial Statement Schedules:

             None.

             3. Exhibit Index.

             The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Certificate of Incorporation of Enertec Electronics, Inc. filed January 31, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.2	Certificate of Amendment of Enertec Electronics, Inc. filed April 23, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.3	Certificate of Amendment of Opal Technologies, Inc. filed October 17, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.4	Amended By-Laws of Lapis Technologies, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2010)

10.1*	Employment Agreement, dated August 12, 2009, between Harry Mund and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010)

10.2*	Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010)

10.3	Note and Warrant Purchase Agreement, dated as of July 12, 2011, by and between the Company and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2011)

10.4	First Amendment to Note and Warrant Purchase Agreement, dated as of August 16, 2011, by and between Lapis Technologies, Inc. and UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011)

10.5	Second Amendment to Note and Warrant Purchase Agreement, dated as of August 31, 2011, by and between Lapis Technologies, Inc. and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.6	Third Amendment to Note and Warrant Purchase Agreement, dated as of November 24, 2011, by and between Lapis Technologies, Inc. and UTA Capital LLC

10.7	Secured Promissory Note Dated September 1, 2011 issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.8	Common Stock Purchase Warrant Dated September 1, 2011 issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.9	Company Pledge and Security Agreement, dated as of September 1, 2011, by and between Lapis Technologies, Inc. and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.10*	First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd.

14.1	Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004)

21.1	List of Subsidiaries

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	The following materials from Lapis Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. **

* Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: March 30, 2012	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer and sole Director (Principal Executive Officer)	March 30, 2012
David Lucatz

/s/ Tali Dinar	Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012
Tali Dinar

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

and Stockholders of

Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Lapis Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lapis Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

March 23, 2012

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amount and Par value)
ASSETS

	December 31,	December 31,
	2011	2010

Current Assets:
Cash and cash equivalents	940	$626
Accounts receivable	7,947	4,532
Inventories	2,479	3,138
Prepaid expenses and other current assets	705	498

Total current assets	12,071	8,794

Assets of discontinued operations	-	207
Property and equipment, net	482	255
Long Term Deposit	22	21
Deferred income taxes	3	7

	$12,578	$9,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Short term bank loans	$-	$256
Current portion of term loans	1,766	93
Accounts payable and accrued expenses	2,345	2,957
Due to stockholder		1,127

Total current liabilities	4,111	4,433

Liabilities of discontinued operations	-	156
Term loans, net of current portion and debt discount of $718 as of December 31, 2011	3,787	561
Severance payable	228	89
Warrant liability	799	-
Excess of losses in unconsolidated subsidiary over investment	41	-
Total liabilities	8,966	5,239
Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000
shares issued and outstanding	6	6
Additional paid-in capital	-	78
Accumulated other comprehensive income	105	423
Retained Earnings	3,501	2,321
Stockholders' equity Lapis Technologies	3,612	2,828
Non-controlling interest in subsidiary	-	1,217
Total stockholders' equity	3,612	4,045

	$12,578	$9,284

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In Thousands, Except Earnings Per Share and Share Amounts )

	Year Ended
	December 31,
	2011	2010

Sales	$10,146	11,106
Cost of sales	6,297	6,181

Gross profit	3,849	4,925

Operating expenses:
Research and development expenses	240	250
Selling expenses	350	307
General and administrative	1,366	1,537

Total operating expenses	1,956	2,094

Income from operations	1,893	2,831

Other income (expense):
Interest expense, net	(596)	(300)
Other income (expense)	-	(5)
Gain on change in fair value of warrant liability	29	-
Equity in loss on unconsolidated subsidiary	(44)	-

Income from continuing operations before	1,282	2,526
provision for income taxes

Provision (benefit) for income taxes	(77)	105
Net income from continuing operations	1,359	2,421

(Loss) from discontinued operations, net of tax	-	(150)

Net Income	1,359	2,271

Less: net income attributable to
non-controlling shareholders	-	652

Net income attributable to Lapis Technologies shareholders	1,359	1,619

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(318)	222

Comprehensive income	$1,041	$1,841

Basic and Diluted net income (loss) per share
Continuing Operations	0.21	0.27
Discontinued Operations	-	(0.02)
	0.21	0.25

Basic weighted average common shares outstanding	6,483,000	6,483,000

 The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$1,359	$1,619
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	66	23
Non-controlling interest in subsidiary	-	652
Equity in loss of unconsolidated subsidiary	41	-
Gain on change in fair value of derivative	(29)	-
Deferred income tax	4	7
Change in operating assets and liabilities:
Accounts receivable	(3,415)	(1,013)
Inventories and income to receive	659	311
Prepaid expenses and other current assets	(207)	(475)
Accounts payable and accrued expenses	(612)	1,059
Income tax payable	-	(4)
Severence payable	139	(35)

Net cash provided by (used in) operating activities - continuing operations	(1,995)	2,144
Net cash provided by operating activities - discontinued operations	51	794
Net cash provided by (used in) operating activities	(1,944)	2,938

Cash flows from investing activities:
Purchase of property and equipment	(293)	(162)
Long-term depostits	(1)	21
Additional acquisition of non-contolling interest	(1,500)	-
Net cash used in investing activities - continuing operations	(1,794)	(141)

Cash flows from financing activities:
Repayment of short term bank loans	(256)	(2,294)
Decrease in due to affilliates
Payment of loans from related parties	(1,127)	94
Repayment of long-term debt	(414)
Proceeds from long-term debt	6,141	251

Net cash provided by (used in) financing activities - continuing operations	4,344	(1,949)
Net cash provided by (used in) financing activities - discontinued operations	-	(625)
Net cash provided by (used in) financing activities	4,344	(2,574)

Effects of exchange rates on cash	(292)	162

Increase (decrease) in cash and cash equivalents	314	385
Cash and cash equivalents, beginning of the period	626	241

Cash and cash equivalents, end of the period	$940	$626

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$233	$292
Taxes	$51	$83

  The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands, Except Share Amounts)

					Accumulated
					Other		Total
	Common Stock		Additional	Retained	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Paid-in Capital	Earnings	Income	Interest	Equity

	6,483,000	6	78	$702	$201	$508	$1,495

Foreign currency translation adjustment					222	57	279

Net income				1,619		652	2,271

Balance, December 31, 2010	6,483,000	6	78	$2,321	$423	$1,217	$4,045

Acquisition of non-controlling interest			(78)	(179)		(1,217)	(1,474)

Foreign currency translation adjustment					(318)		(318)

Net income				1,359			1,359
							-
Balance, December 31, 2011	$6,483,000	$6	$-	$3,501	$105	$-	$3,612

   The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

The functional currency of the Company’s Israeli subsidiaries is the New Israeli Shekel (“NIS”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Cash and Cash Equivalents

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

Currency translation

Since the Company’s subsidiaries operate in Israel, their functional currency is the NIS. Revenue and expense accounts are translated at the average rates during the period, and assets and liabilities are translated at year-end rates and equity accounts are translated at historical rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are recognized in current operations.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

Revenue Recognition

The Company enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract cost. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Project costs are measured by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for substantially all projects. The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. Costs may be incurred before the Company has persuasive evidence of an arrangement. In those cases, if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

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

Accounts Receivable and Allowance for Doubtful Accounts Receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

At December 31, 2011 and 2010 the Company has recorded an allowance for doubtful accounts in the amount of $294and $274, respectively.

Inventories

Inventories of raw materials are stated at the lower of cost (first-in, first-out basis) or market. Cost of work in process comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Depreciation and amortization are provided for in amounts sufficient to write off the cost of depreciable assets to operations over their estimated service lives. The Company uses the same depreciation method for both financial reporting and tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization will be removed from the accounts and the resulting profit or loss will be reflected in the statement of income. The estimated lives used to determine depreciation and amortization are:

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Stock Based Compensation

The Company accounts for stock based compensation under the fair value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. For the years ended December 31, 2011 and 2010 the Company did not issue any stock options.

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

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

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

Warranty Reserves

The Company usually warrants its product for a one-year period. A provision for estimated warranty costs, if material, is recorded at the time of sale. Based upon historical experience the Company has not incurred material costs relating to its warranty and has therefore not recorded a warranty provision at December 31, 2011 and 2010.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Costs.”

Research and Development Costs

Research and development costs are charged to general and administrative expense as incurred. Research and development cost for the years ended December 31, 2011 and 2010 were approximately $240 and $250 respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs for the years ended December 31, 2011 and 2010 were $56 and $54, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there is no impairment of long-lived assets at December 31, 2011 and 2010.

Non Controlling Interest

The non controlling interest represents the minority stockholder’s proportionate share of the equity and net income of the Company's subsidiary at December 31, 2010.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

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

NOTE 3 – ACQUISITION OF NON-CONTROLLING INTEREST

On March 2, 2011, Enertec Management Ltd., an indirect, wholly-owned subsidiary of the Company, acquired the 27% of the outstanding shares Enertec Systems not previously held by the Company, for an aggregate purchase price of $1,500. The Company accounted for the acquisition of the additional interest as an equity transaction in accordance with the accounting standard on noncontrolling interest. Following the transaction, Enertec Systems is now an indirect, wholly-owned subsidiary of the Company.

NOTE 4 - INVENTORIES

Inventories consist of the following at December 31, 2011 and 2010:

	2011	2010

Raw materials	$732	$648
Work in process	1,747	2,490

	$2,479	$3,138

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2011 and 2010:

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

	2011	2010

Leasehold improvements	$352	$118
Machinery and equipment	133	142
Furniture and fixtures	149	141
Transportation equipment	113	121
Computer equipment	379	355

	1,126	877
Less accumulated depreciation and amortization	644	622
	$482	$255

NOTE 6 - DISCONTINUED OPERATIONS

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

2010
Sales	370
Cost of Sales	209
Gross Profit	161
Selling expenses	34
General and administrative	237
Income from Operations	(110)
Interest expense	19
Income from discontinued operations before tax	(129)
Income taxes	21
Income from discontinued operations, net of tax	(150)

The following is a summary of the assets and liabilities of Enertec Electronics as presented in discontinued operations on the Consolidated Balance Sheet. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between Enertec Electronics and the company.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

2010
Assets:
Cash and cash equivalents	196
Accounts receivable	11
Inventories
Prepaid expenses and other current assets
Total Assets	207
Liabilities:
Short term bank loans
Accounts payable and accrued expenses	156
Total Liabilities	156

NOTE 7 – SHORT TERM BANK LOANS

As of December 31, 2010, short-term bank loans, payable within twelve months at rates ranging from 5.5% per annum 7.5% per annum. There were no short term bank loans at December 31, 2011.

NOTE 8 – UTA Capital LLC TRANSACTION

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

The initial closing (the “Initial Closing”) of the transactions contemplated by the Purchase Agreement took place on September 1, 2011. In connection therewith, the Company issued to UTA a secured promissory note in the principal amount of $3,000 that matures on March 1, 2014 (the “First Note”). The First Note bears interest at a rate of 8% per annum and principal is due to be repaid in three equal principal payments of $1,000 on each of September 1, 2012, September 1, 2013 and March 1, 2014. Net proceeds from the sale of the First Note are to be used as working capital for the Company and its subsidiaries. In addition, the Company issued to UTA a warrant (the “First Warrant” or “First Warrants”) to purchase up to 952,227 shares of the Company’s common stock, par value $0.001 (the “Common Stock”), representing 12% of the Company’s outstanding shares of Common Stock, on a fully diluted basis. The First Warrant first became exercisable on March 1, 2012 and will terminate, to the extent not exercised, on March 1, 2017. The Company has agreed to customary covenants.

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

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

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

We recorded the fair value of the Warrants as a derivative liability with a corresponding increase in debt discount. Debt discount is being amortized over the term of the loan to the stated maturity date and are presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the year ended December 31, 2011 is $110, and is included as a component of interest expense in the accompanying statement of operations for the year ended December 31, 2011.

The carrying amount of the First Warrants, which are recorded as derivative liabilities, was adjusted to fair value at December 31, 2011. We calculated the fair value of the First Warrants using the Black-Scholes option-pricing model with the following assumptions at their date of issuance and reporting dates of

	September 1, 2011	December 31, 2011
Fair Value of stock	$1.11	$1.11
Exercise Price	$.50	$.50
Term (Years)	5.5	5.17
Dividend Rate (%)	0	0
Volatility (%)	80%	75%
Risk Free Rate (%)	.91%	.87%
Number of warrants	952,227	952,227
Aggregate fair value	$828	$799

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

The changes in fair value between the date of issuance September 1, 2011 and December 31, 2011 amounted to $29, and is included in the accompanying statements of operations as a gain on change in fair value of warrant liability.

NOTE 9 – LONG TERM LOANS

Long-term debt consists of the following at December 31, 2011 and 2010:

	2011	2010

UTA Loan, net of debt discount of $718 (See Note 8)	2,282	0
Long - term loans, due between January 2011 and June 2015 at rates ranging from 4.15% per annum 8% per annum	3,271	654
	5,553	654
Less current portion of term loans	1,766	93
	$3,787	$561

Against the Company's its long term debt and credit line, the Company assets (mainly its inventory via Enertec Systems) are subject to a floating charge for the benefit of several financial funding institutions as well as certain of its accounts receivable are subject to specific pledges.  In addition, the controlling shareholder has provided personal guarantees in order to secure the Company's debt pursuant to the terms agreed between the funding institutions and the controlling shareholder. Also, pursuant to the agreement entered into between the Company and UTA on September 1, 2011 (and its amendments), the Company has created a pledge on all of the shares of capital stock of Enertec Electronics (fully owned by the Company) and granted, as additional security in favor of UTA, a security interest in and lien on any and all accounts receivable, contracts, chattel paper, equipment and all other assets of the Company. Each of the Company’s subsidiaries entered into a security agreement guaranteeing all of the Company’s obligations toward UTA under the above agreement including a floating charge (second degree) on Enertec systems assets and agreed to certain other restrictions.

NOTE 10 – PROVISION FOR INCOME TAXES

The Company’s Israeli subsidiaries are governed by the tax laws of the state of Israel which has a general tax rate of 25%. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “approved enterprise industrial company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2011 and 2010 consists of the following

	2011	2010
Current Provision
United States	-	-
Israel	(127)	197
Total current provision	(127)	197

Deferred Provision (benefit)
United States	-	-
Israel	47	(92)
Total deferred provision	47	(92)

Total Provision for income taxes	(77)	105

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	2011	2010

U.S federal statutory rate	35%	35%
Tax Rate difference between US and Israel	(10%)	(10%)
Effect of Israeli tax rate benefit	(21%)	(21%)
Change in valuation allowance	(4%)	-
Effect of previous years	(6%)
Effective Tax Rate	(6%)	4%

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred Tax Assets:
Employee Bonus and Vacation	3	10
Allowance for bad debts	4	23
Non-deductible expenses	4	22
Net Operating Loss carry forward	210	148
Severance pay accrual	2	7
Gross deferred tax assets	223	210
Valuation Allowance	(210)	(148)
Net Deferred Tax Assets	13	62

At December 31, 2011 deferred tax assets are classified in the consolidated Balance Sheet as follows:

Current Assets (classified in Prepaid expenses and other current assets)	10
Long-Term Assets	3

At December 31, 2011 the Company has a net operating loss carry forward of approximately $455 which may be utilized to offset future taxable income for United States Federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

We are currently open to audit for all years ended December 31, 2008 to present for US tax returns and for all years ended December 31, 2008 to present for the Israeli subsidiaries ; however, we do not currently have any ongoing tax examinations.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

NOTE 11 – RELATED PARTIES

Due to Stockholder

As of December 31, 2010 the majority stockholder had advanced the Company a total of $1,127. The stockholder loan bears interest at the Prime rate plus 0.1%. This loan was repaid in April 2011.

Transactions with related parties

	2011	2010
Consulting fee paid to controlling shareholder (1)	293	196
Interest expense to stockholder	0	33

This amount is paid through a consulting agreement effective as of August 2009 entered into between the Company and DLC (the Company’s controlling shareholder which is controlled by Mr. Lucatz). Under the consulting agreement, the Company paid DLC through August 2011 management fees of NIS 50,000 (approximately $14,000) on a monthly basis, and covered other expenses in a sum of NIS 10,000 (approximately $3,000) per month. As of September 2011, the costs of the consulting fee and/or salary were adjusted and increased by NIS 10,000 so the monthly salary/consulting fee management fee is currently NIS 60,000 (approximately $17,000).

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

NOTE 12 – STOCK OPTION PLAN

On October 16, 2002, the Board of Directors and the stockholders of the Company authorized the formation of the 2002 Stock Option Plan (the “Plan”) which provides for the granting of incentive stock options, non-statutory stock options and stock appreciation rights.  The incentive stock options can be granted to employees, including officers, of any subsidiary of the Company.  The non-statutory stock options can be granted to all employees, including officers, non-employee directors, consultants of any subsidiary of the Company. Non-statutory stock options can only be granted to consultants that have rendered a bona fide service to the Company, so long as the service is not in connection with the offer or sale of securities in a capital raising transaction.  The number of shares of common stock reserved for issuance under the Plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the Company’s capital structure.

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

As of December 31, 2011, no options have been granted under this plan.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(In Thousands, Except Share and Per Share Amounts)

NOTE 13 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $250 in the United States.  Management has placed these funds in high quality institutions in order to minimize the risk.  Cash held in Israel was $638 and $514 at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, we had two customers that accounted for approximately 91% and 92% respectively of accounts receivable. For the years ended December 31, 2011 and 2010 approximately 91% and 95% of our sales were to two customers respectively.

NOTE 14 - SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company’s assets in different geographic locations at December 31, 2011 and December 31, 2010 is shown below:

Total assets	December 31, 2011	December 31,2010
Israel	$11,918	$9,116
United States	$660	$168
	$12,578	$9,284

All revenue was earned from sources in Israel.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease commitments

During 2011, the Company entered into a lease agreement on a building in the industrial zone of Carmiel. The agreement is for a period of 10 years. According to the agreement, the Company may opt for two renewal options of five years each.

Rent expense, including municipal taxes and utilities associated with the leases approximated $113 and $119, respectively, for the years ended December 31, 2011 and 2010.

At December 31, 2011, total minimum rentals under no cancellable operating leases with an initial or remaining lease term of one year or more are as follows:

Year Ended

2012	$204
2013	$204
2014	$267
2015	$267
2016	$235

Legal proceedings

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent events were evaluated as of the day the financial statements were issued.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Enertec Electronics, Inc. filed January 31, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.2	Certificate of Amendment of Enertec Electronics, Inc. filed April 23, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.3	Certificate of Amendment of Opal Technologies, Inc. filed October 17, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.4	Amended By-Laws of Lapis Technologies, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2010)

10.1*	Employment Agreement, dated August 12, 2009, between Harry Mund and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010)

10.2*	Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010)

10.3	Note and Warrant Purchase Agreement, dated as of July 12, 2011, by and between the Company and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2011)

10.4	First Amendment to Note and Warrant Purchase Agreement, dated as of August 16, 2011, by and between Lapis Technologies, Inc. and UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011)

10.5	Second Amendment to Note and Warrant Purchase Agreement, dated as of August 31, 2011, by and between Lapis Technologies, Inc. and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.6	Third Amendment to Note and Warrant Purchase Agreement, dated as of November 24, 2011, by and between Lapis Technologies, Inc. and UTA Capital LLC

10.7	Secured Promissory Note Dated September 1, 2011 issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.8	Common Stock Purchase Warrant Dated September 1, 2011 issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.9	Company Pledge and Security Agreement, dated as of September 1, 2011, by and between Lapis Technologies, Inc. and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.10*	First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd.

26

14.1	Code of Ethics (Incorporated by reference to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on June 28, 2004)

21.1	List of Subsidiaries

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	The following materials from Lapis Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. **

* Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

27