Form 10-Q
period 2012-03-31
LAPIS TECHNOLOGIES INC
filed 2012-05-14
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2012

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

As of May 11, 2012, there were 6,483,000 issued and outstanding shares of the Registrant's Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Amount and Par value)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	4,448	$940
Accounts receivable	5,034	7,947
Inventories	2,580	2,479
Prepaid expenses and other current assets	851	705

Total current assets	12,913	12,071

Property and equipment, net	739	482
Long Term Deposit	25	22
Deferred income taxes	3	3
		-
	$13,680	$12,578

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Short term bank loans	$1,540
Current portion of term loans	1,788	1,766
Accounts payable and accrued expenses	2,232	2,345

Total current liabilities	5,560	4,111

Term loans, net of current portion and debt discount	3,734	3,787
Severance payable	202	228
Warrant liability	791	799
Excess of losses in unconsolidated subsidiary over investment	71	41
Total liabilities	10,358	8,966
Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000 shares issued and outstanding	6	6
Additional paid-in capital	-	-
Accumulated other comprehensive income	(36)	105
Retained Earnings	3,352	3,501
Stockholders' equity Lapis Technologies	3,322	3,612
Non-controlling interest in subsidiary	-	-
Total stockholders' equity	3,322	3,612

	$13,680	$12,578

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(In Thousands, Except Earnings Per Share and Share Amounts )

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Sales	$1,952	1,500
Cost of sales	1,359	947

Gross profit	593	553

Operating expenses:
Research and development expenses	56	59
Selling expenses	93	101
General and administrative	405	272

Total operating expenses	554	432

Income from operations	39	121

Other income (expense):
Interest expense, net	(171)	(73)
Other income (expense)	4
Gain on change in fair value of warrant liabiltiy	8	-
Equity in loss on unconsolidated subsidiary	(28)	-

Income (loss) from continuing operations before provision for income taxes	(148)	48

Provision (benefit) for income taxes	1	23
Net income (loss) from continuing operations	(149)	25

(Loss) from discontinued operations, net of tax	-	(1)

Net Income (loss)	(149)	24

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(141)	58

Comprehensive income (loss)	$(290)	$82

Basic and Diluted net income (loss) per share
Continuing Operations	(0.02)	0.00
Discontinued Operations	-	(0.00)
	(0.02)	0.00

Basic weighted average common shares outstanding	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(149)	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	16
Equity in loss of unconsolidated subsidiary	30	-
Gain on change in fair value of derivative	(8)	-
Deferred income tax	-	3
Change in operating assets and liabilities:
Accounts receivable	2,913	1,769
Inventories and income to receive	(101)	(348)
Prepaid expenses and other current assets	(146)	(15)
Accounts payable and accrued expenses	(113)	(834)
Severence payable	(26)	(32)

Net cash provided by operating activities - continuing operations	2,422	583
Net cash used in operating activities - discontinued operations	-	(66)
Net cash provided by operating activities	2,422	517

Cash flows from investing activities:
Purchase of property and equipment	(279)	(27)
Long-term deposits	(3)	-
Additional acquisition of non-contolling interest	-	(1,500)
Net cash used in investing activities - continuing operations	(282)	(1,527)

Cash flows from financing activities:
Repayment of short term bank loans	1,540	294
Payment of loans from related parties	-	(472)
Repayment of long-term debt	(53)	-
Proceeds from long-term debt	22	854

Net cash provided by financing activities - continuing operations	1,509	676
Net cash provided by financing activities - discontinued operations	-	676
Net cash provided by financing activities	1,509	1,352

Effects of exchange rates on cash	(141)	36

Increase (decrease) in cash and cash equivalents	3,508	(298)
Cash and cash equivalents, beginning of the period	940	626

Cash and cash equivalents, end of the period	$4,448	$328

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$59	$51
Taxes	$9	$3

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

MARCH 31, 2012

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Lapis Technologies, Inc. (“Lapis” or the “Company”) was formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc. We are, via our wholly owned subsidiary Enertec Systems 2001 Ltd. (“Enertec Systems”), an Israeli corporation formed on August 28, 2001, a manufacturer and provider of various military and airborne systems, simulators and automatic test equipment (“ATE”). Our business is focused in two major product lines: (i) the development and manufacturing of simulators and ATE to a large variety of weapons systems and at all levels of maintenance, development and integration and (ii) the development and manufacturing of comprehensive, large scale, electronics systems for the military industry providing comprehensive solution to power supply, command and control including systems design, development, manufacturing and implementation on a turn-key basis.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

MARCH 31, 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

The Company accounts for stock based compensation under the fair value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. For the periods ended March 31, 2012 and 2011 the Company did not issue any stock options.

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

Research and Development Costs

Research and development costs are charged to general and administrative expense as incurred. Research and development cost for the three months ended March 31, 2012 and 2011 were approximately $56 and $59 respectively.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

MARCH 31, 2012

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011

Raw materials	$812	$732
Work in process	1,768	1,747

	$2,580	$2,479

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

MARCH 31, 2012

(Unaudited)

NOTE 5 – PROVISION FOR INCOME TAXES

The Company’s Israeli subsidiaries are governed by the tax laws of the State of Israel, which has a general tax rate of 25%. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “approved enterprise industrial company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

At March 31, 2012 the Company has a net operating loss carry forward of approximately $473 which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

NOTE 6 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $250 in the United States. Management has placed these funds in high quality institutions in order to minimize the risk. Cash held in Israel at March 31, 2012 and as of March 31, 2011 was $4,448 and $328, respectively, as compared to $940 at December 31, 2011.

As of March 31, 2012 we had two customers that combined accounted for approximately 94% of accounts receivable, as compared to 91%, as of December 31, 2011. For the three months ended March 31, 2012 and 2011, approximately 93% and 88% of our sales were to two customers, respectively.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company's assets in different geographic locations at March 31, 2012 is shown below:

Total assets:
Israel	$12,760
United States	$920
$13,680

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q (the “Report”) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc. (“Lapis” or the “Company”), or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors,” included in our annual report on Form 10-K for the year ended December 31, 2011, as supplemented or revised by this Report.

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

The management of Lapis has begun to implement its strategy of focusing on developing comprehensive electronics turn-key solutions via its wholly owned subsidiary Enertec Systems. This strategy potentially includes larger scale transactions that we anticipate could result in higher revenue as well as increased gross margin and overall profitability. Presently, Lapis conducts its operations in Israel through its wholly owned subsidiary Enertec Systems located in Karmiel in the northern part of Israel.

Our vision is to become a major producer for the defense and Homeland Security (“HLS”) industries. Our strategy is driven and focused on the continued internal growth of Enertec Systems through diligent efforts in the development of new potential markets as well as new technologies and innovative systems and products. In order to help achieve our internal growth, we have enhanced our production capacity by moving to a larger facility. Our current targeted markets in which we concentrate the majority of our resources including our marketing and sales efforts are the Israeli domestic market, the United States market, as well as the large growing Indian defense market. We have established a new joint venture with Amtek Defense Technologies Limited of Amtek, a leading Indian industrial group, for the formation of a manufacturing and marketing platform in India of products based on the Enertec Systems technology and know-how. The formation of the joint venture will also provide Enertec Systems with the ability to deliver new competitive offset solutions to its existing customers. We anticipate that the joint venture will create new business opportunities for Enertec Systems in Indian and nearby markets and assist it in penetrating such markets.

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

Liquidity and Capital Resources

As of March 31, 2012, our cash balance was $4,448,000 as compared to $940,000 at December 31, 2011. Total current assets at March 31, 2012 were $12,913,000 as compared to $12,071,000 at December, 2011. The increase in current assets is mainly due to the increase in cash and cash equivalents offset a decrease in accounts receivables.

Our accounts receivables at March 31, 2012 were $5,034,000 as compared to $7,947,000 at December 31, 2011. This decrease in accounts receivables is primarily due to a decrease in the sales of the first quarter.

As of March 31, 2012 our working capital was $7,353,000 as compared to $7,960,000 at December 31, 2011. The decrease in the working capital is due primarily to a decrease in accounts receivables, an increase in cash and cash equivalents and an increase in short term bank loans.

The current portion of long-term loans at March 31, 2012 was $1,788,000 as compared to $1,766,000 for December 31, 2011. Our total short-term loans amounted to $1,540,000 at March 31, 2012 as compared to $0 at December 31, 2011.

As of March 31, 2012, our total debt was $7,853,000 as compared to $6,352,000 at December 31, 2011 of which $3,000,000 consists of a loan from UTA Capital LLC, a Delaware limited liability company, warrants liability in the amount of $791,000 and the remainder is commercial bank debt. These funds were borrowed as follows:

$1,540,000 as various short term bank loans due through 2012, and $6,313,000 using long term loans. As a result we increased the amount borrowed for the three months ended March 31, 2012 by $1,501,000 as compared to December 31, 2011.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of March 31, 2012, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues for the three months ended March 31, 2012 were $1,952,000 as compared to $1,500,000 for the three months ended March 31, 2011. This represents an increase of $452,000 or 30% for the quarter ended March 31, 2012 when compared to the same period of 2011. The increase in revenues for the three months ended March 31, 2012 as compared to the same period of 2011 is mainly due to new projects the Company received.

Gross profit increased by $40,000, to $593,000 for the three months ended March 31, 2012 as compared to $553,000 for the three months ended March 31, 2011. The increase in gross profit is primarily the result of an increase in sales revenue.

Gross profit as a percentage of sales was 30.3% for the three-month period ended March 31, 2012 compared to 36.8% for the three month period ended March 31, 2011.

For the three months ended March 31, 2012, operating expenses totaled $554,000, which represents an increase of $122,000 or 28%, when compared to $432,000 for the three-month period ended March 31, 2011. This increase in operating expenses is primarily due to the (i) increase in general and administrative expenses of $133,000 since the company moved into a new building in the first quarter of 2012 (ii) decrease of $3,000 in research and development expenses; and (iii) the decrease of $8,000 in selling expenses.

Our net loss was $149,000 in the three months ended March 31, 2012, compared to a net income of $24,000 in the three months ended March 31, 2011. This represents a decrease in net income of $173,000 comparing the three month period ended March 31, 2012 to the same period in 2011. The decrease is mainly due to interest expenses according to the Black-Scholes model and due to expenses incurred in the first quarter related to the new building costs.

As of March 31, 2012, we had two customers that combined accounted for approximately 93% of the accounts receivables.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

During the three months ended March 31, 2012, there were no changes made to our critical accounting policies. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended March 31, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2012. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: May 14, 2012	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

