Form 10-Q
period 2012-06-30
LAPIS TECHNOLOGIES INC
filed 2012-08-14
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012

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

As of August 14, 2012, there were 6,483,000 issued and outstanding shares of the Registrant's Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Amount and Par value)

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,951	$940
Accounts receivable, net of allowance of doubtful account of $286 and $294 respectively	5,537	7,947
Inventories	2,350	2,479
Prepaid expenses and other current assets	808	705

Total current assets	11,646	12,071

Property and equipment, net	735	482
Long Term Deposit	25	22
Deferred income taxes	10	3
		-
	$12,416	$12,578

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Short term bank loans	$1,061	$-
Current portion of term loans	1,625	1,766
Accounts payable and accrued expenses	2,151	2,345

Total current liabilities	4,837	4,111

Term loans, net of current portion and debt discount	3,210	3,787
Severance payable	183	228
Warrant liability	782	799
Excess of losses in unconsolidated subsidiary over investment	58	41
Total liabilities	9,070	8,966
Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000 shares issued and outstanding	6	6
Additional paid-in capital	-	-
Accumulated other comprehensive income	(188)	105
Retained Earnings	3,528	3,501
Stockholders' equity	3,346	3,612

	$12,416	$12,578

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(In Thousands, Except Earnings Per Share and Share Amounts )

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$4,432	3,974	2,480	2,474
Cost of sales	2,915	2,341	1,556	1,394

Gross profit	1,517	1,633	924	1,080

Operating expenses:
Research and development expenses	109	121	53	62
Selling expenses	175	218	82	117
General and administrative	781	566	376	294

Total operating expenses	1,065	905	511	473

Income from operations	452	728	413	607

Other income (expense):
Interest expense, net	(417)	(165)	(246)	(92)
Other income	4	-	-
Gain on change in fair value of warrant liabiltiy	17	-	9	-
Equity in earnings (loss) on unconsolidated subsidiary	(17)	-	11	-

Income before provision for income taxes	39	563	187	515

Provision (benefit) for income taxes	12	61	11	37

Net Income	27	502	176	478

Other comprehensive (loss) income, net of taxes
Foreign translation (loss) gain	(293)	178	(152)	120

Comprehensive income (loss)	$(266)	$680	$24	$598

Basic and Diluted net income (loss) per share	0.00	0.08	0.03	0.07

Basic weighted average common shares outstanding	6,483,000	6,483,000	6,483,000	6,483,000

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$27	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	34
Equity in loss of unconsolidated subsidiary	17	-
Gain on change in fair value of derivative	(17)	-
Deferred income tax	(7)	2
Change in operating assets and liabilities:
Accounts receivable	2,410	118
Inventories	129	(419)
Prepaid expenses and other current assets	(103)	(349)
Accounts payable and accrued expenses	(195)	(1,051)
Severence payable	(45)	(141)

Net cash provided by (used in) operating activities - continuing operations	2,262	(1,304)
Net cash provided by operating activities - discontinued operations	-	363
Net cash provided by (used in) operating activities	2,262	(941)

Cash flows from investing activities:
Purchase of property and equipment	(299)	(59)
Long-term deposits	(3)	-
Additional acquisition of non-controlling interest	-	(1,500)
Net cash used in investing activities - continuing operations	(302)	(1,558)

Cash flows from financing activities:
Proceeds from repayment of short term bank loans	1,061	(219)
Payment of loans from related parties	-	(1,127)
Repayment of long-term debt	(577)
Proceeds from repayment of long-term debt	(141)	3,423

Net cash provided by financing activities - continuing operations	343	2,077
Net cash provided by financing activities - discontinued operations	-	2,077
Net cash provided by financing activities	343	4,154

Effects of exchange rates on cash	(292)	134

Increase (decrease) in cash and cash equivalents	2,011	(288)
Cash and cash equivalents, beginning of the period	940	626

Cash and cash equivalents, end of the period	$2,951	$338

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$118	$109
Taxes	$21	$16

The accompanying notes are an integral part of these financial statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

June 30, 2012

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

June 30, 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

The Company accounts for stock based compensation under the fair value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. For the periods ended June 30, 2012 and 2011 the Company did not issue any stock options.

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

June 30, 2012

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011

Raw materials	$826	$732
Work in process	1,524	1,747

	$2,350	$2,479

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

June 30, 2012

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

At June 30, 2012, the Company has a net operating loss carry forward of approximately $310 which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

NOTE 6 - CONCENTRATIONS

The Company had deposits with commercial financial institutions, which, at times, may exceed the FDIC insured limits of $250 in the United States. Management has placed these funds in high quality institutions in order to minimize the risk. Cash held at June 30, 2012 was $2,951 as compared to $940 at December 31, 2011.

As of June 30, 2012, we had two customers that combined accounted for approximately 94% of accounts receivable, compared to 91% of accounts receivable, as of December 31, 2011. For the three and six months ended June 30, 2012, approximately 93% and 94% of our sales were to two customers, compared to 87% and 89% for the three and six months ended June 30, 2011, respectively.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

Information about the Company's assets in different geographic locations at June 30, 2012 is shown below:

Total assets:	June 30, 2012
Israel	$11,004
United States	$1,412
$12,416

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

Liquidity and Capital Resources

As of June 30, 2012, our cash balance was $2,951,000 as compared to $940,000 at December 31, 2011. Total current assets at June 30, 2012 were $11,646,000 as compared to $12,071,000 at December, 2011.

Our accounts receivable at June 30, 2012 were $5,537,000 as compared to $7,947,000 at December 31, 2011. This decrease in accounts receivables is primarily due to the collection of $1,700,000 on January 1, 2012.

As of June 30, 2012 our working capital was $6,809,000 as compared to $7,960,000 at December 31, 2011. The decrease in the working capital is due primarily to an increase in current liabilities.

The current portion of long-term loans at June 30, 2012 was $1,625,000 as compared to $1,766,000 for December 31, 2011. Our total short-term loans amounted to $1,061,000 for the six months ended June 30, 2012 as compared to $0 at December 31, 2011.

As of June 30, 2012, our total bank debt was $6,678,000, of which $3,000,000 consists of a loan from UTA Capital LLC, a Delaware limited liability company, warrants liability in the amount of $782,000 and the remainder is commercial bank debt. Our total bank debt at December 31, 2011 was $6,352,000.

There are no other lines of credit available to us to refinance our short-term bank loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans. As of June 30, 2012, we are current with all of our bank debt and compliant with all the terms of our bank debt.

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Revenues for the three and six months ended June 30, 2012 were $2,480,000 and $4,432,000 as compared to $2,474,000 and $3,974,000 for the three and six months ended June 30, 2011, respectively. This represents a increase of $6,000 or 0.24% for the quarter ended June 30, 2012 and a increase of $458,000 or 11.5% for the six months ended June 30, 2012, when compared to the same periods of 2011.

Gross profit decreased by $156,000 and by $116,000, to $924,000 and $1,517,000 for the three and six months ended June 30, 2012 as compared to $1,080,000 and $ 1,633,000 for the three and six months ended June 30, 2011. The decrease in the gross profit is mainly due to sales of projects with lower gross margins.

Gross profit as a percentage of sales was 37.25% and 34.20 % for the three and six month period ended June 30, 2012 compared to 44% and 41% for the three and six month periods ended June 30, 2011.

For the three and six month periods ended June 30, 2012, operating expenses totaled $511,000 and $1,065,000 , which represents an increase of $38,000 or 8 % and increase of $160,000 or 17.6%, when compared to $473,000 and $905,000 for the three and six month periods ended June 30, 2011. The increase in operating expenses is due mainly to "moving expenses" as a result of moving into a new building.

Our net income was $176,000 and $27,000 in the three and six months ended June 30, 2012, compared to a net income of $478,000 and $502,000 in the three and six months ended June 30, 2011. This represents a decrease in net income of $302,000 and $475,000 comparing the three and six month periods ended June 30, 2011. The decrease was primarily the result of interest expenses related to warrant liability and UTA loan (approximately 56% of the decrease of $475,000 in net income), and a decrease in gross profit.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and six months ended June 30, 2012 were $53,000 and $109,000, compared to $ 62,000 and $121,000 for the three and six months ended June 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

During the three and six months ended June 30, 2012, there were no changes made to our critical accounting policies. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended June 30, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2012. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: August 14, 2012	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

