Form 10-Q
period 2012-09-30
LAPIS TECHNOLOGIES INC
filed 2012-11-19
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September  30, 2012

COMMISSION FILE NUMBER 333-100979

LAPIS TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Kinderkamack Road, Emerson, New Jersey	07630
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of November 14, 2012, there were 6,483,000 issued and outstanding shares of the Registrant’s Common Stock, $0.001 par value.

EXPLANATORY NOTE

In connection with the filing of this Quarterly Report on Form 10-Q (the “Report”) for the quarterly period ended September 30, 2012, Lapis Technologies, Inc. (the “Company”) is relying on Release No. 68224 issued by the United States Securities and Exchange Commission (the “SEC”), entitled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meet filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. Certain of the Company’s legal counsel and members of the Company’s independent registered public accounting firm are located in New York, New York, and accordingly the Company was unable to file this Report by November 14, 2012 due to disruptions caused by Hurricane Sandy.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(US$ In Thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,400	$940
Marketable securities	3,039	-
Trade account receivables	8,876	7,947
Inventories	8,380	2,479
Derivative asset - call options	408	-
Other account receivable	1,517	705
Total current assets	30,620	12,071

Property, plant and equipment, net	2,199	482
Intangible assets, net	1,930	-
Long term deposit	42	22
Deferred income taxes	276	3
Total long term assets	4,447	507

Total assets	$35,067	$12,578

	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$2,180	$766
Current portion of long term notes and convertible debenture, net of discount	3,222	1,000
Trade account payables	3,262	1,312
Other account payables	3,607	1,033
Derivative liability- put option	169	-
Deferred tax liabilities	189	-
Total current liabilities	12,629	4,111

Long term loans from banks	1,611	2,505
Long term notes convertible debenture net of discount	2,796	1,282
Derivatives liabilities- warrants	2,299	799
Accrued severance pay, net	1,088	228
Deferred tax liabilities	171	-
Excess in losses of affiliated company	-	41
Total long term liabilities	7,965	4,855

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 100,000,000 shares authorized, 6,483,000 shares issued and outstanding	6	6
Additional paid in capital	-	-
Accumulated other comprehensive income (loss)	(132)	105
Retained earnings	7,589	3,501
Lapis stockholders equity	7,463	3,612

Noncontrolling interests	7,010	-
Total equity	14,473	3,612

Total liabilities and equity	$35,067	$12,578

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(US$ In Thousands, Except Earnings Per Share Data)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Revenues	$8,212	6,947	3,780	2,973
Cost of revenues	6, 017	4,191	3,102	1,850

Gross profit	2,195	2,756	678	1,123

Operating expenses:
Research and development	286	184	177	63
Selling and marketing	329	304	154	86
General and administrative	1,209	931	428	365
Amortization of intangible assets	31	-	31	-
Total operating expenses	1,855	1,419	790	514

Income (loss) from operations	340	1,337	(112)	609
Interest expense, net	(1,240)	(398)	(840)	(233)
Other income	4	-	-	-
Gain on bargain purchase	4,623	-	4,623	-
Income before provision for income taxes	3,727	939	3,671	376
Provision (benefit) for income taxes	(34)	76	(46)	15
Equity in profit of affiliated company	41	-	58	-

Net income	3,802	863	3,775	361

Net loss attributable to non controlling interests	(285)	-	(285)	-

Net income attributable to Lapis	$4,087	$863	$4,060	$361

Earning per share attributable to Lapis

Basic	$0.63	$0.13	$0.63	$0.06

Diluted	$0.63	$0.13	$0.61	$0.06

Weighted average common shares outstanding:

Basic	6,483,000	6,483,000	6,483,000	6,483,000

Diluted	6,526,617	6,483,000	6,613,851	6,483,000

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(LOSS)
(US$ In Thousands, Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net income	$3,802	$863	$3,775	$361

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(38)	(194)	255	(372)
Total comprehensive income (loss)	3,764	669	4,030	(11)

Total comprehensive income attributable to the non-controlling interests	(86)	-	(86)	-

Total comprehensive income (loss) attributable to Lapis	$3,850	$669	$4,116	$(11)

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ In Thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,802	$863

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	136	54
Decrease in accrued severance pay, net	(53)	(142)
Change in fair value of derivatives, net	626	(3)
Gain on bargain purchase	(4,623)	-
Equity in loss of affiliated company	(41)	-
Change in deferred taxes, net	(132)	(5)
Change in the value of long term bank loans	(894)	-
Change in the value of long term notes and convertible debenture, net	347	-
Changes in operating assets and liabilities, net of changes from acquisition of subsidiary:
Decrease (increase) in trade account receivables	2,461	(1,850)
Decrease in inventories	398	45
Decrease (increase) in other account receivables	34	(116)
Decrease in trade account payables	(620)	(653)
Increase in other account payables	129	-

Net cash provided by operating activities	1,570	(1,807)
Net cash provided by operating activities - discontinued operations	-	363

Net cash provided by (used in) operating activities	1,570	(1,444)

	Nine months ended September 30,
	2012	2011

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in long term deposit and restricted cash	$(181)	$-
Purchase of property and equipment	(422)	(176)
Purchase of marketable securities	(110)	-
Acquisition of newly-consolidated subsidiary, net of cash acquired (Appendix A)	1,580	-

Net cash provided by (used in) investing activities	867	(176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	1,414	(67)
Issuance of note and warrants	3,000	-
Receipt (Payment) of loans from related parties	325	(1,127)
Acquisition of noncontrolling interests	-	(1,500)
Proceeds from long-term debt	-	5,929

Net cash provided by financing activities	4,739	3,235

NET CASH INCREASE FROM CONTINUED OPERATION	7,176	1,615

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	940	626

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	284	(190)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,400	$2,051

Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$181	$172

Taxes	$70	$31

Appendix A

Acquisition of  newly-consolidated subsidiary, net of cash acquired:

Working capital, other than cash	$(8,308)
Derivative asset-call options	(404)
Property and equipment	(1,400)
Intangible assets	(1,961)
Gain on bargain purchase	4,623
Derivative liability-put option	163
Non-current liabilities	1,771
Non controlling interest	7,096
Net cash provided by acquisition	$1,580

LAPIS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US$ In Thousands)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

A.  Overview

Lapis Technologies, Inc. (“we”, “Lapis” or the “Company”), a US based Delaware corporation formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc., via its two operational Israeli based subsidiaries, wholly-owned Enertec Systems 2001 Ltd (“Enertec Systems”) and 50.1% owned Micronet Ltd (“Micronet”), develops, manufactures, integrates and globally markets rugged and military computers, tablets and computer based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battle field conditions.

Our commercial rugged, automotive-grade, mobile computing systems, manufactured and sold via Micronet, are designed to perform in challenging work environments for fleet and workforce management solutions and are sold and used globally. We operate in the growing Mobile Resource Management (“MRM”) market in which our computing products are sold globally and are designed to facilitate workflow and Fleet automation and communication thus increasing workforce productivity and enhancing corporate efficiency. We also, via Enertec Systems, develop, manufacture and supply various military and airborne computer based systems, simulators, automatic test equipment and electronic instruments. Our military developed solutions and systems are integrated in critical systems such as command and control systems, missile fire control systems, support military aircraft systems and other systems and equipment. These products are used by the Israeli Air Force and Navy and by foreign defense entities.

B.  Micronet Acquisition

On September 7, 2012 (the “Closing Date”), we acquired (the “Acquisition”) through our wholly-owned subsidiary Enertec Electronics Ltd., an Israeli corporation (“Enertec”), 47.5% of the issued and outstanding shares of Micronet (which ownership percentage may be increased up to 66% upon execution of certain put and call options granted by the selling stockholders under the stock purchase agreement for the Acquisition, or the “Agreement”). As a result of the consummation of the Micronet acquisition, we have become the largest shareholder of Micronet and the legal controlling entity because we have the ability to nominate the majority of the members of the Micronet board of directors, which gives us control of Micronet’s operations.

Micronet is a developer, manufacturer and seller of ruggedized and non-ruggedized mobile computers and tablets designed for integration into fleet management solutions and mobile workforce management systems, enabling businesses to reduce operating and capital costs and increase efficiency. Micronet solutions enable positioning, efficient scheduling and dispatch, facilitate mobile workforce productivity, enable corporate efficiency, and enhance customer service. Micronet’s products are a family of ruggedized mobile computing tablets and systems, designed and manufactured to fit the special requirements of the MRM market, enabling customers to operate in challenging work environments such as extreme temperatures, repeated vibrations or dirty and wet or dusty conditions. Micronet’s products, in conjunction with available mobile applications solutions, provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage as well as other insights into their mobile workface, reducing operating and capital costs while increasing revenue.  Micronet’s products are used in a wide range of MRM industry sectors, including: haulage and distribution, public transport, construction, service industries and public safety services. Micronet’s products are fully programmable and provide customers with the operational flexibility to customize such products for their ongoing needs via a comprehensive development tool kit package that enables them to develop independently and support their own industry-specific applications and solutions.

The Acquisition serves our strategy to grow our business both internally and via acquisitions. We believe that Micronet and its research and development, proprietary know how and manufacturing capabilities will assist us to enlarge our abilities to provide turnkey solutions of computer based complex systems and solutions for commercial defense and aerospace applications as well. We believe that by utilizing Micronet as our commercial arm we will be able to access new market segments and new customers and thereby increase our overall customer base.

Under the terms of the Agreement we acquired 8,256,000 ordinary shares of Micronet for 17.3 million NIS (approximately $4,300), divided pro rata among three Israeli individuals who collectively were the former controlling shareholders (“Sellers”). The Acquisition was financed in part with working capital and in part through a loan from UTA Capital  LLC, a Delaware limited liability company (“UTA”) (see reference to note 8). The Agreement also includes two call options granted to Lapis and a put option granted to Sellers. Pursuant to the first call option, we are entitled to purchase from the Sellers, during the period beginning on the closing of the transaction and for 11 months thereafter, up to additional 996,000 ordinary shares of Micronet (5.73% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS (approximately $0.525 per share currently) per share as adjusted based on the Israeli customers index.  Under the second call option, we are entitled to purchase from the Sellers up to additional 1,200,000 ordinary shares of Micronet (6.78% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS per share as adjusted based on the Israeli customers index (currently reflecting $0.525 per share) plus 25% of Micronet’s 2012 gross profit per share based on Micronet’s issued and outstanding shares as of December 31, 2012, up to maximum of 18,850,000 shares, but in any event such price per share shall not exceed 3 NIS (approximately $0.75 per share currently).  Pursuant to the put option granted to Sellers, Sellers can cause the sale of up to an additional 1,000,002 ordinary shares constituting 5.73% of Micronet’s issued and outstanding shares for a price of 2.2 NIS per share (approximately $0.55 per share currently) as adjusted based on the Israeli customers index. The put option is in effect for the period that begins on the one-year anniversary of the Closing Date and ends on the 22-month anniversary of the Closing Date. Micronet’s results of operations and balance sheet were included in our consolidated reports commencing on the Closing Date. Acquisition costs in the amount of $32 were accrued as of September 30, 2012.

The purchase consideration was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. These estimates are subject to revision, which may result in significant adjustments to the values presented below when the appraisals are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of intangible assets acquired and liabilities assumed, and resulting gain on bargain purchase.  The Company determined that the fair value of the net assets acquired exceeded the purchase price by approximately $4,623, which was recorded as a bargain purchase gain, and is shown separately as non operating income. The gain is not taxable income for tax purposes. Management’s determination that a gain should be recorded was based largely on the following:

•
Micronet is a publicly-traded company on the Tel Aviv Stock Exchange (“TASE”). The purchase price takes into consideration the average price per Micronet share for the 12 month period prior to the Closing Date. The average price per Micronet share for the 12 month period prior to the Closing Date was approximately 2.2 NIS, whereas the purchase price was 2.1 NIS.

•
In addition to the cash consideration paid in the transaction as aforementioned, additional consideration for the Sellers is attributable to their expectation that the new controlling shareholders of Micronet together with the management team, will be able to use their experience, abilities and expertise to increase Micronet’s value and thereby increase the value of the remaining shares held by the Sellers. Accordingly, the transaction was structured so that the Sellers continue to be stockholders of Micronet. The Sellers hold approximately 30% of the company’s outstanding share capital following the Acquisition.

•
In addition, we believe that the transaction may create an opportunity to merge other related valuable businesses and activities owned by Lapis into Micronet, which would turn Micronet into a larger group with diverse businesses, while at the same time lowering Micronet’s risk of operating a single line of business.

•	The track record of Lapis management team and their proven experience in growing companies has been a major role in the pricing of the transaction.

•
Approximately 50% of the gain is created following the technical measurement of non-controlling interest at fair value which is much lower than the non-controlling interests’ proportionate share of identifiable net assets.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase.

U.S. $ in Thousands
Current assets	$19,492
Derivative asset- call options	404
Property, plant and equipment, net	1,400
Other non- current assets	268
Identifiable intangible assets:
Customer relations	917
Backlog	712
Core technology	330

Total assets acquired	23,523

Current liabilities	4,689
Derivative liability- put option	163
Convertible notes	1,265
Long-term liabilities, including deferred taxes liability	1,383

Total liabilities assumed	7,500

Non controlling interest	6,461

Employees stock options	635
Gain on bargain purchase	4,623
Net assets acquired	$4,304

The consideration of the Acquisition was attributed to net assets acquired and liabilities assumed based on their fair value. Upon a purchase price allocation, an amount of $330 was allocated to core technology and to be amortized over a 5 year period, an amount of $917 was allocated to estimated fair value of the customer relationship intangible assets to be amortized over a 3 year period, and an amount of $712 was allocated to backlog which is being amortized over its estimated useful life - up to 0.5 years. In addition, the value of employee stock options was recorded at fair value upon acquisition and amounted to $635. As these employee stock options are fully vested, they were classified upon acquisition as part of the noncontrolling interest. The call and put options granted in the Acquisition were measured at fair value as part of the Acquisition and amounted to $404 and $163 respectively. They will be marked to market each reporting period. An amount of $1,171 was allocated to the fair value of inventory that will be realized within 4 months of the Acquisition. The non-controlling interests were calculated based on the market price of Micronet’s shares at the Closing Date. The contribution of Micronet results to our consolidated revenue and net income was $1,400 and loss of $258, respectively, for the nine months and three months ended September 30, 2012.

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of Micronet for the periods shown as though the Acquisition occurred as of the beginning of fiscal year 2011. The pro forma financial information for the periods presented includes the business combination accounting effects of the Acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at January 1, 2011. The unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2012	2011
Total revenues	$27,917	$14,024
Net income (loss) *	$2,771	$(1,812)
Basic earnings (losses) per share	$0.43	$(0.37)
Diluted earnings (losses) per share	$0.43	$(0.37)

*	Excluding one time gain on bargain purchase amounting to $4,623.

C.  Exercise of Call Option

On November 14, 2012, the Company, via Enertec, exercised its right pursuant to the call option granted under the Agreement and acquired an additional 2.6% of the issued and outstanding shares of Micronet for a consideration of $243, increasing our ownership to 50.1% of the issued and outstanding shares of Micronet.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q (the “Report”).

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

Reclassifications:

Certain comparative figures have been reclassified to conform to the current year presentation.

Principles of consolidation:

The consolidated financial statements comprise the Company and its subsidiaries. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights, are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control ceases. Intercompany transactions and balances are eliminated upon consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are recorded based on the percentage of cost incurred to date on a contract relative to the estimated total expected contract cost. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance. The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident.

Revenues from the sales of MRM (mobile resource management) products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee payable by the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery has occurred and acceptance is satisfied once the product leaves the Company premises.

Income Taxes

Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it is more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the expected reversal dates.

The Company adopted ASC Topic 740-10-05, Income Tax, which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on de-recognition, classification and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

Recent Accounting Pronouncements

New Accounting Standards Adopted in 2012

Effective January 1, 2012, the Company retrospectively adopted ASU 2011-05, Presentation of Comprehensive Income, as amended by ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive statements. Entities no longer have the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The Company’s adoption of this update did not have a material impact on our financial statements and resulted in the accompanying Condensed Statements of Comprehensive Income.

New Accounting Standards Yet to be Adopted

There are no new standards required to be adopted in future periods that will have a material impact on our financial statements.

NOTE 4 – FAIR VALUE MEASUREMENTS

The accounting guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

Level 2 – Observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active, and inputs that are directly observable or can be corroborated by observable market data. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities.

Level 3 – Significant inputs to pricing that have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial instruments.

Financial assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011, are summarized below:

	Fair value measurements using input type
	September 30, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,400	$-	$-	$8,400
Marketable securities	3,039	-	-	3,039
Derivative asset- call option	-	408	-	408
Derivative liability- put option	-	(169)	-	(169)
Derivatives liabilities - warrants	-	(2,299)	-	(2,299)

	$11,439	$(2,060)	$-	$9,379

	Fair value measurements using input type
	December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$940	$-	$-	$940
Derivatives liabilities - warrants	-	(799)	-	(799)

	$940	$(799)	$-	$141

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	September 30, 2012	December 31, 2011

Raw materials	$4,355	$732
Work in process	3,958	1,747
Finished products	67	-

	$8,380	$2,479

NOTE 6 - CONCENTRATIONS

A significant portion of our annual revenues during the past two years were from few leading customers that are large-scale strategic Israeli defense groups (Raphael, Israeli Aerospace Industry). Following the Acquisition, PeopleNet Communications Corporation, which operates in the U.S. market, has been added as a major significant customer.

As of September 30, 2012, we had three customers that combined accounted for approximately 85.41% of our accounts receivable.  As of December 31, 2011, we had two customers which accounted for 90% of our accounts receivable. For the three and  nine months ended September 30, 2012, approximately 83.21% and 85.41% of our sales were to three customers, compared to 93% and 91% for the three and nine months ended September 30, 2011, respectively, made to two major customers.

NOTE 7 - SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. Following the Acquisition, we have two operating segments: a defense and aerospace segment operated by Enertec Systems and a mobile resource management segment operated by Micronet. Prior to the third quarter of fiscal 2012, we had only one segment operated by Enertec Systems.

The following table summarizes the financial performance of our operating segments:

	Three Months Ended September 30, 2012
	Defense and aerospace	Mobile resource management		Consolidated
	(In thousands)
Net revenues from external customers	$2,380	$1,400		$3,780
Segment operating income (loss)	604	(545	)(1)	59
Unallocated expenses				172

Consolidated loss from operations				$(113)

(1)	Includes $703 of amortization of inventory fair value and $31 of intangible assets amortization derived from the Acquisition.

NOTE 8 – UTA CAPITAL LLC TRANSACTION

On July 12, 2011, we entered into a Note and Warrant Purchase Agreement (as amended, the “Purchase Agreement”) with UTA, (as amended by that certain letter agreement dated as of August 16, 2011, and as further amended by that certain Second Amendment to Note and Warrant Purchase Agreement dated as of August 31, 2011 and that certain Third Amendment to Note and Warrant Purchase Agreement dated as of November 24, 2011 with UTA (the “Original Agreement”) pursuant to which UTA agreed to provide financing to Lapis on a secured basis.

As agreed between the parties pursuant to certain amendments to the Purchase Agreement executed by the parties, the initial closing (the “Initial Closing”) of the transactions contemplated by the Purchase Agreement took place on September 1, 2011.  In connection therewith, the Company issued to UTA a secured promissory note in the principal amount of $3,000 that matures on March 1, 2014 (the “First Note”). The First Note bears interest at a rate of 8% per annum and principal was due to be repaid in three equal principal payments of $1,000 on each of September 1, 2012, September 1, 2013 and March 1, 2014. Net proceeds from the sale of the First Note are to be used as working capital for the Company and its subsidiaries.  In addition, the Company issued to UTA a warrant (the “First Warrant” or “First Warrants”) to purchase up to 952,227 shares of the Company’s common stock, par value $0.001 (the “Common Stock”), representing 12% of the Company’s outstanding shares of Common Stock, on a fully diluted basis at an exercise price of $0.05 per share.  The First Warrant first becomes exercisable on March 1, 2012 and will terminate, to the extent not exercised, on March 1, 2017. The Company has agreed to customary covenants.

At issuance date of the First Warrant we recorded the fair value of the 952,227 Warrants issued with the $3,000 Note as a derivative liability in the amount of $828 with a corresponding to debt discount as we determined that warrants are not indexed to the Company’s own stock pursuant to FASB ASC Topic 815 “Derivatives and Hedging” (ASC 815-40-25). On November 8, 2012, the Company and UTA amended the terms of the Warrants.  See Note 9 -- Subsequent Events.  Debt discount is amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Reevaluation of the warrant derivative for the nine months ended September 2012 is $(624), and is included as a component of interest expense. The fair value of the warrant derivatives as of September 30, 2012 was $1,424.

Pursuant to the Purchase Agreement, UTA also agreed to purchase a 27-month, secured promissory note in the principal amount of $3,000 (the “Second Note”) at a second closing (the “Second Closing”), if such closing occurred not later than nine months after the Initial Closing, subject to the closing conditions set forth in the Purchase Agreement; provided, however, that the principal amount of the Second Note would be reduced by the aggregate unpaid principal amount outstanding under the Intermediate Note (as defined below) as of the date of the Second Closing. The First Note and the Second Note would be secured by the pledge of certain of the assets of the Company and its subsidiaries and will be identical other than their duration.

The Company also agreed to issue to UTA at the Second Closing a second warrant (the “Second Warrant” and, together with the First Warrant, the “Warrants”) to purchase that number of shares of Common Stock in order that the Warrants, and any shares of Common Stock issued upon exercise of the First Warrant, represent 12% of the outstanding shares of Common Stock on a fully diluted basis as of the Second Closing.  The Company granted UTA certain demand and “piggy back” registration rights in respect of the shares underlying the Warrants, as set forth in the Purchase Agreement.

Amended and Restated Note and Warrant Purchase Agreement

In connection with the acquisition of Micronet, or the “Acquisition”, we have entered into an Amended and Restated Note and Warrant Purchase Agreement, dated as of August 31, 2012, with UTA.  The Amended and Restated Note and Warrant Purchase Agreement amended the Original Agreement.  Pursuant to the Amended and Restated Note and Warrant Purchase Agreement, Lapis and UTA agreed to revise the Original Agreement to provide, among other things, (i) for the consummation of the Second Closing, as described below, to assist Lapis in financing the Acquisition although the time period in which the Second Closing could occur had expired under the terms of the Original Agreement, (ii) that Enertec pledge to UTA the shares acquired in the Acquisition, (iii) that D.L. Capital Ltd., the Company’s controlling stockholder, enter into a pledge agreement with UTA to pledge 1,000,000 shares of common stock of the Company owned by D.L. Capital Ltd., (iv) that the Secured Promissory Note made by Lapis payable to UTA, dated September 1, 2011 in the principal amount of $3,000 be amended to provide that the principal payments be paid in three equal principal payments of $1,000  each, the first on December 31, 2012, and the second on September 1, 2013, with the remaining principal balance due at the Maturity Date of March 1, 2014, and (v) that the Company satisfy within four months of September 7, 2012 the corporate governance requirements under Nasdaq Marketplace Rule 5605 (relating to Board and Board committee composition, process and decision-making), Rule 5610 (relating to codes of conduct) and Rule 5630 (relating to the review and approval of related-party transactions) as if the Company’s common stock were listed on the Nasdaq stock exchange.

Second Closing

On September 7, 2012, Lapis issued to UTA pursuant to the Amended and Restated Note and Warrant Purchase Agreement (i) the Second Secured Promissory Note in the principal amount of $3,000, with an initial interest rate equal to 8% per annum, $1,500 of such amount payable on May 15, 2013, and the remaining balance due at the Maturity Date of April 1, 2014, and (ii) the Second Warrant entitling UTA to purchase from Lapis up to a total of 600,000 shares of the Company’s common stock at an exercise price initially equal to $0.65 per share, such warrant exercisable beginning six months after September 7, 2012, until 66 months after September 7, 2012. At issuance date, we recorded the fair value of the 600,000 Warrants issued with the $3,000 Note as a derivative liability in the amount of $872 with a corresponding increase in debt discount as we determined that warrants (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock pursuant to FASB ASC Topic 815 “Derivatives and Hedging” (ASC 815-40-25). On November 8, 2012, the Company and UTA amended the terms of the Warrants.  See Note 9 -- Subsequent Events.  Debt discount is amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Reevaluation of the warrant derivative for the nine months ended September 30, 2012 is $1, and is included as a component of interest expense.  The fair value of the warrant derivatives as of September 30, 2012 was $871.

NOTE 9 – SUBSEQUENT EVENTS

A.           On November 8, 2012, the Company and UTA amended the terms of the Warrants to provide that, subject to certain terms and conditions, (i) the Company will not issue Additional Shares of Common Stock (or Common Stock Equivalents), as such terms are defined in the Warrants, at a price per share of less than $0.50 without UTA’s prior written consent for so long as any Warrant remains unexercised, (ii) UTA waives its right to certain anti-dilution protections of each Warrant as a result of the Company’s issuance of additional shares or common stock equivalents for consideration per share less than the applicable exercise price at the issuance date, and (iii) the Company waives certain upward exercise price adjustments with respect to one-third of the First Warrant and agrees that the exercise price with respect to the entire First Warrant shall remain the same exercise price at the issuance date, subject to certain adjustments, regardless of the Company’s 2012 after-tax consolidated net income.

B.           On November 14, 2012, the Company, via Enertec, exercised its right pursuant to the call option granted under the Agreement and acquired an additional 2.6% of the issued and outstanding shares of Micronet, increasing our ownership to 50.1% of the issued and outstanding shares of Micronet.  Enertec continues to maintain its right to purchase additional shares of Micronet under the call option as set forth in the Agreement.  See also Note 1(c) relating to the exercise of the call option.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Lapis Technologies, Inc. (“Lapis” or the “Company”), or any other person, that such forward-looking statements will be achieved. The business and operations of Lapis Technologies, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors,” included in our annual report on Form 10-K for the year ended December 31, 2011, as supplemented or revised by this Report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

Lapis, a US based Delaware corporation formed in Delaware on January 31, 2002 under the name Enertec Electronics, Inc., via its two operational Israeli based subsidiaries, wholly-owned Enertec Systems 2001 Ltd (“Enertec Systems”) and 50.1% owned Micronet Ltd (“Micronet”), develops, manufactures, integrates and globally markets rugged and military computers, tablets and computer based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battle field conditions.

Our commercial rugged, automotive-grade, mobile computing systems are manufactured and sold via Micronet.  These systems are designed to perform in challenging work environments for fleet and workforce management solutions and are sold and used globally. We operate in the growing Mobile Resource Management (MRM) market in which our computing products are sold globally and are designed to facilitate workflow and Fleet automation and communication thus increasing workforce productivity and enhancing corporate efficiency. We also, via Enertec Systems, develop, manufacture and supply various military and airborne computer based systems, simulators, automatic test equipment and electronic instruments. Our military developed solutions and computer-based systems are integrated in critical systems such as command and control systems and missile fire control systems.  These systems are often implemented in military aircraft, naval and land force systems. Our products are used by the Israeli Air Force, Navy and land forces as well as by other foreign defense entities.

Our two operations are located in Israel, benefitting from the innovative high tech spirit of the industry.  In Enertec we also combine this spirit with extensive military experience.  Our MRM tablets and mobile computers are integrated into MRM systems globally. We combine our deep expertise in the industry with strong technical capabilities to provide a complete range of high quality products, systems and services on a global scale. Our military solutions and products serve leading Israeli worldwide defense integrators and are used for Israeli and other defense forces around the world. By integrating our abilities and focusing on business and project teams, we leverage our corporate knowledge and experience, intellectual property and infrastructure to develop innovative solutions for clients that we serve worldwide.  We mainly focus on the Israeli, European and US markets.  Following the Acquisition, the US market has become our primary market.

As a developer of computer based systems designed to operate in various challenging environments, our goal is to become the MRM industry and mission critical military systems vendor of choice.

Our strategy is driven and focused on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products as well as the development of new potential segments and markets. Concurrent with our efforts to grow organically and in line with our strategy, we will continue to seek acquisitions that will complement and expand our offerings, support our goals and increase our competitiveness.

In order to help achieve our internal growth, we have expanded our production capacity and facilities. The Acquisition serves our strategy to grow our business and we believe that Micronet and its research and development, proprietary know how and manufacturing capabilities will assist us in expanding our capability to provide turnkey solutions of computer based complex systems and solutions for commercial defense and aerospace applications as well. We strongly believe that by utilizing Micronet as our commercial arm we will be able to access new market segments, new customers and thereby increase our overall customer base. Our current targeted markets--in which we concentrate the majority of our resources--include the Israeli domestic market, the United States market, the European market as well as the large growing Indian defense market. In order to be able to sell into the Indian defense market, we entered into an agreement establishing a new joint venture with Amtek Defense Technologies Limited of Amtek, a leading Indian industrial group, for the formation of a manufacturing and marketing platform in India of products based on our technologies and know-how. The formation of the joint venture is intended to provide us with the ability to deliver new competitive offset and production solutions to our existing customers as well as to enhance our ability to access new customers. We anticipate that the joint venture may create new business opportunities for our group in Indian and nearby markets and assist us in penetrating such markets.

In supporting our vision and market strategy, we have nominated a board of directors and an advisory board for our two subsidiaries. Among our directors and advisory board are leaders from the financial community, defense industry, and academia. In addition to strengthening our financial structure as a result of the Acquisition, we continue to explore alternatives to strengthen our financial position including through public or private capital raises. In addition, an integral part of our growth strategy includes mergers and acquisitions. As such, our management is exploring potential acquisitions of companies with synergistic businesses that may allow us to enlarge the variety of our solutions to the market and increase our competitiveness.

Liquidity and Capital Resources

As of September 30, 2012, our total cash and cash equivalents balance was $8,400 and marketable securities amounted to $3,039. These balances, as compared to $940 and $0, respectively, as of December 31, 2011, reflect a significant increase of $7,460 in cash and cash equivalents and of $3,039 in marketable securities, attributable mainly to the Acquisition. Of the total increase in cash and cash equivalents of $7,460 and in marketable securities of $3,039, Micronet accounted for $6,128 and $3,039, respectively. The remaining $1,332 increase in our cash balance as of September 30, 2012 as compared with December 31, 2011 is due to increased collection of the accounts receivable of Enertec Systems.

As of September 30, 2012, our total current assets were $30,620 as compared to $12,071 at December, 2011. This significant increase in the current assets is attributable primarily to the increase of $10,445 in cash and cash equivalents and marketable securities (see above), and an increase in inventory of $5,901. The increase of the inventory is attributable to the inventory of Micronet (amounting to $6,276) which increase was slightly offset by the reduction of $375 in the inventory of Enertec Systems.

Our accounts receivable at September 30, 2012 were $8,876 as compared to $7,947 at December 31, 2011. This increase in accounts receivables is due to the consolidation of Micronet’s accounts receivable total of $3,283 which was offset by a reduction of $2,354 in the accounts receivable of Enertec Systems due to collection as mentioned above.

As of September 30, 2012, our working capital was $17,991 as compared to $7,960 at December 31, 2011. The increase in the working capital is due primarily to the Acquisition as described above.

As of September 30, 2012, our total bank debt was $3,791 as compared to 3,271 at December 31, 2011. Our bank debt is composed of short-term loans amounting to $2,180 as of September 30, 2012 compared to $766 at December 31, 2011, and long-term loans amounting to $1,611 for the nine months ended September 30, 2012 compared to $2,505 at December 31, 2011.  The short-term loans have maturity dates between October 2012 and September 2013 and have interest rates between Israeli prime (currently 3.5%) plus 0.5% to 1.5% and a fixed price loan with an interest rate of 5%.  The long-term loans have maturity dates between May 2014 and April 2016 and have interest rates between Israeli prime plus 0.5% to 1.5%, of which the majority in aggregate principal amount has an interest rate of Israeli prime plus 1.4% with a maturity date of April 2016.

The current portion of long-term loans at September 30, 2012 was $3,222 as compared to $1,000 at December 31, 2011. The increase in current portion of long-term loans is primarily attributable to the borrowing by the Company from UTA, pursuant to the Second Closing that took place on September 7, 2012, of an additional $3,000 which bears interest at a rate of 8% per annum along with the issuance of 600,000 warrants from UTA in September, 2012, which was used to finance the Acquisition.

As of September 30, 2012, we were in compliance with all of our bank debt and compliant with all the terms of our bank debt.

Enertec Systems has covenanted under its bank loan that (i) its shareholders’ equity according to its financial statements will not be below 10 million NIS, and (ii) its shareholders’ equity will not be lower than 20% of the total liabilities on its balance sheet.  Enertec Systems has met all of its bank covenants.  As of September 30, 2012, the shareholders’ equity of Enertec Systems was 21.45 million NIS which constitutes 50% of the total liabilities on its balance sheet.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the organic and non-organic growth of our business.  Among other activities, we plan to develop, manufacture and market larger-scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to (i) the levels and costs of our research and development initiatives, (ii) the cost of hiring and training additional highly skilled professionals (mainly engineers and technicians), qualified stronger management, and sales and marketing personnel to promote our products, and (iii) the cost and timing of the expansion of our development, manufacturing and marketing efforts.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Revenues for the three and nine months ended September 30, 2012 were $3,780 and $8,212 as compared to $2,973 and $6,947 for the three and nine months ended September 30, 2011, respectively. This represents an increase of $807, or 27%, for the quarter ended September 30, 2012 and an increase of $1,265, or 18%, for the nine months ended September 30, 2012, when compared to the same periods of 2011. The increase in revenue is primarily due to consolidating Micronet’s financial results following the Acquisition in September 2012. Micronet contributed $1,400 to our consolidated revenues for the three and nine months ended September 30, 2012 while Enertec Systems accounted for a decrease in revenues of $593 and $135 for the three and nine months ended September 30, 2012, respectively, due to obtaining less progress in long term projects based on percentage of completion.

Gross profit decreased by $445 and by $561, to $678 and $2,195 for the three and nine months ended September 30, 2012 as compared to $1,123 and $ 2,756 for the three and nine months ended September 30, 2011, respectively. The decrease in gross profit is due to the one-time depreciation of fair value of inventory in connection with the Acquisition in the amount of $703. Excluding the one-time depreciation of fair value of inventory, gross profit would have increased to $1,381 and $2,898 for the three and nine months ended September 30, 2012, respectively.

Gross profit as a percentage of sales was 18% and 27 % for the three and nine month period ended September 30, 2012 compared to 38% and 40% for the three and nine month periods ended September 30, 2011, respectively. As explained above, the decrease in gross profit is primarily attributable to the depreciation of fair value of inventory in connection with the Acquisition.

Selling and marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and nine months ended September 30, 2012 were $154 and $329, respectively, as compared to $86 and $304 for the three and nine months ended September 30, 2011, respectively. The increase is primarily due to operations of Micronet which accounted for $85 of the increase in selling and marketing costs for the three and nine months ended September 30, 2012.

General and administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and nine months ended September 30, 2012 were $428 and $1,209 as compared with $365 and $931 for the three and nine months ended September 30, 2011. The increase in the general and administrative costs is primarily due to the operations of Micronet which accounted for $146 of the increase in the general and administrative costs for the three and nine months ended September 30, 2012 as compared with the three and nine months ended September 30, 2011.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and nine months ended September 30, 2012 were $177 and $286 compared to $63 and $184 for the three and nine months ended September 30, 2011, respectively. The increase in R&D is primarily due to the operations of Micronet, which accounted for $126 of the increase in research and development costs for the three and nine months ended September 30, 2012 as compared with the three and nine months ended September 30, 2011. Since Micronet invests a larger portion of its income in R&D as compared to Enertec Systems, management believes that there will be an increase in the R&D costs and portion of revenue in the near future.

Operating Expenses

For the three and nine month periods ended September 30, 2012, operating expenses totaled $790 and $1,855 which represents an increase of $276, or 54%, and increase of $436, or 31%, when compared to $514 and $1,419 for the three and nine month periods ended September 30, 2011. The increase in operating expenses as explained above is the result of consolidating Micronet’s operating expenses following the Acquisition.

Interest expense, net

Interest expense, net for the three and nine months ended September 30, 2012 were $840 and $1,240 compared to $233 and $398, respectively, for the three and nine months ended September 30, 2011. The increase in interest expense is mainly due to the change in fair value of warrant derivative which accounted to $623 for the nine months ended September 30, 2012.

Gain on bargain purchase

The Company determined that the fair values of assets acquired pursuant to the Acquisition exceeded the purchase price by approximately $4,623, which was recorded as a bargain purchase gain, and is shown as a separate component of non operating income. The gain is not a taxable income event for tax purposes. Management’s determination that a gain should be recorded was based largely on the following:

•
Micronet is a publicly-traded company on the Tel Aviv Stock Exchange (“TASE”). The purchase price takes into consideration the average price per Micronet share for the 12 month period prior to the Closing Date. The average price per Micronet share for the 12 month period prior to the Closing Date was approximately 2.2 NIS, whereas the purchase price was 2.1 NIS.

•
In addition to the cash consideration paid in the transaction as aforementioned, additional consideration for the Sellers is attributable to their expectation that the new controlling shareholders of Micronet together with the management team, will be able to use their experience, abilities and expertise to increase Micronet’s value and thereby increase the value of the remaining shares held by the Sellers. Accordingly, the transaction was structured so that the Sellers continue to be stockholders of Micronet. The Sellers hold approximately 30% of the company’s outstanding share capital following the Acquisition.

•
In addition, we believe that the transaction may create an opportunity to merge other related valuable businesses and activities owned by Lapis into Micronet, which would turn Micronet into a larger group with diverse businesses, while at the same time lowering Micronet’s risk of operating a single line of business.

•	The track record of Lapis management team and their proven experience in growing companies has been a major role in the pricing of the transaction.

•
Approximately 50% of the gain is created following the technical measurement of non-controlling interest at fair value which is much lower than the non-controlling interests’ proportionate share of identifiable net assets.

Our net income attributable to Lapis was $4,060 and $4,087 in the three and nine months ended September 30, 2012, respectively, compared to net income attributable to Lapis of $361 and $863 in the three and nine months ended September 30, 2011, respectively. This represents an increase in net income of $3,699 and $3,224 comparing the three and nine month periods ended September 30, 2011, respectively. The increase was primarily the result of gain on bargain purchase of Micronet pursuant to the Acquisition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Principles of consolidation. The consolidated financial statements comprise the Company and its subsidiaries. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control legal and contractual rights are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. Intercompany transactions and balances are eliminated upon consolidation.

Accounts receivable and Allowances for Doubtful Accounts. Our trade receivables include amounts due from customers. We perform ongoing credit evaluations of our customers’ financial condition and we require collateral as deemed necessary. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including the aging of our receivables, historical bad debt experience and the general economic environment. Management applies considerable judgment in assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of long-lived assets. In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset.

Revenue recognition. The Company enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are recorded based on the percentage of completion incurred to date on a contract relative to the estimated total expected contract completion. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance. The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident.

Revenues from the sales of MRM (mobile resource management) products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee payable by the customer is fixed and determinable; and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery has occurred and acceptance is satisfied once the product leaves the Company premises.

Income taxes. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty.  Accounting for uncertainty in income taxes requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefits recorded for these positions is measured as the largest benefit more likely than not to be sustained. Significant judgment is required in making these determinations. As of September 30, 2012, there are no unrecognized tax benefits. Deferred taxes and liabilities are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, when it is more likely than not that deferred tax assets will not be realized in the foreseeable future. In calculating our deferred taxes and liabilities we are taking into account various estimates, which are examined and if necessary adjusted on a quarterly basis, regarding our future utilization of future carry forward losses.

Recent Accounting Pronouncements

New Accounting Standards Adopted in 2012. Effective January 1, 2012, the Company retrospectively adopted ASU 2011-05, Presentation of Comprehensive Income, as amended by ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive statements. Entities no longer have the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The Company’s adoption of this update did not have a material impact on our financial statements and resulted only in the accompanying Condensed Statements of Comprehensive Income as required by these new accounting standards.

New Accounting Standards Yet to be Adopted. There are no new standards required to be adopted in future periods that will have a material impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended September 30, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

On September 7, 2012, the Company completed the Acquisition. The Company has extended its oversight and monitoring processes that support its internal control over financial reporting to include Micronet’s operations. The Company is continuing to integrate the acquired operations of Micronet into its overall internal control over financial reporting process. There has been no other change in its internal control over financial reporting during the quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II- OTHER INFORMATION

 Item 1A. Risk Factors.

The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2011, and should be read in conjunction with the risk factors therein and the information described in this Report.

If we are unable to develop new products and maintain a qualified workforce we may not be able to meet the needs of our customers in the future. Virtually all of the products that we produce and sell are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The markets and industry in which we operate are characterized by rapidly changing technologies. The products, systems and solutions needs of our customers change and evolve regularly. Accordingly, our future performance depends in part on our ability to develop and manufacture competitive products and solutions, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, our future revenues and earnings may be adversely affected.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance and may cause us to incur significant costs and could have a material adverse effect on our operating results, financial condition, and/or cash flows. A significant portion of our business relates to developing sophisticated products and applications. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. While we maintain insurance for some business risks, it is not practicable to obtain coverage to protect against all operational risks and liabilities. Where possible, we seek indemnification from our customers. In addition, we may seek limitation of potential liability related to the sale and use of our products and systems. We may elect to provide products or services even in instances where we are unable to obtain such indemnification or qualification. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

If we are unable to effectively protect our proprietary technology our business and competitive position may be harmed. Our success and ability to compete are dependent on our proprietary technology.  The steps each of our operations, Enertec and Micronet, has taken to protect its proprietary rights may not be adequate and we may not be able to prevent others from using our proprietary technology. The methodologies and proprietary technology that constitute the basis of each of Enertec’s and Micronet’s solutions and products are not protected by patents. Existing trade secret, copyright and trademark laws and non-disclosure agreements to which each of Enertec and Micronet is a party offer only limited protection. Therefore, others, including Enertec’s or Micronet’s competitors, may develop and market similar solutions and products, copy or reverse engineer elements of Enertec’s systems or Micronet’s production lines, or engage in the unauthorized use of Enertec’s or Micronet’s intellectual property.  Any misappropriation of Enertec’s or Micronet’s proprietary technology or the development of competitive technology may have significant adverse effect on Enertec’s or Micronet’s ability to compete and may harm our business and financial position.

We may incur substantial costs as a result of a litigation or other proceeding relating to property rights.  Third parties may challenge the validity of Enertec’s or Micronet’s intellectual property rights or bring claims regarding Enertec’s or Micronet’s infringement of a third party’s property rights.  This may result in costly litigation or other time-consuming and expensive judicial or administrative proceedings, which could deprive us of valuable rights, cause us to incur substantial expenses and the cause a diversion for technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, we may be required to pay substantial financial damages or be required to discontinue or significantly delay the development, marketing, sale or licensing of the affected products and intellectual property rights.

Our earnings and margins may be negatively impacted if we are unable to perform under our contracts. When agreeing to contractual terms, our management makes assumptions and projections about future conditions or events. These projections assess:

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

Our earnings and margins could be negatively affected by deficient subcontractor performance or unavailable raw materials or components.  We rely on other companies to provide raw materials, major components and subsystems for our products. Subcontractors perform some of the services that we provide to our customers. We depend on these subcontractors and vendors to meet our contractual obligations in full compliance with customer requirements. Occasionally, we rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. Further, deficiencies in the performance of our subcontractors and vendors could result in a customer terminating a contract for default. A termination for default could expose us to liability and adversely affect our financial performance and our ability to win new contracts.

We depend on major customers for a significant portion of our revenues and our future revenues and earnings could be negatively impacted by the loss or reduction of the demand for our products or services by such customers. A significant portion of our annual revenues in the past two years was generated from a few leading customers that are either large scale strategic Israeli defense groups (Raphael, Israeli Aerospace Industry) performing large scale strategic projects for the Israeli government, among other tasks, or large scale integrators and vendors of computer software and technological solutions in the Mobile Resource Management, or MRM, market in which Micronet operates.

Israeli defense spending historically has been driven by perceived threats to the country’s national security. Although Israel has been under a sustained elevated threat level in recent years, we cannot provide any assurance that defense budget will continue to grow at the pace it has over the past decade. A decrease in Israel’s defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs could adversely affect our future revenues and earnings. In the MRM market, most of our major customers do not have any obligation to purchase additional products or services from us.  Therefore, we cannot provide any assurance that any of our leading customers will continue to purchase solutions, products or services at levels comparable to previous years. A substantial loss or reduction in Micronet’s existing programs could adversely affect our future revenues and earnings.

We operate in a highly competitive and fragmented market and may not be able to maintain our competitive position in the future. A number of larger competitors have recently entered the MRM market in which Micronet operates.  These large companies have far greater development and capital resources than Micronet.  Further, there are competitors of Micronet that offer solutions, products and services similar to those offered by Micronet.  If they continue, these trends could undermine Micronet’s competitive strength and position and adversely affect our earnings and financial condition.

Micronet may cease to be eligible for, or receive reduced, tax benefits under Israeli law, which could negatively impact our profits in the future.  Micronet currently receives certain tax benefits under the Israeli Law for Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an ‘‘Approved Enterprise.’’  To maintain its eligibility for these tax benefits, Micronet must continue to meet several conditions including, among others, making required investments in fixed assets.  In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future.  There is no assurance that Micronet will continue to qualify for these tax benefits or that such tax benefits will continue to be available at their current level, or at all. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and, accordingly, reduce its net profit after tax and negatively impact our profits.

Potential political, economic and military instability in Israel could adversely affect our operations. The principal offices and operating facilities of Enertec and Micronet are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors.  A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.  Since October 2000, there has been an increase in hostilities between Israel and the Palestinian Arabs, which has adversely affected the peace process and has negatively influenced Israel’s relationship with its Arab citizens and several Arab countries. Such ongoing hostilities may hinder Israel’s international trade relations and may limit the geographic markets where each of our businesses, Enertec and Micronet, can sell its products and solutions. Hostilities involving or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could materially and adversely affect our operations.

Our financial results may be negatively affected by foreign exchange rate fluctuations. Our turnover is mainly denominated in U.S. currency and our costs are mainly denominated in Israeli currency.  Where possible, we match turnover and purchases in these and other currencies to achieve a natural hedge.  Currently, neither Enertec nor Micronet has a policy with respect to the use of derivative instruments for hedging purposes, except that each of Enertec nor Micronet will consider engaging in such hedging activities on a case by case basis.  To the extent we are unable to fully match the turnover and purchases in different currencies our business will be exposed to fluctuations in foreign exchange rates.

Item 6.  Exhibits.

Exhibit Number	Description
10.1	Amended and Restated Note and Warrant Purchase Agreement, dated as of August 31, 2012, by and between Lapis Technologies, Inc. and UTA Capital LLC.
10.2	First Amendment to First Secured Promissory Note, dated as of August 31, 2012, by and between Lapis Technologies, Inc. and UTA Capital LLC.
10.3	Second Secured Promissory Note, dated as of September 7, 2012, issued to UTA Capital LLC.
10.4	Second Common Stock Purchase Warrant, dated as of September 7, 2012, issued to UTA Capital LLC.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 101
Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAPIS TECHNOLOGIES, INC.

Date: November 19, 2012	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: November19, 2012	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Note and Warrant Purchase Agreement, dated as of August 31, 2012, by and between Lapis Technologies, Inc. and UTA Capital LLC.
10.2	First Amendment to First Secured Promissory Note, dated as of August 31, 2012, by and between Lapis Technologies, Inc. and UTA Capital LLC.
10.3	Second Secured Promissory Note, dated as of September 7, 2012, issued to UTA Capital LLC.
10.4	Second Common Stock Purchase Warrant, dated as of September 7, 2012, issued to UTA Capital LLC.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 101
Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from Lapis Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.