Form 10-K
period 2012-12-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2013-03-29
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-35850

MICRONET ENERTEC TECHNOLOGIES, INC.
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

Yes ☐   No ☒

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2012 was approximately $1,430,346 based on the price at which shares of common equity were last sold as of June 30, 2012 of $2.22 per share (on an as-adjusted basis). For the purpose of this statement, all directors, executive officers and any shareholders holding over 10% of the Company’s issued share capital are considered to be affiliates.

As of March 28, 2013, there were 3,968,246 shares of the issuer’s common stock outstanding.

PART I

Item 1.	Business.

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year ended December 31, 2012, or this Annual Report, to “Micronet Enertec,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to Micronet Enertec Technologies, Inc. and our wholly-owned subsidiaries and Micronet (as defined below). Unless otherwise noted, (1) all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli shekels.

We are a Delaware corporation that was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. We operate through two Israel-based companies, Enertec Systems 2001 Ltd, or Enertec, our wholly-owned subsidiary, and Micronet Ltd, or Micronet, in which we have a controlling interest, which develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet operates in the growing commercial Mobile Resource Management, or MRM market. Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Micronet’s customers consist primarily of application service providers, or ASPs, and solution providers specializing in the MRM market. Currently, Micronet does not sell to end-users. Its customers are generally MRM solution and service providers, such as Trimble Navigation Limited, or Trimble, primarily through its subsidiary PeopleNet Communications Corp., or PeopleNet, and XRS Corporation. These companies sell Micronet’s products as part of their MRM systems and solutions. Micronet has customers in 20 countries. The United States currently constitutes its largest market, representing approximately 92% and 86% of revenue for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2011, Micronet’s largest customer was PeopleNet, which represented approximately 39% of its revenues. The next largest customer represented approximately 16% of its revenues. For the year ended December 31, 2012, Trimble and PeopleNet combined (as a result of the acquisition of PeopleNet by Trimble) represented approximately 79% of Micronet’s revenues. In the year ended December 31, 2012 no other customer accounted for more than 9% of Micronet’s revenue.

We acquired control of Micronet in September 2012 and until January 21, 2013 we owned 50.1% of Micronet. On January 21, 2013, each of Micronet’s Chairman of the board of directors and Chief Executive Officer exercised certain options to purchase Micronet ordinary shares. Collectively, Micronet’s Chairman, its Chief Executive Officer and other executives currently hold options exercisable for approximately 4% of Micronet’s outstanding ordinary shares, and approximately 90% of these options are “in the money”, meaning the exercise price is less than the current market price. In addition, securities convertible into approximately 1.75% of Micronet’s outstanding ordinary shares are outstanding; however, these securities are not currently “in the money.” As a result of the stock option exercises, our ownership of Micronet shares was diluted from 50.1% to 48.06%. Because of Micronet’s current business and future prospects, we intend to control at least a majority of the outstanding Micronet ordinary shares. On March 17, 2013, we entered into a voting agreement with Shlomo Shalev, Micronet’s Chairman who holds approximately 3% of Micronet’s outstanding ordinary shares and options exercisable for approximately 2% of Micronet’s outstanding ordinary shares, pursuant to which we agreed to meet with Mr. Shalev prior to each shareholders meeting of Micronet to coordinate our voting on each matter to be voted upon and, in the event we are not able to reach an agreement with respect  to voting, Mr. Shalev will vote all of his Micronet shares in accordance with our instructions. The voting agreement may be terminated by either party upon 90 days’ prior written notice. In addition, we plan to exercise certain options we own to buy additional Micronet ordinary shares and increase our actual percentage ownership of Micronet to at least 50.1%. Currently, the exercise prices of our options are less than the market price of Micronet’s ordinary shares.

Enertec operates in the Defense and Aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force and Navy and by foreign defense entities. Approximately 78% and 65% of our revenues for the years ended December 31, 2012 and 2011, respectively, were from independent business units or groups within Israeli Aerospace Industries Ltd., or IAI, the leading Israeli defense system integrator and approximately 11% and 26%, respectively, were from business units of Rafael Advanced Defense Systems Ltd., or Rafael, another Israeli state-owned major defense developer and integrator of critical weapon systems. For the year ended December 31, 2012, IAI represented approximately 78% and Rafael represented approximately 11% of Enertec’s revenues, respectively. These distinct units and groups create diversity to our business and revenue streams. The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air). Command and control systems represented approximately 75% and 74% of Enertec’s revenues for the years ended December 31, 2012 and 2011, respectively and our automated test equipment represented approximately 22% of Enertec’s revenues for the years ended December 31, 2012 and 2011, respectively.

Management believes that the demand for our products, systems and solutions is not affected significantly by fluctuations in any particular geographic market outside the State of Israel because our products, systems and solutions can be tailored to fit the needs of these different disciplines and are not limited to any specific geography.

Our strategy focuses on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products, as well as the development of new potential segments and markets. To enhance our growth, we also look for appropriate acquisitions to complement and expand our offerings, support our goals and increase our competitive strengths. We concentrate the majority of our resources, including our marketing and sales efforts, in the United States, Israeli and European markets and the large growing Indian defense market.

In order to sell into the growing Indian defense market, in 2011 we entered into an agreement establishing a new joint venture with Amtek Defense Technologies Limited, or Amtek, a leading Indian industrial group, to market, manufacture and sell systems and solutions in India based on Enertec’s technological and engineering capabilities. Amtek organized and is operating the joint venture entity. However, our investment is subject to the approval of the Indian Foreign Investment Promotion Board, or FIPB. We have submitted all necessary materials to the FIPB and are awaiting its approval of our application to acquire our ownership stake. Management believes that the joint venture will enable us to deliver additional solutions to current and potential customers to satisfy their local procurement obligations in India that derive from their sales to Indian governmental entities. The joint venture also has the potential to create new sales opportunities in India and nearby markets.

Subsidiaries

We have three subsidiaries and a controlling interest in Micronet. The Company is the sole owner of Enertec Electronics Ltd., an Israeli corporation, or Enertec Electronics, which, on October 17, 2010, in line with its strategy to focus on its main business, sold all of its assets and business in the field of marketing and distribution of civil power supplies, related third party power products, power supply testing equipment for an aggregate consideration of 1,020,000 NIS (approximately $278,000) and consequently became a holding company.

Enertec Electronics, directly and indirectly, is the holder of our current business operations as follows:

•	Enertec, which in March 2011 became a wholly-owned subsidiary of Enertec Management Ltd., a private Israeli company wholly owned by Enertec Electronics.

•
Micronet, an Israel-based manufacturer and developer of rugged computers, tablets and computer based systems whose shares are traded on the Tel Aviv Stock Exchange, or TASE, in which we acquired a controlling interest in September 2012 through Enertec Electronics’ acquisition of the controlling interest of Micronet. We currently own 48.06% of its outstanding common shares.

Enertec

Enertec designs, develops and manufactures computer based instruments and electronic solutions designed to perform in severe environments and battlefield conditions, primarily for military use on land, air and sea. Enertec’s products are grouped into two material product lines: computer-based command and control systems and automatic test equipment. These product lines generate approximately 90% of Enertec’s annual revenues. The command and control systems are integrated in air defense missiles and other weapon systems and are designed to operate in severe environments. The automatic test equipment line includes a variety of test systems and simulators that test and assure combat readiness of aircraft and missiles. Enertec’s solutions and systems are tailored to customers’ specifications and are, or are integrated into, critical weapon systems. Among our main solutions are:

•	ruggedized portable command and control systems

•	command and control stations

•	fire control systems for missiles

•	military aircraft support systems

•	missile simulators

Enertec holds high security clearance in Israel for the most sensitive defense programs. Our solutions and systems are used by the Israeli Air Force and Navy and by other foreign defense entities served by our customers.

Enertec’s quality control systems are ISO9000:2008 compliant. ISO9000:2008 is the international standard for quality assurance and quality design. This standard is important to customers that order custom-made products and is made up of a combination of quality system requirements.

Enertec generates revenue mostly through funded development, which involves the development of a small number of products for evaluation and anticipated production, and through direct sales from the mass production of its developed product. Enertec generates additional revenue from the customization and upgrades to its products.

New products

In addition to our traditional systems and products, we have been developing new systems, solutions and products in the following areas: (i) operationally resilient computers integrated into various weapon systems, (ii) missile launch platforms, (iii) command and control systems, and (iv) missile communications systems. These systems utilize advanced know-how developed by Enertec’s trained and highly-skilled technical personnel. Management believes that Enertec’s know-how and expertise will enable us to further increase our offerings to existing and other customers’ strategic projects in land, air and sea.

Market conditions

The defense and homeland security market, in which we operate through Enertec, includes the design and manufacturing of electronic systems developed to enhance large-scale military land, airborne and seaborne tactical platforms. These systems include military computer based systems, simulators, automatic test equipment and electronic instruments that are used or integrated in critical weapon systems such as command and control systems, missile fire control systems, support military aircraft systems and other defense systems and equipment such as night visions systems, unmanned aerial vehicle, or UAV, systems, laser products, airborne photography measures, processing and display of data systems and communications systems. In the Israeli defense market, Israeli providers supply a significant portion of their products to the Israeli defense forces specifically in view of the continuing defense needs of the State of Israel. However, the Israeli defense industry is also a well respected exporter of its products to armies and security forces worldwide and such international markets provide for stable demand for military and security products.

Marketing strategies

Our sales and marketing efforts focus on developing new business opportunities as well as generating follow-on sales from our existing customers. Our sales efforts are generated primarily through our internal sales team, although we also retain third-party selling agents from time to time. Various members of our senior management also serve as effective sales representatives who contribute to the generation of military and corporate business due to their long-standing customer relationships and knowledge of our customers’ mission-critical requirements. We continue to explore various Israeli and international business partnerships to increase our sales and market penetration. We actively participate in trade shows involving technology and electronics defense operations. Recently we entered into an agreement to establish a new joint venture in India which will be used as a marketing, manufacturing and sales platform for our products, systems and solutions in India, Asia and other parts of the world. Additionally, our business development efforts include our website, preparation and distribution of marketing materials, advertising directed toward the defense and homeland security market and product demonstrations.

Our strategy is to anticipate the needs of our clients, to make investments in research and development and initiate development of those products and solutions that we believe will meet their needs. By doing so, we shorten our time to market and gain an edge on our competition. Furthermore, we have been able to identify those current and potential clients that we believe are likely to place large orders, and we focus our attention on developing our relationship with them. When successful, we are in an excellent position to offer both basic and advanced, sophisticated products enabling us to expand our relationship with these clients and resulting in additional revenue streams. In these cases, deepening our relationship with our clients creates the opportunity to incorporate our solutions into our customers’ core components and critical systems. By continuously diversifying into new and more complex products and fully scaled systems, we have been able to set Enertec apart from its competition. We also continue to increase our suite of custom products based on our proprietary designs and technologies. These products are core components of several long-term military programs spearheaded by our customers, which historically have expected purchase lifecycles over periods of up to 10 years.

Customers

Enertec’s customers are primarily leading Israeli defense system integrators. The system integrators’ customers are various defense ministries of Israel and other countries worldwide. The balance of our sales is made directly to the Israeli Ministry of Defense and armed forces that place direct orders.

Approximately 90% of our annual revenues in the past two years were from independent business units or groups within Rafael and the IAI, the two leading Israeli defense system integrators. These distinct units and group create diversity to our business and revenue streams.

The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air). Management believes that the demand for our products, systems and solutions is not affected significantly by fluctuations in any particular geographic market outside the State of Israel because our products, systems and solutions can be tailored to fit the needs of these different disciplines and are not limited to any specific geography.

Backlog

As of December 31, 2012, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $10.1 million (including $0.6 million in framework orders, which are orders that can be exercised from time to time but are an obligation of ours for the entire amount). As of December 31, 2011, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $11.5 million (including $2.8 million in framework orders).

Competition

The defense market in which we operate through Enertec is fractured and our main competition comes from customers’ internal development and manufacturing divisions and a number of relatively small Israeli companies that specialize in electronic systems.

Suppliers

Our suppliers are diversified, and we are not dependent upon a limited number of suppliers for essential raw materials, components, services or other items. In order for us to maintain the standards required by our customers, we require that our suppliers be well-established, with facilities and manufacturing abilities that comply with our relevant standards. Although we are not dependent on any one supplier, disruptions in normal business arrangements due to the loss of one or a few suppliers could adversely affect us. Disruptions also may be experienced if our existing suppliers are no longer able to meet our requirements or if there is an industry shortage of electronic or mechanical components. Not only could these disruptions limit our production capacity, but also, if there is a shortage of components, such disruption could result in higher costs. The raw materials we use are either electronic components purchased from suppliers, or mechanical components primarily manufactured by local subcontractors.

Employees

As of December 31, 2012, we had approximately 82 full-time employees at Enertec. Of these employees, 62% are employed in engineering and manufacturing positions, and the remainder are employed in sales, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Israeli labor laws and regulations apply to all employees based in Israel. The laws principally concern matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance. The payments to the National Insurance Institute amount to approximately 14.5% of wages, of which the employee contributes 66% and the employer contributes 34%.

Research and development expenditures

Research and development costs totaled approximately $218,000 and $240,000 for the years ended December 31, 2012 and 2011, respectively, which equates to approximately 2% of revenues for each period. These expenditures have adequately satisfied our research and development requirements. We are using our engineering resources to research and design new technologies that we expect to implement into the new projects and large military programs of our core customers.

Seasonal aspects of our business

The sales of military products experience seasonal variations because the Israeli Ministry of Defense frequently delays project approvals until near the end of the fiscal year. Therefore, new orders to the military suppliers, including Enertec, are delayed until the second half of the year. In addition, some of our customers require increased deliveries during the last weeks of the year in order to fulfill contractual delivery obligations to their own customers. As a result, we often experience an increase in our fourth quarter sales relative to sales in other quarters.

Intellectual property

Although we are not dependent on patents or trademark protection with regard to Enertec’s business and do not expect to be at any time in the future, proprietary rights are important to Enertec’s business because its ability to remain competitive in the market is dependent to a significant degree on its proprietary solutions and the technologies on which they are based. Enertec develops systems for its clients on a “work for hire” basis. Although, Enertec does not claim any rights in the products or services that it provides, its proprietary modules and subsystems play an integral and significant part in the development of the products and services that it ultimately delivers. To protect its proprietary rights in these modules and subsystems, Enertec primarily relies on a combination of copyright and trade secret laws, internal know-how, technological innovations and agreements with third parties, such as license agreements. In addition, Enertec employs internal controls such as the use of confidentiality and non-disclosure agreements. Enertec believes its proprietary technology incorporates processes, know-how, methods, algorithms, hardware and software that are the result of more than ten years of experience resulting in in-house expertise and thus are not easily copied. Further, most of the production process is performed in-house with the exception of certain components that are manufactured by subcontractors. This limited outsourcing process allows Enertec to maintain the majority of its proprietary information and know-how within the company and lowers its exposure to the risk of its technology solutions being copied or used by any third parties.

Enertec’s management, together with its research and development team, closely and continuously monitor the technological developments in the market. Enertec considers and evaluates on an ad hoc basis whether technology and proprietary assets should be acquired through independent in-house development or through the purchase of patent or other technology licenses.

Regulation

Enertec’s electronic products must comply with the UL standards of the United States and CE standards of Europe to be eligible for sale in the respective countries subject to these standards. Each system must be tested, qualified and labeled under the relevant standards. This is a complicated and expensive process and once completed, the approved product may not be altered for sale.

Micronet

Micronet is based in Azor, Israel, near Tel Aviv and is engaged in the design, development, manufacture and global marketing of rugged, automotive-grade, mobile computing devices for fleet and workforce management solutions. Micronet operates in the MRM market. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage.

Micronet conducts its sales and support activities through its Israeli facilities in conjunction with sales offices in the United States and the United Kingdom. Micronet’s customers are leading international MRM solution and service providers. The company maintains an in-house research and development staff and operates an ISO 9001-2008 certified manufacturing facility. With the exception of certain components purchased from subcontractors, Micronet manufactures its products and solutions using its own facilities, capabilities and resources, which enables it to control and manage the manufacturing process. Micronet combines more than 20 years of experience in the industry with strong technical capabilities to provide a broad range of products and solutions that have met the rigorous standards of our clients.

Micronet’s ruggedized mobile computing devices are designed and manufactured to fit the special requirements of the MRM market, enabling customers to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and wet or dusty conditions. Micronet’s products, in conjunction with available third-party mobile applications solutions, provide fleet operators with real-time visibility into vehicle location, fuel usage, speed and mileage, as well as other insights into their mobile workface, reducing operating and capital costs while increasing revenue. Micronet’s products are used in a wide range of MRM industry sectors, including:

•	haulage and distribution, which includes short- and long- haul trucking and distribution servicing of urban retail and wholesale needs, such as delivery of packages, parts and similar items;

•	public transport, which refers mainly to buses, para-transit, taxis and limousine services;

•	construction, which refers to vehicle fleets that are involved in the construction industry such as cement trucks and heavy equipment;

•	service industries, which include insurance companies, rental car companies and other companies operating large mobile service force of technicians, installers and similar personnel;

•	municipalities, which include waste management and field workers such as public works; and

•	public safety services, which includes fire departments, ambulances, police and forestry.

Micronet’s products are fully programmable and provide customers with the operational flexibility to customize such products for their ongoing needs via a comprehensive development tool kit package that enables them to develop independently and support their own industry-specific applications and solutions.

Micronet’s strategy is to continue to leverage its market position in the U.S. and European markets, to become a market leader for MRM products and services.

Recent developments

During 2011, Micronet launched a new line of products (the CE500 series) and commenced sales to strategic customers, which significantly increased its revenues in the years ended December 31, 2011 and 2012. Micronet believes that awareness and demand for MRM solutions is significantly increasing as customers seek to optimize their mobile asset utilization of commercial vehicle fleets and enhance workforce productivity and customer satisfaction.

During the year ended December 31, 2012, Micronet sold 69,000 devices, compared to 37,000 devices during the year ended December 31, 2011. Its total revenue for the year ended December 31, 2012 increased by approximately $16 million or 133%, as compared to the year ended December 31, 2011. U.S. revenue was approximately 92% of the total revenue in the year ended December 31, 2012 as compared to approximately 86% of the total revenue in the year ended December 31, 2011. The increase in U.S. revenue from fiscal year 2011 to 2012 was primarily attributable to orders from our largest customer in the U.S.

Micronet’s key initiatives for future revenue growth include the following:

•	Expanding sales activities in the North American and European markets.

•	Establishing strong relationships with new European and U.S. tier 1 customers and partners.

•	Upgrading and enhancing current products and engaging in new product development based on input from clients and partners.

•	Partnering with major truck manufacturers to develop a built-in, fit-to-purpose original equipment manufacturer, or OEM, platform.

Developments in the communication market in recent years have enabled Micronet to integrate its products into new standard technologies, which have reduced communication costs and extended availability, thereby increasing the demand for Micronet’s products and solutions. Micronet has made significant investments in its facilities, infrastructures and manufacturing capabilities and has made product enhancements and strengthened functionality.

Micronet is at the pre-release stage of a new product, the CE300, which is designed to satisfy the needs of certain strategic customers using its current CE500 models. The CE300 aims to provide customers with enhanced features and capabilities, optimized for their specific requirements, at a lower cost than the CE500.

Market opportunity

Management believes that Micronet is well positioned to pursue a substantial market opportunity. The MRM market, in which we operate through Micronet, is growing and researchers forecast it will continue its double digit growth in the coming years. The Driscoll Licht Report estimated that in 2012 globally there were approximately 13.8 million subscribers to MRM services and forecasted that the number of subscribers will grow to approximately 32 million by 2016.

Further, as outlined in the Driscoll Licht Report, in the United States, which historically has been Micronet’s largest market, there are currently approximately 5.7 million mobile data devices in service in MRM systems, which number is projected to grow to approximately 9.0 million by the end of 2015. In 2011, the global penetration rate of MRM systems was approximately 7%. The global penetration rate is forecasted to grow to approximately 14% by 2016. In the United States, which is the most advanced market, the penetration rate was approximately 15% in 2011. According to the Driscoll Licht Report, based on market, technology and regulatory developments in the past several years, the U.S. market penetration rate is projected to reach approximately 27% of all fleets by 2016.

Products and Services

Micronet currently offers mobile computing devices grouped in three broad categories: Entry Level, Mid-Range and Advanced, that range from basic display products for two-way messaging communication to the CE-500 series, available in a variety of product configurations with greater functionality. For the year ended December 31, 2012, its Advanced products represented approximately 90% of its revenues.

Advanced products (covers our premier tablet computers that have higher level of capability and functionality and are offered at high-end prices)

•
CE500 series. Micronet’s latest product line was launched in 2011.  It is a Microsoft WinCE based mobile computing platform, specifically designed for vehicle cabin mounted rugged computer and portable MRM applications. It offers either 7-inch (CE-507) or 4.3-inch (CE-504) touch color screens, fixed or portable. The platform features Microsoft Windows Embedded CE 6 operating system, supporting Compact Framework 3.5, and offers a comprehensive development environment for independent application programming and system integration. Its original layered architecture makes the CE-series highly modular and scalable, allowing for variable factory-set configurations by using plug-in modules. This cost effective design simplifies maintenance tasks, significantly extends product life expectancy and lowers total cost of ownership.

•
CE300 series.  Novel layered architecture enables OEMs, and telematics services providers, to remotely track the location and movements of vehicles and other assets, with a rugged, versatile, vehicle-centric and fixed-mount or portable mobile-computing platform for a variety of MRM applications.

Both models feature multiple, integrated wireless options: Quad band GPRS modem, GPS, Wi-Fi, and Bluetooth. All wireless options come with internal antennae. Physical interface options on these models include: USB, Serial RS-232 ports, dedicated interface for Dallas ID button reader, analog inputs, multiple digital inputs and outputs, and control signals for vehicle connectivity. Micronet sells a development package for independent application development for the CE500 series. The first of the Micronet CE300 series items are in production and Micronet is currently in the process of the CE300 commercial launch.

Development Tool Kit.  Micronet’s development package, also called Development Tool Kit, or DTK, is intended for customers who wish to develop their own applications and to support automatic vehicle location, or AVL/fleet management. The development package provides all the tools required for application development quick-start, product testing and product evaluation. ASPs, Value Added Resellers, Solution Providers and System Integrators, specializing in MRM, Asset Control, and Real Time Vehicle Data Monitoring rely on Micronet’s flexible and cost-effective systems to supplement their AVL/fleet management, and Computer Aided Dispatching hardware and software solutions.

Enhanced Technical Support and Professional Services.  Micronet provides enhanced technical support and expert development services, designed to facilitate its customers’ development work in connection with Micronet’s systems and reduce time to market. Technical and support services are offered in three levels of service:

•	DTK Support: Standard support, offered at no extra charge, to customers that purchase Micronet’s DTKs.

•
Developer Support Services:  Consultation by engineers on application development and integration tasks. The service is offered on a retainer basis and includes code review, debugging and software and hardware engineering consultation.

•
Professional Services — Custom Development: Custom software application development and integration services, that are quoted based on specific customer requirements, and managed by a Micronet project manager. Includes application design and system analysis, programming and integration, documentation and maintenance.

Mid-Range products (covers our products with mid-range level of capability and functionality that are offered at mid-range market prices):

•
Net-960CE-S. Micronet’s Net-960CE-S product family features an advanced WinCE.NET (supporting compact framework) development environment. Standard product configurations support an extended range of optional features and functions. These include wireless interfaces like GPS, GPRS, Wi-Fi, Disk on Chip and Bluetooth, as well as multiple vehicle I/O interfaces, communications and connectivity ports (USB, RS-232, J1708, CANBus) and support of peripheral devices, including an external, independent, 3rd party colored screen. The Net-960CE-S models are offered with a comprehensive DTK and software development packages for independent application development, backed by our technical support team.

•
Net-960CE-X.  Micronet’s Net-960CE-X product family is a low-budget WinCE-based platform, utilizing C, C++, and Win32 API. It is designed as a rugged fixed-mount enclosure platform with advanced electronics. The Net-960CE-X platform features various interfaces, supporting peripheral devices, vehicle I/Os and wireless communication options, including built-in GPS and GPRS. The Net-960CE-X models are offered with a comprehensive Net-960CE-X DTK and software development kit, or SDK, for independent application development, supported by our technical support team.

Entry Level products (covers our more economical products with lower level of capability and functionality and offered at lower prices):

•
M Series (M100 and M200/M201).  Micronet’s M-Series is a powerful, yet highly economical line of products, designed to enable versatile vehicle cabin-mounted rugged computer MRM applications. The M-Series is based on ThreadX, an advanced embedded, multithreading real time operating system. In the framework of the M-Series, Micronet offers two standard configurations: fixed mounted and detachable. A DTK and SDK are available, for independent integration and application development.

•
Net-960CE.  The Net-960E, based on Microsoft Windows CE, includes a range of features, rugged fixed-mount enclosure, advanced electronics and an open Microsoft-standards-based development environment that is highly versatile and scalable. The Net-960E is used for a variety of applications: driver log, interactive messaging, dispatch, status and form based reports. It offers connectivity through 2 RS-232 ports and I/Os to vehicle sensors. It also supports external peripherals, such as driver ID touch button, swipe card, bar-code wand and PS/2 keyboard interface. The Net-960E model has been superseded by the M-Series.

Micronet generates revenues primarily through the sale of its hardware products to service providers who sell those to end users. Micronet does not typically enter into service or maintenance contracts with respect to its products. Micronet customarily provides its customers with a 12-month warranty, with an option to extend such warranty, subject to the payment of applicable fees. Micronet’s technical support and DTK support services generate the balance of Micronet’s revenues.

Strategy

Micronet’s strategy includes targeting potentially larger scale transactions that we expect could result in higher revenue as well as increased gross margin and overall profitability. Micronet’s continuously analyzes the needs of the various vertical markets in which it operates in order to best serve its customers’ needs. Micronet’s strategy is driven by, and focused on, both continued internal growth of its business through the development of new potential markets, new technologies and innovative systems and products as well as through acquisitions.

Key elements of Micronet’s strategy include:

•	Continuing to focus on specific vertical markets, major accounts and OEM relationships to achieve broad penetration of its products.

•	Continuing to invest efforts in its technology and product development, through collaborations with its partners.

•	Launching in the near future the economical CE300 product to broaden its current offerings.

•	Penetrating and developing the truck OEM market.

•	Partnering with and/or acquiring complementary technology to broaden and deepen its offerings.

Micronet believes that one of its core competitive strengths is the breadth of its expertise in mobile data technologies, particularly in MRM technologies for the management of vehicle fleets and mobile workforces.

Micronet intends to enhance its existing products and develop new products by continuing to make significant investments in research and development. Micronet further intends to continue its strategy of internally developing products in order to enter new market segments by collaborating closely with its strategic customers to outline and develop next generation platforms.

Micronet is increasingly pursuing international opportunities. For example, Micronet is seeking to expand and continue penetration into the European market, primarily through its relationship with its exclusive distributor in the United Kingdom.

Sales and Marketing

Micronet’s customers consist primarily of ASPs, and solution providers specializing in the fleet and MRM markets. Currently, Micronet does not sell to end-users. Its customers are generally leading service providers of commercial solutions that integrate a wide range of positioning technologies and computing fleet communications in the MRM market, such as PeopleNet, which is a subsidiary of Trimble, and XRS Corporation, that have large-scale organizations and significant resources and in turn sell Micronet’s products to end-users.

Micronet has customers in 20 countries. Micronet’s main target markets are currently the U.S. and European markets. The United States currently constitutes its largest market, representing approximately 86% of revenue for the year ended December 31, 2011 and 92% for the year ended December 31, 2012. In any given year, a single customer may account for a significant portion of Micronet’s revenue. In the year ended December 31, 2011, Micronet’s largest customer, PeopleNet, located in the United States, represented approximately 39% of its revenues. The next largest customer represented approximately 16% of its revenues. For the year ended December 31, 2012, Trimble and PeopleNet (as a result of the acquisition of PeopleNet by Trimble) represented approximately 79% of Micronet’s revenues. No other customer accounted for more than 9% of Micronet’s revenue.

In September 2011, Micronet signed an exclusive distribution agreement with a United Kingdom distributor for the marketing of its systems to the European market. The objective of this relationship is to expand and continue penetration into the European market. Micronet’s products are sold under the exclusive distribution agreement by way of direct sales to customers referred by the distributor in exchange for a commission payable to the distributor.

As of December 31, 2012, in addition to its European distributor as described above, Micronet maintained a sales team composed of three individuals who work closely with the engineering, development and purchase teams of Micronet’s customers on the specification, testing, field tests, adaptations and customizations of the products according to customers’ needs.

Research and Development

Micronet believes that one of its core competitive strengths is the breadth of its expertise in mobile data technologies, particularly in MRM technologies for the management of vehicle fleets and mobile workforces. Micronet has developed this expertise over a period of 30 years. It has an experienced engineering and product development team. In order to keep up with the rapid technology evolution and the changing needs of the markets in which it operates, Micronet intends to enhance its existing products and to develop new products, by continuing to make significant investments in research and development.

Micronet upgrades and enhances its existing products on an on-going basis, including based on input from its clients and partners and from other sources. Enhancements include the addition of capabilities, improvement of product functionality and performance, and adding features to the existing hardware in order to offer customers a variety of solutions. Micronet is in the pre-release phase of the CE300 series, a new, improved model of the CE500 series that is intended to provide its customers with enhanced features and capabilities, optimized for their specific requirements, at a lower cost.

Micronet seeks to design and manage product life cycles through a controlled and structured process. It involves customers and industry experts from its target markets in the definition and refinement of its product development. Product development emphasis is placed on meeting industry standards, ease of integration, cost reduction, design-for manufacturability, versatility and innovation, and quality and reliability.

During the fiscal years ended December 31, 2012 and 2011, Micronet spent NIS 6.2 million (approximately $1.6 million) and NIS 5.2 million (approximately $1.4 million), respectively, on research and development activities. Micronet uses its own resources to finances its research and development activities and none of the cost of such activities is borne by its customers.

Competition

Micronet operates in a highly competitive industry. Further, during the last few years, competition in the field of mobile computers has significantly increased with the mass entrance and introduction to the market of smartphones, tablets, and laptops, as well as various GPS-based hand-held devices featuring additional functionalities.

Micronet’s current business is focused on customers that are implementing “tailor made” solutions characterized by highly professional, mission critical and complex technological solutions. These solutions based on Micronet’s products must sustain and maintain performance under extreme, challenging field conditions for extended periods of time.

Micronet believes it has approximately six direct competitors operating in Micronet’s main markets. Most of these competitors are private companies or companies that do not disclose their sales or other financial information, making it difficult to estimate Micronet’s market share and position in the market. Micronet believes that its most significant competitors include: Beijer Electronics, Inc., Morey Corporation (U.S.A.), Mobile Devices Corporation, MOTIA Co. Ltd, Advantech Co., Ltd. and Garmin USA, Inc.

This intensely competitive industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and changes in customer requirements. In order to maintain its competitive strength, Micronet must continue to develop and introduce on a timely and cost-effective basis, new products and product features which are in line with the technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

Micronet’s management believes its strongest competitive advantages are the durability of its products and reputation in the industry. Its competitive strengths include the following:

•	30 years of field-proven experience, including engineering and manufacturing know-how;

•	ability to deliver solutions and products to organizations and customers that are leaders in their respective industries;

•
ability to integrate advanced technological capabilities to develop new solutions and products with its own manufacturing infrastructures and facilities, with full control over the end-to-end production process and cost-efficiencies;

•	short “food chain” professional and direct marketing methodology focused on main target customers;

•	reputation as a leading supplier in relevant markets;

•	lasting working relationships with customers;

•	an experienced, dedicated and competent management team; and

•	proprietary technology and know-how that allows rapid configuration and implementation of new solutions to meet the special customer needs.

Manufacturing

With the exception of certain components purchased from subcontractors, Micronet manufactures its products and solutions using its own facilities, capabilities and resources, which enables it to control and manage the manufacturing process and ensure timely delivery. The manufacturing process includes development of electronic cards, assembly of microchips on the electronic cards and the assembly thereof within the unit, final testing and quality tests. On a case by case basis, subcontractors specializing in certain development or manufacturing aspects may be retained to achieve improvement, efficiency or reduction of costs of development and/or manufacturing processes.

Following certain enhancements in its manufacturing and production capabilities in the last two years, Micronet has excess manufacturing capacity and has the ability to meet current or foreseeable manufacturing needs without making any significant investments. Implemented enhancements include:

•	upgraded production and assembly line and purchased new machinery with significant higher component implementation scale;

•	increased factory facilities and upgraded various infrastructures;

•
entered into an agreement with a leading subcontractor in the field that operates two additional manufacturing facilities, has significant procurement and manufacturing capabilities and resources outside Israel that are available to Micronet;

•
certified subcontractors to perform manufacturing process to ensure flexible manufacturing infrastructures and deployment that can be used for disaster recovery scenarios or rapid increase in production needs.

If additional manufacturing resources are needed to meet increased demand for Micronet’s products, manufacturing capacity can be enhanced by outsourcing manufacturing processes, recruiting and training additional employees, adding shifts to the labor cycle and purchasing additional manufacturing equipment and machinery or other required infrastructures.

Intellectual Property

Proprietary rights are important to Micronet’s business because its ability to remain competitive in the market is dependent to a significant degree on its proprietary solutions and products and the technology on which they are based. To protect its proprietary rights, Micronet primarily relies on a combination of copyright and trade secret laws, internal know-how, and agreements with third parties, such as license agreements. In addition, Micronet employs internal controls such as the use of confidentiality and non-disclosure agreements. Micronet believes its proprietary technology incorporates processes, know-how, methods, algorithms, hardware and software that are the result of more than 20 years of experience and in-house expertise and thus are not easily copied. Further, most of the production process is performed in house with the exception of certain specific components that are manufactured by a subcontractor. This limited outsourcing process allows Micronet to maintain the majority of its proprietary information and know-how within the company and lowers its exposure to the risk of its products or solution being copied or used by any third parties.

There is a significant amount of litigation with respect to intellectual property in the industry in which Micronet operates. Micronet has not, to date, been the subject of any claims or proceedings with regards to infringement of third party’s proprietary rights and it believes that its products, solutions and services do not violate or infringe any third party’s intellectual property rights.

Micronet’s management, together with its research and development team, monitor closely and continuously all technological developments in the market. Micronet considers and evaluates on an ad hoc basis whether technology and proprietary assets should be acquired through independent in-house development or through the purchase of patent or other technological licenses. Where the purchase of third party proprietary technology, solution or products is required and can be of advantage to its business, Micronet would purchase a license and pay appropriate royalties or license fees. Micronet currently has all third-party licenses that it believes are necessary to maintain and develop its business.

Government Regulation

Micronet’s business is subject to certain international standards such as FCC Part 15B, FCC ID, CE, and RoHS which define compatibility of interface and telecommunications standards to those implemented in Europe by the European Commission and in the U.S. by the Federal Communications Commission. Its solutions and products also comply with the E-Mark European standard, which is the standard that defines the compatibility of interface and telecommunications to all appliances installed in and around an automobile.

Employees

As of December 31, 2012, we had approximately 98 full-time employees at Micronet. Of these employees, 65% are employed in engineering and manufacturing positions, and the remainder are employed in sales, development, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good and sustainable relations with our employees.

Israeli labor laws and regulations apply to all employees based in Israel. The laws principally concern matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance. The payments to the National Insurance Institute amount to approximately 14.5% of wages, of which the employee contributes 66% and the employer contributes 34%.

Item 1A.	Risk Factors.

Investing in our securities involves a high degree of risk. Investors should carefully consider the following risk factors, as well as the other information in this Annual Report (including our financial statements and the related notes appearing at the end of this report), before deciding whether to invest in our securities. Investment risks can be market-wide as well as unique to a specific industry or company. The market risks faced by an investor in our common stock are similar to the uncertainties faced by investors in a broad range of industries. There are, however, some risks that apply more specifically to the Company because our business is focused on developing, manufacturing, integrating and marketing globally rugged and military computers, tablets and computer based systems and instruments for the commercial, defense and aerospace markets. These customer relationships involve certain unique risks. Our business is also exposed mainly to common risks, such as the ongoing development of high technology products and the price, availability and quality of commodities and subsystems. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our securities could decline, and investors may lose all or part of their investment.

Risks Related to Our Business and Industry

Potential political, economic and military instability in Israel could adversely affect our operations.  The principal offices and operating facilities of Enertec and Micronet are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinian Arabs, which has adversely affected the peace process and has negatively influenced Israel’s relationship with its Arab citizens and several Arab countries, including the recent Israel-Gaza conflict. Such ongoing hostilities may hinder Israel’s international trade relations and may limit the geographic markets where we can sell our products and solutions. Hostilities involving or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could materially and adversely affect our operations.

In addition, Israel-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Wars and acts of terrorism have resulted in significant damage to the Israeli economy, including reducing the level of foreign and local investment.

Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service.

If we are unable to develop new products and maintain a qualified workforce we may not be able to meet the needs of our customers in the future.  Virtually all of the products that we produce and sell are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The markets and industry in which we operate are characterized by rapidly changing technologies. The products, systems and solutions needs of our customers change and evolve regularly. Accordingly, our future performance depends on our ability to develop and manufacture competitive products and solutions, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, our future revenues and earnings may be adversely affected.

We are dependent on the services of our executive officers, whose potential conflicts of interest may not permit us to effectively execute our business strategy.  We currently depend on the continued services and performance of our executive officers, particularly David Lucatz, our Chairman, Chief Executive Officer and President. Mr. Lucatz also serves as the President, Chairman and Chief Executive Officer of D.L. Capital Ltd., or DLC, the primary asset of which is its ownership of shares of our common stock. We have a management and consulting services agreement with DLC. Pursuant to a separate management and consulting services agreement, Mr. Lucatz has agreed to devote 60% of his time to Micronet matters for the three-year term of that agreement. In addition, Tali Dinar, our Chief Financial Officer, has an employment agreement with Micronet pursuant to which she is to devote 80% of her time to its matters for the duration of such agreement. Our business and results of operations may suffer if Mr. Lucatz, or any of our other executive officers or directors, is unable to devote the attention necessary to our overall business strategy and operations.

Developing new technologies entails significant risks and uncertainties that may cause us to incur significant costs and could have a material adverse effect on our operating results, financial condition, and/or cash flows.  A significant portion of our business relates to developing sophisticated products and applications. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. While we maintain insurance for some business risks, it is not practicable to obtain coverage to protect against all operational risks and liabilities. In addition, we may seek limitation of potential liability related to the sale and use of our products and systems. We may elect to provide products or services even in instances where we are unable to obtain such indemnification or qualification. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our products and products under development, which could have a material adverse effect on our operating results, financial condition and/or cash flows.

If we are unable to effectively protect our proprietary technology, our business and competitive position may be harmed.  Our success and ability to compete are dependent on our proprietary technology. The steps each of our operations, Enertec and Micronet, has taken to protect its proprietary rights may not be adequate and we may not be able to prevent others from using our proprietary technology. The methodologies and proprietary technology that constitute the basis of each of Enertec’s and Micronet’s solutions and products are not protected by patents. Existing trade secret, copyright and trademark laws and non-disclosure agreements to which each of Enertec and Micronet is a party offer only limited protection. Therefore, others, including Enertec’s or Micronet’s competitors, may develop and market similar solutions and products, copy or reverse engineer elements of Enertec’s systems or Micronet’s production lines, or engage in the unauthorized use of Enertec’s or Micronet’s intellectual property. Any misappropriation of Enertec’s or Micronet’s proprietary technology or the development of competitive technology may have a significant adverse effect on Enertec’s or Micronet’s ability to compete and may harm our business and financial position.

We may incur substantial costs as a result of a litigation or other proceeding relating to property rights.  Third parties may challenge the validity of Enertec’s or Micronet’s intellectual property rights or bring claims regarding Enertec’s or Micronet’s infringement of a third party’s property rights. This may result in costly litigation or other time-consuming and expensive judicial or administrative proceedings, which could deprive us of valuable rights, cause us to incur substantial expenses and cause a diversion for technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, we may be required to pay substantial financial damages or be required to discontinue or significantly delay the development, marketing, sale or licensing of the affected products and intellectual property rights.

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

We depend on major customers for a significant portion of our revenues and our future revenues and earnings could be negatively impacted by the loss or reduction of the demand for our products or services by such customers.  A significant portion of our annual revenues in the past two years were from a few leading customers that are large scale strategic Israeli defense groups (Rafael, IAI). Following the acquisition of Micronet, PeopleNet, a subsidiary of Trimble, which operates in the U.S. market, has been added as a major customer. In view of the above, as of December 31, 2012, we had three customers that combined account for approximately 90% of our accounts receivable. This is in comparison to 2011 during which we had two customers which accounted for 90% of accounts receivable as of December 31, 2011.

Israeli defense spending historically has been driven by perceived threats to the country’s national security. Although Israel has been under a sustained elevated threat level in recent years, we cannot provide any assurance that its defense budget will continue to grow at the pace it has over the past decade. A decrease in Israel’s defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs could adversely affect our future revenues and earnings. In the MRM market, most of our major customers do not have any obligation to purchase additional products or services from us. Therefore, we cannot provide any assurance that any of our leading customers will continue to purchase solutions, products or services at levels comparable to previous years. A substantial loss or reduction in Micronet’s existing programs could adversely affect our future revenues and earnings.

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

Micronet may cease to be eligible for, or receive reduced, tax benefits under Israeli law, which could negatively impact our profits in the future.  Micronet currently receives certain tax benefits under the Israeli Law for Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an “Approved Enterprise.” To maintain its eligibility for these tax benefits, Micronet must continue to meet several conditions including, among others, generating more than 25% of its gross revenues outside the State of Israel and continuing to qualify as an “Industrial Company” under Israeli tax law. An Industrial Company, according to the applicable Israeli law (Law for the Encouragement of Industry (Taxes), 1969), is a company that resides in Israel (either incorporated in Israel or managed and controlled from Israel) that, during the relevant tax year, derives at least 90% of its income from an Industrial Factory. An Industrial Factory means a factory that is owned by an Industrial Company and where its manufacturing operations constitute a vast majority of the factory’s total operations/business. The tax benefits of qualifying as an Industrial Company include a reduction of the corporate tax from 25% to 15%. In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future. There is no assurance that Micronet will continue to qualify for these tax benefits or that such tax benefits will continue to be available at their current level, or at all. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and, accordingly, reduce its net profit after tax and negatively impact our profits.

Because almost all of our officers and directors will be located in non-U.S. jurisdictions, you may have no effective recourse against our management for misconduct.  Currently all, and immediately following a contemplated public offering of our securities pursuant to a registration statement on Form S-1 initially filed with the Securities and Exchange Commission, or the SEC, on December 14, 2012 (file no. 333-185470), which registration statement has not yet been declared effective by the SEC, or the Offering, a majority, of our directors and officers are or will be nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state. Additionally, it may be difficult to enforce civil liabilities under U.S. securities law in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law.

Our financial results may be negatively affected by foreign exchange rate fluctuations.  Our revenues are mainly denominated in U.S. currency and our costs are mainly denominated in Israeli currency. Where possible, we match sales and purchases in these and other currencies to achieve a natural hedge. Currently, neither Enertec nor Micronet has a policy with respect to the use of derivative instruments for hedging purposes, except that both Enertec and Micronet will consider engaging in such hedging activities on a case by case basis. To the extent we are unable to fully match our sales and purchases in different currencies, our business will be exposed to fluctuations in foreign exchange rates.

If we fail to manage our growth, our business could be disrupted and our profitability could be reduced.  We have experienced rapid growth in recent periods through both the acquisition of Micronet and organic growth. As a result of our acquisition of Micronet, the number of our employees has effectively doubled since September 2012. We expect our growth may significantly strain our management and other operational and financial resources. In particular, growth increases the integration challenges involved in recruiting, training and retaining skilled technical, marketing and management personnel; maintaining high quality standards; preserving our corporate culture, values and entrepreneurial environment; developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal controls; and maintaining high levels of client satisfaction. If we are unable to manage growth effectively, our business, financial condition and results of operations will be materially adversely affected.

Our historical and pro forma condensed consolidated financial information may not be representative of our results as a combined company.  The pro forma condensed consolidated financial information included in the preliminary prospectus filed with the SEC was constructed from the separate financial statements of us and Micronet and may not represent the financial information that would result from operations of the combined companies. In addition, the pro forma condensed consolidated financial information is based in part on certain assumptions that we believe are reasonable. We cannot assure you that our assumptions will prove to be accurate over time. Accordingly, the historical and pro forma condensed consolidated financial information included in the preliminary prospectus filed with the SEC may not reflect what our results of operations and financial condition would have been had we been a combined entity during the periods presented, or what our results of operations and financial condition will be in the future. The challenge of integrating previously independent businesses makes evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.

Our quarterly revenues may fluctuate as a result of seasonal variation within the Israeli military procurement industry.  Enertec’s revenues experience seasonal variations because Israeli Ministry of Defense project approvals are frequently provided after the start of the fiscal year. Therefore, new orders to the military suppliers, including Enertec, are often delayed until the second half of the year. In addition, some of our customers require deliveries during the fourth quarter of the year in order to fulfill contractual delivery obligations to their own customers. As a result, we often experience an increase in our fourth quarter sales relative to sales in other quarters.

If our beneficial ownership of Micronet’s ordinary shares declines, we may not be able to treat Micronet as our subsidiary, which may adversely affect our financial condition and results of operations. We currently hold 48.06% of Micronet’s outstanding ordinary shares through our subsidiary Enertec Electronics. Micronet’s chairman has agreed to vote all of the shares he currently holds or acquires through stock option exercises according to our voting instructions; therefore, we may be deemed to beneficially own more than a majority of Micronet’s ordinary shares. However, the voting agreement is terminable by either party upon 90 days’ written notice to the other, which would reduce our beneficial ownership of Micronet. In addition, Micronet’s chairman, chief executive officer and others hold outstanding stock options to purchase ordinary shares of Micronet that, in the aggregate, represent approximately 4% of Micronet’s outstanding ordinary shares and securities convertible into approximately 1.75% of Micronet’s outstanding ordinary shares are also outstanding. If these options are exercised or securities are converted, our beneficial ownership may be reduced depending on who exercises these options and whether the voting agreement is in effect at that time. Although we hold certain call options to acquire additional outstanding ordinary shares of Micronet pursuant to the September 2012 purchase agreement described elsewhere in this Annual Report, we cannot give any assurance that the exercise price of our call options will be “in the money”. In addition, if Micronet issues additional ordinary shares that dilutes our beneficial ownership, we cannot give any assurance that Enertec Electronics will have the funds necessary to exercise sufficient call options or that financing will be available on commercially reasonable terms or at all. If we are unable to consider Micronet as a consolidated subsidiary, our financial condition and results of operations may be adversely affected and may cause interest in or the market price of our securities to decline.

Risks Related to Ownership of our Securities

Your ability to influence corporate decisions may be limited because ownership of our common stock is concentrated.  Our directors and executive officers as a group beneficially owned 2,597,200 shares (approximately 65.4% of our outstanding common stock as of March 28, 2013). As a result of their ownership of our common stock, our directors and executive officers, collectively, may be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the company, and this may have a material adverse effect on the trading price of our common stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.  Provisions in our certificate of incorporation, as amended, and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your common stock. These provisions could also limit the price that investors might be willing to pay in the future for our securities, thereby depressing the market price of our securities. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. We have not opted out of the restrictions under Section 203.

Our stockholders may experience significant dilution as a result of any additional financing using our equity securities and/or debt securities.  To the extent that we raise additional funds by issuing equity securities or convertible debt securities, our stockholders may experience significant dilution. Sale of additional equity and/or convertible debt securities at prices below certain levels will trigger anti-dilution provisions with respect to certain securities we have previously sold. If additional funds are raised through a credit facility or the issuance of debt securities or preferred stock, lenders under the credit facility or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of our common stock, and any credit facility or additional securities could contain covenants that would restrict our operations.

If the price of our common stock is volatile, purchasers of our common stock could incur substantial losses.  The price of our common stock may be volatile. The market price of our common stock may be influenced by many factors, including but not limited to the following:

•	announcements of developments related to our business;

•	quarterly fluctuations in our actual or anticipated operating results;

•	announcements of technological innovations;

•	new products or product enhancements introduced by us or by our competitors;

•	developments in patents and other intellectual property rights and litigation;

•	developments in our relationships with our third party manufacturers and/or strategic partners;

•	developments in our relationships with our customers and/or suppliers;

•	regulatory or legal developments in the United States, Israel and other countries;

•	general conditions in the global economy; and

•	any other factors described in this “Risk Factors” section.

For these reasons and others, you should consider an investment in our common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the value of your investment.

A sale of a substantial number of shares of our common stock or securities convertible into or exercisable for our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.  Our common stock is traded on the OTCQB and, despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may have been relatively small or non-existent. Finance transactions resulting in a large amount of newly issued securities that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell those shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Moreover, we may become involved in securities class action litigation that could divert management’s attention and harm our business.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price of our common stock could decline.  We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us, the trading price for our common stock would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our common stock would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

We did not declare or pay cash dividends in either 2012 or 2011 and do not expect to pay dividends for the foreseeable future.  We have no dividends policy and will consider distributing dividends on a year by year basis. The payment of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our certificate of incorporation, as amended, or amended and restated bylaws that restrict us from declaring dividends. There are no assurances that we will pay dividends in the future.

If our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. Subject to certain exceptions such as if we have net tangible assets of $2,000,000 or more or our common stock has a market price per share of $5.00 or more (as calculated pursuant to SEC rules), transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock is subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must: make a special written suitability determination for the purchaser;• receive the purchaser’s written agreement to the transaction prior to sale; provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed. As a result, if our common stock is subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These could affect low-priced stocks, such as ours, even if they do not qualify as “penny stocks” under the SEC rules. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers,

•	“Boiler room” practices involving high-pressure sales tactics,

•	Manipulation of prices through prearranged matching of purchases and sales,

•	The release of misleading information,

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers, and

•	Dumping of securities by broker-dealers after prices have been manipulated to a desired level which hurts the price of the stock and causes investors to suffer losses.

Our shares of common stock are not yet listed for trading on a national securities exchange.  The listing of our shares of common stock on a national exchange is a condition to the Offering. Although we have applied to have our common stock listed for trading on The NASDAQ Capital Market and we currently expect such listing to be approved in connection with the contemplated Offering, there is no assurance that such listing will be approved or how long such approval could take. In addition, there can be no assurance that the contemplated Offering will be consummated in April 2013 or at all. Currently, our common stock only trades on the OTCQB and is not listed for trading on any national securities exchange. Investments in securities trading on the OTCQB are generally less liquid than investments in securities trading on a national securities exchange. The pool of potential investors who may buy and sell on the OTCQB is limited. Many institutional investors have policies which preclude them from doing so. You may not be able to sell your securities at the time desired or at the price desired. The failure of our securities to be approved for trading on a national securities exchange may have the effect of limiting the trading activity of our securities and reducing the liquidity of an investment in our common stock. The effects of not being able to list our securities on a national exchange include:

•	limited dissemination of the market price of our securities,

•	limited news coverage,

•	limited interest by investors in our securities,

•	volatility of our common stock prices due to low trading volume,

•	increased difficulty in selling our securities in certain states due to “blue sky” restrictions, and

•	limited ability to issue additional securities or to secure additional financing.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel). Enertec’s offices and facilities currently consist of approximately 25,000 square feet located in Karmiel, in the north of Israel leased at approximately $200,000 per year for the remaining lease duration. The lease term expires in June 2021, subject to two five-year extension options and early termination provision after five years, which we hold. We believe that Enertec’s present facilities are suitable for its existing and projected operations for the near future.

Micronet currently maintains two facilities in adjacent buildings in Azor, Israel. One of these facilities is leased, or the Lease, and the other facility is under a long-term lease, or the Long Term Lease, under which Micronet has purchased “like ownership” rights from the Israeli Land Administration. The facility subject to the Long Term Lease is used as Micronet’s headquarters and the facility subject to the Lease is an industrial building which houses its factory. Micronet’s executive offices occupy approximately 9,688 square feet and house the corporate functions, sales support, marketing, finance, engineering and operating groups. The Long Term Lease expires in April 2028, subject to our option to extend the term by another 49 years. We do not pay rent with respect to this facility because we have purchased the lease rights. The factory facility occupies approximately 11,840 square feet and is used for the manufacturing and logistic support of the business, including warehouse. The Lease expires in June 2013, subject to our option to extend the term for two additional years until June 2015, and has a current annual base rent, including property management fees, of approximately $130,000 per year. Micronet believes that its present facilities are suitable for its existing and projected operations for the near future.

Item 3.	Legal Proceedings.

Enertec and Micronet are not subject to any legal proceedings that have materially affected, or are reasonably likely to materially affect, their business or financial position.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Transactions in our common stock are currently reported in the United States under the symbol “LPSTD” on the OTCQB, a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

As there is no presently no established public trading market for our common stock, there are limited and sporadic quotations of our common stock on the OTCQB.

Holders

As of March 28, 2013, we had 3,968,246 shares of common stock outstanding and such shares were held by approximately 39 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

Dividends

We did not declare or pay cash dividends in either 2012 or 2011 and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We have no dividends policy and will consider distributing dividends on a year by year basis. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. The business and operations of the Company and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors,” included in this Annual Report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

Overview

We are a Delaware corporation that was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. We operate through two Israel-based companies, Enertec, our wholly-owned subsidiary, and Micronet, in which we have a controlling interest, which develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet operates in the growing commercial MRM market. Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Micronet’s customers consist primarily of ASPs and solution providers specializing in the MRM market. Currently, Micronet does not sell to end-users. Its customers are generally MRM solution and service providers, such as PeopleNet and XRS Corporation. These companies sell Micronet’s products as part of their MRM systems and solutions. Micronet has customers in 20 countries. The United States currently constitutes its largest market, representing approximately 86% of revenue for the year ended December 31, 2011 and 92% for the year ended December 31, 2012. For the year ended December 31, 2011, Micronet’s largest customer was PeopleNet, which represented approximately 39% of its revenues. The next largest customer represented approximately 16% of its revenues. For the year ended December 31, 2012, Trimble and PeopleNet combined (as a result of the acquisition of PeopleNet by Trimble) represented approximately 79% of Micronet’s revenues. In the year ended December 31, 2012 no other customer accounted for more than 9% of Micronet’s revenue.

We acquired control of Micronet in September 2012 and until January 21, 2013 we owned 50.1% of Micronet. On January 21, 2013, each of Micronet’s Chairman of the board of directors and Chief Executive Officer exercised certain options to purchase Micronet ordinary shares. Collectively, Micronet’s Chairman, its Chief Executive Officer and other executives currently hold options exercisable for approximately 4% of Micronet’s outstanding ordinary shares, and approximately 90% of these options are “in the money”, meaning the exercise price is less than the current market price. In addition, securities convertible into approximately 1.75% of Micronet’s outstanding ordinary shares are outstanding; however, these securities are not currently “in the money.” As a result of the stock option exercises, our ownership of Micronet shares was diluted from 50.1% to 48.06%. Because of Micronet’s current business and future prospects, we intend to control at least a majority of the outstanding Micronet ordinary shares. On March 17, 2013, we entered into a voting agreement with Shlomo Shalev, Micronet’s Chairman who holds approximately 3% of Micronet’s outstanding ordinary shares and options exercisable for approximately 2% of Micronet’s outstanding ordinary shares, pursuant to which we agreed to meet with Mr. Shalev prior to each shareholders meeting of Micronet to coordinate our voting on each matter to be voted upon and, in the event we are not able to reach an agreement with respect to voting, Mr. Shalev will vote all of his Micronet shares in accordance with our instructions. The voting agreement may be terminated by either party upon 90 days’ prior written notice. In addition, we plan to exercise certain options we own to buy additional Micronet ordinary shares and increase our actual percentage ownership of Micronet to at least 50.1%. Currently, the exercise prices of our options are less than the market price of Micronet’s ordinary shares.

Enertec operates in the Defense and Aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force and Navy and by foreign defense entities. Approximately 65% of our revenues for the year ended December 31, 2011 were from independent business units or groups within IAI, the leading Israeli defense system integrator, and approximately 26% were from business units of Rafael, another Israeli state-owned major defense developer and integrator of critical weapon systems. For the year ended December 31, 2012, IAI represented approximately 78% and Rafael represented approximately 11% of Enertec’s revenues, respectively. These distinct units and groups create diversity to our business and revenue streams. The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air). Command and control systems represented approximately 74% of Enertec’s revenues for the year ended December 31, 2011 and 75% for the year ended December 31, 2012 and our automated test equipment represented approximately 22% of Enertec’s revenues for the years ended December 31, 2011 and 2012.

Management believes that the demand for our products, systems and solutions is not affected significantly by fluctuations in any particular geographic market outside the State of Israel because our products, systems and solutions can be tailored to fit the needs of these different disciplines and are not limited to any specific geography.

Our strategy focuses on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products, as well as the development of new potential segments and markets. To enhance our growth, we also look for appropriate acquisitions to complement and expand our offerings, support our goals and increase our competitive strengths. We concentrate the majority of our resources, including our marketing and sales efforts, in the United States, Israeli and European markets and the large growing Indian defense market.

In order to sell into the growing Indian defense market, in 2011 we entered into an agreement establishing a new joint venture with Amtek, a leading Indian industrial group, to market, manufacture and sell systems and solutions in India based on Enertec’s technological and engineering capabilities. Amtek organized and is operating the joint venture entity. However, our investment is subject to the approval of the FIPB. We have submitted all necessary application materials and are awaiting the FIPB’s approval of our application to acquire our ownership stake. Management believes that the joint venture will enable us to deliver additional solutions to current and potential customers to satisfy their local procurement obligations in India that derive from their sales to Indian governmental entities. The joint venture also has the potential to create new sales opportunities in India and nearby markets.

Liquidity and Capital Resources

On September 7, 2012, we, through our wholly-owned subsidiary Enertec Electronics, acquired from three Israeli individuals who collectively were the former controlling shareholders, or the Sellers, 47.5% of the issued and outstanding shares of Micronet pursuant to a stock purchase agreement, or the Agreement. As a result of the transaction, we became the largest shareholder of Micronet.

Pursuant to the terms of the Agreement, the Company acquired from the Sellers 8,256,000 ordinary shares of Micronet for approximately 17,300,000 NIS (approximately $4,300,000), divided pro rata among the Sellers. The Agreement also includes two call options granted to the Company and a put option granted to the Sellers. Pursuant to the initial call option, the Company is entitled to purchase from the Sellers, during the period beginning on the closing of the transaction and for 11 months thereafter, up to an additional 996,000 ordinary shares of Micronet (5.49% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS (currently reflecting $0.563 per share) per share as adjusted based on the Israeli customers index. Under the second call option, the Company is entitled to purchase from the Sellers, during the period beginning 12 months from the closing of the transaction and expiring 21 months from the closing of the transaction, up to an additional 1,200,000 ordinary shares of Micronet (6.62% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS per share as adjusted based on the Israeli customers index (currently reflecting $0.563 per share) plus 25% of Micronet’s 2012 gross profit per share based on Micronet’s issued and outstanding shares as of December 31, 2012, up to a maximum of 18,850,000 shares, but in any event such price per share shall not exceed 3 NIS (currently reflecting $0.80 per share). Pursuant to the put option granted to Sellers, the Sellers can cause the sale of up to an additional 333,334 ordinary shares per Seller (and a total of up to 1,000,002 shares constituting 5.52% of Micronet’s issued and outstanding shares) for a price of 2.2 NIS per share (currently reflecting $0.59 per share) as adjusted based on the Israeli customers index. The put option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 22-month anniversary of the closing of the transaction. On November 14, 2012, we, via Enertec Electronics, partially exercised its right pursuant to the initial call option granted under the Agreement and acquired an additional 2.6% of the then issued and outstanding shares of Micronet for a consideration of approximately $246,000 (based on the NIS/dollar exchange rate at that time), increasing our ownership to 50.1% of the issued and outstanding shares of Micronet.

As of March 14, 2013 there are 543,000 ordinary shares remaining under the initial call option constituting 2.99% of Micronet’s issued and outstanding shares and there are an additional 1,200,000 ordinary shares under the second call option constituting 6.62% of Micronet’s issued and outstanding shares.

In connection with the acquisition of Micronet stock pursuant to the Agreement, or the Acquisition, we entered into an Amended and Restated Note and Warrant Purchase Agreement, dated as of September 7, 2012, with UTA. The Amended and Restated Note and Warrant Purchase Agreement amended the Note and Warrant Purchase Agreement, dated July 12, 2011, as amended by that certain letter agreement dated as of August 16, 2011, and as further amended by that certain Second Amendment to Note and Warrant Purchase Agreement dated as of August 31, 2011 and that certain Third Amendment to Note and Warrant Purchase Agreement dated as of November 24, 2011 with UTA, or the Original Agreement. We had initially entered into the Original Agreement with UTA to raise capital that would help support our growth strategy through potential acquisitions of target companies with synergetic businesses to allow us to enlarge the variety of our solutions to the market and increase our competitiveness. In connection therewith, on September, 1, 2011, we issued to UTA a secured promissory note in the principal amount of $3,000,000 that matures on March 1, 2014 and bears interest at a rate of 8% per annum, or the First Note, and a warrant to purchase up to 476,113 shares of our common stock, or the First Warrant, which is currently exercisable. In connection with the First Note, we entered into a Pledge and Security Agreement under which we pledged, as security in favor of UTA for the obligations of the Company under the First Note and then contemplated Second Note (as defined below), among other things, all of the shares of capital stock of Enertec Electronics and granted, as additional security in favor of UTA, a security interest in and lien on any and all accounts receivable, contracts, chattel paper, equipment and all other assets of the Company. Also on September 1, 2011, Enertec Electronics and Enertec Management entered into a Pledge and Security Agreement under which they guaranteed all of the Company’s obligations to UTA and agreed not to transfer, pledge or encumber any shares of Enertec Management and Enertec without the prior written consent of UTA unless such transfer, pledge or encumbrance was previously contemplated. Enertec Electronics also granted UTA, as security in favor of UTA for the obligations of the Company under the transaction documents, a security interest in and lien on all of the shares of Enertec Management and Enertec Management granted UTA, as security in favor of UTA for the obligations of the Company under the transaction documents, a security interest in and lien on all of the shares of capital stock of Enertec.

Pursuant to, and in connection with, the Amended and Restated Note and Warrant Purchase Agreement, we and UTA revised the Original Agreement and First Note to provide, among other things, (i) for the consummation of the Second Closing, as described below, to assist the Company in financing the Acquisition although the time period in which the Second Closing could occur had expired under the terms of the Original Agreement, (ii) that Enertec pledge to UTA the shares acquired in the Acquisition, or the Enertec Pledge, (iii) that DLC, our controlling stockholder, enter into a pledge agreement with UTA to pledge 500,000 shares of our common stock owned by DLC, (iv) that the Secured Promissory Note made by the Company payable to UTA, dated September 1, 2011 in the principal amount of $3,000,000 be amended to provide that the principal payments be paid in three equal principal payments of $1,000,000 each, the first on December 31, 2012, and the second on September 1, 2013, with the remaining principal balance due at the maturity on March 1, 2014, and (v) that we satisfy within four months of September 7, 2012 the corporate governance requirements, or the NASDAQ Requirements, under the NASDAQ Stock Market, or the NASDAQ, Marketplace Rule 5605 (relating to Board and Board committee composition, process and decision-making), Rule 5610 (relating to codes of conduct) and Rule 5630 (relating to the review and approval of related-party transactions) as if our common stock were listed on the NASDAQ.

On September 7, 2012, the date of the Second Closing, the Company issued to UTA pursuant to the Amended and Restated Note and Warrant Purchase Agreement (i) a secured promissory note in the principal amount of $3,000,000, with an initial interest rate equal to 8% per annum, $1,500,000 of such amount payable on May 15, 2013, and the remaining balance due at the Maturity Date of April 1, 2014, or the Second Note, and (ii) a warrant entitling UTA to purchase from the Company up to a total of 300,000 shares of our common stock at an exercise price initially equal to $1.30 per share, subject to adjustment in certain circumstances, or the Second Warrant, which is currently exercisable and expires on March 7, 2018.

On November 6, 2012, we and UTA amended the terms of the First and Second Warrants, or the Warrants, to provide that, subject to certain terms and conditions, (i) we will not issue Additional Shares of Common Stock (or Common Stock Equivalents), as such terms are defined in the Warrants, at a price per share of less than $1.00 without UTA’s prior written consent for so long as any warrant remains unexercised, (ii) UTA waives its right to certain anti-dilution protections of each Warrant as a result of our issuance of additional shares of Common Stock or Common Stock Equivalents for consideration per share less than the applicable exercise price at the issuance date, subject to certain adjustments, and (iii) we waive certain upward exercise price adjustments with respect to one-third of the warrant issued under the Original Agreement and agree that the exercise price with respect to such entire warrant shall remain the same exercise price at the issuance date, subject to certain adjustments, regardless of our 2012 after-tax consolidated net income.

On January 28, 2013, we and UTA amended the terms of the Amended and Restated Note and Warrant Purchase Agreement and the First Note and Second Note to provide that any net proceeds of any equity financing by us or any of our subsidiaries will be applied as follows: (x) the first $4,000,000 may be retained by us or applied to reduce other obligations of ours or a subsidiary of ours, and (y) 75% of the excess of such net proceeds over $4,000,000 may be retained by us or applied to reduce other obligations of ours or a subsidiary of ours, and the remaining 25% shall be applied (A) first to the repayment of the First Note and (B) second, to the extent any proceeds remain, to the repayment of the Second Note. We and UTA also agreed (i) to waive the NASDAQ Requirements during the pendency of the Offering, and (ii) upon the application of our December 17, 2012 prepayment of $2,500,000 owed to UTA and the release of the Enertec Pledge. In consideration for the amendments and releases we agreed to pay UTA $480,000 in cash or a combination of cash and shares of our common stock. The prepayment of $2,500,000 was applied as follows: (i) an amount of $1,000,000 was applied to reduce the principal amount of the First Note (due on December 31, 2012); (ii) an amount of $1,000,000 was applied to reduce the principal amount of the Second Note (due on May 15, 2013); and an amount of $500,000 was applied to reduce the principal amount of the First Note (due on September 1, 2013). Following this prepayment, the principal amounts under the First Note and Second Note were $1,500,000 and $2,000,000, respectively.

On March 8, 2013, UTA fully exercised the Warrants described above, and we issued an aggregate of 726,746 shares of common stock to UTA upon such exercise, which represents approximately 18.3% of our outstanding common stock as of March 14, 2013. The First Warrant was exercised for the full amount of 476,113 shares of common stock at an aggregate exercise price of $476,113, based on an exercise price of $1.00 per share, which exercise price was paid by reducing the $480,000 we owed UTA for the amendments and releases described above. The Second Warrant was exercised for 250,633 shares through a cashless exercise method.

As of December 31, 2012, our total cash and cash equivalents balance was $10,611,000 and marketable securities amounted to $3,183,000. These balances, as compared to $940,000 and $0, respectively, as of December 31, 2011, reflect a significant increase of $9,671,000 in cash and cash equivalents and of $3,183,000 in marketable securities, attributable mainly to the Acquisition, which Micronet accounted for $6,885,000 and $3,183,000, respectively. The remaining $2,786,000 increase in our cash balance as of December 31, 2012 as compared with December 31, 2011 is due to increased collection of the accounts receivable of Enertec and as a result of our entry into a $1,000,000 forward contract to hedge against USD/NIS currency fluctuations. This forward contract was financed by bank debt and increased our cash balance by $1,000,000 as of December 31, 2012.

As of December 31, 2012, our total current assets were $33,984,000 as compared to $12,074,000 at December 31, 2011. This significant increase in the current assets is attributable primarily to the increase of $12,854,000 in cash and cash equivalents and marketable securities (see above), an increase of $3,198,000 in accounts receivable, the $945,000 in fair value of a call option and an increase in inventory of $4,913,000. The increase of the inventory is attributable to the inventory of Micronet (amounting to $5,709,000), which increase was slightly offset by the reduction of $796,000 in the inventory of Enertec.

Our accounts receivable at December 31, 2012 were $9,914,000 as compared to $7,947,000 at December 31, 2011. This increase in accounts receivables is due to the consolidation of Micronet’s accounts receivable total of $2,962,000 which was offset by a reduction of $995,000 in the accounts receivable of Enertec due to collection as mentioned above.

As of December 31, 2012, our working capital was $19,430,000 as compared to $7,963,000 at December 31, 2011. The increase in the working capital is due primarily to the Acquisition as described above.

As of December 31, 2012, our total bank debt was $8,630,000 as compared to $3,271,000 at December 31, 2011. Our bank debt is composed of short-term loans amounting to $4,689,000 as of December 31, 2012 compared to $766,000 at December 31, 2011, and long-term loans amounting to $3,941,000 as of December 31, 2012 compared to $2,505,000 at December 31, 2011. The short-term loans have maturity dates between January 2013 and September 2013 and have interest rates between Israeli prime (currently 3.25%) to prime plus 2%. The long-term loans have maturity dates between May 2014 and January 2018 and have interest rates between Israeli prime plus 0.5% to 2.75%.

The current portion of long-term loans from others and a convertible debenture at December 31, 2012 was $1,671,000 as compared to $1,000,000 at December 31, 2011. The increase in current portion of long-term loans is due to the consolidation of Micronet’s liabilities.

As of March 14, 2012, we were in compliance with all of the terms of our bank debt.

On December 17, 2012, our wholly-owned subsidiary Enertec Electronics entered into a loan agreement with an Israeli bank, pursuant to which Enertec Electronics obtained a loan for 14,000,000 NIS (approximately $3,685,000), 9,000,000 NIS (approximately $2,370,000) of which is a long term loan that is to be repaid within five years and 5,000,000 NIS (approximately $1,315,000) is a short-term credit line. Approximately $2,500,000 of the proceeds of this loan were used to repay certain of our debt to UTA under that certain Amended and Restated Note and Warrant Purchase Agreement described above. The long-term loan initially bears annual interest at a rate of prime plus 2.75% per annum, and the credit line will initially bear interest at a rate of prime plus 2% per annum. Both of these interest rates are adjustable in accordance with the terms of the loan documents. The loan is primarily secured by a pledge of the Micronet shares we hold through Enertec, which were previously pledged to UTA but were released in connection with the partial repayment. In addition, our other subsidiaries provided a guarantee of Enertec Electronic’s obligations under the loan documents.

Enertec has covenanted under certain bank loans, amongst other things, that (i) its shareholders’ equity according to its financial statements will not be below 18,000,000 NIS, and (ii) its shareholders’ equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec Electronics has also covenanted under a certain bank loan, amongst other things, that (i) Micronet’s equity will not be lower than 25,000,000 NIS (approximately $6,500,000), (ii) Micronet’s cash level will not be lower than 5,000,000 NIS (approximately $1,300,000), and (iii) Micronet will maintain a financial debt to EBITDA ratio not to exceed 2:1. Enertec and Micronet have met all of their bank covenants. As of December 31, 2012, the shareholders’ equity of Enertec was 22,807,000 NIS which constitutes 47.8% of the total liabilities on its balance sheet. As of December 31, 2012 (i) the shareholders’ equity of Micronet was 52,934,000 NIS which constitutes 66.1% of the total liabilities on its balance sheet, (ii) Micronet’s cash and marketable securities was 37,583,000 NIS (approximately $10,068,000) and (iii) Micronet’s financial debt to EBITDA ratio was approximately 1:4.

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

Based on our current business plan, we anticipate that our cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. In addition, we currently intend to use a significant portion of the net proceeds of the Offering to better enable the Company to grow and meet its future operating and capital requirements. Please note that there can be no assurance that the contemplated Offering will be consummated. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues for the year ended December 31, 2012 were $17,788,000 as compared to $10,146,000 for the year ended December 31, 2011. This represents an increase of $7,642,000, or 75%, for the year ended December 31, 2012. The increase in revenue is primarily due to consolidating Micronet’s financial results following the Acquisition in September 2012. Micronet contributed $7,341,000 to our consolidated revenues for the four months from September until December 31, 2012 while Enertec accounted for an increase in revenues of $301,000 for the year ended December 31, 2012.

During 2011, Micronet launched a new line of products (the CE500 series) and commenced sales to strategic customers, significantly increasing its revenues in 2011 and 2012. During the year ended December 31, 2012, Micronet sold 69,000 devices, compared to 37,000 devices during the year ended December 31. Its total revenue for the year ended December 31, 2012 increased by approximately $16 million or 133%, as compared to the year ended December 31, 2011. U.S. revenue was approximately 92% of the total revenue in the year ended December 31, 2012 as compared to approximately 86% of the total revenue in the year ended December 31, 2011. The increase in U.S. revenue from fiscal year 2011 to 2012 was primarily attributable to orders from our largest customer in the United States, PeopleNet. The increase in revenue from fiscal 2011 to 2012 is also partially attributable to upgrades and optimization of the manufacturing and delivery capabilities of Micronet which enabled us to recognize revenues upon delivery on an expedited basis.

Gross profit increased by $149,000, to $3,998,000 for the year ended December 31, 2012 as compared to $3,849,000 for the year ended December 31, 2011. The actual increase in gross profit was $1,320,000 which was reduced by $1,171,000 due to a one-time depreciation of fair value of inventory in connection with the Acquisition.

Gross profit as a percentage of sales was 22% for the year ended December 31, 2012 compared to 38% for the year ended December 31, 2011. As explained above, the decrease in gross profit as a percentage of sales is primarily attributable to the depreciation of fair value of inventory in connection with the Acquisition.

Selling and marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the year ended December 31, 2012 were $752,000, as compared to $350,000 for the year ended December 31, 2011. The increase is primarily due to operations of Micronet which accounted for $373,000 of the increase in selling and marketing costs for the four months from the Acquisition through December 31, 2012.

General and administrative

General and administrative costs are part of operating expenses. General and administrative costs for the year ended December 31, 2012 were $2,243,000 as compared with $1,366,000 for the year ended December 31, 2011. The increase in the general and administrative costs is primarily due to the operations of Micronet which accounted for $537,000 of the increase in the general and administrative costs for the four months from the Acquisition through December 31, 2012.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the year ended December 31, 2012 were $777,000 compared to $240,000 for the year ended December 31, 2011. The increase in research and development is primarily due to the operations of Micronet, which accounted for $559,000 of the increase in research and development costs for the four months from the Acquisition through December 31, 2012. Since Micronet invests a larger portion of its income in research and development as compared to Enertec, management believes that there will be an increase in the research and development costs and portion of revenue in the near future.

Operating Expenses

For the year ended December 31, 2012, operating expenses totaled $4,323,000 which represents an increase of $2,367,000 from the year ended December 31, 2011. The increase in operating expenses as explained above is the result of consolidating Micronet’s operating expenses following the Acquisition.

Interest expense, net

Interest income, net for the year ended December 31, 2012 was $89,000 compared to interest expenses of $567,000, for the year ended December 31, 2011. The increase in interest income is due to the change in fair value of the First Warrant that resulted in a gain of $567,000 and also due to the change in fair value of the Micronet put and call options that resulted in an income of $719,000 for the year ended December 31, 2012.

Gain on bargain purchase

Following the Acquisition, we performed an independent valuation and as a result we determined that there was a gain on bargain purchase in connection with the Acquisition. We determined that the fair values of assets acquired pursuant to the Acquisition exceeded the purchase price by approximately $4,623,000, which was recorded as a bargain purchase gain, and is shown as a separate component of non operating income. The gain is not a taxable income event for tax purposes. Management’s determination that a gain should be recorded was based largely on the following:

•
Micronet is a publicly-traded company on the TASE. The purchase price takes into consideration the average price per Micronet share for the 12 month period prior to the Closing Date. The average price per Micronet share for the 12 month period prior to the Closing Date was approximately 2.2 NIS, whereas the purchase price was 2.1 NIS.

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

Our net income attributable to the Company was $5,417,000 in the year ended December 31, 2012, compared to net income attributable to the Company of $1,359,000 in the year ended December 31, 2011. This represents an increase in net income of $4,058,000. The increase was primarily the result of gain on bargain purchase of Micronet pursuant to the Acquisition. This gain is not taxable income.

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

Revenues from the sales of MRM products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee payable by the customer is fixed and determinable; and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery has occurred and acceptance is satisfied once the product leaves the Company premises.

Income taxes.  The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Accounting for uncertainty in income taxes requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefits recorded for these positions is measured as the largest benefit more likely than not to be sustained. Significant judgment is required in making these determinations. As of December 31, 2012, there are no unrecognized tax benefits. Deferred taxes and liabilities are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, when it is more likely than not that deferred tax assets will not be realized in the foreseeable future. In calculating our deferred taxes and liabilities we are taking into account various estimates, which are examined and if necessary adjusted on a quarterly basis, regarding our future utilization of future carry forward losses.

Intangible assets.  Intangible assets have been recorded as a result of Micronet’s acquisition. Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives of between 3 to 5 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite Intangibles Assets for Impairment,” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment allowing an entity to perform a qualitative impairment assessment. If the entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of indefinite-lived intangible assets for impairment is not required and the entity would not need to calculate the fair value of the asset and perform a quantitative impairment test. In addition, the standard did not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it revised the examples of events and circumstances that an entity should consider in interim periods, which are identical to those assessed in the annual qualitative assessment described above. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standard Update No. 2011-11, “Balance Sheet (210): Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosures about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. In January 2013, the FASB issued Accounting Standard Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The Company believes that the adoption of both the standard and the update will not have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2012, approximately 32% of our accounts receivables are in NIS and 68% of our accounts receivables are in USD while approximately 91% of our accounts payables are in NIS and 9% of our accounts payables are in are in USD. As a result of this segmentation, our business is exposed to fluctuations in foreign exchange rates which may have a negative affect on our results. For further information, see “Risk Factors -- Our financial results may be negatively affected by foreign exchange rate fluctuations.”, which appears elsewhere in this Annual Report.

Some of the loans assumed by the Company include loans which are based on a prime interest and are therefore not fixed rates loans. As a result, a change in the interest rates applicable to our loans may reflect a market risk exposure since our financial results may be negatively affected as a result of such changes in interest rate.

Item 8.	Financial Statements and Supplementary Data.

The Reports of Independent Registered Public Accounting Firms, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing on pages F-1 to F-27 of this Annual Report are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s CFO (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended December 31, 2012.  Based upon that evaluation, the Company’s CEO and CFO concluded that as of December 31, 2012 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as referred to above as of December 31, 2012 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The members of our board of directors and our executive officers, together with their respective ages and certain biographical information are set forth below. Mr. Lucatz receives no compensation for his services as a board member but is entitled to management services fees paid to a company under his control. Directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of, the board of directors.

Name	Age	Position
David Lucatz	56	Chairman of the Board, Chief Executive Officer and President
Tali Dinar	41	Chief Financial Officer and Secretary
Chezy Ofir(1)(2)	61	Director*
Jeffrey P. Bialos(3)	57	Director*
Jacob Berman(1)(3)	64	Director*
Miki Balin(1)(2)	42	Director*

* Will become a director upon effectiveness of the Offering. Please note that there can be no assurance that the contemplated Offering will be consummated.

(1)	Will become a member of the Audit Committee upon effectiveness of the Offering.
(2)	Will become a member of the Compensation Committee upon effectiveness of the Offering.
(3)	Will become a member of the Corporate Governance/Nominating Committee upon effectiveness of the Offering.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

David Lucatz was elected to our board of directors and appointed as our President and Chief Executive Officer in May 2010 and as a director of Micronet in September 2012. Since May 2010, Mr. Lucatz has been serving as the President of Enertec. Since 2006, he has been the Chairman of the Board, President and Chief Executive Officer of DLC, a boutique investment holding company based in Israel specializing in investment banking, deal structuring, business development and public/private fund raising with a strong focus in the defense and homeland security markets. From 2001 until 2006, he was part of the controlling shareholder group and served as a Deputy President and chief financial officer of I.T.L. Optronics Ltd., a publicly-traded company listed on the TASE engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries. From 1998 to 2001, he was the Chief Executive Officer of Talipalast, a leading manufacturer of Plastic products. Previously, Mr. Lucatz has been an executive vice president of Securitas, a public finance investments group. The board of directors believes that Mr. Lucatz’s experience over the last 25 years in management, operations, finance and business development in corporate turnaround, roll-up and M&A situations and experience in the electronics defense and homeland security sectors provides us with the comprehensive and valuable perspective and judgment necessary to guide our strategies and monitor their execution. Mr. Lucatz holds a B.Sc. in Agriculture Economics and Management from the Hebrew University of Jerusalem and a M.Sc. in Industrial and Systems Engineering from The Ohio State University.

Tali Dinar has served as our Chief Financial Officer since May 2010, the Chief Financial Officer of Enertec since November 2009 and the Chief Financial Officer of Micronet since November 2012. Since October 2009, Mrs. Dinar has served as vice president, finance of DLC, where she serves as key advisor to the company’s management and is responsible for implementing internal controls driving major strategic financial issues. From 2007 until 2009, she served as chief controller of the Global Consortium on Security Transformation, a global homeland security organization. From 2002 until 2007, she was the chief controller of I.T.L. Optronics Ltd.  Mrs. Dinar holds a B.A. in Accounting and Business Management from The College of Management Academic Studies and earned her CPA certificate in 1999.

Director Nominees Pending the Offering

Professor Chezy Ofir will become a director upon effectiveness of the Offering. He was appointed as a director of Micronet in September 2012. Professor Ofir has over 20 years of experience in business consulting and corporate management. During this period, Professor Ofir has served as a chairman and member of the boards of directors of a large number of companies in various sectors. Professor Ofir has been a director and Chairman of the Financial Reporting Committee of Makhteshim Agam, a leading manufacturer and distributor of crop protection products, has served as a director and member of all board committees of I.T.L. Optronics Ltd., a company which develops and markets advanced systems and solutions for the defense, warfare and security industries, and as a member of the board of directors, Chairman of the Audit Committee and member of all board committees of Shufersal, is the largest food and non-food retail chain in Israel. He served as a member of the Executive Export Trade and Marketing Committee of the Industry and Trade Ministry where he evaluated company programs and formulated and recommended funding to the committee. Professor Ofir has been a faculty member at the Hebrew University for more than 20 years. Professor Ofir founded an Executive MBA program for CEOs, which is the first and only program of its kind in Israel. Additionally, Professor Ofir has been the Chairman of the Marketing Department at the Hebrew University Business School since 1988. Professor Ofir has been invited as a lecturer or research partner to many top universities, including Stanford University, University of California Berkeley, New York University and Georgetown University. Professor Ofir’s publications have been covered in media and leading international business magazines and papers, including The Financial Times, MIT Sloan Management Review and Stanford Business. The board of directors believes that Professor Ofir’s extensive experience in consulting companies on strategic processes, international business development, business and marketing strategy, establishing control systems, products and new product strategies and pricing strategy will enable him to provide effective oversight as a member of our board of directors. Professor Ofir holds a B.Sc. and M.Sc. in Engineering and doctorate and master’s degrees in Business Administration from Columbia University.

Jeffrey P. Bialos will become a director upon effectiveness of the Offering. Mr. Bialos has broad ranging domestic and international legal experience spanning 22 years in private practice in Washington, D.C. with two large national law firms (currently, Sutherland, Asbill & Brennan LLP and, previously, Weil, Gotshal & Manges). He has represented a wide range of domestic and foreign firms (including large multinational corporations and leading defense and aerospace firms), foreign governments, development institutions such as the European Bank for Reconstruction and Development and the International Finance Corporation, private equity funds, public-private partnerships and other entities, in a diverse range of corporate and commercial, adjudicatory, regulatory, policy and interdisciplinary matters. He has considerable experience in Europe, the Middle East and Asia. The board of directors believes that his broad and intimate familiarity with the aerospace, defense, information technology, space and homeland security industries and the depth and breadth of his professional experience as a practicing lawyer will enable him to provide effective oversight as a member of our board of directors. Mr. Bialos holds a JD from the University of Chicago Law School, a MPP from the Kennedy School of Government at Harvard University and an AB from Cornell University.

Jacob Berman will become a director upon effectiveness of the Offering. Mr. Berman has extensive experience in the finance, banking, and real estate industries. Since 2002, Mr. Berman has been advising corporate clients and high net worth individuals in the entry and financing of credit and real estate related transactions as President of JB Advisors, Inc. His past experience includes acting as President of Thor Funding, LLC, an arm of Thor Equities, from 2004 to 2005, where Mr. Berman was responsible for business development and investor relations. Prior to his role with Thor Funding, LLC, and most notably, Mr. Berman founded and presided at Commercial Bank of New York, a bank which he grew from 12 employees and $15 million in capital to a NASDAQ listed company with 14 branches in Manhattan alone, 350 employees and $2.3 billion in total client assets. From 2008 to 2010, Mr. Berman also served as President of GoldCrest Funding, a financial services firm that specializes in trade financing, factoring and asset-based lending. The board of directors believes that his significant experience in the finance and banking industry and his dual U.S. and Israeli citizenship will enable him to provide effective oversight as a member of our board of directors. Mr. Berman holds an MBA from the University of Chicago and a BA in Economics and Accounting from Queens College.

Miki Balin will become a director upon effectiveness of the Offering. Mr. Balin is the CEO and founder of WinBuyer. WinBuyer, which he founded in 2004, develops products for e-retailers. Mr. Balin has devoted much of his career to managing marketing-related ventures. Prior to establishing Conversion Methods and WinBuyer, he founded Balin, Adatto & Cohen, a leading healthcare consulting and advertising firm in Israel.

He also managed a family-owned food distribution company, and served as general manager of the Rina Shinfeld Ballet Theatre, where he still serves as a director today. In 2011, WinBuyer was awarded the “Best Product at eCommerce Expo” for its product Winbuyer 2.0. The board of directors believes that his experience as a business executive and in marketing will enable him to provide effective oversight as a member of our board of directors.

Key Employees and Members of Management

The following is a brief description of the business experience of our key employees who are not executive officers:

Shlomo Spokone Shalev, age 50, has been Chairman of the Board of Micronet since 2011. Prior to joining Micronet, he served as Active Chairman of the Board of NetromX, an enterprise software company. Prior to that, Mr. Shalev held various senior managerial positions in private and publicly traded companies. Mr. Shalev holds a B.A. in Economics from Ben Gurion University and an MBA from the University of San Francisco.

Zvi Avni, age 51, has been a director and CEO of Enertec since January 1, 2002. Mr. Avni has 28 years of experience with command and control systems and automatic test equipment, or ATE, for the military market. He has worked at Elbit Systems for 12 years as an ATE group leader. Mr. Avni received a Practical Electronics Engineering degree from Haifa Technion Institute of Technology in 1982.

Refael Katz, age 55, joined Micronet in 2002 to lead its sales team and has been CEO since 2005. Prior to joining Micronet, Mr. Katz was co-founder and CEO of CT Motion, a cellular location-based services company.

_________________________

There are no arrangements or understandings with major stockholders, customers, suppliers or others pursuant to which any of our directors or members of senior management were selected as such. In addition, there are no family relationships among our executive officers and directors.

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

Corporate Governance

Our board of directors is currently comprised of one director. Mr. Lucatz, our President and Chief Executive Officer, is not independent as that term is defined under the NASDAQ Listing Rules. Professor Ofir and Messrs. Bialos, Berman and Balin will become directors upon effectiveness of the Offering, if it occurs. Each of Professor Ofir and Messrs. Bialos, Berman and Balin qualify as “independent” under the NASDAQ Listing Rules (even though we are not currently listed on such exchange), federal securities laws and SEC rules with respect to members of boards of directors. Upon effectiveness of the Offering, we intend to establish an Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee, and otherwise meet the NASDAQ corporate governance requirements.

Audit Committee

Upon formation, the Audit Committee’s responsibilities will include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee will also prepare the Audit Committee report that is required pursuant to the rules of the SEC.

Upon effectiveness of the Offering, the Audit Committee will consist of Professor Chezy Ofir, Jacob Berman and Miki Balin. Our board of directors has determined that each of Professor Ofir, Mr. Berman and Mr. Balin is “independent” as that term is defined under applicable SEC and NASDAQ rules. Mr. Berman is our audit committee financial expert. The board of directors will adopt a written charter setting forth the authority and responsibilities of the Audit Committee, which we intend to post to our website.

Compensation Committee

Upon formation, the Compensation Committee will be responsible for assisting the board of directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of our company; assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; administering our equity incentive plans; periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

Upon effectiveness of the Offering, the Compensation Committee will consist of Professor Chezy Ofir and Miki Balin. Our board of directors has determined that each of the members is “independent” as that term is defined under applicable SEC and NASDAQ rules. The board of directors will adopt a written charter setting forth the authority and responsibilities of the Compensation Committee, which we intend to post to our website.

Compensation Committee Interlocks and Insider Participation

Neither of Professor Chezy Ofir or Miki Balin is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Corporate Governance/Nominating Committee

Upon formation, the Corporate Governance/Nominating Committee will be responsible for assisting the board of directors in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees will be identified by the board of directors based on the criteria, skills and qualifications that will be recognized by the Corporate Governance/Nominating Committee. While our nomination and corporate governance policy may not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members will seek to identify nominees who have a variety of perspectives, professional experience, education, difference in viewpoints and skills, and personal qualities that will result in a well-rounded board of directors.

Upon effectiveness of the Offering, the Corporate Governance/Nominating Committee will consist of Jacob Berman and Jeffrey Bialos. The board of directors has determined that each of the members is “independent” as that term is defined under applicable SEC and NASDAQ rules. The board of directors will adopt a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee, which we intend to post to our website.

Changes in Nominating Process

None.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have any directors, executive officers or stockholders holding more than 10% of the Company’s issued share capital required to file reports under Section 16(a) of the Exchange Act because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees, including our chief executive officer and chief financial officer. It is filed as an exhibit to this Annual Report.

Item 11.	Executive Compensation.

The following information is furnished for the years ended December 31, 2012 and December 31, 2011 for our named executive officers.

Name and Principal Position	Year	Salary(1)	All Other Compensation(2)		Total
David Lucatz Chief Executive Officer and President(1)(3)	2012	$214,153	$37,655	(4)	$251,808
	2011	$208,183	$85,334	(4)	$293,517
Tali Dinar CFO and Secretary(1)	2012	$80,871	$82,938	(5)	$163,809
	2011	$87,173	$50,240		$137,413

__________

(1)	Salary paid in NIS. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2012 and 2011, respectively.

(2)
Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan.

(3)
This amount is paid through a consulting agreement effective as of August 2009, and amended as of October 2011, that we entered into with DLC (our controlling shareholder which is controlled by Mr. Lucatz). Under the consulting agreement, we paid DLC through September 2011 management fees of NIS 50,000 (approximately $14,000) on a monthly basis, and from October 2011 through October 2012, covered other expenses in a sum of NIS 10,000 (approximately $3,000) per month. As of October 1, 2011, the costs of the consulting fee and/or salary were adjusted and increased by NIS 10,000 so the monthly salary/consulting fee management fee was NIS 60,000 (approximately $17,000). In November 2012, we entered into new consulting and management services agreements with DLC that superseded the prior consulting agreement, the terms of which are discussed below under “Certain Relationships and Related Transactions.”

(4)	Also includes secretarial and office services provided by DLC team.

(5)	Also includes a three-month notice obligation allocated due to her employment termination from Enertec Electronics on October 31, 2012.

Employment Agreements

None of our employees is subject to a collective bargaining agreement.

On November 7, 2012, Ms. Dinar entered into an employment agreement with Micronet whereby she shall devote 80% of her time to Micronet. Ms. Dinar’s monthly base salary is currently 25,600 NIS (approximately $6,400). Ms. Dinar may be deemed to be an employee-at-will, since her agreement does not specify a term of employment, however, we may terminate the agreement at any time by providing Ms. Dinar with 90 days prior notice and Ms. Dinar may terminate the agreement at any time by providing us with 90 days prior notice. Upon termination, Ms. Dinar will be entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance pay unless such rights are denied as a matter of applicable law. However, if Ms. Dinar is terminated due to her committing a crime bearing moral turpitude or causing us substantial harm resulting from a material breach of her duties to us, Ms. Dinar will not be entitled to receive any prior notice, prior notice payment, in lieu thereof in connection with a termination initiated by Micronet, and severance pay may be denied. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions. Upon entering into her employment agreement with Micronet, her employment agreement with Enertec was terminated.

Pursuant to Ms. Dinar’s employment agreement with Enertec Electronics dated October 1, 2011, which was terminated as described above, she served as the vice president of finance and received a monthly base salary of 26,000 NIS (approximately $6,500). Ms. Dinar would have been deemed an employee-at-will, since her agreement did not specify a term of employment, however, each of Enertec Electronics and Ms. Dinar had the right to terminate the agreement at any time by providing the other party with two months’ prior notice. Upon termination of the agreement, Ms. Dinar was entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance pay, unless such rights are denied as a matter of applicable law. However, if Ms. Dinar had been terminated due to her committing a crime bearing moral turpitude or causing us substantial harm resulting from a material breach of her duties to us, Ms. Dinar would not have been entitled to receive any prior notice, prior notice payment, in lieu thereof in connection with a termination initiated by Enertec Electronics, and severance pay could have been denied. The agreement contained customary confidentiality, non-competition and non-solicitation provisions.

On August 12, 2009, Mr. Harry Mund, our former president and chief executive officer, entered into an employment agreement with Enertec, pursuant to which Mr. Mund is employed as a special advisor to the board of directors of Enertec, for two days per week, for a term of three years, for a salary of 25,000 NIS (approximately $6,500) per month. Following an agreed extension, the Agreement was terminated on December 1, 2012.

Director Compensation

During 2011 and 2012, our director did not receive any compensation for serving on our board of directors.

We will compensate our independent directors who will serve on our board of directors and any committees thereof for participation at meetings of the board and committees. Independent directors will receive $12,000 plus applicable taxes for each year of service as a director. In addition, independent directors will receive $250 (or $100 if the director participates via telephone or video conference) for each meeting in excess of three meetings in any month. Each independent director will receive an annual grant of options to purchase 5,000 shares of our common stock pursuant to the 2012 Stock Incentive Plan. These options will vest three years following the date of grant.

Upon the closing of the Offering, each independent director will receive a grant of options to purchase 5,000 shares of our common stock pursuant to the 2012 Stock Incentive Plan.

Outstanding Equity Awards

We did not have any equity awards outstanding as of December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 14, 2013 with respect to the beneficial ownership of the outstanding common stock held by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) our current director; (iii) each of our director nominees; (iv) each of our named executive officers; and (v) our executive officers and current director as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address for each of the below persons is c/o Enertec Systems 2001 Ltd, 21 Hanapach St., Karmiel, Israel.

Name	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)
5% Stockholders
D.L. Capital Ltd.(2)	2,597,200		65.4
UTA Capital LLC(3)	726,746	(3)	18.3
Zvi Avni	250,000		6.3
Directors and Named Executive Officers
David Lucatz(2)	2,597,200		65.4
Tali Dinar(3)	—		—
Chezy Ofir(4)	—		—
Jeffrey Bialos(4)	—		—
Jacob Berman(4)	—		—
Miki Balin(4)	—		—

Director and Executive Officers as a group (2 persons)	2,597,200		65.4

(1)
Applicable percentage ownership is based on 3,968,246 shares of common stock outstanding as of March 14, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of March 14, 2013 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Mr. Lucatz, by virtue of his being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the board of directors of DLC, may be deemed to beneficially own the 2,597,200 shares of our common stock held by DLC.

(3)
According to information contained in a Schedule 13G/A filed jointly on December 20, 2012 with the SEC and a Form 4 filed jointly on March 13, 2013 with the SEC by (i) UTA; (ii) the members or beneficial owners of membership interests in UTA, which include (a) YZT Management LLC, a New Jersey limited liability company and the managing member of UTA, and (b) Alleghany Capital Corporation, a Delaware corporation and a member of UTA; (iii) Alleghany Corporation, a publicly-traded Delaware corporation of which Alleghany Capital Corporation is a wholly-owned subsidiary; and (iv) Udi Toledano, the managing member of YZT Management LLC. Based on those filings and information subsequently available to us, as of March 14, 2013, UTA held sole voting and dispositive power with respect to such shares. YZT Management LLC, Alleghany Capital Corporation, Alleghany Corporation, and Udi Toledano have shared voting and dispositive power with respect to such shares by virtue of their relationships with UTA. UTA’s principal business address is 100 Executive Drive, Suite 330, West Orange, New Jersey 07052.

(4)	Will become a director upon effectiveness of the Offering, if it occurs.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	500,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	500,000

Pursuant to our 2012 Stock Incentive Plan, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 500,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. Stockholders will experience dilution in the event that shares of common stock are issued pursuant to the 2012 Stock Incentive Plan or any warrants that may be outstanding.

As of December 31, 2012, no options have been granted under this plan.

Micronet has issued immaterial number of stock options during the year ended December 31, 2012. Stock based compensation for the year ended December 31, 2012 was immaterial.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our management believes the terms of each of the below transactions are at least as favorable as could be obtained from unrelated third parties.

In December 2009, our subsidiary Enertec borrowed 4,000,000 NIS (approximately $1,127,000) from DLC. The loan had an annual interest of prime plus 0.1%. and was to mature on December 31, 2010 but was extended subject to DLC’s right to declare its maturity upon three business days’ notice. Between January 2011 and April 2011, this loan was repaid in full.

On March 2, 2011, Mr. Mund, who, in addition to being our former President and Chief Executive Officer, was our majority stockholder, sold to DLC the remaining 721,835 shares of our common stock held by him in consideration for NIS 600,000 (approximately $150,000). Immediately following such sale by Mr. Mund, DLC beneficially owned approximately 73.27% of the outstanding shares of our common stock.

On March 2, 2011, Mr. Mund sold to Enertec Management Ltd., an indirect, wholly-owned subsidiary of the Company, or Enertec Management, 27% of outstanding shares of Enertec not held by Enertec Management in consideration for approximately NIS 5.3 million (approximately $1.5 million). Following the transaction, Enertec is now our indirect, wholly-owned subsidiary.

Mr. Lucatz was paid through a consulting agreement effective as of August 2009, and amended as of October 2011, that we entered into with DLC (our controlling shareholder which is controlled by Mr. Lucatz). Under the consulting agreement, we paid DLC through September 2011 management fees of NIS 50,000 (approximately $14,000) on a monthly basis, and from October 2011 through October 2012 covered other expenses in a sum of NIS 10,000 (approximately $3,000) per month. As of October 1, 2011, the costs of the consulting fee and/or salary were adjusted and increased by NIS 10,000 so the monthly salary/consulting management fee was NIS 60,000 (approximately $17,000).

In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the audit committee of the board of Micronet approved the entry into a management and consulting services agreement with DLC, which provides that effective November 1, 2012 Mr. Lucatz will devote 60% of his time to Micronet matters for the three year term of the agreement and that Micronet will pay the entities controlled by Mr. Lucatz management fees of NIS 65,000 (approximately $16,667) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s shareholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with the Company, effective November 1, 2012, which provides that we will pay the entities controlled by Mr. Lucatz: (i) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (ii) an annual bonus of 3% of the amount by which the annual EBITDA for such year exceeds the average annual EBITDA for 2011 and 2010, and (iii) a one-time bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding the Offering, completed by us during the term of the agreement.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the transactions between the Company and UTA that occurred after UTA became the beneficial owner of more than five percent of our common stock.

Director Independence

Our board of directors has determined that, upon effectiveness of the Offering, if it occurs, a majority of the board will consist of members who are “independent” as that term is defined under current listing standards of NASDAQ. The board of directors considers Professor Ofir and Messrs. Bialos, Berman and Balin to be “independent.” Upon effectiveness of the contemplated Offering, (i) the Audit Committee will consist of Professor Chezy Ofir, Jacob Berman and Miki Balin, (ii) the Compensation Committee will consist of Professor Chezy Ofir and Miki Balin and (iii) the Corporate Governance/Nominating Committee will consist of Jacob Berman and Jeffrey Bialos.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in this Annual Report, and for other services normally provided in connection with statutory filings were $62,500, and $32,831 for the years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

We incurred fees of $30,000 and $9,039 for the years ended December 31, 2012 and December 31, 2011, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees.”

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $9,849 and $11,785 for the years ended December 31, 2012 and December 31, 2011, respectively. The services for which such fees were paid consisted of filing our tax returns for 2012 and 2011.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2012 and December 31, 2011.

Audit Committee Pre-Approval Policies And Procedures

Currently, our Board of Directors acts as our audit committee with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:

1.  Reference is made to the Reports of Independent Registered Public Accounting Firms, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements under Item 8 of Part II appearing on pages F-1 through F-27 hereto, which are incorporated herein by reference.

2.  Financial Statement Schedules:

None.

3.   Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report:

Number	Description of Exhibits
3.1
Certificate of Incorporation of the Registrant filed January 31, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.2
Certificate of Amendment of the Registrant filed April 23, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.3
Certificate of Amendment of the Registrant filed October 17, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.4
Certificate of Amendment of the Registrant filed March 14, 2013 (Incorporated by reference to Exhibit 3.4 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

3.5
Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.1
Employment Agreement, dated August 12, 2009, between Harry Mund and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) *

10.2
Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) *

10.3
First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2012) *

10.4
Management and Consulting Services Agreement, dated November 26, 2012, between D.L. Capital Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) *

10.5
Management and Consulting Services Agreement, dated February 8, 2013, between Micronet Ltd. and D.L. Consulting Group (1998) Ltd. (English Translation) (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) *

10.6
Note and Warrant Purchase Agreement, dated as of July 12, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2011)

10.7
First Amendment to Note and Warrant Purchase Agreement, dated as of August 16, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011)

10.8
Second Amendment to Note and Warrant Purchase Agreement, dated as of August 31, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.9
Third Amendment to Note and Warrant Purchase Agreement, dated as of November 24, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2012)

10.10
Amended and Restated Note and Warrant Purchase Agreement, dated as of September 7, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2012)

10.11
Letter Agreement, dated November 6, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013)

10.12
First Amendment to the Amended and Restated Note and Warrant Purchase Agreement, dated as of January 28, 2013, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013)

10.13
Secured Promissory Note, dated September 1, 2011, issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.14
Secured Promissory Note, dated September 7, 2012, issued to UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2012)

10.15
Company Pledge and Security Agreement, dated as of September 1, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.16
2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) *

10.17
Agreement, dated August 31, 2012, by and among Yehezkel Kaplan, Eli Nachum, Yoav Ben-Zvi and D.L. Capital Ltd. (English translation) (Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on December 14, 2012)

10.18
Special Personal Employment Agreement, dated November 7, 2012, between Micronet Ltd. and Tali Dinar (English Translation) (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) *

10.19
Personal Employment Agreement, dated October 1, 2011, between Tali Dinar and Enertec Electronics Ltd. (English Translation) (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) *

10.20
Summary of material terms of a December 17, 2012 bank loan to Enertec Electronics Ltd. (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.21
Shareholder Agreement, dated March 17, 2013, between Enertec Electronics Ltd. and Shlomo Shalev (English Translation) (Incorporated by reference to Exhibit 10.21 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

14.1
Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

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
101
The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2012, (ii) Consolidated Statements of Income for Years Ended December 31, 2011 and 2012, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2011 and 2012, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. **

* Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: March 29, 2013	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013
David Lucatz

/s/ Tali Dinar	Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2013
Tali Dinar

MICRONET ENERTEC TECHNOLOGIES  INC

(formerly known as "Lapis Technologies Inc.")

2012 CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

______________________

_____________

__

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Micronet Enertec Technologies, Inc. (formerly known as “Lapis Technologies, Inc.”)

We have audited the accompanying consolidated balance sheet of Micronet Enertec Technologies, Inc. (formerly known as “Lapis Technologies, Inc.”) (the “Company”) and its subsidiaries as of December 31, 2012 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2012 and the results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel
March 14, 2013
/s/ Ziv Haft Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
and Stockholders of
Lapis Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Lapis Technologies, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lapis Technologies, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.
Hackensack, New Jersey
March 23, 2012, except for Notes 18C and 19, shares outstanding, and per share information as to which the date is March 14, 2013.

 MICRONET ENERTEC TECHNOLOGIES, INC. (formerly known as “Lapis Technologies, Inc.”)

 CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Par Value data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,611	$940
Marketable securities	3,183	—
Trade account receivables, net	9,914	7,947
Inventories	7,392	2,479
Derivative asset – call options	945	—
Other account receivable	1,939	708
Total current assets	33,984	12,074
Property, and equipment, net	2,269	482
Intangible assets and others, net	1,635	—
Long term deposit	43	22
Total long term assets	3,947	504
Total assets	$37,931	$12,578
LIABILITIES AND EQUITY
Short term bank credit and current portion of long term bank loans	$4,689	$766
Current portion of long term notes and convertible debenture, net of discount	1,671	1,000
Trade account payables	4,701	1,312
Other account payables	3,420	1,033
Derivative liabilities – put option	73	—
Total current liabilities	14,554	4,111
Long term Loans from banks	3,941	2,505
Long term notes convertible debenture net of discount	1,370	1,282
Derivatives liabilities – warrants		799
Accrued severance pay, net	1,138	228
Deferred tax liabilities, net	60	—
Excess in losses of affiliated company	—	41
Total long term liabilities	6,509	4,855
(*)Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 100,000,000 shares authorized, 3,241,500 shares issued and outstanding	3	6
Additional paid in capital	957	—
Accumulated other comprehensive income	233	105
Retained earnings	8,918	3,501
Micronet Enertec stockholders equity	10,111	3,612
Non-controlling interests	6,757	—
Total equity	16,868	3,612
Total Liabilities and equity	$37,931	$12,578

(*)	Giving retrospective effect to the reverse split — see Note 19.

 MICRONET ENERTEC TECHNOLOGIES, INC. (formerly known as “Lapis Technologies, Inc.”)

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Earnings Per Share data)

	Year ended December 31,
	2012	2011
Revenues	17,788	10,146
Cost of revenues	13,790	6,297
Gross profit	3,998	3,849
Operating expenses:
Research and development	777	240
Selling and marketing	752	350
General and administrative	2,243	1,366
Amortization of intangible assets	551	—
Total operating expenses	4,323	1,956
Income (loss) from operations	(325)	1,893
Interest income (expense), net	89	(567)
Other income	4	—
Gain on bargain purchase	4,623	—
Income before provision for income taxes	4,391	1,326
Benefit for income taxes	(136)	(77)
Equity in losses (profit) on of affiliated company	(41)	44
Net income	4,568	1,359
Net loss attributable to non-controlling interests	(849)	—
Net income attributable to Micronet Enertec	5,417	1,359
(*) Earnings per share attributable to Micronet Enertec:
Basic	$1.67	$0.42
Diluted	$1.54	$0.42
Weighted average common shares outstanding:
Basic	3,241,500	3,241,500
Diluted	3,594,872	3,241,500

(*)	Giving retrospective effect to the reverse split — see Note 19.

 MICRONET ENERTEC TECHNOLOGIES, INC. (formerly known as “Lapis Technologies, Inc.”)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2012	2011
Net income	$4,568	$1,359
Other comprehensive income (loss), net of tax:
Currency translation adjustment	820	(318)
Total comprehensive income	5,388	1,041
Comprehensive income attributable to the non-controlling interests	157	—
Comprehensive income attributable to Micronet Enertec	$5,545	$1,041

 MICRONET ENERTEC TECHNOLOGIES, INC. (formerly known as “Lapis Technologies, Inc.”)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	3,241,500	$6	$78	$2,321	$423	$1,217	$4,045
Acquisition of non-controlling interest	—	—	(78)	(179)	—	(1,217)	(1,474)
Comprehensive income	—	—	—	1,359	(318)	—	1,041
Balance, December 31, 2011	3,241,500	6	—	3,501	$105	—	3,612
Non-controlling interest arising from business combination	—	—	—	—	—	7,096	7,096
Classification of warrants derivative to equity	—	—	1,105	—	—	—	1,105
Reverse split	—	(3)	3	—	—	—	—
Comprehensive income	—	—		5,417	128	(157)	5,388
Acquisition of non-controlling interest	—	—	(151)			(182)	(333)
Balance, December 31, 2012	3,241,500	$3	$957	$8,918	$233	$6,757	$16,868

(*)	Giving retrospective effect to the reverse split — see Note 19.

 MICRONET ENERTEC TECHNOLOGIES, INC. (formerly known as “Lapis Technologies, Inc.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,568	$1,359
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	779	66
Change in fair value of derivatives, net	(1,285)	(29)
Gain on bargain purchase	(4,623)	—
Equity in loss of affiliated company	(41)	41
Change in deferred taxes, net	(322)	4
Accrued interests on bank loans	83	—
Amortization of discount and change in the value of long term notes and convertible debenture, net	562	—
Changes in operating assets and liabilities (net of impact of acquisition):
Increase (decrease) in trade account receivables	2,008	(3,415)
Decrease in inventories	1,818	659
Increase (decrease) in accrued severance pay, net	(3)	139
Decrease in other account receivables	(637)	(207)
Increase (decrease) in trade account payables	819	(612)
Increase in other account payables	266	—
Net cash used in operating activities	3,993	(1,995)
Net cash provided by operating activities – discontinued operations	—	51
Net cash provided by (used in) operating activities	$3,993	$(1,944)

MICRONET ENERTEC TECHNOLOGIES, INC. (formerly known as “Lapis Technologies, Inc.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in long term deposit and restricted cash	—	(1)
Purchase of property and equipment	(615)	(293)
Marketable securities	(254)	—
Acquisition of newly-consolidated subsidiary, net of cash acquired (Appendix A)	1,580	—
Net cash provided by (used in) investing activities	711	(294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	4,033	(256)
Issuance of note and warrants	3,000	—
Receipt of long term loan	2,373	—
Repayment of convertible note	(695)	—
Repayment of long term debt to banks	(1,131)	—
Repayment of loans from related parties	—	(1,127)
Proceeds from long-term debt	—	6,141
Acquisition of non-controlling interests	(246)	(1,500)
Repayment of long-term notes	(2,500)	(414)
Net cash provided by financing activities	4,834	2,844
NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	9,538	606
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	940	626
TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	133	(292)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	10,611	940
Supplemental disclosure of cash flow information:
Amount paid during the period for:
Interest	$581	$233
Taxes	$95	$51

MICRONET ENERTEC TECHNOLOGIES, INC. (formerly known as “Lapis Technologies, Inc.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Appendix A

Acquisition of newly-consolidated subsidiary, net of cash acquired:

Working capital, other than cash	$(8,308)
Derivative asset – call options	(404)
Property and equipment	(1,400)
Intangible assets	(1,961)
Gain on bargain purchase	4,623
Derivative liability – put option	163
Non-current liabilities	1,771
Non-controlling interest	7,096
Net cash provided by acquisition	$1,580

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

Micronet Enertec Technologies, Inc. (formerly known as Lapis Technologies, Inc.), a U.S. based Delaware corporation formed in Delaware on January 31, 2002. On March 14, 2013 we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or “the Company”). We operate through two Israel-based companies, Enertec Systems 2001 Ltd, or Enertec, our wholly-owned subsidiary, and Micronet Ltd, or Micronet, in which we hold 50.1% as of December 31, 2012.

Micronet is a publicly traded company on the Tel Aviv stock exchange and operates in the growing commercial Mobile Resource Management, or MRM market. Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Micronet’s customers consist primarily of application service providers, or ASPs, and solution providers specializing in the MRM market.

Enertec operates in the Defense and Aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force and Navy and by foreign defense entities.

Micronet Acquisition

On September 7, 2012, we, through our wholly-owned subsidiary Enertec Electronics Ltd., an Israeli corporation, or Enertec Electronics, acquired from three Israeli individuals who collectively were the former controlling shareholders, or the Sellers, 47.5% of the issued and outstanding shares of Micronet pursuant to a stock purchase agreement, or the Agreement. As a result of the consummation of the Micronet acquisition, we have become the largest shareholder of Micronet and the legal controlling entity because we have the ability to nominate the majority of the members of Micronet’s board of directors, which gives us control of Micronet’s operations.

Pursuant to the terms of the Agreement we acquired 8,256,000 ordinary shares of Micronet for 17.3 million NIS (approximately $4.3 million), divided pro rata among Sellers. The acquisition was financed based partly on our own resources and partly by means of a loan from UTA Capital (see reference to note 9). The Agreement also includes two call options granted to Micronet Enertec and a put option granted to Sellers. Pursuant to the initial call option, we are entitled to purchase from the Sellers, during the period beginning on the closing of the transaction and for 11 months thereafter, up to additional 996,000 ordinary shares of Micronet (5.49% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS (approximately $0.563 per share) per share as adjusted based on the Israeli customers index. Under the second call option, we are entitled to purchase from the Sellers up to additional 1,200,000 ordinary shares of Micronet.

The second call option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 21-month anniversary of the closing of the transaction (6.62% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS per share as adjusted based on the Israeli customers index (reflecting $0.563 per share at December 31, 2012) plus 25% of Micronet’s 2012 gross profit per share based on Micronet’s issued and outstanding shares as of December 31, 2012, up to maximum of 18,850,000 shares, but in any event such price per share shall not exceed 3 NIS ($0.8 per share at December 31, 2012). Pursuant to the put option granted to Sellers, Sellers can cause the sale of up to an additional 1,000,002 ordinary shares constituting 5.73% of Micronet’s issued and outstanding shares for a price of 2.2 NIS per share ($0.589 per share at December 31, 2012) as adjusted based on the Israeli customers index. The put option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 22-month anniversary of the closing of the transaction. Micronet’s results of operation and balance sheet were included in our consolidated reports commencing in the closing date, Acquisition costs amounted to $65 were charged to general and administrate expenses.

NOTE 1 — DESCRIPTION OF BUSINESS - (continued)

The purchase consideration was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. These estimates are subject to revision, which may result in significant adjustments to the values presented below, when the appraisals are finalized. The Company determined that the fair values of net assets acquired exceeded the purchase price by $4,623, which was recorded as a bargain purchase gain, and is shown as a separate non operating income. The gain is not a taxable income for tax purposes. The gain was largely determined by the following reasons:

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

•
Approximately 40% of the gain is created following the technical measurement of non-controlling interest at fair value which is much lower than the non-controlling interests’ proportionate share of identifiable net assets.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase.

U.S. $ in Thousands
Current assets	$19,492
Derivative asset – call options	404
Property, plant and equipment, net	1,400
Other non-current assets	267
Identifiable intangible assets:
Customer relations	918
Backlog	712
Technology	330
Total assets acquired	23,523
Current liabilities	4,689
Derivative liability – put option	163
Convertible notes	1,265
Long-term liabilities, including deferred taxes liability	1,383
Total liabilities assumed	7,500
Non-controlling interest	6,461
Employees stock options (non-controlling interest)	635
Gain on bargain purchase	4,623
Net assets acquired	$4,304

NOTE 1 — DESCRIPTION OF BUSINESS - (continued)

The consideration of the acquisition was attributed to net assets acquired and liabilities assumed based on their fair value. Upon a purchase price allocation, an amount of $330 was allocated to technology and to be amortized over a 5-year period, an amount of $917 was allocated to estimated fair value of the customers relation intangible assets to be amortized over a 3-year period, and an amount of $712 was allocated to backlog which is being amortized over its estimated useful life-up to 0.5 years. In addition, the value of employees stock option was recorded at fair value upon acquisition and amounted to $635, as these employees stock options are fully vested they were classified upon acquisition as part of the non-controlling interest. The call and put options between the Company and the Sellers were measured at fair value as part of the acquisition and amounted to $404 and $163 respectively. They will be marked to market each reporting period. An amount of $1,171 was allocated to the fair value of inventory that will be realized in up to 4 months. The non-controlling interests were calculated based on the market price of Micronet’s share at the acquisition date. The contribution of Micronet’s results to our consolidated revenue net income was $7,341 and loss of $181, respectively for the year ended December 31, 2012.

On November 14, 2012, we, via Enertec Electronics, exercised our right pursuant to the call option granted under the Agreement and acquired an additional 2.6% of the issued and outstanding shares of Micronet for a consideration of approximately $246 (based on the NIS/dollar exchange rate at the time), increasing our ownership to 50.1% of the issued and outstanding shares of Micronet.

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of Micronet for the periods shown as though the acquisition of Micronet occurred as of the beginning of fiscal year 2012. The pro forma financial information for the periods presented includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the acquisition and divestiture had taken place at January 1, 2012. The unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Total revenues	$37,492	$22,691
Net income attribute to Micronet Enertec*	$2,840	$(82)
Basic earnings per share	$0.88	$(0.02)
Diluted earnings (losses) per share	$0.82	$(0.02)

*	Excluding one-time gain on bargain purchase amounted to $4,623.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Functional Currency

The functional currency of Micronet Enertec is the U.S. dollar. The functional currency of certain subsidiaries is their local currency. The financial statements of those companies are included in consolidation, based on translation into U.S. dollars. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at monthly average exchange rates during the year. Differences resulting from translation are presented in the consolidated statements of comprehensive income.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Use of Estimate

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

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements comprise the Company and its subsidiaries. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights, are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control is ceased. Intercompany transactions and balances are eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents are considered by the Company to be highly-liquid investments, including inter-alia, short-term deposits with banks, of which do not exceed maturities of three months at the time of deposit and which are not restricted.

Investments in Marketable Securities

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date. Investments in marketable securities are classified as “trading,” and unrealized gains or losses are reported in the statement of operations.

Revenue Recognition

The Company’s subsidiary Enertec Systems 2001 LTD mainly enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of cost incurred to date on a contract relative to the estimated total expected contract cost. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs. The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident. On December 31, 2012 approximately $3.5 million (on December 31, 2011: $1.3 million) of the accounts receivable balance was unbilled due to the customer’s payment terms.

Revenues from the sales of MRM (mobile resource management) products are recognized when persuasive evidence of an arrangement exists; delivery has occurred, fee to its customer is fixed and determinable; and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery is occurred and acceptance is satisfied as the product leaves the Company premises.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Inventories

Inventories of raw materials are stated at the lower of cost (first-in, first-out basis) or realizable value. Cost of work in process comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over their estimated useful lives. Annual rates of depreciation are as follows:

Leasehold improvements	The shorter of term of the lease or the useful life of the asset
Machinery and equipment	10 years
Furniture and fixtures	14 years
Transportation equipment	7 years
Computer equipment	3 years

Stock Based Compensation

The Company accounts for stock based compensation under the fair value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. Micronet issued an immaterial number of stock options during 2012. Stock based compensation for the year ended December 31, 2012 were immaterial. For the year ended December 31, 2011, there was no stock based compensation.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 815 “Derivative and Hedging” (ASC 815-40-25), the Company determined that the warrants issued to UTA (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and therefore should be recorded as a derivative financial liability pursuant to ASC 815-40-25. The fair value of these warrants as of December 31, 2011 was $798.

On November 6, 2012, these warrants were classified to equity due to changes in their terms (see also note 9).

Shipping and Handling Costs

Shipping and handling costs, which amounted to $44 and $21 for the years ended December 31, 2012 and 2011, respectively, are included in selling and marketing expenses.

Research and Development Costs

Research and development costs are charged to statements of income as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2012 and 2011 were $59 and $56, respectively.

Earnings per Share

Earnings (loss) per share (“EPS”) were computed in accordance with the FASB ASC Topic 260, “Earnings Per Share” (ASC 260). ASC 260 requires the presentation of both basic and diluted EPS.

Basic net earnings per share is computed based on the weighted average number of ordinary shares outstanding during each year. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus dilutive potential ordinary shares considered outstanding during the year derived from potential exercise of warrants.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Impairment of Long-Lived Assets

The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the years ending December 31, 2012, and 2011 no impairments have been identified.

Intangible assets

Intangible assets have been recorded as a result of Micronet’s acquisition. Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the assets is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Comprehensive Income

ASC 220-10, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income, comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, and other items.

The Company’s comprehensive loss for all periods presented is related to the effect of foreign translation losses.

Income Taxes

Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it’s more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the expected reversal dates of the specific temporary differences.

The Company adopted FASB ASC Topic 740-10-05, “Income Taxes” which provides guidance for recognizing and measuring uncertain tax positions and prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

Financial Instruments

1.	Concentration of credit risks:

Financial instruments that have the potential to expose the Company to credit risks are mainly cash and cash equivalents, bank deposit accounts, marketable securities and trade receivables.

The Company holds cash and cash equivalents, and deposit accounts at large banks in Israel, thereby substantially reducing the risk of loss.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

With respect to trade receivables, the risk is limited due to the geographically spreading, nature and size of the entities that constitute the Company’s customer base. The Company assesses the financial position of its customers prior to the engagement with them.

The Company performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral. An appropriate allowance for doubtful accounts is included in the accounts.

2.	Fair value measurement:

The Company measures fair value and discloses fair value measurements for financial and non-financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standard Update 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite Intangibles Assets for Impairment,” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment allowing an entity to perform a qualitative impairment assessment The Company believes that the adoption of this standard will not have an impact on its consolidated statements.

In December 2011, the FASB issued Accounting Standard Update No. 2011-11 , “Balance Sheet (210): Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosures about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. In January 2013, the FASB issued Accounting Standard Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The Company believes that the adoption of both the standard and the update will not an impact on the Company’s consolidated financial statements.

NOTE 3 — ACQUISITION OF NON-CONTROLLING INTEREST

On March 2, 2011, Enertec Management Ltd., an indirect, wholly-owned subsidiary of the Company, acquired the 27% of the outstanding shares of Enertec Systems not previously held by the Company, for an aggregate purchase price of $1,500. The Company accounted for the acquisition of the additional interest as an equity transaction.

NOTE 4 — FAIR VALUE MEASUREMENTS

Items carried at fair value as of December 31, 2012 and 2011 are classified in the table below in one of the three categories described in Note 2.

NOTE 4 — FAIR VALUE MEASUREMENTS - (continued)

	Fair value measurements using input type
	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,611	$—	$—	$10,611
Marketable securities	3,183	—	—	3,183
Derivative asset – call option*	—	945	—	945
Derivative liability – put option	—	(73)	—	(73)
	$13,794	$872	$—	$14,666

*
The fair value of the derivative call options, using the Black-Scholes option pricing model made with the following unobservable assumptions: dividend yield of 9.7%, expected volatility: 49% – 54%, risk free interest rate: 9% – 19 (includes inflation rates), and expected life: 0.6 – 1.43 years.

	Fair value measurements using input type
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$940	—	—	$940
Derivatives liabilities – warrants	—	(799)	—	(799)
	$940	$(799)	$—	$141

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
	2012	2011
Raw materials	$4,874	$732
Work in process	2,518	1,747
	$7,392	$2,479

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Leasehold improvements	$1,176	$352
Machinery and equipment	980	133
Furniture and fixtures	246	149
Transportation equipment	134	113
Computer equipment	605	379
	3,141	1,126
Less accumulated depreciation	872	644
	$2,269	$482

Depreciation expenses totaled $228, $65, for the years ended December 31, 2012 and 2011, respectively.

NOTE 7 — INTANGIBLE ASSETS AND OTHERS, NET

Composition:

	Useful life years	December 31,
		2012	2011
Original amount:
Technology	5	$330	$—
Customer related intangible assets	3	918	—
backlog	0.5	712	—
Prepaid lease expenses		226	—
		$2,186	$—
Accumulated amortization:
Technology	5	$22	—
Customer related intangible assets	3	102	—
backlog	0.5	427	—
		$551	$—
		$1,635	$—

The estimated future amortization of the intangible assets (excluded of deferred tax assets) as of December 31, 2012 is as follows:

2013	$657
2014	372
2015 and thereafter	$380

NOTE 8 — SHORT TERM BANK LOANS

As of December 31, 2012, the Company had short term bank credit of $4,689 comprised as follow: $656 current portion of long term loans and $4,033 of short term bank loans that bear interest of 3.25 – 5.25% paid on a monthly and weekly basis.

As of December 31, 2011, the Company had short term bank credit of $766 comprised as follow: $766 current portion of long term loans from bank.

NOTE 9 — LONG TERM LOANS FROM BANKS

1. Composition:

	Average Interest rate as of December 31, 2012		December 31,
			2012	2011
	%	Linkage Basis	Total long-term liabilities net of current portion
Due to Banks	P+1.41%	NIS	$4,597	$3,271
Less – current portion			(656)	(766)
			$3,941	$2,505

On December 17, 2012, the Company entered into a new loan agreement with an Israeli bank for $2,370. The loan is to be repaid in five years and bears annual interest at an initial rate of prime plus 2.75%.

2. Long-term Loans from Banks are due as follows:

	December 31,
	2012	2011
First year (current portion)	$656	$766
Second year	645	656
Third year	637	645
Fourth year and thereafter	2,659	1,204
	$4,597	$3,271

NOTE 10 — UTA CAPITAL LLC TRANSACTION

On July 12, 2011, we entered into a Note and Warrant Purchase Agreement with UTA Capital LLC, a Delaware limited liability company (“UTA”), (the “Purchase Agreement,” and as amended by that certain letter agreement dated as of August 16, 2011, and as further amended by that certain Second Amendment to Note and Warrant Purchase Agreement dated as of August 31, 2011 and that certain Third Amendment to Note and Warrant Purchase Agreement dated as of November 24, 2011, the “Original Agreement”) pursuant to which UTA agreed to provide financing to Micronet Enertec on a secured basis.

The initial closing (the “Initial Closing”) of the transactions contemplated by the Purchase Agreement took place on September 1, 2011. In connection therewith, the Company issued to UTA a secured promissory note in the principal amount of $3,000 that matures on March 1, 2014 (the “First Note”). The First Note bears interest at a rate of 8% per annum and principal was due to be repaid in three equal principal payments of $1,000 on each of September 1, 2012, September 1, 2013 and March 1, 2014. Net proceeds from the sale of the First Note were to be used as working capital for the Company and its subsidiaries. In addition, the Company issued to UTA a warrant (the “First Warrant”) to purchase up to 476,113 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at an exercise price initially equal to $1.00 per share, representing 12% of the Company’s outstanding shares of Common Stock, on a fully diluted basis. The First Warrant became exercisable on March 1, 2012 and will terminate, to the extent not exercised, on March 1, 2017. The Company has agreed to customary covenants, see note 16.

At the issuance date of the First Warrant, we recorded the fair value of the First Warrant issued with the $3,000 Note as a derivative liability of $828 using the Black-Scholes option pricing model with a corresponding increase in debt discount as we determined that warrants are not indexed to the Company’s own stock pursuant to FASB ASC Topic 815, “Derivative and Hedging” (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and are presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the year ended December 31, 2012 is $331, and is included as a component of interest expense.

Pursuant to the Original Agreement, UTA also agreed to purchase a 27-month, secured promissory note in the principal amount of $3,000 (the “Second Note”) at a second closing if it occurred (the “Second Closing”), which closing was to occur not later than nine months after the Initial Closing, subject to the closing conditions set forth in the Original Agreement; provided, however, that the principal amount of the Second Note was to be reduced by the aggregate unpaid principal amount outstanding under the Intermediate Note (as defined below) as of the date of the Second Closing. The First Note and the Second Note were to be secured by the pledge of certain of the assets of the Company and its subsidiaries and were to be identical other than their duration.

The Company has also agreed to issue to UTA at the Second Closing a second warrant (the “Second Warrant” and, together with the First Warrant, the “Warrants”) to purchase that number of shares of Common Stock in order that the Warrants, and any shares of Common Stock issued upon exercise of the First Warrant, represent 12% of the outstanding shares of Common Stock on a fully diluted basis as of the Second Closing. The Company agreed to grant to UTA certain demand and “piggy back” registration rights in respect of the shares underlying the Warrants, as set forth in the Original Agreement.

Amended and Restated Note and Warrant Purchase Agreement

In connection with the acquisition of Micronet (the “Acquisition”), we entered into an Amended and Restated Note and Warrant Purchase Agreement, dated as of September 7, 2012, with UTA. The Amended and Restated Note and Warrant Purchase Agreement amended the Original Agreement. Pursuant to the Amended and Restated Note and Warrant Purchase Agreement, we and UTA agreed to revise the Original Agreement to provide, among other things, (i) for the consummation of the Second Closing, as described below, to assist the Company in financing the Acquisition although the time period in which the Second Closing could occur had expired under the terms of the Original Agreement, (ii) that Enertec pledge to UTA the shares acquired in the Acquisition, (iii) that D.L. Capital Ltd., the Company’s controlling stockholder, enter into a pledge agreement with UTA to pledge 1,000,000 shares of common stock of the Company owned by D.L. Capital Ltd., (iv) that the Secured Promissory Note made by the Company payable to UTA, dated September 1, 2011 in the principal amount of $3,000 be amended to provide that the principal payments be paid in three equal principal payments of $1,000 each, the first on December 31, 2012, and the second on September 1, 2013, with the remaining principal balance due at the Maturity Date of March 1, 2014, and (v) that the Company satisfy within four months of September 7, 2012 the corporate governance requirements under Nasdaq Marketplace Rule 5605 (relating to Board and Board committee composition, process and decision-making), Rule 5610 (relating to codes of conduct) and Rule 5630 (relating to the review and approval of related-party transactions) as if the Company’s common stock were listed on the Nasdaq stock exchange.

NOTE 10 — UTA CAPITAL LLC TRANSACTION - (continued)

Second Closing

On September 7, 2012, we issued to UTA pursuant to the Amended and Restated Note and Warrant Purchase Agreement (i) the Second Secured Promissory Note in the principal amount of $3,000, with an initial interest rate equal to 8% per annum, $1,500 of such amount payable on May 15, 2013, and the remaining balance due at the Maturity Date of April 1, 2014, and (ii) the Second Warrant entitling UTA to purchase from the Company up to a total of 300,000 shares of the Company’s common stock at an exercise price initially equal to $1.30 per share, first exercisable beginning six months after September 7, 2012, until 66 months after September 7, 2012. At issuance date, we recorded the fair value of the Second Warrant issued with the $ 3,000 Note as a derivative liability amounted to $872 using the Black-Scholes option pricing model with a corresponding increase in debt discount as we determined that warrants (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock pursuant to FASB ASC Topic 815, “Derivative and Hedging” (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and are presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the year ended December 31, 2012 is $129, and is included as a component of interest expense.

On November 6, 2012, the Company and UTA amended the terms of the Warrants pursuant to which UTA waived its right to anti-dilution protection in case the Company issues additional shares of common stock, while the Company waived certain upward exercise price adjustment provisions included in the Warrants. Following this amendment, the Warrants were classified to equity in the amount of $1,105.

NOTE 11 — CONVERTIBLE NOTE

As of December 31, 2012, the Company’s subsidiary Micronet has convertible note short term balance liability to be repaid in November 2013. The note is linked to the Israeli price index and bears an annual interest of 5.25%. The note may be converted into ordinary shares of Micronet at a price of 6.5 NIS per share.

The conversion feature meets the definition of an embedded derivative, which has a minimal value as of December 31, 2012.

NOTE 12 — ACCRUED SEVERANCE PAY, NET

A. Accrued Liability:

The Company is liable for severance pay to its employees pursuant to the applicable local laws prevailing in the respective countries of employment and employment agreements. For Israeli employees, the liability is partially covered by individual managers’ insurance policies under the name of the employee, for which the Company makes monthly payments. The Company may make withdrawals from the managers’ insurance policies only for the purpose of paying severance pay.

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2012	2011
Accrued severance pay	$3,900	$1,300
Less-amount funded	(2,762)	(1,072)
	$1,138	$228

NOTE 12 — ACCRUED SEVERANCE PAY, NET - (continued)

B. Expenses:

The income (expense) related to severance payable for the years ended December 31, 2012 and 2011 were $55 and $(139), respectively.

NOTE 13 — PROVISION FOR INCOME TAXES

A. Basis of Taxation

The Company’s Israeli subsidiaries are governed by the tax laws of the state of Israel which has a general tax rate of 25%. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “approved enterprise industrial company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

B. Provision (Benefit) for Taxes

	Year ended December 31,
	2012	2011
Current:
Domestic (Israel)	$124	$30
Foreign	15	10
	139	40
Taxes related to prior years	47	(164)
Deferred:
Deferred taxes, net	(322)	47
Total provision (benefit) for income taxes	$(136)	$(77)

C. The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2012	2011
U.S. federal statutory rate	35%	35%
Tax Rate difference between US and Israel	—	(10)%
Effect of Israeli tax rate benefit	—	(21)%
Change in valuation allowance	—	(4)%
Effect of previous years	—	(6)%
Gain on bargain purchase	(36)%
other	(2)%
Effective Tax Rate	(3)%	(6)%

D. Deferred Tax Assets and Liabilities

Deferred tax reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2012 and 2011, the Company’s deferred taxes were in respect of the following:

	December 31,
	2012	2011
	(in thousands)
Net operating loss carry forward	110	148
Provisions for employee rights and other temporary differences	349	62
Deferred tax assets before valuation allowance	459	210
Valuation allowance	110	148
Deferred tax assets	349	62
Deferred tax liability	211	—
Deferred tax assets (liability), net	138	62

NOTE 13 — PROVISION FOR INCOME TAXES - (continued)

E. Tax losses

At December 31, 2012, the Company has a net operating loss carry forward of approximately $314, which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022. Since it is more likely than not that the Company will not realize a benefit from this net operating loss carry forward a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

F. Tax Assessments

The Company received final tax assessments in the United States through tax year 2008, with regards to the Israeli subsidiaries: Micronet and Enertec System received final tax assessments through tax year 2010 and Enertec Electronics received final tax assessments through tax year 2007.

G. Uncertain Tax Position

The Company did not record any liability for income taxes associated with unrecognized tax benefits during 2012 and 2011.

NOTE 14 — RELATED PARTIES

Due to Stockholder

Mr. Lucatz was paid through a consulting agreement effective as of August 2009 that we entered into with D.L. Capital Ltd. (our controlling shareholder which is controlled by Mr. Lucatz). Under the consulting agreement, we paid D.L. Capital Ltd. through August 2011 management fees of 50 NIS (approximately $14) on a monthly basis, and covered other expenses in a sum of 10 NIS (approximately $3) per month. As of October 1, 2011, the costs of the consulting fee and/or salary were adjusted and increased by 10 NIS so the monthly salary/consulting management fee was 60 NIS (approximately $17).

In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the audit committee of Micronet approved the entry into a management and consulting services agreement with D.L. Capital Ltd., which provides that effective November 1, 2012 Mr. Lucatz will devote 60% of his time to Micronet matters for the three year term of the agreement and that Micronet will pay the entities controlled by Mr. Lucatz management fees of NIS 65 (approximately $16) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s shareholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. On November 26, 2012, D.L. Capital Ltd. entered into a management and consulting services agreement with the Company, effective November 1, 2012, which provides that we will pay the entities controlled by Mr. Lucatz: (i) management fees of $13 on a monthly basis, and cover other monthly expenses, (ii) an annual bonus of 3% of the amount by which the annual EBITDA for such year exceeds the average annual EBITDA for 2011 and 2010, and (iii) a one-time bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding the public offering contemplated at such time, completed by us during the term of the agreement.

Transactions with related parties

	Year ended December 31,
	2012	2011
Consulting fee paid to controlling shareholder	$252	$293

NOTE 15 — STOCK OPTION PLAN

Pursuant to our 2012 Stock Incentive Plan, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 500,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. Stockholders will experience dilution in the event that shares of common stock are issued pursuant to the 2012 Stock Incentive Plan or any warrants that may be outstanding. As of December 31, 2012, no options have been granted under this plan.

NOTE 15 — STOCK OPTION PLAN - (continued)

Micronet has issued immaterial number of stock options during the year ended December 31, 2012. Stock based compensation for the year ended December 31, 2012 was immaterial.

NOTE 16 — SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods.

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. Following the purchase of Micronet in September 2012 we have two operating segments: defense and aerospace segment conducted by Enertec and mobile resource management conducted by Micronet. Prior to the third quarter of fiscal 2012, we had only one segment conducted by Enertec systems.

Summarized financial information by segment for the year ended December 31, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Defense and aerospace	Mobile resource management		Consolidated
Revenues from external customers	$10,447	$7,341		$17,788
Segment operating income (loss)	176	1,561	(1)	1,737
Not allocated costs				340
Consolidated profit from operations				$1,397

(1)	Excludes $1,171 of amortization of inventory fair value $551 of intangible assets amortization, and $4,623 gain on bargain purchase derived from Micronet acquisition.

Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011
Customer A	47%	65%
Customer B	7%	26%
Customer C	30%	—

Revenue from customers in the geographic regions based on the location of customers’ headquarters is as follows:

	Year ended December 31,
	2012	2011
USA	$6,275	$—
Israel	10,520	10,146
Other	993	—
Total	$17,788	$10,146

As of December 31, 2012 and 2011 all of the Company’s long lived assets were located in Israel.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Lease commitments

Micronet’s lease expires in June 2013, subject to our option to extend the term for two additional years until June 2015, and has a current annual base rent, before reimbursable operating expenses, of approximately $130 per year including property management fee. Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel) and located in Karmiel. Annual rent are approximately $200 per year. The lease term expires in June 2021, subject to two five-year extension options and early termination provision after five years, which we hold.

At December 31, 2012, total minimum cars and lease rentals under non-cancelable operating leases with an initial or remaining lease term of one year or more are as follows:

Year Ended December 31,	Amount
2013	$325
2014	390
2015	340
2016	$259

Guarantees and Liens

Our bank loans are primarily secured by a pledge of the Micronet shares we hold through Enertec, which were previously pledged to UTA but were released in connection with the partial repayment. In addition, our other subsidiaries provided a guarantee of Enertec Electronic’s obligations under the loan documents.

Also, pursuant to the Amended and Restated Note and Warrant Purchase Agreement, the Company has created a pledge on all of the shares of capital stock of Enertec Electronics (fully owned by the Company) and granted, as additional security in favor of UTA, a security interest in and lien on any and all accounts receivable, contracts, chattel paper, equipment and all other assets of the Company. Each of the Company’s subsidiaries entered into a security agreement guaranteeing all of the Company’s obligations toward UTA under the above agreement including a floating charge (second degree) after a senior floating charge for the benefit of First International Bank of Israel Bank on Enertec Systems’ assets, and agreed to certain other restrictions.

Legal proceedings

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Covenants

Enertec has covenanted under certain bank loans that (i) its shareholders’ equity according to its financial statements will not be below 18,000 NIS, and (ii) its shareholders’ equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec Electronics has also covenanted under a certain bank loan that (i) Micronet’s equity will not be lower than 25,000 NIS (approximately $6,500), (ii) Micronet’s cash level will not be lower than 5,000 NIS (approximately $1,300), and (iii) Micronet will maintain a financial debt to EBITDA ratio not to exceed 2:1. As of December 31, 2012 all of the bank covenants were met.

NOTE 18 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A. Other Current Assets:

	December 31,
	2012	2011
Prepaid expenses	$559	$363
Government departments and agencies	563	55
Deferred taxes	198	10
Short-term lease deposits	188	—
Others	431	280
	$1,939	$708

B. Other Accounts Payable:

	December 31,
	2012	2011
Employees and wage-related liabilities	$1,313	$486
Government departments and agencies	975	366
Accrued expenses	783	181
Other current liabilities	349	—
	$3,420	$1,033

C. Earnings per Share:

Basic and diluted earnings per share (“EPS”) were computed based on the average number of shares outstanding during each year.

The following table sets forth the computation of basic and diluted net earnings per share attributable to Micronet Enertec:

	Year ended December 31,
	2012	2011
1. Numerator:
Amount for basic earnings per share	$5,417	$1,359
Changes in fair value of warrant derivatives liabilities	113	—
Amount for diluted earnings per share	5,530	1,359
2. *Denominator:
Denominator for basic earnings per share – weighted average of shares	3,241,500	3,241,500
Effect of dilutive warrants	353,372	—
Denominator for diluted net earnings per share – weighted average shares and assuming dilution	3,594,872	3,241,500
Basic earnings per share attributed to Micronet Enertec stockholders	$1.67	$0.42
Diluted earnings per share attributed to Micronet Enertec stockholders	$1.54	$0.42

*	Giving retrospective effect to the reverse split — see Note 19

NOTE 19 — SUBSEQUENT EVENTS

A.
On January 28, 2013, we and UTA amended the terms of the Amended and Restated Note and Warrant Purchase Agreement and the First Note and Second Note to provide that any net proceeds of any equity financing by us or any of our subsidiaries will be applied as follows: (x) the first $4,000 may be retained by us or applied to reduce other obligations of ours or a subsidiary of ours, and (y) 75% of the excess of such net proceeds over $4,000 may be retained by us or applied to reduce other obligations of ours or a subsidiary of ours, and the remaining 25% shall be applied (A) first to the repayment of the First Note and (B) second, to the extent any proceeds remain, to the repayment of the Second Note. We and UTA also agreed upon the application of our December 17, 2012 prepayment of $2,500 owed to UTA and the release of a certain pledge. In consideration for the amendments and releases we agreed to pay UTA $480 in cash or a combination of cash and shares of our common stock.

B.	On January 13, 2013, Micronet’s board of directors declared a 5,000 NIS (approximately $1,300) dividend to its shareholders. The dividend was paid on February 6, 2013.

C.
On February 18, 2013, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-2 reverse stock split on the issued and outstanding common. All relevant information relating to numbers of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented. The reverse split was effected on March 14, 2013.

D.	In January 2013, the Company’s shareholding in Micronet decreased to 48.06% due to exercise of employee stock options in Micronet.

E.
On March 8, 2013, UTA fully exercised the warrants it received in connection with the Amended and Restated Note and Warrant Purchase Agreement described above and the Company issued an aggregate of 726,746 shares of common stock to UTA upon such exercise, which represents approximately 18.3% of the Company’s outstanding common stock as of March 14, 2013. The warrant to purchase 476,113 shares of common stock issued to UTA in September 2011 was exercised for the full amount of such shares at an aggregate exercise price of $476 based on an exercise price of $1.00 per share, which exercise price was paid by reducing the $480 liability the Company owed UTA for the amendments and releases described above. The warrant to purchase 300,000 shares of common stock issued to UTA in September 2012 was exercised for 250,633 shares through a cashless exercise method.

F.	On March 14, 2013, the Company changed its corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc.

G.
On March 17, 2013, Enertec Electronics Ltd., the Company’s wholly-owned subsidiary that holds approximately 48.06% of Micronet’s outstanding ordinary shares, entered into a voting agreement with Mr. Shlomo Shalev, Chairman of the board of Micronet and the holder of 600,000 ordinary shares of Micronet constituting approximately 3% of Micronet’s outstanding ordinary shares and options exercisable for 400,000 ordinary shares of Micronet constituting approximately 2% of Micronet’s outstanding ordinary shares (the “Voting Agreement”). Pursuant to the Voting Agreement, the parties agreed to meet prior to each shareholders meeting of Micronet to coordinate their voting on each matter to be brought before such shareholder meeting and, in the event the parties are not able to reach an agreement with respect to the voting on any matter, Mr. Shalev shall vote all of his shares on such matter as instructed by Enertec Electronics Ltd. Either party may terminate the Voting Agreement upon 90 days’ prior written notice.

EXHIBIT INDEX

Number	Description of Exhibits
3.1
Certificate of Incorporation of the Registrant filed January 31, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.2
Certificate of Amendment of the Registrant filed April 23, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.3
Certificate of Amendment of the Registrant filed October 17, 2002 (Incorporated by reference to our registration statement on Form SB-2 (File No. 333-100979), filed with the Securities and Exchange Commission on November 4, 2002)

3.4
Certificate of Amendment of the Registrant filed March 14, 2013 (Incorporated by reference to Exhibit 3.4 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

3.5
Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.1
Employment Agreement, dated August 12, 2009, between Harry Mund and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) *

10.2
Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) *

10.3
First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2012) *

10.4
Management and Consulting Services Agreement, dated November 26, 2012, between D.L. Capital Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) *

10.5
Management and Consulting Services Agreement, dated February 8, 2013, between Micronet Ltd. and D.L. Consulting Group (1998) Ltd. (English Translation) (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) *

10.6
Note and Warrant Purchase Agreement, dated as of July 12, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2011)

10.7
First Amendment to Note and Warrant Purchase Agreement, dated as of August 16, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011)

10.8
Second Amendment to Note and Warrant Purchase Agreement, dated as of August 31, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.9
Third Amendment to Note and Warrant Purchase Agreement, dated as of November 24, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2012)

10.10
Amended and Restated Note and Warrant Purchase Agreement, dated as of September 7, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2012)

10.11
Letter Agreement, dated November 6, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013)

10.12
First Amendment to the Amended and Restated Note and Warrant Purchase Agreement, dated as of January 28, 2013, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013)

10.13
Secured Promissory Note, dated September 1, 2011, issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.14
Secured Promissory Note, dated September 7, 2012, issued to UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2012)

10.15
Company Pledge and Security Agreement, dated as of September 1, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.16
2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) *

10.17
Agreement, dated August 31, 2012, by and among Yehezkel Kaplan, Eli Nachum, Yoav Ben-Zvi and D.L. Capital Ltd. (English translation) (Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on December 14, 2012)

10.18
Special Personal Employment Agreement, dated November 7, 2012, between Micronet Ltd. and Tali Dinar (English Translation) (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) *

10.19
Personal Employment Agreement, dated October 1, 2011, between Tali Dinar and Enertec Electronics Ltd. (English Translation) (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) *

10.20
Summary of material terms of a December 17, 2012 bank loan to Enertec Electronics Ltd. (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.21
Shareholder Agreement, dated March 17, 2013, between Enertec Electronics Ltd. and Shlomo Shalev (English Translation) (Incorporated by reference to Exhibit 10.21 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

14.1
Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

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
101
The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2012, (ii) Consolidated Statements of Income for Years Ended December 31, 2011 and 2012, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2011 and 2012, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. **

* Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.