Form 10-Q
period 2013-03-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2013-05-30
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013

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

Yes ☐ No ☒

As of May 24, 2013, there were 5,588,246 issued and outstanding shares of the Registrant’s Common Stock, $0.001 par value.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(US$ In Thousands, except Share and Par Value data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,428	$10,611
Marketable securities	3,327	3,183
Trade account receivables, net	9,689	9,914
Inventories	5,938	7,392
Derivative asset - call options	632	945
Other account receivable	2,387	1,939
Total current assets	33,401	33,984

Property, and equipment, net	2,363	2,269
Intangible assets and others, net	1,315	1,635
Long term deposit	43	43

Total long term assets	3,721	3,947

Total assets	$37,122	$37,931

	March 31, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$5,582	$4,689
Current portion of long term notes and convertible debenture, net of discount	2,255	1,671
Trade account payables	4,375	4,701
Other account payables	2,810	3,420
Derivative liabilities - put option	58	73
Total current liabilities	15,080	14,554

Long term loans from banks	3,245	3,941
Long term notes, net of discount	895	1,370
Accrued severance pay, net	264	1,138
Deferred tax liabilities, net	155	60
Total long term liabilities	4,559	6,509

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 100,000,000 shares authorized, 3,968,246 shares issued and outstanding as of March 31, 2013	4	3
Additional paid in capital	1,432	957
Accumulated other comprehensive income	801	233
Retained earnings	8,457	8,918
Micronet Enertec stockholders equity	10,694	10,111

Non-controlling interests	6,789	6,757
Total equity	17,483	16,868
Total liabilities and equity	$37,122	$37,931

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Three months ended March 31,
	2013	2012

Revenues	$10,361	$1,952
Cost of revenues	6,714	1,359
Gross profit	3,647	593
Operating expenses:
Research and development	709	56
Selling and marketing	314	93
General and administrative	784	405
Amortization of intangible assets	378	-
Total operating expenses	2,185	554

Income from operations	1,462	39
Interest expense, net	(1,131)	(163)
Other income	-	4
Income before provision for income taxes	331	(120)
Taxes on income	(119)	(1)
Equity in profit of affiliated company		(28)
Net income	212	(149)
Net income attributable to non-controlling interests	673	-
Net loss attributable to Micronet Enertec	(461)	(149)

Loss per share attributable to Micronet Enertec
Basic and diluted	$(0.13)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	3,483,749	3,241,500

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income (loss)	$212	$(149)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	609	(141)
Total comprehensive income (loss)	821	(290)
Comprehensive loss attributable to the non-controlling interests	(714)	-
Comprehensive income (loss) attributable to Micronet Enertec	$107	$(290)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$212	$(149)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	381	22
Marketable securities	(39)
Change in fair value of derivatives, net	298	(8)
Equity in loss of affiliated company	-	30
Change in deferred taxes, net	(5)	-
Accrued interests on bank loans	72	-
Amortization of discount of long term notes and convertible debenture, net	585	-

Changes in operating assets and liabilities :
Decrease in trade account receivables	547	2,913
Decrease (increase) in inventories	1,722	(101)
Decrease in accrued severance pay, net	(874)	(26)
Increase in other account receivables	(348)	(146)
Decrease in trade account payables	(325)	(113)
Decrease in other account payables	(656)	-
Net cash used in operating activities	$1,570	$2,422

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in long term deposit and restricted cash	-	(3)
Purchase of property and equipment	(112)	(279)
Marketable securities	(104)	-
Net cash used in investing activities	(216)	(282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	650	1,540
Repayment of long term debt to banks	-	(53)
Repayment of Short term loans	(525)	-
Proceeds from long-term debt	-	22
Dividend paid to noncontrolling interest	(681)	-
Net cash provided by (used in) financing activities	(556)	1,509

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	798	3,649

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,611	940

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	19	(141)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,428	$4,448

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US$ In Thousands, Except Per Share Values)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

A.  Overview

Micronet Enertec Technologies, Inc. (formerly known as Lapis Technologies, Inc.), a U.S. based Delaware corporation formed in Delaware on January 31, 2002. On March 14, 2013 we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or the “Company”). We operate through two Israel-based subsidiaries, wholly-owned Enertec Systems 2001 Ltd (“Enertec Systems”) and 51% owned Micronet Ltd (“Micronet”), over which we have legal and effective control.

Micronet is a publicly traded company on the Tel Aviv Stock Exchange (“TASE”) and operates in the growing commercial Mobile Resource Management, or MRM market.  Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage.  Micronet’s customers consist primarily of application service providers (“ASPs”) and solution providers specializing in the MRM market.

Enertec Systems operates in the Defense and Aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec Systems’s solutions and systems are designed according to major aerospace integrators’ requirements and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force and Navy and by foreign defense entities.

B.  Micronet Acquisition

On September 7, 2012, we, through our wholly-owned subsidiary Enertec Electronics Ltd., an Israeli corporation (“Enertec Electronics”), acquired from three Israeli individuals who collectively were the former controlling shareholders (the “Sellers”), 47.5% of the issued and outstanding shares of Micronet pursuant to a stock purchase agreement, or the Agreement. Pursuant to partial exercise of certain options, we currently own approximately 51% of the outstanding shares of Micronet common stock. As a result of the consummation of the Micronet acquisition (the “Acquisition”), we have become the largest shareholder of Micronet and the legal controlling entity because we have the ability to nominate the majority of the members of Micronet’s board of directors, which gives us control of Micronet’s operations.

Pursuant to the terms of the Agreement we acquired 8,256,000 ordinary shares of Micronet for 17.3 million NIS (approximately $4.3 million), divided pro rata among Sellers.  The Acquisition was financed based partly on our own resources and partly by means of a loan from UTA Capital (see reference to note 8). The Agreement also includes two call options granted to Micronet Enertec and a put option granted to Sellers. Pursuant to the initial call option, we are entitled to purchase from the Sellers, during the period beginning on the closing of the transaction and for 11 months thereafter, up to additional 996,000 ordinary shares of Micronet (5.49% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS (approximately $0.575 per share) per share as adjusted based on the Israeli consumers index.  Under the second call option, we are entitled to purchase from the Sellers up to additional 1,200,000 ordinary shares of Micronet.

The second call option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 21-month anniversary of the closing of the transaction (6.62% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS per share as adjusted based on the Israeli consumers index (reflecting $0.575 per share at December 31, 2012) plus 25% of Micronet’s 2012 gross profit per share based on Micronet’s issued and outstanding shares as of December 31, 2012, up to maximum of 18,850,000 shares, but in any event such price per share shall not exceed 3 NIS ($0.822 per share at March 31, 2013).  Pursuant to the put option granted to Sellers, Sellers can cause the sale of up to an additional 1,000,002 ordinary shares constituting 5.73% of Micronet’s issued and outstanding shares for a price of 2.2 NIS per share ($0.603 per share at March 31, 2013) as adjusted based on the Israeli customers index. The put option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 22-month anniversary of the closing of the transaction. Micronet’s results of operations and balance sheet were included in our consolidated reports commencing in the closing date. Acquisition costs amounting to $65 were charged to general and administrate expenses.

The purchase consideration was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. These estimates are subject to revision, which may result in significant adjustments to the values presented below, when the appraisals are finalized. The Company determined that the fair values of net assets acquired exceeded the purchase price by $4,623, which was recorded as a bargain purchase gain, and is shown as separate non-operating income. The gain is not taxable income for tax purposes. The gain was largely determined by the following reasons:

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

U.S. $ in Thousands

Current assets	$19,492
Derivative asset- call options	404
Property, plant and equipment, net	1,400
Other non- current assets	267
Identifiable intangible assets:
Customer relations	918
Backlog	712
Technology	330
Total assets acquired	23,523

Current liabilities	4,689
Derivative liability- put option	163
Convertible notes	1,265
Long-term liabilities, including deferred taxes liability	1,383
Total liabilities assumed	7,500
Non-controlling interest	6,461
Employees stock options (non-controlling interest)	635
Gain on bargain purchase	4,623
Net assets acquired	$4,304

The consideration of the Acquisition was attributed to net assets acquired and liabilities assumed based on their fair value. Upon a purchase price allocation, an amount of $330 was allocated to technology and to be amortized over a 5-year period, an amount of $917 was allocated to estimated fair value of the customers relation intangible assets to be amortized over a 3-year period, and an amount of $712 was allocated to backlog which is being amortized over its estimated useful life - up to 0.5 years.  In addition, the value of employees stock options was recorded at fair value upon Acquisition  and amounted to $635, as these employees stock options are fully vested they were classified upon Acquisition as part of the non-controlling interest.  The call and put options between the Company and the Sellers were measured at fair value as part of the Acquisition and amounted to $404 and $163, respectively.  They will be marked to market each reporting period. An amount of $1,171 was allocated to the fair value of inventory that will be realized in up to 4 months.  The non-controlling interests were calculated based on the market price of Micronet’s share at the Acquisition date.  The contribution of Micronet’s results to our consolidated revenue net income was $7,958 and profit of $1,617, respectively, for the three months ended March 31, 2013.

On November 14, 2012, the Company, via Enertec Electronics, exercised its right pursuant to the call option granted under the Agreement and acquired an additional 2.6% of the issued and outstanding shares of Micronet for a consideration of $317, increasing our ownership to 50.1% of the issued and outstanding shares of Micronet. Our holdings were than diluted on January 21, 2013 as a result of certain options exercise performed by Micronet Ltd officers to a level of 48.06% of the Micronet Ltd share capital. On May 28, 2013, the Company, via Enertec Electronics, purchased pursuant to its right under the call option granted to it in the Agreement an additional 3% of the issued and outstanding shares of Micronet, in consideration for $318. As a result, we currently own 51% of the issued and outstanding shares of Micronet.

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of Micronet for the periods shown as though the Acquisition occurred as of the beginning of fiscal year 2012. The pro forma financial information for the periods presented includes the business combination accounting effects of the Acquisition, including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the Acquisition and divestiture had taken place at January 1, 2012. The unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Total revenues	$10,361	$8,853
Net income (loss) attributable to Micronet Enertec	$(461)	$(412)
Basic earnings (losses) per share	$(0.13)	$(0.13)
Diluted earnings (losses) per share	$(0.13)	$(0.13)

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q (the “Report”).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s subsidiary Enertec Systems mainly enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of cost incurred to date on a contract relative to the estimated total expected contract cost. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs. The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident.

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

Income Taxes

Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the expected reversal dates.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements by component. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU, effective January 1, 2013, did not have an impact on the Company’s consolidated financial statements.

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

Financial assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012, are summarized below:

	Fair value measurements using input type
	March 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,428	$-	$-	$11,428
Marketable securities	3,327	-	-	3,327
Derivative asset - call option	-	632	-	632
Derivative liability - put option	-	(58)	-	(58)
	$14,755	$574	$-	$15,329

	Fair value measurements using input type
	December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,611	$-	$-	$10,611
Marketable securities	3,183	-	-	3,183
Derivative asset - call option	-	945	-	945
Derivative liability - put option	-	(73)	-	(73)
	$13,794	$872	$-	$14,666

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	March 31, 2013	December 31, 2012

Raw materials	$4,174	$4,874
Work in process	1,764	2,518

	$5,938	$7,392

NOTE 6 - CONCENTRATIONS

A significant portion of our annual revenues during the past two years were from few leading customers that are large-scale strategic Israeli defense groups (Raphael, Israeli Aerospace Industry). Following the Acquisition, PeopleNet Communications Corporation, which operates in the U.S. market, has been added as a major significant customer.

For the three months ended March 31, 2013, approximately 85.55% of our sales were to three customers, compared to 91% for the three months ended March 31, 2012, made to two major customers.

NOTE 7 – SEGMENTS

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

The following table summarizes the financial performance of our operating segments:

	Three months ended March 31, 2013
	Defense and aerospace	Mobile resource management	Consolidated
	(In thousands)
Revenues from external customers	$2,403	$7,958	$10,361
Segment operating income (loss)	(81)	1,928	1,847
Unallocated expenses		-	385	(1)

Consolidated loss from operations			$1,462

(1)	Includes $378 of intangible assets amortization derived from the Acquisition.

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

The initial closing (the “Initial Closing”) of the transactions contemplated by the Purchase Agreement took place on September 1, 2011.  In connection therewith, the Company issued to UTA a secured promissory note in the principal amount of $3,000 that matures on March 1, 2014 (the “First Note”). The First Note bears interest at a rate of 8% per annum and principal was due to be repaid in three equal principal payments of $1,000 on each of September 1, 2012, September 1, 2013 and March 1, 2014. Net proceeds from the sale of the First Note were to be used as working capital for the Company and its subsidiaries.  In addition, the Company issued to UTA a warrant (the “First Warrant”) to purchase up to 476,113 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at an exercise price initially equal to $1.00 per share, representing 12% of the Company’s outstanding shares of Common Stock, on a fully diluted basis.  The First Warrant became exercisable on March 1, 2012 and was exercised in full in March 2013. The Company has agreed to customary covenants.

At the issuance date of the First Warrant, we recorded the fair value of the First Warrant issued with the $3,000 Note as a derivative liability of $828 using the Black–Scholes option pricing model with a corresponding increase in debt discount as we determined that warrants are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the three months ended March 31, 2013 was $250, and is included as a component of interest expense.

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

Amended and Restated Note and Warrant Purchase Agreement

In connection with the Acquisition, we entered into an Amended and Restated Note and Warrant Purchase Agreement, dated as of September 7, 2012, with UTA.  The Amended and Restated Note and Warrant Purchase Agreement amended the Original Agreement.  Pursuant to the Amended and Restated Note and Warrant Purchase Agreement, we and UTA agreed to revise the Original Agreement to provide, among other things, (i) for the consummation of the Second Closing, as described below, to assist the Company in financing the Acquisition although the time period in which the Second Closing could occur had expired under the terms of the Original Agreement, (ii) that Enertec pledge to UTA the shares of Micronet acquired in the Acquisition, (iii) that D.L. Capital Ltd., the Company’s controlling stockholder, enter into a pledge agreement with UTA to pledge 1,000,000 shares of Common Stock of the Company owned by D.L. Capital Ltd., (iv) that the Secured Promissory Note made by the Company payable to UTA, dated September 1, 2011 in the principal amount of $3,000 be amended to provide that the principal payments be paid in three equal principal payments of $1,000 each, the first on December 31, 2012, and the second on September 1, 2013, with the remaining principal balance due at the maturity date of March 1, 2014, and (v) that the Company satisfy within four months of September 7, 2012 the corporate governance requirements under Nasdaq Marketplace Rule 5605 (relating to Board and Board committee composition, process and decision-making), Rule 5610 (relating to codes of conduct) and Rule 5630 (relating to the review and approval of related-party transactions) as if the Company’s Common Stock were listed on the Nasdaq Stock Exchange.

Second Closing

On September 7, 2012, we issued to UTA pursuant to the Amended and Restated Note and Warrant Purchase Agreement (i) the Second Secured Promissory Note in the principal amount of $3,000, with an initial interest rate equal to 8% per annum, $1,500 of such amount payable on May 15, 2013, and the remaining balance due at the maturity date of April 1, 2014, and (ii) the Second Warrant entitling UTA to purchase from the Company  up to a total of 300,000 shares of the Company’s Common Stock at an exercise price initially equal to $1.30 per share, first exercisable beginning six months after September 7, 2012, until 66 months after September 7, 2012. At issuance date, we recorded the fair value of the Second Warrant issued with the $3,000 Note as a derivative liability amounting to $872 using the Black-Scholes option pricing model with a corresponding increase in debt discount as we determined that warrants (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and are presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the three months ended March 31, 2013 was $138, and is included as a component of interest expense.

On November 6, 2012we and UTA amended the terms of the Warrants pursuant to which UTA waived its right to anti-dilution protection in case we issued additional shares of Common Stock, while we waived certain upward exercise price adjustment provisions included in the Warrants. Following this amendment, the Warrants were classified to equity in the amount of $1,105.

On January 28, 2013, we and UTA amended the terms of the Amended and Restated Note and Warrant Purchase Agreement and the First Note and Second Note to provide that any net proceeds of any equity financing by us or any of our subsidiaries will be applied as follows: (x) the first $4,000 may be retained by us or applied to reduce other obligations of ours or a subsidiary of ours, and (y) 75% of the excess of such net proceeds over $4,000 may be retained by us or applied to reduce other obligations of ours or a subsidiary of ours, and the remaining 25% shall be applied (A) first to the repayment of the First Note and (B) second, to the extent any proceeds remain, to the repayment of the Second Note.  We and UTA also agreed upon the application of our December 17, 2012 prepayment of $2,500 owed to UTA and the release of a certain pledge.  In consideration for the amendments and releases the Company agreed to pay UTA $480 in cash or a combination of cash and shares of our Common Stock, the amount was recorded as a liability and the expenses are charged to income through the period of the note.

On March 8, 2013, UTA fully exercised the Warrants, we issued an aggregate of 726,746 shares of Common Stock to UTA upon such exercise, which represented approximately 18.3% of the Company’s outstanding Common Stock as of March 14, 2013. The First Warrant, to purchase 476,113 shares of Common Stock, issued to UTA in September 2011 was exercised for the full amount of such shares at an aggregate exercise price of $476 based on an exercise price of $1.00 per share, which exercise price was paid by reducing the $480 liability the Company owed UTA for the amendments and releases described above. The Second Warrant, to purchase 300,000 shares of Common Stock, issued to UTA in September 2012 was exercised for 250,633 shares through a cashless exercise method.

NOTE 9 – SUBSEQUENT EVENTS

A.
On April 29, 2013, the Company closed an underwritten public offering of 1,620,000 shares of Common Stock, and warrants to purchase 810,000 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The underwriter partially exercised its over-allotment option and acquired warrants to purchase 121,500 shares of Common Stock.  The underwriter also has a 45-day option to purchase up to an additional 243,000 shares of Common Stock to cover additional over-allotments, if any. The gross proceeds to the Company, including the underwriter’s partial exercise of its over-allotment option, were $8,109, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively. The Company intends to use a portion of the net proceeds received from this offering to purchase additional Micronet ordinary shares pursuant to certain of the Company’s options and to repay a portion of its debt.  The Company intends to use the remainder of the net proceeds to expand its sales and marketing efforts, to increase its product offerings through potential acquisitions or purchases of relevant licenses, and general corporate purposes.

B.
In May 2013, the Company repaid certain of its debt to UTA pursuant to the First Note in the total amount of $1,185. Following the repayment of the aforementioned amount, the Company’s balance of the loan due to UTA pursuant to the First Note is $815. Under the Second Note, the current outstanding principal amount is $1,500.

C.	In May 2013, the Company repaid certain of its wholly-owned subsidiaries’ bank loans in the total amount of $1.3 million.

D.
In May 2013, Amertec Systems Pvt Ltd (“Amertec”), a joint venture between the Company’s wholly owned subsidiary, Enertec Electronics Ltd, and Amtek Defense Technologies Limited, received the Indian government authorities’ clearance and approval pursuant to the local Indian Foreign Direct Investment (FDI) regulations for the consummation of their joint venture. This approval enabled the Company via Enertec Electronics Ltd to subscribe for 26% of the share capital of Amertec.

E.
On May 28, 2013, the Company, via Enertec Electronics, purchased pursuant to its right under the call option granted to it in the Agreement an additional 3% of the issued and outstanding shares of Micronet, in consideration for $318.  As a result, we currently own 51% of the issued and outstanding shares of Micronet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved. Our business and operations of are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors,” included in our annual report on Form 10-K for the year ended December 31, 2012.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

Micronet Enertec Technologies, Inc. (formerly known as Lapis Technologies, Inc.), a U.S. based Delaware corporation formed in Delaware on January 31, 2002. On March 14, 2013 we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or the “Company”). We operate through two Israel-based subsidiaries, wholly-owned Enertec Systems 2001 Ltd (“Enertec Systems”) and 51% owned Micronet Ltd (“Micronet”), over which we have legal and effective control.

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

Our two operations are located in Israel, benefitting from the innovative high tech spirit of the local industry.  In Enertec Systems, we also combine this spirit with extensive military experience.  Our MRM tablets and mobile computers are integrated into MRM systems globally. We combine our deep expertise in the industry with strong technical capabilities to provide a complete range of high quality products, systems and services on a global scale. Our military solutions and products serve leading Israeli defense integrators worldwide and are used for Israeli and other defense forces around the world. By integrating our abilities and focusing on business and project teams, we leverage our corporate knowledge and experience, intellectual property and infrastructure to develop innovative solutions for clients that we serve worldwide.  We mainly focus on the Israeli, European and U.S. markets.  Following the Acquisition, the U.S. market has become our primary market for MRM products.

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

In order to help achieve our internal growth, we have expanded our production capacity and facilities. The Acquisition serves our strategy to grow our business, and we believe that Micronet and its research and development, proprietary know-how and manufacturing capabilities will assist us in expanding our capability to provide turnkey solutions of computer based complex systems and solutions for commercial defense and aerospace applications as well. We strongly believe that by utilizing Micronet as our commercial arm we will be able to access new market segments, new customers and thereby increase our overall customer base. Our current targeted markets--in which we concentrate the majority of our resources--include the Israeli domestic market, the United States market, the European market as well as the large growing Indian defense market. In order to be able to sell into the Indian defense market, we entered into an agreement establishing a new joint venture with Amtek Defense Technologies Limited of Amtek Auto Limited, a leading Indian industrial group, for the formation of a manufacturing and marketing platform in India of products based on our technologies and know-how. The formation of the joint venture is intended to provide us with the ability to deliver new competitive offset and production solutions to our existing customers as well as to enhance our ability to access new customers. We anticipate that the joint venture may create new business opportunities for our group in Indian and nearby markets and assist us in penetrating such markets.

In supporting our vision and market strategy, we have nominated a board of directors and an advisory board for our two operating subsidiaries. Among our directors and advisory board are leaders from the financial community, defense industry, and academia. In addition to strengthening our financial structure as a result of the Acquisition, we continue to explore alternatives to strengthen our financial position including through public or private capital raises. In addition, an integral part of our growth strategy includes mergers and acquisitions. As such, our management is exploring potential acquisitions of companies with synergistic businesses that may allow us to enlarge the variety of our solutions to the market and increase our competitiveness.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in our business, as they exclude expenses and gains that may be infrequent, unusual in nature and not reflective of our ongoing operating results. Management also believes that these non-GAAP financial measures provide useful information to investors in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.

The non-GAAP financial measures do not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Acquisition. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to the Acquisition. The amortization of acquired intangible assets are non-cash charges. We expect that such charges will be nonrecurring and do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•
Amortization of UTA’s note discount and related expenses - These interest expenses are non-cash and are related to amortization of discount  of the First Note and Second Note, both issued to UTA or the amendment of their terms that occurred in January 2013. Such expenses do not reflect our on-going operations and most of them to be incurred up to the end of fiscal 2013 throughout the Note period.

•
Change in fair value of call / put options and warrants – The change in fair value in 2013 of the call options relating to our Micronet Acquisition is recorded as interest expense. The change in fair value is derived primarily from Micronet’s share price and does not reflect our on-going operations.  In 2012, the change in fair value of UTA warrants derived from changes in the price of our Common Stock.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Three months ended March 31,
	2013	2012
GAAP Net loss attributable to Micronet Enertec	$(461)	$(149)
Amortization of acquired intangible assets	378
Change in fair value of call / put options and warrants	298	(8)
Amortization of UTA’s note discount and related expenses	568	83
Income tax-effect of above non-GAAP adjustments	(57)
Total non-GAAP net income attributable to Micronet Enertec	$727	$(74)

Non-GAAP net income per diluted share attributable to Micronet Enertec	0.18	(0.02)
Shares used in per share calculations	3,924,427	3,241,500

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues for the three months ended March 31, 2013 were $10,361 as compared to $1,952 for the three months ended March 31, 2012. This represents an increase of $8,409, or 430%, for the quarter ended March 31, 2013. The increase in revenue is primarily due to consolidating Micronet’s financial results following the Acquisition in September 2012. Micronet contributed $7,958 to our consolidated revenues for the three months ended March 31, 2013 while Enertec Systems accounted for an increase in revenues of $451 for the three months ended March 31, 2013 compared to March 31, 2012, as a result of progress in long-term projects for which we recognize revenue based on percentage of completion.

Gross profit increased by $3,054, to $3,647 for the three months ended March 31, 2013 as compared to $593 for the three months ended March 31, 2012. The increase in gross profit is primarily due to consolidating Micronet’s financial results following the Acquisition in September 2012.

Gross profit as a percentage of sales was 35% for the three month period ended March 31, 2013 compared to 30% for the three month period ended March 31, 2012. As explained above, the increase in gross profit is primarily attributable to the Acquisition in September 2012.

Selling and marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three months ended March 31, 2013 were $314, as compared to $93 for the three months ended March  31, 2012. The increase is primarily due to operations of Micronet which accounted for $178 of the increase in selling and marketing costs for the three months ended March 31, 2013.

General and administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three months ended March 31, 2013 were $784 as compared with $405 for the three months ended March 31, 2012. The increase in the general and administrative costs is primarily due to the operations of Micronet which accounted for $452 of the increase in the general and administrative costs for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. Enertec Systems recorded a decrease of $73 in general and administrative costs for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three months ended March 31, 2013 were $709 compared to $56 for the three months ended March 31, 2012. The increase in R&D is primarily due to the operations of Micronet, which accounted for $642 of the increase in research and development costs for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. Since Micronet invests a larger portion of its income in R&D as compared to Enertec Systems, management believes the increase in the R&D costs and percentage of revenue will continue in the near future.

Operating Expenses

For the three month periods ended March 31, 2013, operating expenses totaled $2,185 which represents an increase of $1,631, or 294%, when compared to $554 for the three month period ended March 31, 2012. The increase in operating expenses as explained above is the result of consolidating Micronet’s operating expenses following the Acquisition.

Finance Expenses, net

Interest expense, net, for the three months ended March 31, 2013 was $1,131 compared to $163, for the three months ended March 31, 2012. The increase in interest expense in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to the change in 2013 in the fair value of the put and call options of $299 and amortization of discount of long term notes of $568.

Net loss

Our net loss attributable to Micronet Enertec was $461 in the three months ended March 31, 2013 compared to net loss attributable to Micronet Enertec of $149 in the three months ended March 31, 2012. This represents an increase in net loss of $312 as compared with the three month period ended March 31, 2012. The increase in net loss was primarily the result of the increase in interest expenses.

Liquidity and Capital Resources

As of March 31, 2013, our total cash and cash equivalents balance was $11,428 and our marketable securities amounted to $3,327. These balances, as compared to $10,611 and $3,183, respectively, as of December 31, 2012, reflect an increase of $817 in cash and cash equivalents and of $144 in marketable securities.

As of March 31, 2013, our total current assets were $33,401 as compared to $33,984 at December 31, 2012.

Our accounts receivable at March 31, 2013 were $9,689 as compared to $9,914 at December 31, 2012.

As of March 31, 2013, our working capital was $18,321 as compared to $19,430 at December 31, 2012. The decrease in the working capital is due primarily to the increase in short term loan, and decrease in inventories and current portion of long term notes.

As of March 31, 2013, our total bank debt was $8,827 as compared to $8,630 at December 31, 2012. Our bank debt is composed of short-term loans amounting to $5,582 as of March 31, 2013 compared to $4,689 at December 31, 2012, and long-term loans amounting to $3,245 as of March 31, 2013 compared to $3,941 at December 31, 2012.  The short-term loans have maturity dates between May 2013 and March 2014 and have interest rates between Israeli prime (currently 3%) plus 0.5% to 2.75% and a fixed price loan with an interest rate of 4.25%.  The long-term loans have maturity dates between May 2014 and January 2018 and have interest rates between Israeli prime plus 0.5% to 2.75%.

The current portion of long-term note at March 31, 2013 was $2,255 as compared to $1,671 at December 31, 2012. The increase in current portion of long-term notes is primarily attributable to the borrowing by the Company from UTA, pursuant to the First Closing that took place in September 2011.

As of March 31, 2013, we were in compliance with all of the terms of our bank debt.

Enertec Systems has covenanted under its bank loan that (i) its shareholder’s equity according to its financial statements will not be below 18 million NIS, and (ii) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet.  Enertec Systems has met all of its bank covenants.  As of March 31, 2013, the shareholder’s equity of Enertec Systems was22  million NIS which constitutes 45% of the total liabilities on its balance sheet.

On April 29, 2013, the Company closed an underwritten public offering of 1,620,000 shares of Common Stock, and warrants to purchase 810,000 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The underwriter partially exercised its over-allotment option and acquired warrants to purchase 121,500 shares of Common Stock.  The underwriter also has a 45-day option to purchase up to an additional 243,000 shares of Common Stock to cover additional over-allotments, if any. The gross proceeds to the Company, including the underwriter’s partial exercise of its over-allotment option, were $8,109, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively. The Company intends to use a portion of the net proceeds received from this offering to purchase additional Micronet Ltd ordinary shares pursuant to certain of the Company’s options and to repay a portion of its debt.  The Company intends to use the remainder of the net proceeds to expand its sales and marketing efforts, to increase its product offerings through potential acquisitions or purchases of relevant licenses, and general corporate purposes.

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

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, management may undertake additional debt or equity financings to better enable Micronet Enertec to grow and meet its future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures.

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

Impairment of long-lived assets. In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset.

Revenue recognition. The Company’s subsidiary Enertec Systems mainly enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of cost incurred to date on a contract relative to the estimated total expected contract cost. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs. The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident.

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

Recent Accounting Pronouncements In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements by component. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU, effective January 1, 2013, did not have an impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended March 31, 2013. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2013. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits.

Exhibit Number	Description
10.1
First Amendment to the Amended and Restated Note and Warrant Purchase Agreement, dated as of January 28, 2013, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013).

10.2
Shareholder Agreement, dated March 17, 2013, between Enertec Electronics Ltd. and Shlomo Shalev (English Translation) (Incorporated by reference to Exhibit 10.21 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

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

101
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: May 30, 2013	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 30, 2013	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
First Amendment to the Amended and Restated Note and Warrant Purchase Agreement, dated as of January 28, 2013, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013).

10.2
Shareholder Agreement, dated March 17, 2013, between Enertec Electronics Ltd. and Shlomo Shalev (English Translation) (Incorporated by reference to Exhibit 10.21 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

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

101
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

* Furnished herewith.