Form 10-Q
period 2013-06-30
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2013-08-13
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2013

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

Yes ☐ No ☒

As of August 12, 2013, there were 5,831,246 issued and outstanding shares of the Registrant’s Common Stock, $0.001 par value.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value Data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,835	$10,611
Marketable securities	3,354	3,183
Trade account receivables, net	10,723	9,914
Inventories	5,325	7,392
Derivative asset - call options	459	945
Other account receivable	1,256	1,939
Total current assets	36,952	33,984

Property, and equipment, net	2,297	2,269
Intangible assets and others, net	1,271	1,635
Long term deposit	44	43

Total long term assets	3,612	3,947

Total assets	$40,564	$37,931

	June 30, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$4,644	$4,689
Current portion of long term notes and convertible debenture, net of discount	2,334	1,671
Trade account payables	2,981	4,701
Other account payables	2,455	3,420
Derivative liabilities - put option	22	73
Total current liabilities	12,436	14,554

Long term loans from banks	3,139	3,941
Long term notes, net of discount		1,370
Accrued severance pay, net	258	1,138
Deferred tax liabilities, net	141	60
Total long term liabilities	3,538	6,509

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 100,000,000 shares authorized, 5,831,246 shares issued and outstanding as of June 30, 2013, 3,241,500 shares issued and outstanding as of December 31, 2012	6	3
Additional paid in capital	8,485	957
Accumulated other comprehensive income	857	233
Retained earnings	8,229	8,918
Micronet Enertec stockholders equity	17,577	10,111

Non-controlling interests	7,013	6,757
Total equity	24,590	16,868
Total liabilities and equity	$40,564	$37,931

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Revenues	$18,132	$4,432	$7,771	$2,480
Cost of revenues	11,618	2,915	4,903	1,556
Gross profit	6,514	1,517	2,868	924
Operating expenses:
Research and development	1,389	109	680	53
Selling and marketing	678	175	364	82
General and administrative	1650	781	866	376
Amortization of intangible assets	471	-	93	-
Total operating expenses	4,188	1,065	2,003	511

Income from operations	2,326	452	865	413
Financial expenses, net	(1,848)	(417)	(717)	(246)
Other income	-	21	-	9
Income before provision for income taxes	478	56	148	176
Taxes on income	130	12	11	11
Share in profit of affiliated company	-	(17)	-	11
Net income	348	27	137	176
Net income attributable to non-controlling interests	1,037	-	364	-
Net Income (loss) attributable to Micronet Enertec	(689)	27	(227)	176

Loss per share attributable to Micronet Enertec
Basic and diluted	$(0.18)	$0.01	$(0.04)	$0.05

Weighted average common shares outstanding:
Basic and diluted	3,725,998	3,241,500	5,210,247	3,241,500

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Net income (loss)	$348	$27	$137	$176
Other comprehensive income (loss), net of tax:
Currency translation adjustment attributable to the non-controlling interests	100	-	59	-
Currency translation adjustment attributable to Micronet Enertec	624	(293)	56	(152)
Total comprehensive income (loss)	1,072	(266)	252	24
Comprehensive loss attributable to the non-controlling interests	(1,137)	-	(423)	-
Comprehensive income (loss) attributable to Micronet Enertec	(65)	(266)	(171)	24

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$348	$27

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	683	46
Marketable securities	(66)	-
Change in fair value of derivatives, net	193	(17)
Share in loss of affiliated company	-	17
Change in deferred taxes, net	(287)	(7)
Accrued interests on bank loans	211	-
Amortization of discount of long term notes and convertible debenture, net	1,238	-
Stock based compensation	6	-

Changes in operating assets and liabilities:
Decrease in trade account receivables	(645)	2,410
Decrease (increase) in inventories	2,437	129
Decrease in accrued severance pay, net	(879)	(45)
Increase in other account receivables	(371)	(103)
Decrease in trade account payables	(1,720)	-
Decrease in other account payables	(1,012)	(195)
Net cash provided by operating activities	$136	$2,262

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in long term deposit and restricted cash	$-	$(3)
Purchase of property and equipment	(150)	(299)
Marketable securities	(105)	-
Net cash used in investing activities	(255)	(302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	931	484
Repayment of bank loan	(1,989)	-
Repayment of notes	(1,468)	-
Issuance of shares and warrants	8,671	-
Proceeds from long-term debt	-	(141)
Exercise of call option over non-controlling interest	(312)	-
Dividend paid to non-controlling interest	(681)	-
Net cash provided by financing activities	5,152	343

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	5,033	2,303

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,611	940

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	191	(292)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,835	$2,951

APPENDIX A –NON-CASH ACTIVITIES:

	Six months ended June 30,
	2013	2012
Issuance costs	$1,269	-

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Values)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

A.  Overview

Micronet Enertec Technologies, Inc. (formerly known as Lapis Technologies, Inc.), a U.S. based Delaware corporation formed in Delaware on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we”, “Micronet Enertec” or the “Company”). We operate through two Israel-based subsidiaries, wholly-owned Enertec Systems 2001 Ltd (“Enertec Systems”) and approximately 51% owned Micronet Ltd (“Micronet”), which we control.

Micronet is an Israeli publicly traded company on the Tel Aviv Stock Exchange (“TASE”) and operates in the growing commercial Mobile Resource Management, or MRM market.  Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage.  Micronet’s customers consist primarily of application service providers (“ASPs”) and solution providers specializing in the MRM market.

Enertec Systems operates in the Defense and Aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec Systems’ solutions and systems are designed according to major aerospace integrators’ requirements and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force and Navy and by foreign defense entities.

B.  Micronet Acquisition

On September 7, 2012, we, through our wholly-owned subsidiary Enertec Electronics Ltd., an Israeli corporation (“Enertec Electronics”), acquired from three Israeli individuals who collectively were the former controlling shareholders of Micronet (the “Sellers”), 47.5% of the issued and outstanding shares of Micronet pursuant to a stock purchase agreement (the “Agreement”). Pursuant to partial exercise of certain options granted to us under the Agreement, we currently own approximately 51% of the outstanding shares of Micronet common stock. As a result of the consummation of the Micronet acquisition (the “Acquisition”), we have become the largest shareholder of Micronet and the legal controlling entity due to our ability to nominate the majority of the members of Micronet’s board of directors, which gives us control of Micronet’s operations.

Pursuant to the terms of the Agreement, we acquired 8,256,000 ordinary shares of Micronet for 17,300 NIS (approximately $4,300), divided pro rata among Sellers.  The Acquisition was financed based partly on our own resources and partly by means of a loan from UTA Capital LLC (see reference to note 8). The Agreement also includes two call options granted to Micronet Enertec (via Enertec Electronics) and a put option granted to Sellers. Pursuant to the initial call option, we are entitled to purchase from the Sellers, during the period beginning on the closing of the transaction and for 11 months thereafter, up to additional 996,000 ordinary shares of Micronet (5.49% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS (approximately $0.58 per share at June 30, 2013) per share as adjusted based on the Israeli consumers index.  Under the second call option, we are entitled to purchase from the Sellers up to additional 1,200,000 ordinary shares of Micronet.

The second call option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 21-month anniversary of the closing of the transaction (6.62% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS per share as adjusted based on the Israeli consumers index (approximately $0.58 per share at June 30, 2013) plus 25% of Micronet’s 2012 gross profit per share based on Micronet’s issued and outstanding shares as of December 31, 2012, up to maximum of 18,850,000 shares, but in any event such price per share shall not exceed 3 NIS (approximately $0.829 per share at June 30, 2013).  Pursuant to the put option granted to Sellers, Sellers can cause the sale of up to an additional 1,000,002 ordinary shares constituting 5.73% of Micronet’s issued and outstanding shares for a price of 2.2 NIS per share (approximately $0.608 per share at June 30, 2013) as adjusted based on the Israeli customers index. The put option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 22-month anniversary of the closing of the transaction. Micronet’s results of operations and balance sheet have been included in our consolidated reports since September 7, 2012 (the “Closing Date”). Acquisition costs amounting to $65 were charged to general and administrative expenses.

The purchase consideration was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that the fair values of net assets acquired exceeded the purchase price by $4,623, which was recorded as a bargain purchase gain, and is shown as separate non-operating income. The gain is not taxable income for tax purposes. The gain was largely determined by the following reasons:

•
Micronet is a publicly-traded company on the TASE. The purchase price takes into consideration the average price per Micronet share for the 12-month period prior to the Closing Date. The average price per Micronet share for the 12-month period prior to the Closing Date was approximately 2.2 NIS, whereas the purchase price was 2.1 NIS.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase.

Current assets	$19,492
Derivative asset - call options	404
Property, plant and equipment, net	1,400
Other non-current assets	267
Identifiable intangible assets:
Customer relations	918
Backlog	712
Technology	330
Total assets acquired	23,523

Current liabilities	4,689
Derivative liability - put option	163
Convertible notes	1,265
Long-term liabilities, including deferred taxes liability	1,383
Total liabilities assumed	7,500
Non-controlling interest	6,461
Employees stock options (non-controlling interest)	635
Gain on bargain purchase	4,623
Net assets acquired	$4,304

The consideration of the Acquisition was attributed to net assets acquired and liabilities assumed based on their fair value. Upon a purchase price allocation, an amount of $330 was allocated to technology and to be amortized over a 5-year period, an amount of $917 was allocated to estimated fair value of the customers relation intangible assets to be amortized over a 3-year period, and an amount of $712 was allocated to backlog which is being amortized over its estimated useful life - up to 0.5 years.  In addition, the value of employees stock options was recorded at fair value upon Acquisition and amounted to $635, as these employees stock options are fully vested they were classified upon Acquisition as part of the non-controlling interest.  The call and put options between the Company and the Sellers were measured at fair value as part of the Acquisition and amounted to $404 and $163, respectively.  They will be marked to market each reporting period. An amount of $1,171 was allocated to the fair value of inventory that will be realized in up to 4 months.  The non-controlling interests were calculated based on the market price of Micronet’s share at the Acquisition date.  The contribution of Micronet’s results to our consolidated revenue and net income was $ 12,890 and $2,416 for the six months ended June 30, 2013.

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

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of Micronet for the periods shown as though the Acquisition occurred as of the beginning of fiscal year 2012. The pro forma financial information for the periods presented includes the business combination accounting effects of the Acquisition, including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the Acquisition and divestiture had taken place at January 1, 2012. The unaudited pro forma financial information is as follows:

Six months ended June 30, 2012
Total revenues	$18,856
Net income (loss) attributable to Micronet Enertec	$497
Basic earnings (losses) per share	$0.08
Diluted earnings (losses) per share	$0.07

C.  Public Offering

In the second quarter of 2013, the Company closed an underwritten public offering of 1,863,000 shares of Common Stock, and warrants to purchase 931,500 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The gross proceeds to the Company, including the underwriter’s exercise of its over-allotment option, were $9,324 before deduction of issuance costs amounted to $1,922 payable by the company. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively.

D.  Amertec Systems Pvt Ltd

In May 2013, Amertec Systems Pvt Ltd (“Amertec”), an Indian company formed pursuant to an agreement between the Company’s wholly owned subsidiary, Enertec Electronics, and Amtek Defense Technologies Limited, received the Indian government authorities’ clearance and approval pursuant to the local Indian Foreign Direct Investment regulations for the consummation of their transaction. This approval enables the Company via Enertec Electronics to subscribe in July 2013 for 26% of the share capital of Amertec.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q (the “Report”).

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period); and

-
Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012, are summarized below:

	Fair value measurements using input type
	June 30, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$15,835	$-	$-	$15,835
Marketable securities	3,354	-	-	3,354
Derivative asset - call option	-	459	-	459
Derivative liability - put option	-	(22)	-	(22)
	$19,189	$437	$-	$19,626

	Fair value measurements using input type
	December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,611	$-	$-	$10,611
Marketable securities	3,183	-	-	3,183
Derivative asset - call option	-	945	-	945
Derivative liability - put option	-	(73)	-	(73)
	$13,794	$872	$-	$14,666

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	June 30, 2013	December 31, 2012

Raw materials	$4,208	$4,874
Work in process	1,117	2,518

	$5,325	$7,392

NOTE 5 - CONCENTRATIONS

A significant portion of our annual revenues during the past two years were from few leading customers that are large-scale strategic Israeli defense groups (Raphael, Israeli Aerospace Industry). Following the Acquisition, PeopleNet Communications Corporation, which operates in the U.S. market, has been added as a major significant customer.

For the three and six months ended June 30, 2013, approximately 93% and 91% of our sales were to three major customers, compared to 93% and 94% for the three and six months ended June 30, 2012, made to two major customers.

NOTE 6 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. Following the Acquisition of Micronet, we have two operating segments: a defense and aerospace segment operated by Enertec Systems and a mobile resource management segment operated by Micronet. Prior to the third quarter of fiscal 2012, we had only one segment operated by Enertec Systems.

The following table summarizes the financial performance of our operating segments:

	Six months ended June 30, 2013
	Defense and aerospace	Mobile resource management	Consolidated
	(In thousands)
Revenues from external customers	5,242	12,890	18,132
Segment operating income (loss)	194	2,311	2,505
Unallocated expenses			179

Consolidated loss from operations			2,326

	Three months ended June 30, 2013
	Defense and aerospace	Mobile resource management	Consolidated
	(In thousands)
Revenues from external customers	2,839	4,932	7,771
Segment operating income (loss)	275	383	658
Unallocated expenses			(207)

Consolidated loss from operations			865

NOTE 7 – UTA CAPITAL LLC TRANSACTION

On July 12, 2011, the company entered into a Note and Warrant Purchase Agreement with UTA Capital LLC, a Delaware limited liability company (“UTA”), (the “Purchase Agreement,” and as amended by that certain letter agreement dated as of August 16, 2011, and as further amended by that certain Second Amendment to Note and Warrant Purchase Agreement dated as of August 31, 2011 and that certain Third Amendment to Note and Warrant Purchase Agreement dated as of November 24, 2011, the “Original Agreement”) pursuant to which UTA agreed to provide financing to Micronet Enertec on a secured basis.

The initial closing (the “Initial Closing”) of the transactions contemplated by the Purchase Agreement took place on September 1, 2011.  In connection therewith, the Company issued to UTA a secured promissory note in the principal amount of $3,000 that matures on March 1, 2014 (the “First Note”). The First Note bears interest at a rate of 8% per annum and principal was due to be repaid in three equal principal payments of $1,000 on each of September 1, 2012, September 1, 2013 and March 1, 2014. Net proceeds from the sale of the First Note were to be used as working capital for the Company and its subsidiaries.  In addition, the Company issued to UTA a warrant (the “First Warrant”) to purchase up to 476,113 shares of the Company’s common stock, par value $0.001 (the “Common Stock”), at an exercise price initially equal to $1.00 per share, representing 12% of the Company’s outstanding shares of Common Stock, on a fully diluted basis.  The First Warrant became exercisable on March 1, 2012 and was exercised in full in March 2013. The Company has agreed to customary covenants.

At the issuance date of the First Warrant, the company recorded the fair value of the First Warrant issued with the $3,000 Note as a derivative liability of $828 using the Black–Scholes option pricing model with a corresponding increase in debt discount as the company determined that warrants are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the six months ended June 30, 2013 was $347, and is included as a component of interest expense.

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

Amended and Restated Note and Warrant Purchase Agreement

In connection with the Acquisition, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement (the “Amended Agreement”), dated as of September 7, 2012, with UTA.  The Amended Agreement included mainly changes in certain pledges to secure the note and that the first installment will be delayed from September 2012 to December 2012.

Second Closing

On September 7, 2012, the company issued to UTA pursuant to the Amended Agreement (i) the Second Secured Promissory Note in the principal amount of $3,000, with an initial interest rate equal to 8% per annum, $1,500 of such amount payable on May 15, 2013, and the remaining balance due at the maturity date of April 1, 2014, and (ii) the Second Warrant entitling UTA to purchase from the Company up to a total of 300,000 shares of the Company’s Common Stock at an exercise price initially equal to $1.30 per share, first exercisable beginning six months after September 7, 2012, until 66 months after September 7, 2012. At issuance date, the Company recorded the fair value of the Second Warrant issued with the $3,000 Note as a derivative liability amounting to $872 using the Black–Scholes option pricing model with a corresponding increase in debt discount as the Company determined that warrants (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and are presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the six months ended June 30, 2013 was $537, and is included as a component of interest expense.

On November 6, 2012 the Company and UTA amended the terms of the Warrants pursuant to which UTA waived its right to anti-dilution protection in case the Company issued additional shares of Common Stock, while the Company waived certain upward exercise price adjustment provisions included in the Warrants. Following this amendment, the Warrants were classified to equity in the amount of $1,105.

On January 28, 2013, the Company and UTA amended the terms of the Amended and Restated Note and Warrant Purchase Agreement and the First Note and Second Note to provide that any net proceeds of any equity financing by us or any of our subsidiaries will be applied as follows: (x) the first $4,000 may be retained by us or applied to reduce other obligations of ours or a subsidiary of ours, and (y) 75% of the excess of such net proceeds over $4,000 may be retained by us or applied to reduce other obligations of ours or a subsidiary of ours, and the remaining 25% shall be applied (A) first to the repayment of the First Note and (B) second, to the extent any proceeds remain, to the repayment of the Second Note.  The Company and UTA also agreed upon the application of our December 17, 2012 prepayment of $2,500 owed to UTA and the release of a certain pledge.  In consideration for the amendments and releases the Company agreed to pay UTA $480 in cash or a combination of cash and shares of our Common Stock, the amount was recorded as a liability and the expenses are charged to income through the period of the note.

On March 8, 2013, UTA fully exercised the Warrants, the Company issued an aggregate of 726,746 shares of Common Stock to UTA upon such exercise, which represented approximately 18.3% of the Company’s outstanding Common Stock as of March 14, 2013. The First Warrant, to purchase 476,113 shares of Common Stock, issued to UTA in September 2011 was exercised for the full amount of such shares at an aggregate exercise price of $476 based on an exercise price of $1.00 per share, which exercise price was paid by reducing the $480 liability the Company owed UTA for the amendments and releases described above. The Second Warrant, to purchase 300,000 shares of Common Stock, issued to UTA in September 2012 was exercised for 250,633 shares through a cashless exercise method.

In May 2013, the Company repaid certain of its debt to UTA pursuant to the First and Second Note in a total amount of $1,185. In June 2013, the Company repaid additional amounts of its debt to UTA pursuant to the First Note in a total amount of $282. Accordingly, following the repayment of the aforementioned amounts, the Company’s current balances of loans due to UTA are as follows: the current balance of the outstanding principal amount under the First Note is $532 and, the current outstanding principal amount under the Second Note is $1,500.

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

Our two operations are located in Israel, benefitting from the innovative high tech spirit of the local industry.  In Enertec Systems, we also combine this spirit with extensive military experience.  Our MRM tablets and mobile computers are integrated into MRM systems globally. We combine our deep expertise in the industry with strong technical capabilities to provide a complete range of high quality products, systems and services on a global scale. Our military solutions and products serve leading Israeli defense integrators worldwide and are used for Israeli and other defense forces around the world. By integrating our abilities and focusing on business and project teams, we leverage our corporate knowledge and experience, intellectual property and infrastructure to develop innovative solutions for clients that we serve worldwide.  We mainly focus on the Israeli, European and U.S. markets.  Following the acquisition of Micronet (the “Acquisition”), the U.S. market has become our primary market for MRM products.

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

In supporting our vision and market strategy, we appointed a board of directors and an advisory board for our two operating subsidiaries. Among our directors and advisory board are leaders from the financial community, defense industry, and academia. In addition to strengthening our financial structure as a result of the Acquisition, we continue to explore alternatives to strengthen our financial position including through public or private capital raises. In addition, an integral part of our growth strategy includes mergers and acquisitions. As such, our management is exploring potential acquisitions of companies with synergistic businesses that may allow us to enlarge the variety of our solutions to the market and increase our competitiveness.

In the second quarter of 2013, the Company closed an underwritten public offering of 1,863,000 shares of Common Stock, and warrants to purchase 931,500 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The gross proceeds to the Company, including the underwriter’s exercise of its over-allotment option, were $9,324,000 before deduction issuance costs amounted to $1,921,841 payable by the Company. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively. The Company intends to use a portion of the net proceeds received from this offering to purchase additional Micronet ordinary shares pursuant to certain of the Company’s options and to repay a portion of its debt.  The Company intends to use the remainder of the net proceeds to expand its sales and marketing efforts, to increase its product offerings through potential acquisitions or purchases of relevant licenses, and general corporate purposes.

In May 2013, Amertec Systems Pvt Ltd (“Amertec”), an Indian company formed pursuant to an agreement between the Company’s wholly owned subsidiary, Enertec Electronics Ltd., an Israeli corporation (“Enertec Electronics”), and Amtek Defense Technologies Limited, received the Indian government authorities’ clearance and approval pursuant to the local Indian Foreign Direct Investment regulations for the consummation of their joint venture transaction. This approval enables the Company via Enertec Electronics to subscribe in July 2013 for 26% of the share capital of Amertec. Amertec was formed for the purpose of developing and manufacturing advanced electronic systems, test systems, simulators and electronic systems for military defense and homeland applications based on Enertec Electronic’s licensed technology or other technologies as well to market, distribute, promote, sell, warrant and further provide maintenance and after sales support services related to such products and systems.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, (“GAAP)”, we provide additional financial metrics that are not prepared in accordance with GAAP, (“non-GAAP”). Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets – We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Acquisition. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to the Acquisition. The amortization of acquired intangible assets are non-cash charges. We expect that such charges will be nonrecurring and do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•
Amortization of UTA’s note discount and related expenses – These interest expenses are non-cash and are related to the amortization of discounts of the First Note and Second Note,. Such expenses do not reflect our on-going operations and most of them will be incurred up to the end of fiscal 2013 .

•
Change in fair value of call / put options and warrants – The change in fair value in 2013 of the call/put options relating to the Acquisition is recorded as interest expense. The change in fair value is derived primarily from Micronet’s share price and does not reflect our on-going operations.  In 2012, the change in fair value of UTA warrants derived from changes in the price of our Common Stock, and do not reflect our ongoing operation.

•
Stock-based compensation – Stock-based compensation is composed of shares granted to certain individuals. Such compensation is non-cash and is affected by our historical stock prices, which are irrelevant to forward-looking analyses and are not necessarily linked to operational performance.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Six months ended June 30,
	2013	2012
GAAP Net loss attributable to Micronet Enertec	$(689)	$27
Amortization of acquired intangible assets	471	-
Change in fair value of call / put options and warrants	193	(17)
Amortization of UTA’s note discount and related expenses	1,188	166
Stock-based compensation	6	-
Income tax-effect of above non-GAAP adjustments	(71)	-
Total non-GAAP net income attributable to Micronet Enertec	$1,098	$176

Non-GAAP net income per diluted share attributable to Micronet Enertec	0.29	0.05
Shares used in per share calculations	3,727,372	3,241,500

	Three months ended June 30,
	2013	2012
GAAP Net loss attributable to Micronet Enertec	$(227)	$176
Amortization of acquired intangible assets	93	-
Change in fair value of call / put options and warrants	(105)	(9)
Amortization of UTA’s note discount and related expenses	619	83
Stock-based compensation	6	-
Income tax-effect of above non-GAAP adjustments	(14)	-
Total non-GAAP net income attributable to Micronet Enertec	$372	$250

Non-GAAP net income per diluted share attributable to Micronet Enertec	0.07	0.08
Shares used in per share calculations	5,211,888	3,241,500

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Revenues for the three and six months ended June 30, 2013 were $7,771,000 and 18,132,000 as compared to $2,480,000 and $4,432,000 and for the three and six months ended June 30, 2012. This represents an increase of $5,291,000 and $13,700,000, or 213% and 309%, for the three and six months ended June 30, 2013. The increase in revenue is primarily due to consolidating Micronet’s financial results following the Acquisition in September 2012. Micronet contributed $4,932,000 and $12,890,000 to our consolidated revenues for the three and six months ended June 30, 2013 while Enertec Systems contributed revenues of $2,839,000 and $5,242,000 for the three and six months ended June 30, 2013, an increase of $359,000 and $810,000 for the three and six months compared to June 30, 2012, as a result of progress in long-term projects for which we recognize revenue based on percentage of completion.

Gross profit increased by $1,944,000 and $4,997,000, to $2,868,000 and $6,514,000 for the three and six months ended June 30, 2013 as compared to $924,000 and $1,517,000 for the three and six months ended June 30, 2012. The increase in gross profit is primarily due to consolidating Micronet’s financial results following the Acquisition in September 2012.

Gross profit as a percentage of sales was 37% and 36% for the three and six month period ended June 30, 2013 compared to 37% and 34% for the three and six month period ended June 30, 2012. As explained above, the increase in gross profit is primarily attributable to the Acquisition in September 2012.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and six months ended June 30, 2013 were $364,000 and $678,000, as compared to $82,000 and $175,000 for the three and six months ended June 30, 2012. This represents an increase of $282,000 and $503,000, or 344% and 287%, for the three and six months ended June 30, 2013. The increase is primarily due to operations of Micronet which accounted for $229,000 and $407,000 of the increase in selling and marketing costs for the three and six months ended June 30, 2013.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and six months ended June 30, 2013 were $866,000 and $1,650,000 as compared to $376,000 and $781,000 for the three and six months ended June 30, 2012. This represents an increase of $490,000 and $869,000, or 130% and 111%, for the three and six months ended June 30, 2013. The increase in the general and administrative costs is primarily due to the operations of Micronet which accounted for $393,000 and $845,000 of the increase in the general and administrative costs for the three and six months ended June 30, 2013 as compared with the three and six months ended June 30, 2012. Enertec Systems contributed $474,000 and $805,000 in general and administrative costs for the three and six months ended June 30, 2013.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and six months ended June 30, 2013 were $680,000 and $ 1,389,000 compared to $53,000 and $109,000 for the three and six months ended June 30, 2012. This represents an increase of $627,000 and $1,280,000, or 1,183% and 1,174%, for the three and six months ended June 30, 2013. The increase in R&D is primarily due to the operations of Micronet, which accounted for $608,000 and $1,250,000 of the increase in research and development costs for the three and six months ended June 30, 2013 as compared with the three and six months ended June 30, 2012. Since Micronet invests a larger portion of its income in R&D as compared to Enertec Systems, management believes the increase in the R&D costs and percentage of revenue will continue in the near future.

Operating Expenses

For the three and six month periods ended June 30, 2013, operating expenses totaled $2,003,000 and $4,188,000 which represents an increase of $1,492,000, or 292% and $3,123,000, or 293%, when compared to $511,000 and $1,065,000 for the three and six month period ended June 30, 2012. The increase in operating expenses as explained above is the result of consolidating Micronet’s operating expenses following the Acquisition.

Finance Expenses, net

Interest expense net, for the three and six months ended June 30, 2013 was $717,000 and $1,848,000 compared to $246,000 and $417,000, for the three and six months ended June 30, 2012. This represents an increase of $471,000 and $1,431,000, or 191% and 343%, for the three and six months ended June 30, 2013. The increase in interest expense in the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily due to the change in 2013 in the fair value of the put and call options and amortization of UTA’s note discount as detailed in non-GAAP note.

Net Loss

Our net loss attributable to Micronet Enertec was $227,000 and $689,000 in the three and six months ended June 30, 2013 compared to net income attributable to Micronet Enertec of $176,000 and $27,000 in the three months ended June 30, 2012. This represents an increase in net loss of $403,000 and $716,000 as compared with the three and six month period ended June 30, 2012. The increase in net loss was primarily the result of the increase in interest expenses as mentioned above.

Liquidity and Capital Resources

As of June 30, 2013, our total cash and cash equivalents balance was $15,835,000 and our marketable securities amounted to $3,354,000. These balances, as compared to $10,611,000 and $3,183,000, respectively, as of December 31, 2012, reflect an increase of $5,224,000 in cash and cash equivalents and of $171,000 in marketable securities. The increase in cash and cash equivalents is primarily a result of the gross proceeds from the public offering conducted during the second quarter.

As of June 30, 2013, our total current assets were $36,952,000 as compared to $33,984,000 at December 31, 2012.

Our accounts receivable at June 30, 2013 were $10,723,000 as compared to $9,914,000 at December 31, 2012.

As of June 30, 2013, our working capital was $24,516,000 as compared to $19,430,000 at December 31, 2012. The increase in the working capital is due primarily to the increase in cash and cash equivalents.

As of June 30, 2013, our total bank debt was $7,783,000 as compared to $8,630,000 at December 31, 2012. Our bank debt is composed of short-term loans amounting to $4,644,000 as of June 30, 2013 compared to $4,689,000 at December 31, 2012, and long-term loans amounting to $3,139,000 as of June 30, 2013 compared to $3,941,000 at December 31, 2012.  The short-term loans have maturity dates between July 2013 and March 2014 and have interest rates between Israeli prime (currently 2.75%) plus 0.5% to 2.75% and a fixed price loan with an interest rate of 4%.  The long-term loans have maturity dates between May 2014 and January 2018 and have interest rates between Israeli prime plus 0.5% to 2.75%.

As of June 30, 2013, we were in compliance with all of the terms of our bank debt.

Enertec Systems has covenanted under its bank loan that (i) its shareholder’s equity according to its financial statements will not be below 18 million NIS, and (ii) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet.  Enertec Systems has met all of its bank covenants.  As of June 30, 2013, the shareholder’s equity of Enertec Systems was 23 million NIS which constitutes 45% of the total liabilities on its balance sheet.

In the second quarter of 2013, the Company closed an underwritten public offering of 1,863,000 shares of Common Stock, and warrants to purchase 931,500 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant respectively. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The gross proceeds to the Company, including the underwriter’s exercise of its over-allotment option, were $9,324,000 before deduction issuance costs amounted to $1,921,841 payable by the Company. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively. The Company intends to use a portion of the net proceeds received from this offering to purchase additional Micronet ordinary shares pursuant to certain of the Company’s options and used a portion to repay a portion of its debt.  The Company intends to use the remainder of the net proceeds to expand its sales and marketing efforts, to increase its product offerings through potential acquisitions or purchases of relevant licenses, and general corporate purposes.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the organic and non-organic growth of our business.  Among other activities, we plan to develop, manufacture and market larger-scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including but not limited to (i) the levels and costs of our research and development initiatives, (ii) the cost of hiring and training additional highly skilled professionals (mainly engineers and technicians), qualified stronger management, and sales and marketing personnel to promote our products, and (iii) the cost and timing of the expansion of our development, manufacturing and marketing efforts.

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

Recent accounting pronouncements In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements by component. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU, effective January 1, 2013, did not have an impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended June 30, 2013. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2013. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

101
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: August 13, 2013	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

* Furnished herewith.