Form 10-Q
period 2013-09-30
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2013-11-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013

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

Yes ☐ No ☒

As of November [13], 2013, there were 5,831,246 issued and outstanding shares of the Registrant’s Common Stock, $0.001 par value.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value Data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,739	$10,611
Marketable securities	6,588	3,183
Trade account receivables, net	10,791	9,914
Inventories	5,870	7,392
Derivative asset - call options	387	945
Other account receivable	1,288	1,939
Total current assets	38,663	33,984

Property, and equipment, net	2,450	2,269
Intangible assets and others, net	1,157	1,635
Long term deposit	46	43

Total long term assets	3,653	3,947

Total assets	$42,316	$37,931

	September 30, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$5,571	$4,689
Current portion of long term notes and convertible debenture, net of discount	2,539	1,671
Trade account payables	3,518	4,701
Other account payables	2,049	3,420
Derivative liabilities - put option	4	73
Total current liabilities	13,681	14,554

Long term loans from banks and others	3,130	3,941
Long term notes, net of discount	-	1,370
Accrued severance pay, net	256	1,138
Deferred tax liabilities, net	127	60
Total long term liabilities	3,513	6,509

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 100,000,000 shares authorized, 5,831,246 shares issued and outstanding as of September 30, 2013, 3,241,500 shares issued and outstanding as of December 31, 2012	6	3
Additional paid in capital	8,046	957
Accumulated other comprehensive income	1,060	233
Retained earnings	8,307	8,918
Micronet Enertec stockholders equity	17,419	10,111

Non-controlling interests	7,703	6,757
Total equity	25,122	16,868
Total liabilities and equity	$42,316	$37,931

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Revenues	$26,088	$8,212	$7,956	$3,780
Cost of revenues	15,984	6,017	4,366	3,102
Gross profit	10,104	2,195	3,590	678
Operating expenses:
Research and development	2,144	286	755	177
Selling and marketing	954	329	276	154
General and administrative	2,873	1,209	1,223	428
Amortization of intangible assets	564	31	93	31
Total operating expenses	6,535	1,855	2,347	790

Income (loss) from operations	3,569	340	1,243	(112)
Financial expenses, net	(2,119)	(1,240)	(271)	(823)
Gain on bargain purchase	-	4,623	-	4,623
Other income	-	4	-	(17)
Income before provision for income taxes	1,450	3,727	972	3,671
Taxes on income	298	(34)	168	(46)
Share in profit of affiliated company	-	41	-	58
Net income	1,152	3,802	804	3,775
Net income (loss) attributable to non-controlling interests	1,763	(285)	726	(285)
Net Income (loss) attributable to Micronet Enertec	(611)	4,087	78	4,060

(*) Income (loss) per share attributable to Micronet Enertec:
Basic and diluted	$(0.126)	$1.26	$0.013	$1.25

Weighted average common shares outstanding:
Basic and diluted	4,841,747	3,241,500	5,831,246	3,241,500

(*) Giving retrospective effect to the reverse split

NET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net income	$1,152	$3,802	$804	$3,775
Other comprehensive income net of tax:
Currency translation adjustment attributable to the non-controlling interests	295	199	195	199
Currency translation adjustment attributable to Micronet Enertec	827	(38)	203	255
Total comprehensive income	2,274	3,963	1,202	4,229
Comprehensive loss attributable to the non-controlling interests	(2,058)	(86)	(921)	(86)
Comprehensive income attributable to Micronet Enertec	216	3,877	281	4,143

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,152	$3,802

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	801	136
Marketable securities	(292)	-
Change in fair value of derivatives, net	247	626
Share in loss of affiliated company	-	(41)
Gain on bargain purchase		(4,623)
Change in deferred taxes, net	(187)	(132)
Accrued interests on bank loans	240	(894)
Amortization of discount of long term notes and convertible debenture, net	1,441	347
Stock based compensation	13	-

Changes in operating assets and liabilities :
Decrease (increase) in trade account receivables	(340)	2,461
Decrease in inventories	1,944	398
Decrease in accrued severance pay, net	(882)	(53)
Increase (decrease) in other account receivables	(450)	34
Decrease in trade account payables	(1,183)	(620)
Increase (decrease) in other account payables	(1,422)	129
Net cash provided by operating activities	$1,082	$1,570

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in long term deposit and restricted cash	$-	$(181)
Purchase of property and equipment	(259)	(422)
Marketable securities	(3,113)	(110)
Acquisition of newly-consolidated subsidiary, net of cash acquired	-	1,580
Net cash used in investing activities	(3,372)	867

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	4,661	1,414
Repayment of bank loan	(4,689)	-
Issuance (Payment) of notes	(1,718)	325
Issuance of shares and warrants	8,669	3,000
Acquisition of non-controlling interest	(676)	-
Exercise of call option over non-controlling interest	(312)	-
Dividend paid to non-controlling interest	(681)	-
Net cash provided by financing activities	5,254	4,739

NET CASH INCREASE IN CASH AND CASH EQUIVALENTS	2,964	7,176

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,611	940

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	164	284
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,739	$8,400

APPENDIX A –NON-CASH ACTIVITIES:

	Nine months ended September 30,
	2013	2012
Issuance costs	$1,269	-

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Values)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

A.  Overview

Micronet Enertec Technologies, Inc. (formerly known as Lapis Technologies, Inc.) is.), a Delaware corporation that was formed on January 31, 2002 ( “Micronet Enertec”, "we" or the “Company”). On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. We operate through two Israel-based subsidiaries, wholly-owned Enertec Systems 2001 Ltd (“Enertec Systems”) and approximately 54.06% owned Micronet Ltd (“Micronet”), which we control.

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

B.  Micronet Acquisition

On September 7, 2012, we, through our wholly-owned subsidiary Enertec Electronics Ltd., an Israeli corporation (“Enertec Electronics”), acquired from three Israeli individuals who collectively were the former controlling shareholders of Micronet (the “Sellers”), 47.5% of the issued and outstanding shares of Micronet (to the date of the closing) Acquisition pursuant to a stock purchase agreement (the “Agreement”). Pursuant toa partial exercise of certain options granted to us under the Agreement, we currently own approximately 54.06% of the outstanding ordinary shares of Micronet. As a result of the consummation of the Micronet acquisition (the “Acquisition”), we have become the largest shareholder of Micronet and the legal controlling entity due to our ability to nominate the majority of the members of Micronet’s board of directors, which gives us control of Micronet’s operations.

Pursuant to the terms of the Agreement, we acquired 8,256,000 ordinary shares of Micronet for 17,300 NIS (approximately $4,300), divided pro rata among the Sellers.  The Acquisition was financed partly using our own resources and partly by means of a loan from UTA Capital LLC (see reference to Note 7). The Agreement also includes two call options granted to Micronet Enertec (via Enertec Electronics) and a put option granted to the Sellers.

Pursuant to the initial call option, we were entitled to purchase from the Sellers, during the period beginning on the closing of the transaction and ending 11 months thereafter, up to additional 996,000 ordinary shares of Micronet (representing to the date of the closing of the Acquisition 5.49% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS (approximately $0.59 per share on September 30, 2013) per share as adjusted based on the Israeli consumers index.  Under the second call option, we are entitled to purchase from the Sellers up to additional 1,200,000 ordinary shares of Micronet(representing to the date of the closing of the Acquisition 6.62% of Micronet’s issued and outstanding shares). The second call option is exercisable for period beginning on the first anniversary of the closing of the transaction and ending 21 months thereafter- for a price of 2.1 NIS per share as adjusted based on the Israeli consumers index (approximately $0.59 per share at September 30, 2013) plus 25% of Micronet’s 2012 gross profit per share based on Micronet’s issued and outstanding shares as of December 31, 2012, up to maximum of 18,850,000 shares, but in any event such price per share shall not exceed 3 NIS (approximately $0.848 per share at September 30, 2013).  As further set hereunder, we have exercised in full the initial call option for the purchase of 996,000 ordinary shares of Micronet.

Pursuant to the put option granted to the Sellers, the Sellers can cause the sale of up to an additional 1,000,002 ordinary shares constituting to the date of the closing of the Acquisition 5.73% of Micronet’s issued and outstanding shares for a price of 2.2 NIS per share (approximately $0.62 per share at September 30, 2013) as adjusted based on the Israeli customers index. The put option is exercisable  for a period beginning on the first anniversary of the closing of the transaction and ending within 22 months thereafter. Micronet’s results of operations and balance sheet have been included in our consolidated reports since September 7, 2012 (the “Closing Date”). Acquisition costs amounting to $65 were charged to general and administrative expenses.

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

•
In addition to the cash consideration paid in the transaction described above, additional consideration for the Sellers is attributable to their expectation that the new controlling shareholders of Micronet together with the management team, will be able to use their experience, abilities and expertise to increase Micronet’s value and thereby increase the value of the remaining shares held by the Sellers. Accordingly, the transaction was structured so that the Sellers continue to be stockholders of Micronet. The Sellers held as of the date of the closing of the Acquisition approximately 30% of the Micronet's outstanding share capital following the Acquisition.

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

The consideration of the Acquisition was attributed to net assets acquired and liabilities assumed based on their fair value. Upon a purchase price allocation, an amount of $330 was allocated to technology and to be amortized over a 5-year period, an amount of $918 was allocated to estimated fair value of the customers relation intangible assets to be amortized over a 3-year period, and an amount of $712 was allocated to backlog which is being amortized over its estimated useful life - up to 0.5 years.  In addition, the value of employees stock options was recorded at fair value upon Acquisition and amounted to $635, as these employees stock options were fully vested they were classified upon Acquisition as part of the non-controlling interest.  The call and put options between the Company and the Sellers were measured at fair value as part of the Acquisition and amounted to $404 and $163, respectively.  They will be marked to market each reporting period. An amount of $1,171 was allocated to the fair value of inventory that will be realized in up to 4 months.  The non-controlling interests were calculated based on the market price of Micronet’s share at the Acquisition date.

On November 14, 2012 and on May 28, 2013, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Agreement and acquired for a total consideration of $ 558  additional 996,000 ordinary shares of Micronet increasing our ownership, as a result as a result thereof,  to 51% of the issued and outstanding shares of Micronet.On August 18, 2013 the Company purchased additional 600,000 ordinary shares of Micronet in consideration of $ 676. As a result, the company increased its holdings to 54.3% of the issued and outstanding shares of Micronet which were thereafter diluted on November 4 2013 as a result of the exercise of certain options by Micronet officers. We currently own approximately 54.06% of the issued and outstanding shares of Micronet.

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

Nine months ended September 30, 2012
Total revenues	$27,917
Net income attributable to Micronet Enertec	$2,771
Basic earnings per share	$0.43
Diluted earnings per share	$0.43

C.  Public Offering

In the second quarter of 2013, the Company closed an underwritten public offering of 1,863,000 shares of Common Stock, and warrants to purchase 931,500 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The gross proceeds to the Company, including the underwriter’s exercise of its over-allotment option, were $9,324 before deduction of issuance costs of $1,922 payable by the Company. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively.

D.  Amertec Systems Pvt Ltd

In May 2013, Amertec Systems Pvt Ltd (“Amertec”), an Indian company formed pursuant to a joint venture agreement between the Company’s wholly owned subsidiary, Enertec Electronics, and Amtek Defense Technologies Limited, received the Indian government authorities’ clearance and approval pursuant to the local Indian Foreign Direct Investment regulations for the consummation of a joint venture transaction. Amertec was formed for the purpose of developing and manufacturing advanced electronic systems, test systems, simulators and electronic systems for military defense and homeland applications based on Enertec Electronic’s licensed technology or other technologies as well as to market, distribute, promote, sell, warrant and further provide maintenance and after sales support services related to such products and systems. The Indian government approval enables the Company via Enertec Electronics to subscribe for 26% of the share capital of Amertec, as of July 2013. The allocation of the 26% is now in process and expected to be finalized shortly.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q (the “Report”).

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

Principles of consolidation

The consolidated financial statements include the Company's and its subsidiaries financial statements.  . Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights, are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control ceases. Intercompany transactions and balances are eliminated upon consolidation.

Recent Accounting Pronouncements

In march 2013, the FASB issued an accounting standard addressing whether consolidation guidance or foreign currency guidance applies to the release of the cumulative translation adjustment into net income when a parent sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or net assets that are a business (other than a sale of in substance real estate) within a foreign entity. The guidance also resolves the diversity in practice for the cumulative translation adjustment treatment in business combinations achieved in stages involving foreign entities.

Under this standard, the entire amount of the cumulative translation adjustment associated with the foreign entity should be released into earning when there has been: (i) a sale of subsidiary or group of net assets within a foreign entity and the sale represents a complete or substantially complete liquidation of the foreign entity in which the subsidiary or the net assets had resided; (II) a loss of a controlling financial interest in an investment in a foreign entity;

or (iii) a change in accounting method from applying the equity method to an investment in a foreign entity to consolidating the foreign entity.

The standard is effective for fiscal years interim periods beginning after December 15, 2013, and will be applied prospectively. We plan to adopt the standard on its required effective date of January 1, 2014 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Financial assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012, are summarized below:

	Fair value measurements using input type
	September 30, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$13,739	$-	$-	$13,739
Marketable securities	6,588	-	-	6,588
Derivative asset - call option	-	387	-	387
Derivative liability - put option	-	(4)	-	(4)
	$20,327	$383	$-	$20,710

	Fair value measurements using input type
	December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,611	$-	$-	$10,611
Marketable securities	3,183	-	-	3,183
Derivative asset - call option	-	945	-	945
Derivative liability - put option	-	(73)	-	(73)
	$13,794	$872	$-	$14,666

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	September 30, 2013	December 31, 2012

Raw materials	$5,032	$4,874
Work in process	838	2,518

	$5,870	$7,392

NOTE 5 - CONCENTRATIONS

A significant portion of our annual revenues during the past two years has been derived from a few leading customers that are large-scale strategic Israeli defense groups (Raphael, Israeli Aerospace Industry). Following the Acquisition, PeopleNet Communications Corporation, which operates in the U.S. market, has become one of our major significant customers.

For the three and nine months ended September 30, 2013, approximately 86% and 86.01% of our sales were derived from three major customers, compared to 83.21% and 85.41% for the three and nine months ended September 30, 2012, respectively. .

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

The following table summarizes the financial performance of our operating segments:

	Nine months ended September 30, 2013
	Defense and aerospace	Mobile resource management	Consolidated
	(In thousands)
Revenues from external customers	7,245	18,843	26,088
Segment operating income	198	4,506	4,704
Unallocated expenses			571

Consolidated income from operations			4,133

	Three months ended September 30, 2013
	Defense and aerospace	Mobile resource management	Consolidated
	(In thousands)
Revenues from external customers	2,004	5,953	7,956
Segment operating income (loss)	4	1,724	1,728
Unallocated expenses			392

Consolidated loss from operations			1,336

(1)	Excludes $564 of intangible assets amortization for Nine months ended September 30, 2013 and $93 for Three months ended September 30, 2013.

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

The initial closing (the “Initial Closing”) of the transactions contemplated by the Purchase Agreement took place on September 1, 2011.  In connection therewith, the Company issued to UTA a secured promissory note in the principal amount of $3,000 that matures on March 1, 2014 (the “First Note”). The First Note bears interest at a rate of 8% per annum and the principal was due to be repaid in three equal principal payments of $1,000 on each of September 1, 2012, September 1, 2013 and March 1, 2014. Net proceeds from the sale of the First Note were to be used as working capital for the Company and its subsidiaries.  In addition, the Company issued to UTA a warrant (the “First Warrant”) to purchase up to 476,113 shares of the Company’s Common Stock at an exercise price initially equal to $1.00 per share, representing 12% of the Company’s outstanding shares of Common Stock, on a fully diluted basis.  The First Warrant became exercisable on March 1, 2012 and was exercised in full in March 2013. The Company agreed to certain customary covenants in connection with the issuance of the First Warrant.

At the issuance date of the First Warrant, the Company recorded the fair value of the First Warrant issued with the First Note as a derivative liability of $828 using the Black–Scholes option pricing model with a corresponding increase in debt discount as the Company determined that warrants are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the nine months ended September 30, 2013 was $362, and is included as a component of interest expense.

Pursuant to the Original Agreement, UTA also agreed to purchase a 27-month, secured promissory note in the principal amount of $3,000 (the “Second Note”) at a second closing, (the “Second Closing”), which closing was to occur not later than nine months after the Initial Closing, subject to the closing conditions set forth in the Original Agreement; provided, however, that the principal amount of the Second Note was to be reduced by the aggregate unpaid principal amount outstanding under the Intermediate Note (as defined below) as of the date of the Second Closing. The First Note and the Second Note were to be secured by the pledge of certain assets of the Company and its subsidiaries and were to be identical in all respects other than their duration.

The Company also agreed to issue to UTA at the Second Closing a second warrant (the “Second Warrant” and, together with the First Warrant, the “Warrants”) to purchase that number of shares of Common Stock in order that the Warrants, and any shares of Common Stock issued upon exercise of the First Warrant, represent 12% of the outstanding shares of Common Stock of the Company on a fully diluted basis as of the Second Closing.  The Company agreed to grant UTA certain demand and “piggy back” registration rights in respect of the shares underlying the Warrants, as set forth in the Original Agreement.

Amended and Restated Note and Warrant Purchase Agreement

In connection with the Acquisition, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement (the “Amended Agreement”) with UTA dated September 7, 2012.  The Amended Agreement included mainly changes to the collateral obligations to secure the notes and the postponement of the first installment from September 2012 to December 2012.

Second Closing

On September 7, 2012, the Company issued to UTA, pursuant to the Amended Agreement: (i) the Second  Note in the principal amount of $3,000, with an initial interest rate equal to 8% per annum, $1,500 of such amount payable on May 15, 2013, and the remaining balance due at the maturity date of April 1, 2014, and (ii) the Second Warrant entitling UTA to purchase from the Company up to a total of 300,000 shares of the Company’s Common Stock at an exercise price initially equal to $1.30 per share, first exercisable during a period beginning six months from September 7, 2012, and ending 66 months from September 7, 2012. At the issuance date, the Company recorded the fair value of the Second Warrant issued with the $3,000 Note as a derivative liability amounting to $872 using the Black–Scholes option pricing model with a corresponding increase in debt discount as the Company determined that warrants (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the nine months ended September 30, 2013 was $605, and is included as a component of interest expense.

On November 6, 2012 the Company and UTA amended the terms of the Warrants pursuant to which UTA waived its right to anti-dilution protection in case the Company issued additional shares of Common Stock, while the Company waived certain upward exercise price adjustment provisions included in the Warrants. Following this amendment, the Warrants were classified to equity in the amount of $1,105.

On January 28, 2013, the Company and UTA amended the terms of the Amended Agreement and the First Note and Second Note to provide that any net proceeds of any equity financing by us or any of our subsidiaries will be applied as follows: (x) the first $4,000 may be retained by us or applied to reduce other obligations of ours or any of our subsidiaries, and (y) 75% of the excess of such net proceeds over $4,000 may be retained by us or applied to reduce other obligations of ours or any of our subsidiaries, and the remaining 25% shall be applied (A) first to the repayment of the First Note and (B) second, to the extent any proceeds remain, to the repayment of the Second Note.  The Company and UTA also agreed upon the application of our December 17, 2012 prepayment of $2,500 owed to UTA and the release of certain collateral in connection therewith. In consideration for the amendments and releases the Company agreed to pay UTA $480 in cash or a combination of cash and shares of the Company's Common Stock. This amount was recorded as a liability and the expenses are charged to income through the period of the notes. .

On March 8, 2013, UTA fully exercised the Warrants and the Company issued an aggregate of 726,746 shares of Common Stock to UTA upon such exercise, which represented approximately 18.3% of the Company’s outstanding Common Stock as of March 14, 2013. The First Warrant, to purchase 476,113 shares of Common Stock, issued to UTA in September 2011, was exercised for the full amount of such shares at an aggregate exercise price of $476 based on an exercise price of $1.00 per share, which exercise price was paid by reducing the $480 liability the Company owed UTA for the amendments and releases described above. The Second Warrant, to purchase 300,000 shares of Common Stock, issued to UTA in September 2012, was exercised for 250,633 shares through a cashless exercise method.

In May 2013, the Company repaid certain of its debt to UTA pursuant to the First Noteand Second Note in a total amount of $1,185. In June 2013, the Company repaid additional amounts of its debt to UTA pursuant to the First Note in a total amount of $282. Accordingly, following the repayment of the aforementioned amounts, the Company’s current balances of loans due to UTA are as follows: the current balance of the outstanding principal amount under the First Note is $532 and, the current balance of the outstanding principal amount under the Second Note is $1,500.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this quarterly report on Form 10-Q and include, but are not limited to, statements regarding the following:

•	Achieving our goal to become a Global Mission critical vendor of choice for both the MRM and the Aerospace industries.;

•	Future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

•	Leveraging our experience and other assets we possess within Micronet to enhance Enertec’s offerings;

•	our joint venture in India, its prospects and potential;

•	use of the proceeds from the public offering we consummated in April 2013;

•	levels of research and development costs in the future;

•	our outlook for the coming months and future periods, including to our expectations regarding future revenue and expenses and capital needs; and

•	the sufficiency of our capital resources.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

Overview

Micronet Enertec Technologies, Inc. (formerly known as Lapis Technologies, Inc.), a Delaware corporation was formed on January 31, 2002. On March 14, 2013 we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or the “Company”). We operate through two Israel-based subsidiaries, wholly-owned Enertec Systems 2001 Ltd, or Enertec Systems, and 54.06% owned Micronet Ltd, or Micronet, over which we have legal and effective control.

Our commercial rugged, automotive-grade and mobile computing systems are manufactured and sold via Micronet.  These systems are designed to perform in challenging work environments for fleet and workforce management solutions and are sold and used worldwide. We operate in the growing Mobile Resource Management (“MRM”) market in which our computing products are sold globally and are designed to facilitate workflow and fleet automation and communication, thus increasing workforce productivity and enhancing corporate efficiency. We also, via Enertec Systems, develop, manufacture and supply various military and airborne computer based systems, simulators, automatic test equipment and electronic instruments. Our military developed solutions and computer-based systems are integrated in Mission critical systems such as command and control systems and missile fire control systems.  These systems are often implemented in military aircraft, naval and land force systems. Our products are used by the Israeli Air Force, Navy and land forces as well as by other foreign defense entities.

•
Enertec Systems and Micronet are located in Israel.  Our MRM tablets and mobile computers are integrated into MRM systems globally. We combine our expertise in the industry with technical capabilities to provide a complete range of high quality products, systems and services on a global scale. Our military solutions and products serve leading Israeli defense integrators worldwide and are used for Israeli and other defense forces around the world. By integrating our abilities and focusing on business and project teams, we leverage our corporate knowledge and experience, intellectual property and infrastructure to develop innovative solutions for clients that we serve worldwide. We mainly focus on the U.S. markets, accounting for approximately 70% of our sales and on the Israeli and European markets.  As a developer of computer based systems designed to operate in various challenging environments, our goal is to become a Global Mission critical vendor of choice for both the MRM and  the Aerospace industries.;

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

In order to help achieve our internal growth, we have expanded our production capacity and facilities. The Acquisition serves our strategy to grow our business, and we believe that Micronet and its research and development, proprietary know-how and manufacturing capabilities will assist us in expanding our capability to provide turnkey solutions of computer based complex systems and solutions for commercial defense and aerospace applications as well. We strongly believe that by utilizing Micronet as our commercial arm we will be able to access new market segmentsand new customers, thereby increase our overall customer base. Our current targeted markets, in which we concentrate the majority of our resources, include the Israeli domestic market, the United States market, the European market as well as the large growing Indian defense market. In order to be able to sell into the Indian defense market, we entered into an agreement establishing a new joint venture with Amtek Defense Technologies Limited of Amtek Auto Limited, a leading Indian industrial group, for the formation of a manufacturing and marketing platform in India of products based on our technologies and know-how. The formation of the joint venture is intended to provide us with the ability to deliver new competitive offset and production solutions to our existing customers as well as to enhance our ability to access new customers.

In May 2013, Amertec Systems Pvt Ltd, or Amertec, an Indian company formed pursuant to the joint venture agreement between the Company’s wholly owned subsidiary, Enertec Electronics Ltd., or Enertec Electronics, an Israeli corporation, and Amtek Defense Technologies Limited, received the Indian government authorities’ clearance and approval pursuant to the local Indian Foreign Direct Investment regulations for the consummation of their joint venture transaction. This approval enables the Company via Enertec Electronics to subscribe for 26% of the share capital of Amertec The allocation of the 26% is now in process and expected to be finalized shortly.

In addition to strengthening our financial structure as a result of the Acquisition, we continue to explore alternatives to strengthen our financial position including through public or private capital raising transactions. In addition, an integral part of our growth strategy includes mergers and acquisitions. As such, our management is exploring potential acquisitions of companies with synergistic businesses that may allow us to enlarge the variety of our solutions to the market and increase our competitiveness.

In the second quarter of 2013, we closed an underwritten public offering of shares of Common Stock, and warrants to purchase shares of Common Stock for an aggregate consideration of $9,324,000 before deduction of issuance costs of $1,921,841 payable by us. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, ("GAAP"), we provide additional financial metrics that are not prepared in accordance with GAAP, (“non-GAAP”). Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in our business, as they exclude expenses and gains that does not reflect our ongoing operating results. Management also believes that these non-GAAP financial measures provide useful information to investors in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.

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

•
Amortization of UTA’s note discount and related expenses - These interest expenses are non-cash and are related to amortization of discount of the First Note and Second Note,. Such expenses do not reflect our on-going operations and most of them will be incurred up to the end of fiscal 2013 .

•
Change in fair value of call / put options and warrants – The change in fair value in 2013 of the call/put options relating to the Acquisition is recorded as interest expense. The change in fair value is derived primarily from Micronet’s share price and does not reflect our on-going operations.  In 2012, the change in fair value of UTA warrants derived from changes in the price of our Common Stock  and does not reflect our ongoing operations as well.

•
Stock-based compensation is share based awards granted to certain individuals. They are noncash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to the operational performance.

•
Gain on bargain purchase  - the fair values of assets acquired pursuant to Micronet's acquisition exceeded the purchase price , which was recorded as a bargain purchase gain, and is shown as a separate component of non operating income. And does not reflect our ongoing operations as well.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Nine months ended September 30,
	2013	2012
GAAP Net income (loss) attributable to Micronet Enertec	$(611)	$4,087
Amortization of acquired intangible assets	564	734
Change in fair value of call / put options and warrants	248	623
Amortization of UTA’s note discount and related expenses	1,342	281
Stock-based compensation	13	-
Gain on bargain purchase		(4,623)
Income tax-effect of above non-GAAP adjustments	(85)	(110)
Total non-GAAP net income attributable to Micronet Enertec	$1,471	$992

Non-GAAP net income per diluted share attributable to Micronet Enertec	0.295	0.306
Shares used in per share calculations	4,979,565	3,241,500

	Three months ended September 30,
	2013	2012
GAAP Net loss attributable to Micronet Enertec	$78	$4,060
Amortization of acquired intangible assets	93	734
Change in fair value of call / put options and warrants	55	640
Amortization of UTA’s note discount and related expenses	154	115
Stock-based compensation	7	-
Gain on bargain purchase		(4,623)
Income tax-effect of above non-GAAP adjustments	(14)	(110)
Total non-GAAP net income attributable to Micronet Enertec	$373	$816

Non-GAAP net income per diluted share attributable to Micronet Enertec	0.064	0.25
Shares used in per share calculations	5,831,247	3,241,500

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Revenues for the three and nine months ended September 30, 2013 were $7,956,000 and $26,088,000 respectively as compared to $3,780,000 and $8,212,000 for the three and nine months ended September 30, 2012, respectively. This represents an increase of $4,176,000 and $17,876,000, or 110% and 218%, for the three and nine months ended September 30, 2013, respectively. The increase in revenue is primarily due to consolidating Micronet’s financial results following the Acquisition in September 2012 and the fact that Micronet’s financial results for the three and nine months periods ending on September 30, 2012 were only included in partial, in our results for such periods. Micronet contributed $5,953,000 and $18,843,000 to our consolidated revenues for the three and Nine months ended September 30, 2013, respectively, while Enertec Systems contributed revenues of $2,003,000 and $7,245,000 for the three and Nine months ended September 30, 2013, respectively.

Gross profit increased by $2,912,000 and $7,909,000, to $3,590,000 and $10,104,000 for the three and nine months ended September 30, 2013 respectively as compared to $678,000 and $2,195,000 for the three and nine months ended September 30, 2012, respectively. The increase in gross profit is primarily due to consolidating Micronet’s financial results following the Acquisition in September 2012.

Gross profit as a percentage of sales was 45% and 39% for the three and nine month period ended September 30, 2013 respectively compared to 18% and 27% for the three and Nine month period ended September 30, 2012, respectively. As explained above, the increase in gross profit is primarily attributable to the Acquisition in September 2012.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and nine months ended September 30, 2013 were $276,000 and $954,000respectively, as compared to $154,000 and $329,000 for the three and nine months ended September 30, 2012, respectively. This represents an increase of $122,000 and $625,000, or 79% and 190%, for the three and nine months ended September 30, 2013, respectively. The increase is primarily due to operations of Micronet which amounted to $148,000 and $555,000 all of such amounts accounted for the increase in selling and marketing costs for the three and nine months ended September 30, 2013, respectively, as Micronet’s operations were partially included in our financial statements during the equivalent periods in 2012.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and nine months ended September 30, 2013 were $1,223,000 and $2,873,000 respectively as compared to $428,000 and $1,209,000 for the three and Nine months ended September 30, 2012, respectively. This represents an increase of $795,000 and $1,664,000, or 185% and 138%, for the three and nine months ended September 30, 2013, respectively. The increase in the general and administrative costs is primarily due to the operations of Micronet which accounted for $457,000 and $1,301,000 of the increase in the general and administrative costs for the three and Nine months ended September 30, 2013, respectively, as compared with the three and Nine months ended September 30, 2012, when Micronet’s operations were partially included in our financial statements. Enertec contributed $766,000 and $1,572,000 in general and administrative costs for the three and Nine months ended September 30, 2013respectively..

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and nine months ended September 30, 2013 were $755,000 and $ 2,144,000 compared to $177,000 and $286,000 for the three and Nine months ended September 30, 2012respectively. This represents an increase of $578,000 and $1,858,000, or 326% and 650% for the three and Nine months ended September 30, 2013 respectively. The increase in R&D is primarily due to the operations of Micronet, which accounted for $683,000 and $1,933,000 of the increase in research and development costs for the three and Nine months ended September 30, 2013 respectively, as compared with the three and Nine months ended September 30, 2012 as Micronet’s operations were partially included in our financial statements during the equivalent periods in 2012. Since Micronet invests a larger portion of its income in R&D as compared to Enertec Systems, management believes the increase in the R&D costs and percentage of revenue will continue in the near future.

Operating Expenses

For the three and nine month periods ended September 30, 2013, operating expenses totaled $2,347,000 and $6,535,000 respectively which represents an increase of $1,557,000, or 197% and $4,680,000, or 252%, respectively when compared to $790,000 and $1,855,000 for the three and Nine month periods ended September 30, 2012, respectively. The increase in operating expenses as explained above is the result of consolidating Micronet’s operating expenses following the Acquisition as Micronet’s operations were partially included in our financial statements during the equivalent periods in 2012.

Finance Expenses, net

Financial expenses net, for the three and nine months ended September 30, 2013 were $271,000 and $2,119,000 respectively compared to $823,000 and $1,240,000, for the three and nine months ended September 30, 2012, respectively. This represents a decrease of $552,000 and increase of $879,000, or 68% and 71%, for the three and nine months ended September 30, 2013, respectively. The decrease in interest expenses in the three months period and the increase in interest expense in the nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 was primarily due to the change in 2013 in the fair value of the put and call options and amortization of UTA’s note discount as detailed in non-GAAP note.

Net Income (loss)

Our net income (loss) attributable to Micronet Enertec was $78,000 and $(611,000) in the three and nine months ended September 30, 2013 compared to net income attributable to Micronet Enertec of $4,060,000 and $4,087,000 in the three months ended September 30, 2012. This represents a decrease in net income of $3,982,000 and $4,698,000 as compared with the three and nine month period ended September 30, 2012. The increase in net loss was primarily to a gain on bargain purchase of Micronet pursuant the Acquisition last period.

Liquidity and Capital Resources

As of September 30, 2013, our total cash and cash equivalents balance was $13,739,000 and our marketable securities amounted to $6,588,000. These balances, as compared to $10,611,000 and $3,183,000, respectively, as of December 31, 2012, reflect an increase of $3,128,000 in cash and cash equivalents and of $3,405,000 in marketable securities. The increase in cash and cash equivalents is primarily a result of the gross proceeds from the public offering conducted during the second quarter.

As of September 30, 2013, our total current assets were $38,663,000 as compared to $33,984,000 at December 31, 2012.

Our trade accounts receivable at September 30, 2013 were $10,791,000 as compared to $9,914,000 at December 31, 2012.

As of September 30, 2013, our working capital was $24,982,000 as compared to $19,430,000 at December 31, 2012. The increase in the working capital is due primarily to the increase in cash and cash equivalents.

As of September 30, 2013, our total bank debt was $8,592,000 as compared to $8,630,000 at December 31, 2012. Our bank debt is composed of short-term loans amounting to $5,571,000 as of September 30, 2013 compared to $4,689,000 at December 31, 2012, and long-term loans amounting to $3,021,000 as of September 30, 2013 compared to $3,941,000 at December 31, 2012.  The short-term loans have maturity dates between November 2013 and August 2014 and have interest rates between Israeli prime (currently 2.5%) plus 0.7% to 2.75%.  The long-term loans have maturity dates between January 2015 and August 2018 and have interest rates between Israeli prime plus 1.25% to 2.75%.

As of September 30, 2013, we were in compliance with all of the terms of our bank debt.

Enertec Systems has covenanted under its bank loan that (i) its shareholder’s equity according to its financial statements will not be below 18 million NIS, and (ii) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet.  Enertec Systems has met all of its bank covenants In the second quarter of 2013, we closed an underwritten public offering of 1,863,000 shares of Common Stock, and warrants to purchase 931,500 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant respectively. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The gross proceeds to us, including the underwriter’s exercise of its over-allotment option, were $9,324,000 before deduction issuance costs amounted to $1,921,841 payable by us. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively. The Company intends to use a portion of the net proceeds received from this offering to purchase additional Micronet ordinary shares pursuant to certain of our call options and used a portion to repay a portion of our debt.  We intend to use, and actually have been partially using the remainder of the net proceeds to expand our sales and marketing efforts, to increase our product offerings through potential acquisitions or purchases of relevant licenses, and general corporate purposes.

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

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, use new capital to develop new products, enhance existing products or respond to competitive pressures. However, we may undertake additional debt or equity financings to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Principles of consolidation. The consolidated financial statements includes the Company's and its subsidiaries financial statements. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights, are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control ceases. Intercompany transactions and balances are eliminated upon consolidation.

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

The Company adopted ASC Topic 740-10-05, Income Tax, which provides guidance for recognizing and measuring uncertain tax positions, and prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on de-recognition, classification and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

Recent accounting pronouncements In march 2013, the FASB issued an accounting standard addressing whether consolidation guidance or foreign currency guidance applies to the release of the cumulative translation adjustment into net income when a parent sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or net assets that are a business (other than a sale of in substance real estate) within a foreign entity. The guidance also resolves the diversity in practice for the cumulative translation adjustment treatment in business combinations achieved in stages involving foreign entities.

Under this standard, the entire amount of the cumulative translation adjustment associated with the foreign entity should be released into earning when there has been: (i) a sale of subsidiary or group of net assets within a foreign entity and the sale represents a complete or substantially complete liquidation of the foreign entity in which the subsidiary or the net assets had resided; (II) a loss of a controlling financial interest in an investment in a foreign entity;

or (iii) a change in accounting method from applying the equity method to an investment in a foreign entity to consolidating the foreign entity.

The standard is effective for fiscal years interim periods beginning after December 15, 2013, and will be applied prospectively. We plan to adopt the standard on its required effective date of January 1, 2014 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended September 30, 2013. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer..

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101**
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: November 14, 2013	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101**
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Filed herewith.

** Furnished herewith.