Form 10-K
period 2013-12-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2014-03-19
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2013

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

28 West Grand Avenue, Suite 3, Montvale, NJ 07645
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 225-0190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.001 Warrants (expiring April 23, 2018)	Name of each exchange on which registered Nasdaq Capital Market Nasdaq Capital Market

Securities registered under Section 12(g) of the Act:
None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section
15(d) of the Act.

Yes ☐    No ☒

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

Yes ☐    No ☒

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 28, 2013 was approximately $14,617,888 based on the price at which shares of common equity were last sold as of June 28, 2013 of $4.52 per share.

As of March 18, 2014, there were 5,831,246 shares of the issuer’s common stock outstanding.

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year  ended December 31, 2013 , or this Annual Report, to “Micronet Enertec,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to  Micronet Enertec Technologies, Inc. and our wholly-owned subsidiaries and Micronet (as defined below). Unless otherwise noted, (1) all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli shekels. Our website address is included several times in this Annual Report as textual references only and the information in any such website is not incorporated by reference into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – "Business" and Item 7 – "Management's Discuss and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	Demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

•	Leveraging our experience and other assets we possess within Micronet to enhance Enertec’s offerings;

•	Our joint venture in India, its prospects and potential;

•	Use of the proceeds from the public offering we consummated in April 2013;

•	Levels of research and development costs in the future;

•	Continuing controlling of at least a majority of Micronet’s share capital;

•	Our outlook for the coming months and future periods, including to our expectations regarding future revenue and expenses and capital needs; and

•	The sufficiency of our capital resources.

The factors discussed herein, including those risks described in Item 1A. "Risk Factors", and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

We are a Delaware corporation that was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On April 29, 2013 the Company closed an underwritten public offering of 1,620,000 shares of common stock with additional 243,000 shares of common stock as over allotment rights granted to the underwriter, and warrants to purchase 931,500 shares of common stock (including 121,500 over allotment warrants), at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire April 23, 2018. The Company's shares have been traded on NASDAQ as of April 29, 2013.

We operate through two Israeli-based companies, Enertec Systems 2001 Ltd, or Enertec, our wholly-owned subsidiary, and Micronet Ltd, or Micronet, in which we have a controlling interest, which develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet operates in the growing commercial Mobile Resource Management, or MRM market. Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are design to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. The Micronet products provide fleet operators  with visibility into vehicle location, fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver identification, hours working report, customer/organization working procedures and protocols, rout management and navigation based on tasks and time schedule. End user may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

Micronet’s customers consist primarily of Application Service Providers (ASPs) and Solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end-users. Micronet customers are generally MRM solution and service providers, such as Trimble Navigation Limited, or Trimble through its subsidiaries PeopleNet Communications Corp. ("PeopleNet"), , Trimble constructions and Trimble field services. Micronet products are used by customers in 20 countries. The United States currently constitutes its largest market, representing approximately 88% and 92% of revenue for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, Micronet’s largest customer was Trimble (including PeopleNet), which represented approximately 82.5% of Micronet's Ltd revenues and 56% of the company's revenues. The next largest customer represented approximately 3.4% of Micronet's Ltd revenues. For the year ended December 31, 2012, Trimble and PeopleNet combined (as a result of the acquisition of PeopleNet by Trimble) represented approximately 79% of Micronet’s revenues and 27% of the company's revenues. In the year ended December 31, 2012 no other customer accounted for more than 8% of Micronet’s revenue.

We acquired control of Micronet in September 2012. Currently, we own 52.26% of Micronet and 52% on a fully diluted basis. These holdings are the result of certain additional purchases of Micronet shares and issuance of shares by Micronet to third parties occurred between  September 2012 and the  date hereof as follows: 996,000 Micronet shares constituting approximately 5.5% of Micronet purchased from the Micronet previous controlling shareholders in consideration for a total of approximately USD 600,000; Additional 600,000 Micronet shares constituting approximately 3% of Micronet purchased in August  2013 from Micronet former Chairman of the board in consideration for a total of approximately USD 660,000; Also Our Micronet holdings were diluted due to the exercise by Micronet's former Chairman of the Board and its current CEO of 1,470,401 options into 1,470,401 shares. As of the date hereof, Micronet’s other executives currently hold 95,000 options exercisable for 95,000 ordinary shares which constitute approximately 0.5% of Micronet’s outstanding ordinary shares. These options are “in the money”, meaning the exercise price is less than the current Micronet share market price

Pursuant to our current strategy and business plans, it is our intention to control at least a majority of the outstanding Micronet ordinary shares.

Enertec operates in the Defense and Aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and market technological needs and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force, Israeli Navy and by foreign defense entities. Approximately 74% and 78% of our revenues for the years ended December 31, 2013 and 2012, respectively, were from independent business units or groups within Israeli Aerospace Industries Ltd., or IAI, the leading Israeli defense system integrator and approximately 19% and 11%, respectively, were from business units of Rafael Advanced Defense Systems Ltd., or Rafael, another Israeli state-owned major defense developer and integrator of critical weapon systems. These distinct units and groups create diversity to our business and revenue streams. The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air). Command and control systems represented approximately 67% and 75% of Enertec’s revenues for the years ended December 31, 2013 and 2012, respectively and our automated test equipment represented approximately 33% and 22% of Enertec’s revenues for the years ended December 31, 2013 and 2012, respectively.

Management believes that the demand for our products, systems and solutions is not affected significantly by fluctuations in any particular geographic market outside the State of Israel because our products, systems and solutions can be tailored to fit the needs of these different disciplines and are not limited to any specific geography.

In order to expend our potential markets and sell into the growing Indian defense market, in 2011 we entered into an agreement for the establishment of a new joint venture with Amtek Defense Technologies Limited, or Amtek, a leading Indian industrial group, to market, manufacture and sell systems and solutions in India based on Enertec’s technological and engineering capabilities. Since the entering into the joint venture agreement, in view of certain local Indian regulatory approvals required for the operation of the joint venture entity and the distribution of equity shares, both of them were delayed, Amtek  incorporated and operated the joint venture entity.

In May 2013, Amertec Systems Pvt Ltd, or Amertec, the Indian company formed pursuant to the agreement with Amtek received the Indian government authorities’ clearance and approval pursuant to the local Indian Foreign Direct Investment regulations for the consummation of their joint venture transaction. This approval enables the Company via its wholly-owned subsidiary, Enertec Electronics Ltd., to subscribe for 26% of the share capital of Amertec. The allocation of the 26% is yet been completed. However, although we believe that a joint venture is the correct platform to sell to the Indian market, due to the elapse of time and since the development of the business is slower than expected, in view of certain changes in local business trends and specific changes in Amtek position, we are currently re-evaluating our position in the joint venture and in the Indian market.

Our overall strategy focuses on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products, as well as the development of new potential segments and markets. To enhance our growth, we also look for appropriate acquisitions to complement and expand our offerings, as well as support our goals and increase our competitive strengths. We concentrate the majority of our resources, including our marketing and sales efforts, in the United States, Israeli and European markets. Currently we do not hold any equity of Amertec.

Subsidiaries

We have three subsidiaries and a controlling interest in Micronet.  We are the sole owner of Enertec Electronics Ltd., an Israeli corporation, or Enertec Electronics, which is, since 2010, a holding company.

Via Enertec Electronics, directly and indirectly, we are the holder of our current subsidiaries which operate the following businesses:

•
Enertec, which operates in the Defense and Aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. In March 2011 Enertec became a wholly-owned subsidiary of Enertec Management Ltd., a private Israeli company wholly owned by Enertec Electronics.

•
Micronet, an Israel-based manufacturer and developer of rugged computers, tablets and computer based systems whose shares are traded on the Tel Aviv Stock Exchange, or TASE, in which we acquired a controlling interest in September 2012 through Enertec Electronics. We currently own 52.26% of Micronet's outstanding common shares  and 52% on a fully diluted basis.

Enertec

Enertec designs, develops and manufactures computer based instruments and aerospace electronic solutions designed to operate in severe environments and battlefield conditions, primarily for military use in air, space land and sea. Enertec’s products are grouped into three material product lines: computer-based command and control systems, automatic test equipment and power supplies. These product lines generate approximately 90% of Enertec’s annual revenues. The command and control systems are integrated in mission critical air defense missiles and other weapon systems and are designed to operate in severe environments. The automatic test equipment line includes a variety of test systems and simulators that test and assure combat readiness of aircraft and missiles. The power supplies are uniquely designed to support our systems and are also supporting our customers as stand-alone solutions. Enertec’s solutions and systems are tailored to customers’ specifications and are, or are integrated into, critical weapon systems. Among our main solutions are:

•	ruggedized portable command and control systems

•	command and control stations

•	fire control systems for missiles

•	military aircraft support systems

•	missile simulators

Enertec holds high security clearance in Israel for the most sensitive defense programs. Our solutions and systems are marketed mainly by the leading Israeli defense industries (system integrators) are used by the Israeli defense forces specifically by the Israeli Air Force and Israeli Navy as well as by other foreign defense entities served by our customers.

Enertec’s quality control systems are ISO9000:2008 compliant. ISO9000:2008 is the international standard for quality assurance and quality design. This standard is important to customers that order custom-made products and is made up of a combination of quality system requirements.

Enertec generates revenue mostly through funded development, which involves the development of a small number of products, systems or solutions for evaluation. Thereafter we anticipate moving to production phase and generating revenue through direct sales from the mass production of its developed product. Enertec generates additional revenue from the customization and upgrades to its products.

New products

In addition to our traditional systems and products, we have been developing new systems, solutions and products in the following areas: (i) operationally resilient computers integrated into various weapon systems, (ii) missile launch platforms, (iii) command and control systems, and (iv) missiles communications systems. These systems utilize advanced know-how developed by Enertec’s trained and highly-skilled technical personnel. Management believes that Enertec’s know-how and expertise will enable us to further increase our offerings to existing and other customers’ strategic projects in space land, air and sea. In November 2013 we announced that Enertec was awarded by a multibillion Israel-based defense contractor working in partnership with a major US contractor in the international marketing of a state of the art missile defense system with a total of $2.6 million valued order for the development and initial production of a computer-based test, diagnosis and simulation system to support the newest version of an advanced missile defense system.

Market conditions

The defense market, in which we operate through Enertec, includes the design and manufacturing of electronic systems developed to enhance large-scale military land, airborne and seaborne tactical platforms. These systems include military computer based systems, simulators, automatic test equipment and electronic instruments that are used or integrated in critical weapon systems such as command and control systems, missile fire control systems, support military aircraft systems and other defense systems and equipment such as night visions systems, unmanned aerial vehicle, or UAV, systems, laser products, airborne photography measures, processing and display of data systems and communications systems. In the Israeli defense market, Israeli providers supply a significant portion of their products to the Israeli defense forces specifically in view of the continuing defense needs of the State of Israel. However, the Israeli defense industry is also a well-respected exporter of its products to armies and defense forces worldwide and such international markets provide for stable demand for military and defense  products. We expect a continuing demand in the missile defense niche based on the increasing threats of missile attacks throughout the world. We believe that we are well positioned with our unique know-how and expertise in missile technologies, and expect this segment of the market to be a major contributor to our growth and success in the coming years

Marketing strategies

Our sales and marketing efforts focus on developing new business opportunities as well as generating follow-on sales from our existing customers. Our sales efforts are generated primarily through our internal sales team, although we also retain third-party selling agents from time to time. Various members of our senior management also serve as effective sales representatives who contribute to the generation of military and corporate business due to their long-standing customer relationships with leading industry integrators and knowledge of our customers’ mission-critical technologies, requirements and needed solutions. We continue to explore various Israeli and international business partnerships to increase our sales and market penetration. We actively participate in trade shows involving technology and electronics defense operations.  Additionally, our business development efforts include our website, preparation and distribution of marketing materials, advertising directed toward the defense and homeland security market and product demonstrations.

Our strategy is to anticipate the needs of our clients, the relevant market niches, to make investments in research and development (including developing know how, capable manpower) and initiate the development of those products and solutions that we believe will meet the market and customers'  needs best. By doing so, we shorten our time to market, improve our market position from technology perspective, and gain an edge on our competition. Furthermore, we have been able to identify those current and potential clients that we believe are likely to place large orders, and we focus our attention on developing our relationship with them. When successful, we are in an excellent position to offer both basic and advanced, sophisticated products enabling us to expand our relationship with these clients and resulting in additional revenue streams. In these cases, deepening our relationship with our clients creates the opportunity to incorporate our solutions into our customers’ core components and critical systems. By continuously diversifying into new and more complex products and fully scaled systems, we have been able to set Enertec apart from its competition. We also continue to increase our suite of custom products based on our proprietary designs and technologies. These products are core components of several long-term military programs spearheaded by our customers, which historically have expected purchase lifecycles over periods of up to 10 years.

Since we expect a continuing demand for our products and solutions in the missile defense niche based on the increasing threats of missile attacks throughout the world we continue to concentrate marketing efforts in this segment of the market while we are well positioned with our unique know-how and expertise in missile technologies. We expect this segment to be a major contributor to our growth and success in the coming years.

As part of our strategy to become a global solution provider, Enertec is in the final process of becoming a certified supplier for the US DOD and for the NATO countries and initiated  significant direct marketing efforts to the major US defense organizations.

Customers

Enertec’s customers are primarily leading Israeli defense system integrators. The system integrators’ customers are the Israeli Ministry of Defense and other ministries of defense worldwide. The balance of our sales is made directly to the Israeli defense and armed forces (mainly the IDF) that place direct orders.

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

Backlog

As of December 31, 2013, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $10.7 million (including $2.3 million in framework orders, which are orders that can be exercised from time to time but are an obligation of ours for the entire amount). As of December 31, 2012, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $10.1 million (including $0.6 million in framework orders).

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

Employees

As of December 31, 2013, we had approximately 87 full-time employees at Enertec. Of these employees, 73 are employed in engineering and manufacturing positions, and the remainder are employed in sales, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Israeli labor laws and regulations apply to all employees based in Israel. The laws principally covers  matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance. The payments to the National Insurance Institute amount to approximately 14.5% of wages, of which the employee contributes 66% and the employer contributes 34%.

Research and development expenditures

Research and development costs totaled approximately $419,000 and $218,000 for the years ended December 31, 2013 and 2012, respectively, which equates to approximately 4% and 2% of Enertec's revenues respectively. These expenditures have adequately satisfied our research and development requirements. We are using our engineering resources to research and design new technologies, products and solutions that we expect to implement into the new projects and large military programs of our core customers.

Seasonal aspects of our business

The sales of military products and solutions experience seasonal variations because the Israeli Ministry of Defense frequently delays project approvals until near the end of the fiscal year. Therefore, new orders to the military suppliers, including Enertec, are delayed until the second half of the year. In addition, some of our customers require increased deliveries during the last weeks of the year in order to fulfill contractual delivery obligations to their own customers. As a result, we often experience an increase in our fourth quarter sales relative to sales in other quarters.

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

Enertec’s management, together with its research and development team, closely and continuously monitors the technological developments in the market. Enertec considers and evaluates on an ad hoc basis whether technology and proprietary assets should be acquired through independent in-house development or through the purchase of patent or other technology licenses.

Regulation

Enertec’s electronic products must comply with the UL standards of the United States and CE standards of Europe to be eligible for sale in the respective countries subject to these standards. Each system must be tested, qualified and labeled under the relevant standards. This is a complicated and expensive process and once completed, the approved product may not be altered for sale.

Micronet

Micronet is based in Azor, Israel, near Tel Aviv and is engaged in the design, development, manufacture and global marketing of rugged, automotive-grade, mobile computing devices for fleet and workforce management solutions with computing solutions in challenging work environments. Micronet operates in the MRM market. Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are design to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. The Micronet products provide fleet operators among other with visibility into vehicle location, fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver identification, hours working report, customer/organization working procedures and protocols, rout management and navigation based on tasks and time schedule. End user may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

Micronet conducts its sales and support activities through its Israeli facilities in conjunction with sales offices in the United States and the United Kingdom. Micronet’s customers are leading international MRM solution and service providers. The company maintains an in-house research and development staff and operates an ISO 9001-2008 certified manufacturing facility. With the exception of certain components purchased from subcontractors, Micronet manufactures its products and solutions using its own facilities, capabilities and resources, which enables it to control and manage the manufacturing process. Micronet combines more than 30 years of experience in the industry with strong technical capabilities to provide a broad range of products and solutions that have met the rigorous standards of our clients.

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

During 2013, Micronet launched a new product, the CE307, which is designed to satisfy the needs of certain strategic customers using its predecessor, the CE507 model. The CE307 aims to provide customers with enhanced features and capabilities, optimized for their specific requirements, at a lower cost than the CE507. Already, during 2013 Micronet has achieved significant sales of the CE307 to its customers.

Also, Micronet launched in the mid of 2013 its open platform solution, the  A-300 family, an android based rugged tablet which was already  selected by a leading North American solution provider in the Fleet Management industry. The A-300 tablet will be installed in large commercial fleets providing a comprehensive Fleet Management and Mobile Resource Management solution. With the A-300 on board, commercial fleet operators can go beyond standard ‘track and trace’ applications, to full mobile workforce management solutions, supporting Driver electronic logs, in-cab Navigation, in-cab Scanning and Printing, in-cab Video Driver training, two-way Messaging and Dispatch, Form-based status reporting, and more. In addition, the new A-300 series features Micronet’s new patent-pending Guardian System Design (GSD), a solution that enables cloud based remote technical support and in-field device management over the life time of the product. Key functions include: (i) Remote device management, (ii) Software and hardware self-diagnostics and recovery, and (iii) Fail-safe Firmware and Application over the Air (OTA) updates. This is a SaaS offering that Micronet is implementing, based on a recurring revenue business model. As all other Micronet products, the A-300 is a fully programmable mobile computer, enabling independent application development, using Micronet's comprehensive hardware and software development toolkits. The tablet’s advanced system architecture allows flexible integration with various vehicle systems and ancillary equipment used by drivers in and out of the cabin.

During the year ended December 31, 2013, Micronet sold 59,000 devices, compared to 69,000 devices during the year ended December 31, 2012. Its total revenue for the year ended December 31, 2013 decreased by approximately $3 million or 10%, as compared to the year ended December 31, 2012. U.S. revenue was approximately 88% of the total revenue in the year ended December 31, 2013 as compared to approximately 92% of the total revenue in the year ended December 31, 2012.

Micronet’s key initiatives for future revenue growth include the following:

•	Expanding sales activities in the North American and European markets.

•	Establishing strong relationships with new European and U.S. tier 1 customers and partners.

•
Addressing the local fleet of MRM market with the new A-307 that is specifically designed to support sales to local fleets through multiple value added resellers by offering advanced features at competitive prices. To our knowledge, the local fleet market is considered to be among the leading largest and fastest growing segments of the MRM market.

•
Supporting the two operating systems, Windows and Android, to satisfy a wider customer base, enabling independent application programming and integration with various mission critical automotive system and enterprise-level software solutions.

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

Market opportunity

We believe that Micronet is well positioned to pursue a substantial market opportunity.  The MRM market, in which we operate through Micronet, is growing and it will continue its double digit growth in the coming years. Clement Driscoll and Mark Licht in Mobile Resource Management Systems Overview; Telematics for Fleet Management USA 2013, dated November 20, 2013, or the Driscoll Licht Report, estimated that in 2013 globally there were approximately 17 million subscribers to MRM services and forecasted that the number will grow to approximately 32 million by 2016. Further as outlined in the Driscoll Licht Report, in the United States, which historically has been Micronet’s largest market, there are currently approximately 6.6 million units in service with MRM systems, which number is projected to grow to approximately 10 million by end of 2016. In 2013, the global penetration rate of MRM systems was approximately 8%. The global penetration rate is forecasted to grow to approximately 14% by 2016.

Products and Services

Micronet currently offers mobile computing devices grouped in three broad categories: Entry Level, Mid-Range and Advanced, that range from basic display products for two-way messaging communication to the CEseries, available in a variety of product configurations with greater functionality. For the year ended December 31, 2013, its advanced products represented approximately 90% of its revenues.

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

•
CE300 series.  Launched in 2-13, novel layered architecture enables OEMs, and telematics services providers, to remotely track the location and movements of vehicles and other assets, with a rugged, versatile, vehicle-centric and fixed-mount or portable mobile-computing platform for a variety of MRM applications.

Both models feature multiple, integrated wireless options: Quad band GPRS modem, GPS, Wi-Fi, and Bluetooth. All wireless options come with internal antennae. Physical interface options on these models include: USB, Serial RS-232 ports, dedicated interface for Dallas ID button reader, analog inputs, multiple digital inputs and outputs, and control signals for vehicle connectivity.

•
A-300 family products. An open platform Android based rugged tablet designed for large commercial fleets providing a comprehensive Fleet Management and Mobile Resource Management solution. The A-300 product supports driver electronic logs, in-cab Navigation, in-cab Scanning and Printing, in-cab Video Driver training, two-way Messaging and Dispatch, Form-based status reporting, and more. In addition, the new A-300 series features Micronet’s new patent-pending Guardian System Design (GSD), a solution that enables cloud based remote technical support and in-field device management over the life time of the product. Key functions include: (i) Remote device management (ii) Software and hardware self-diagnostics and recovery (iii) Fail-safe Firmware and Application over the Air (OTA) updates. This is a SaaS offering that Micronet is implementing, based on a recurring revenue business model. As all other Micronet products, the A-300 is a fully programmable mobile computer, enabling independent application development, using Micronet's comprehensive hardware and software development toolkits. The tablet’s advanced system architecture allows flexible integration with various vehicle systems and ancillary equipment used by drivers in and out of the cabin.

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

•
Professional Services — Custom Development: Custom software application development and integration services that are quoted based on specific customer requirements, and managed by a Micronet project manager. Includes application design and system analysis, programming and integration, documentation and maintenance.

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

Key elements of Micronet’s strategy include:

•	Continuing to focus on specific vertical markets, major accounts and OEM relationships to achieve broad penetration of its products.

•	Continuing to invest efforts in its technology and product development, through collaborations with its partners.

•	Marketing the economical CE300 product to broaden its current offerings.

•	Focusing in marketing efforts and penetration of the A-300 series products.

•	Penetrating and developing the truck OEM market.

•	Partnering with and/or acquiring complementary technology to broaden and deepen its offerings and client base.

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

Micronet products are used by customers in 20 countries. Micronet’s main target markets are currently the U.S. and European markets. The United States currently constitutes its largest market, representing approximately 88% of Micronet’s revenue for the year ended December 31, 2013 and 92% for the year ended December 31, 2012. In any given year, a single customer may account for a significant portion of Micronet’s revenues. For the year ended December 31, 2013, Trimble and PeopleNet (as a result of the acquisition of PeopleNet by Trimble) represented approximately 82.5% of Micronet’s revenue. No other customer accounted for more than 9% of Micronet’s revenue. For the year ended December 31, 2012, Micronet’s largest customer, Trimble and PeopleNet, located in the United States, represented approximately 79% of its revenues. The next largest customer represented approximately 8% of its revenues.

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

As of December 31, 2013, in addition to its European distributor as described above, Micronet established a sales team composed of three sales managers who work closely with Micronet’s customers on adapting its new upcoming products to customers’ expectations and needs.

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

During the fiscal years ended December 31, 2013 and 2012, Micronet spent NIS 8.6 million (approximately $2.3 million) and NIS 6.2 million (approximately $1.6 million), respectively, on research and development activities. Micronet uses its own resources to finances its research and development activities and none of the cost of such activities is borne by its customers.

In April 2013, Micronet Ltd submitted to the Israeli Office of the Chief Scientist (OCS) request for financial support within a framework of a research and development program for a new product. In September 2013, a funding for Micronet in a total amount of 5.5 million NIS (approximately $ 1,571,000) was approved by the OCS. The funding is provided by the OCS for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. To the date hereof, Micronet Ltd has received an amount of 1.082 Million NIS (approximately $309,000) out of the approved OCS funding.

Competition

Micronet operates in a highly competitive industry. Further, during the last few years, competition in the field of mobile computers has significantly increased with the mass entrance and introduction to the market of smartphones, tablets, and laptops, as well as various GPS-based hand-held devices featuring additional functionalities.

Micronet’s current business is focused on customers that are implementing “tailor made” solutions characterized by highly professional, mission critical and complex technological solutions. These solutions are based on Micronet’s products and must sustain and maintain performance under extreme and challenging field conditions for extended periods of time.

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

Employees

As of December 31, 2013, we had approximately 86 full-time employees at Micronet. Of these employees, 65 are employed in engineering and manufacturing positions and sales, and the remainder are employed development, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good and sustainable relations with our employees.

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

We, including our subsidiaries, employed an aggregate of 193 employees on December 31, 2013.

SEGMENT REPORTING

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. Following the purchase of controlling shares of Micronet in September 2012 we have two operating segments: defense and aerospace segment conducted by Enertec and mobile resource management conducted by Micronet.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in "Exhibits and Financial Statement Schedules" of this Annual Report for further financial information on our operating segments.

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

Risks Related to Our Business and Industry

Potential political, economic and military instability in Israel could adversely affect our operations.  The principal offices and operating facilities of Enertec and Micronet are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinian Arabs, which has adversely affected the peace process and has negatively influenced Israel’s relationship with its Arab citizens and several Arab countries, including the Israel-Gaza conflict. Such ongoing hostilities may hinder Israel’s international trade relations and may limit the geographic markets where we can sell our products and solutions. Hostilities involving or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could materially and adversely affect our operations.

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

We are dependent on the services of our executive officers, whose potential conflicts of interest may not permit us to effectively execute our business strategy.  We currently depend on the continued services and performance of our executive officers, particularly David Lucatz, our Chairman and also Micronet's LTD chairman, Chief Executive Officer and President. Mr. Lucatz also serves as the President, Chairman and Chief Executive Officer of D.L. Capital Ltd., or DLC, the primary asset of which is its ownership of shares of our common stock. We have a management and consulting services agreement with DLC. Pursuant to a separate management and consulting services agreement, Mr. Lucatz has agreed to devote 60% of his time to Micronet matters for the three-year term of that agreement. Our business and results of operations may suffer if Mr. Lucatz, or any of our other executive officers or directors, is unable to devote the attention necessary to our overall business strategy and operations.

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

We may incur substantial costs as a result of litigation or other proceedings relating to intellectual property rights.  Third parties may challenge the validity of Enertec’s or Micronet’s intellectual property rights or bring claims regarding Enertec’s or Micronet’s infringement of a third party’s property rights. This may result in costly litigation or other time-consuming and expensive judicial or administrative proceedings, which could deprive us of valuable rights, cause us to incur substantial expenses and cause a diversion for technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, we may be required to pay substantial financial damages or be required to discontinue or significantly delay the development, marketing, sale or licensing of the affected products and intellectual property rights.

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

We depend on major customers for a significant portion of our revenues and our future revenues and earnings could be negatively impacted by the loss or reduction of the demand for our products or services by such customers.  A significant portion of our annual revenues in the past two years derived  from a few leading customers that are large scale strategic Israeli defense groups (Rafael, IAI). Following the acquisition of Micronet, PeopleNet, a subsidiary of Trimble, which operates in the U.S. market, has been added as a major customer. In view of the above, as of December 31, 2013, we had three customers that combined account for approximately 85.13% of our revenues. This is in comparison to 2012 during which we had three customers which accounted for 80.95% of revenues as of December 31, 2012.

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

Micronet may cease to be eligible for, or receive reduced, tax benefits under Israeli law, which could negatively impact our profits in the future.  Micronet currently receives certain tax benefits under the Israeli Law for Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an “Approved Enterprise.” To maintain its eligibility for these tax benefits, Micronet must continue to meet several conditions including, among others, generating more than 25% of its gross revenues outside the State of Israel and continuing to qualify as an “Industrial Company” under Israeli tax law. An Industrial Company, according to the applicable Israeli law (Law for the Encouragement of Industry (Taxes), 1969), is a company that resides in Israel (either incorporated in Israel or managed and controlled from Israel) that, during the relevant tax year, derives at least 90% of its income from an Industrial Factory. An Industrial Factory means a factory that is owned by an Industrial Company and where its manufacturing operations constitute a vast majority of the factory’s total operations/business. The tax benefits of qualifying as an Industrial Company include a reduction of the corporate tax from 25% to 12% in 2013. In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future. There is no assurance that Micronet will continue to qualify for these tax benefits or that such tax benefits will continue to be available at their current level, or at all. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and, accordingly, reduce its net profit after tax and negatively impact our profits.

Because almost all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against our management for misconduct.  Currently, a majority of our directors and officers are or will be nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state. Additionally, it may be difficult to enforce civil liabilities under U.S. securities law in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to hear the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law.

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

If our beneficial ownership of Micronet’s ordinary shares declines, we may not be able to treat Micronet as our subsidiary, which may adversely affect our financial condition and results of operations. We currently hold 52.2% of Micronet’s outstanding ordinary shares through our subsidiary Enertec Electronics. If we are unable to consider Micronet as a consolidated subsidiary, our financial condition and results of operations may be adversely affected and may cause interest in or the market price of our securities to decline.

Risks Related to Ownership of our Securities

Your ability to influence corporate decisions may be limited because ownership of our common stock is concentrated As of March 28, 2014, Mr. Lucatz, our Chairman, Chief Executive Officer and President beneficially owns 2,597,200 shares, or approximately 44.54%, of our outstanding common stock. As a result, Mr. Lucatz, may effectively control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the company, and this may have a material adverse effect on the trading price of our common stock.

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

If the price of our common stock is volatile, purchasers of our common stock could incur substantial losses.  The price of our common stock has been, and may continue to be volatile. The market price of our common stock may be influenced by many factors, including but not limited to the following:

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

Our common stock is traded on the Nasdaq Capital Market and, despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may have been relatively small or non-existent. Finance transactions resulting in a large amount of newly issued securities that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell those shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Moreover, we may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

We did not declare or pay cash dividends in either 2013 or 2012 and do not expect to pay dividends for the foreseeable future.

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

If we fail to continue to meet all applicable NASDAQ Capital Market requirements, NASDAQ may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel). Enertec’s offices and facilities currently consist of approximately 25,000 square feet located in Karmiel, in the north of Israel leased at approximately $270,000 per year for the remaining lease duration. The lease term expires in June 2021, subject to two five-year extension options and early termination provision after five years, which we hold. We believe that Enertec’s present facilities are suitable for its existing and projected operations for the near future.

Micronet currently maintains two facilities in adjacent buildings in Azor, Israel. One of these facilities is leased, or the Lease, and the other facility is under a long-term lease, or the Long Term Lease, under which Micronet has purchased “like ownership” rights from the Israeli Land Administration. The facility subject to the Long Term Lease is used as Micronet’s headquarters and the facility subject to the Lease is an industrial building which houses its factory. Micronet’s executive offices occupy approximately 9,688 square feet and house the corporate functions, sales support, marketing, finance, engineering and operating groups. The Long Term Lease expires in April 2028, subject to our option to extend the term by another 49 years. We do not pay rent with respect to this facility because we have purchased the lease rights. The factory facility occupies approximately 11,840 square feet and is used for the manufacturing and logistic support of the business, including warehouse. The Lease expired in June 2013, and the company extended the term for two additional years until June 2015, and has a current annual base rent, including property management fees, of approximately $130,000 per year. Micronet believes that its present facilities are suitable for its existing and projected operations for the near future.

Item 3.	Legal Proceedings.

Enertec and Micronet are not subject to any legal proceedings that have materially affected, or are reasonably likely to materially affect, their business or financial position.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed on The NASDAQ Capital Market under the symbol “MICT”.

Until April 24, 2013, our common stock was quoted on OTCQB, a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities, under the symbol “LPSTD”.

The following table sets forth, for each of the financial quarters during the period from January  1, 2012 through March 18, 2014, the range of high ask and low bid prices of our common stock on the OTCQB and the high and low market prices on The NASDAQ Capital Market through March 18, 2014:

Quarter	High	Low
2014
First quarter (through March 18, 2014)	$5.93	$4.75

2013
First quarter	$8.75	$3.29
Second quarter	$12.25	$4.10
Third quarter	$5.55	$4.43
Fourth quarter	$5.28	$3.84

2012
First quarter	$2.22	$2.22
Second quarter	$2.22	$2.22
Third quarter	$2.22	$3.76
Fourth quarter	$2.1	$6.62

On March 18, 2014, the last reported sale price of our common stock on The NASDAQ Capital Market was $5.589 per share.

Holders

As of March 18, 2014, we had 5,831,246 shares of common stock outstanding and such shares were held by approximately 28 stockholders of record.

Dividends

We did not declare or pay cash dividends in either 2013 or 2012 and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We have no dividends policy and will consider distributing dividends on a year by year basis. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a Delaware corporation that was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. The Company's shares and warrants have been traded on NASDAQ as of April 29, 2013.

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

Micronet operates in the growing commercial Mobile Resource Management, or MRM market. Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are designed to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. The Micronet products provide fleet operators  with visibility into vehicle location, fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver identification, hours working report, customer/organization working procedures and protocols, rout management and navigation based on tasks and time schedule. End user may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments. Micronet’s customers consist primarily of Application Service Providers (ASPs) and Solution providers specializing in the MRM market. Currently, Micronet does not sell to end-users.

Enertec operates in the Defense and Aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force and Navy and by foreign defense entities. Our strategy is driven and focused on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products as well as the development of new potential segments and markets. Concurrent with our efforts to grow organically and in line with our strategy, we will continue to seek acquisitions that will complement and expand our offerings, support our goals and increase our competitiveness. In order to help achieve our internal growth, we have expanded our production capacity and facilities. The Acquisition serves our strategy to grow our business, and we believe that Micronet and its research and development, proprietary know-how and manufacturing capabilities will assist us in expanding our capability to provide turnkey solutions of computer based complex systems and solutions for commercial defense and aerospace applications as well. We strongly believe that by utilizing Micronet as our commercial arm we will be able to access new market segments and new customers, thereby increase our overall customer base. Our current target markets, in which we concentrate the majority of our resources, include the Israeli domestic market, the United States market, the European market as well as the large growing Indian defense market. In order to be able to sell into the Indian defense market, we entered into an agreement establishing a new joint venture with Amtek Defense Technologies Limited of Amtek Auto Limited, a leading Indian industrial group, for the formation of a manufacturing and marketing platform in India of products based on our technologies and know-how. The formation of the joint venture is intended to provide us with the ability to deliver new competitive offset and production solutions to our existing customers as well as to enhance our ability to access new customers.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Acquisition of Micronet. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to the Acquisition. The amortization of acquired intangible assets is non-cash charges. We expect that such charges will be nonrecurring and do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•
Amortization of UTA’s note discount and related expenses - These interest expenses are non-cash and are related to amortization of discount of the First Note and Second Note. Such expenses do not reflect our on-going operations and most of them will be incurred up to the end of fiscal 2014.

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

•
Gain on bargain purchase - the fair values of assets acquired pursuant to Micronet's acquisition exceeded the purchase price, which was recorded as a bargain purchase gain, and is shown as a separate component of non-operating income. And does not reflect our ongoing operations as well.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Year ended December 31,
	In thousands (Except Shares)
	2013	2012
GAAP Net income (loss) attributable to Micronet Enertec	(495)	5,417
Amortization of acquired intangible assets	657	1,722
Change in fair value of call / put options and warrants	170	(1,286)
Amortization of discount and change in value of long term convertible debenture, net	1,641	460
Stock-based compensation	19
Gain on bargain purchase		(4,623)
Income tax-effect of above non-GAAP adjustments	(99)	(258)
Total non-GAAP net income attributable to Micronet Enertec	1,893	1,432

Non-GAAP net income per diluted share attributable to Micronet Enertec	0.36	0.40
Shares used in per share calculations	5,192,485	3,594,872

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

Pursuant to the terms of the Agreement, the Company acquired from the Sellers 8,256,000 ordinary shares of Micronet for approximately 17,300,000 NIS (approximately $4,300,000), divided pro rata among the Sellers. The Agreement also includes two call options granted to the Company and a put option granted to the Sellers. Pursuant to the initial call option, the Company was  entitled to purchase from the Sellers, during the period beginning on the closing of the transaction and for 11 months thereafter, up to an additional 996,000 ordinary shares of Micronet (5.49% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS (reflecting $0.605 per share) per share as adjusted based on the Israeli customers index. Under the second call option, the Company is entitled to purchase from the Sellers, during the period beginning 12 months from the closing of the transaction and expiring 21 months from the closing of the transaction, up to an additional 1,200,000 ordinary shares of Micronet (6.62% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS per share as adjusted based on the Israeli customers index (reflecting $0.605 per share) plus 25% of Micronet’s 2012 gross profit per share based on Micronet’s issued and outstanding shares as of December 31, 2012, up to a maximum of 18,850,000 shares, but in any event such price per share shall not exceed 3 NIS (reflecting $0.864 per share). Pursuant to the put option granted to Sellers, the Sellers can cause the sale of up to an additional 333,334 ordinary shares per Seller (and a total of up to 1,000,002 shares constituting 5.73% of Micronet’s issued and outstanding shares) for a price of 2.2 NIS per share (reflecting $0.633 per share) as adjusted based on the Israeli customers index. The put option is in effect until August 2014.

On November 14, 2012 and on May 28, 2013, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Agreement and acquired an additional 996,000 ordinary shares of Micronet for a total consideration of $558,000,, increasing our ownership to 51% of the issued and outstanding shares of Micronet. On August 18, 2013 the Company purchased additional 600,000 ordinary shares of Micronet in consideration of $676,000.  As a result, the company increased its holdings to 54.3% of the issued and outstanding shares of Micronet which were thereafter diluted on November 4, 2013 as a result of the exercise of certain options by Micronet officers.  We currently own approximately 52.26% of the issued and outstanding shares of Micronet.

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

The initial closing (the “Initial Closing”) of the transactions contemplated by the Purchase Agreement took place on September 1, 2011.  In connection therewith, the Company issued to UTA a secured promissory note in the principal amount of $3,000 that maturds on March 1, 2014 (the “First Note”). The First Note bears interest at a rate of 8% per annum and the principal was due to be repaid in three equal principal payments of $1,000 on each of September 1, 2012, September 1, 2013 and March 1, 2014. Net proceeds from the sale of the First Note were to be used as working capital for the Company and its subsidiaries.  In addition, the Company issued to UTA a warrant (the “First Warrant”) to purchase up to 476,113 shares of the Company’s Common Stock at an exercise price initially equal to $1.00 per share, representing 12% of the Company’s outstanding shares of Common Stock, on a fully diluted basis.  The First Warrant became exercisable on March 1, 2012 and was exercised in full in March 2013. The Company agreed to certain customary covenants in connection with the issuance of the First Warrant.

At the issuance date of the First Warrant, the Company recorded the fair value of the First Warrant issued with the First Note as a derivative liability of $828 using the Black–Scholes option pricing model with a corresponding increase in debt discount as the Company determined that warrants are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the year ended December 31, 2013 was $386, and is included as a component of interest expense.

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

Second Closing

On September 7, 2012, the Company issued to UTA, pursuant to the Amended Agreement: (i) the Second  Note in the principal amount of $3,000, with an initial interest rate equal to 8% per annum, $1,500 of such amount payable on May 15, 2013, and the remaining balance due at the maturity date of April 1, 2014, and (ii) the Second Warrant entitling UTA to purchase from the Company up to a total of 300,000 shares of the Company’s Common Stock at an exercise price initially equal to $1.30 per share, first exercisable during a period beginning six months from September 7, 2012, and ending 66 months from September 7, 2012. At the issuance date, the Company recorded the fair value of the Second Warrant issued with the $3,000 Note as a derivative liability amounting to $872 using the Black–Scholes option pricing model with a corresponding increase in debt discount as the Company determined that warrants (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the year ended December 31, 2013 was $720, and is included as a component of interest expense.

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

In May 2013, the Company repaid certain of its debt to UTA pursuant to the First Note and Second Note in a total amount of $1,185. In June 2013, the Company repaid additional amounts of its debt to UTA pursuant to the First Note in a total amount of $282.

On December 30, 2013, the company and UTA entered into an amendment (the “Second Amendment”) to the Amended and Restated Note and Warrant Purchase Agreement, dated as of August 31, 2012, as first amended on January 28, 2013. Pursuant to the Second Amendment, among other things, the maturity date of the second note executed between the Company and the Purchaser (the “Second Note”) was extended to January 10, 2015 and the maturity date of the first note executed between the Company and the Purchaser (the “First Note”) was set on December 30, 2013.  On December 30, 2013 the Company repaid to the Purchaser an amount of $1,032,163, including repayment in full of the First Note. Subsequently, the final payment of the principal amount under the Second Note, originally due to Purchaser in May 2014 in the amount of $1,000 was postponed to January 10, 2015.

As of December 31, 2013, our total cash and cash equivalents and marketable securities balance was $19,794,000 (of which marketable securities amounted to $6,969,000), as compared to $13,794,000 and (of which marketable securities amounted to $3,183,000), as of December 31, 2012.This reflects a significant increase of $6,000,000 in cash and cash equivalents and marketable securities. The increase in cash and cash equivalents is primarily a result of the gross proceeds from the public offering conducted during the second quarter.

As of December 31, 2013, our total current assets were $39,210,000, as compared to $33,984,000 at December 31, 2012.

Our trade accounts receivable at December 31, 2013 were $13,467,000 as compared to $9,914,000 at December 31, 2012

As of December 31, 2013, our working capital was $26,436,000, as compared to $19,430,000 at December 31, 2012. The increase in the working capital is due primarily to the increase in cash and cash equivalents.

As of December 31, 2013, our total bank debt (including current portion on long-term loans from others) was $8,188,000 as compared to $10,301,000 at December 31, 2012. Our bank and other debt is composed of short-term loans amounting to $5,058,000 as of December 31, 2013 compared to $6,360,000 at December 31, 2012, and long-term loans amounting to $3,130,000 as of December 31, 2013 compared to $3,941,000 at December 31, 2012. The short-term loans have maturity dates between January 2014 and December 2014 and have interest rates between Israeli prime (currently 2.25%) plus 0.7% to prime plus 2.75%. The long-term loans have maturity dates between February 2015 and August 2018 and have interest rates between Israeli prime plus 1.25% to prime plus 2.75%.

As of December 31, 2013 there was no current portion of long-term loans from others and a convertible debenture as compared to $1,671,000 at December 31, 2012. The decrease in current portion of long-term loans is due to the payments of notes and convertible debenture and the changes in terms at the UTA loans.

On December 17, 2012, our wholly-owned subsidiary Enertec Electronics entered into a loan agreement with an Israeli bank, pursuant to which Enertec Electronics obtained a loan for 9,529,000 NIS (approximately $2,745,000), This loan is a long-term loan that is to be repaid within five years. Approximately $2,500,000 of the proceeds of this  loan were used to repay certain of our debt to UTA under that certain Amended and Restated Note and Warrant Purchase Agreement described above. The long-term loan initially bears annual interest at a rate of prime plus 2.75% per annual,. The loan is primarily secured by a pledge of the Micronet shares we hold through Enertec, which were previously pledged to UTA but were released in connection with the partial repayment. In addition, our other subsidiaries provided a guarantee of Enertec Electronic’s obligations under the loan documents.

As of March 18, 2014 , the loan balance of Enertec Electronics as mentioned above was reduced to approximately to 7.2  NIS (approximately $2 million).

Enertec Systems has covenanted under certain bank loans, amongst other things, that (i) its shareholders’ equity according to its financial statements will not be below 17,000,000 NIS, and (ii) its shareholders’ equity will not be lower than 30% of the total assets on its balance sheet. Enertec Systems has met all of its bank covenants

In the second quarter of 2013, we closed an underwritten public offering of 1,863,000 shares of Common Stock, and warrants to purchase 931,500 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant respectively. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The gross proceeds to us, including the underwriter’s exercise of its over-allotment option, were $9,324,000 before deduction issuance costs amounted to $1,921,841 payable by us. The shares and warrants began trading on The NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively. The Company used a portion of the net proceeds received from this offering to purchase additional Micronet ordinary shares pursuant to certain of our call options and used a portion to repay part  of our debt  and for general corporate purposes.

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

Results of Operations

 Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were $35,571,000 as compared to $17,788,000 for the year ended December 31, 2012. These revenues represent an increase of $17,783,000, or 100% in the Company's revenues for the year 2013. The increase is attributed to the following: (i) Enertec Systems revenues contributed $869,000 which reflects a  revenues increase in its 2013 results in comparison to its 2012 revenues (ii) the reminder of the increase of $16,914,000 is attributed to Micronet's 2013  yearly revenues which were fully consolidated to the Company's revenues  during 2013, in comparison to the Micronet revenues during 2012 which were partially consolidated in the company's 2012 financial statement (4 months period only). Such partial consolidation was included since the Company closed the acquisition of the Micronet Controlling shares only in September 2012.

Cost of revenues increased by $8,508,000, to $22,298,000 for the year ended December 31, 2013 as compared to $13,790,000 for the year ended December 31, 2012. The increase in gross profit is primarily due to consolidating Micronet’s financial results following the Acquisition in September 2012.

Gross profit as a percentage of sales was 37% for the year ended December 31, 2013 compared to 22% for the year ended December 31, 2012, respectively. As explained above, the increase in gross profit is primarily attributable to the Acquisition in September 2012.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the year ended December 31, 2013 were $1,170,000, as compared to $752,000 for the year ended December 31, 2012. This represents an increase of $418,000, or 56% for the year 2013. The increase is attributed to the following: (i) Enertec Systems selling and marketing costs contributed $28,000 which reflects a decrease  in 2013 costs (ii) the reminder of the increase in the sum of $446,000 is attributed to Micronet's 2013  yearly costs which were fully consolidated to the Company's costs  during 2013, in comparison to the Micronet costs during 2012 which were partially consolidated in the company's 2012 financial statement (4 months period only). Such partial consolidation was included since the Company closed the acquisition of the Micronet Controlling shares only in September 2012.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the year ended December 31, 2013 were $4,179,000 as compared to $2,243,000 for the year ended December 31, 2012. This represents an increase of $1,936,000, or 86%, for the year ended December 31, 2013. The increase is primarily attributed to Micronet which contributed 58% of the increase, and the remainder is attributed to Enertec.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the year ended December 31, 2013 were $2,675,000 compared to $777,000 for the year ended December 31, 2012, respectively. This represents an increase of $1,898,000, or 244% for the year ended December 31, 2013. The increase in R&D is primarily due to the operations of Micronet, which accounted for $ $2,256,000 of the increase in research and development costs for the year ended December 31, 2013, as compared with $559,000 for the year ended December 31, 2012 as Micronet’s operations were partially included in our financial statements during the equivalent periods in 2012. Since Micronet invests a larger portion of its income in R&D as compared to Enertec Systems, management believes the increase in the R&D costs and percentage of revenue will continue in the near future. Research and development costs in Micronet's Ltd increased from $1,614,000 for the year ended December 31, 2012 to $2,256,000 for the year ended December 31, 2013. This represents an increase of 40% in research and development costs.

Finance Expenses, net

Financial expenses net, for the year ended December 31, 2013 were $2,293,000 compared to income of $89,000, for the year ended December 31, 2012. This represents an increase of $2,382,000, or 267%, for the year ended December 31, 2013. The increase in interest expenses in the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to the change in 2013 in the fair value of the put and call options and amortization of UTA’s note discount as detailed in non-GAAP note.

Net Income (Loss) from operation

Our net income from operation for the year ended December 31, 2013 was $4,592,000 compared to an operation loss of $325,000 for the year ended December 31, 2012. The increase of $4,917,000 is mainly a result of acquisition of Micronet and increase in gross margin.

Net Income (loss)

Our net loss attributable to Micronet Enertec was $(495,000) in the year ended December 31, 2013 compared to net income attributable to Micronet Enertec of $5,417,000 in the year ended December 31, 2012. This represents a decrease in net income of $5,912,000 as compared with the year ended December 31, 2012. The increase in net loss was primarily to a gain on bargain purchase of Micronet pursuant the Acquisition last year.

The purchase consideration was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that the fair values of net assets acquired exceeded the purchase price by $4,623,000 which was recorded as a bargain purchase gain, and is shown as separate non-operating income. The gain is not taxable income for tax purposes. The gain was largely determined by the following reasons:

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

Critical Accounting Policies

Principles of consolidation.  The consolidated financial statements include the Company’s and its subsidiaries financial statements. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control legal and contractual rights are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control ceases. Intercompany transactions and balances are eliminated upon consolidation.

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

Impairment of long-lived assets.  In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets”, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset.

Revenue recognition.  The Company’s subsidiary Enertec Systems enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-cost method. In using the percentage of completion method, revenues are generally recorded based on the percentage of cost incurred to date on a contract relative to the estimated total expected contract cost. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs. The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires that a non-recognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward. This net presentation is required unless a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is assessing whether the adoption of this standard will have a material impact on its consolidated financial statements.

In March 2013, the FASB issued further guidance on accounting for the release of a cumulative translation adjustment into net income when a parent company either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2013, approximately 62% of our accounts receivables are in NIS and 36% of our accounts receivables are in USD while approximately 89% of our accounts payables are in NIS and 11% of our accounts payables are in are in USD. As a result of this segmentation, our business is exposed to fluctuations in foreign exchange rates which may have a negative effect on our results. For further information, see “Risk Factors -- Our financial results may be negatively affected by foreign exchange rate fluctuations”, which appears elsewhere in this Annual Report.

Some of the loans assumed by the Company include loans which are based on a prime interest and are therefore not fixed rates loans. As a result, a change in the interest rates applicable to our loans may reflect a market risk exposure since our financial results may be negatively affected as a result of such changes in interest rate.

Item 8.	Financial Statements and Supplementary Data.

The Reports of Independent Registered Public Accounting Firms, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing on pages F-[_] to F-[_] of this Annual Report are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2013. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework (1992). Based on that assessment under those criteria, management has determined that, at December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
David Lucatz	57	Chairman of the Board, Chief Executive Officer and President
Tali Dinar	42	Chief Financial Officer and Secretary
Shai Lustgarten	43	VP of Business Development
Chezy Ofir(1)(2)	62	Director
Jeffrey P. Bialos(3)	58	Director
Jacob Berman(1)(3)(2)	65	Director
Miki Balin(1)(2)	43	Director

(1)	A member of the Audit Committee.

(2)	A member of the Compensation Committee.

(3)	A member of the Corporate Governance/Nominating Committee.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

David Lucatz was elected to our board of directors and appointed as our President and Chief Executive Officer in May 2010 and as a director of Micronet in September 2012. Since May 2010, Mr. Lucatz has been serving as the President of Enertec. Since 2006, he has been the Chairman of the Board, President and Chief Executive Officer of DLC, a boutique investment holding company based in Israel specializing in investment banking, deal structuring, business development and public/private fund raising with a strong focus in the defense and homeland security markets. From 2001 until 2006, he was part of the controlling shareholder group and served as a Deputy President and chief financial officer of I.T.L. Optronics Ltd., a publicly-traded company listed on the TASE engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries. From 1998 to 2001, he was the Chief Executive Officer of Talipalast, a leading manufacturer of Plastic products. Previously, Mr. Lucatz was an executive vice president of Securitas, a public finance investments group. The board of directors believes that Mr. Lucatz’s experience over the last 25 years in management, operations, finance and business development in corporate turnaround, roll-up and M&A situations and experience in the electronics defense and homeland security sectors provides us with the comprehensive and valuable perspective and judgment necessary to guide our strategies and monitor their execution. Mr. Lucatz holds a B.Sc. in Agriculture Economics and Management from the Hebrew University of Jerusalem and a M.Sc. in Industrial and Systems Engineering from The Ohio State University.

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

Shai Lustgarten was nominated as Executive VP of Business Development of Micronet Enertec Technologies, Inc  on November 17, 2013. Mr. Lustgarten brings extensive and proven experience in similar positions with industrial global companies operating in international markets both in the defense and civil electronics fields and related industries. Prior to joining the Company Mr. Lustgarten served for years (2008-2013) as VP Sales, Marketing & CMO of TAT Technologies Group, a world leading supplier of electronic systems to the Commercial & the Defense markets (100M in annual sales traded on the NASDAQ and Tel-Aviv stock exchange) and prior to that for 2 years (2007-2008) as Director of Business Development of SGD Engineering Ltd  a provider of tailored Defense & Commercial aviation solutions. Between2006-2007 Mr. Lustgarten served as Marketing & Business Development Director for Haargaz group, a turnkey Solution Supplier for end users in the Defense and Communication Private sector and as CEO of T.C.E. Aviation Ltd a CNC Manufacturing Facility and assemblies company between 2002-2006. Shai served as the assistant to the Military Attached at the Embassy of Israel in Washington DC, USA from 1993 to 1997 and holds a B.Sc of Business Management & Computer Science from the University of Maryland, USA.

Professor Chezy Ofir has served on our board of directors since April 2013. He was appointed as a director of Micronet in September 2012. Professor Ofir has over 20 years of experience in business consulting and corporate management. During this period, Professor Ofir has served as a member of the boards of directors of a large number of companies in various sectors. Professor Ofir has been a director and Chairman of the Financial Reporting Committee of Makhteshim Agam, a leading manufacturer and distributor of crop protection products, has served as a director and member of all board committees of I.T.L. Optronics Ltd., a company which develops and markets advanced systems and solutions for the defense, warfare and security industries, and as a member of the board of directors, Chairman of the Audit Committee and member of all board committees of Shufersal,  the largest food and non-food retail chain in Israel. He served as a member of the Executive Export Trade and Marketing Committee of the Industry and Trade Ministry where he evaluated company programs and formulated and recommended funding to the committee. Professor Ofir has been a faculty member at the Hebrew University for more than 20 years. Professor Ofir founded an Executive MBA program for CEOs, which is the first and only program of its kind in Israel. Additionally, Professor Ofir has been the Chairman of the Marketing Department at the Hebrew University Business School for fifteen years. Professor Ofir has been invited as a lecturer or research partner to many top universities, including Stanford University, University of California Berkeley, New York University and Georgetown University. Professor Ofir’s publications have been covered in media and leading international business magazines and papers, including The Financial Times, MIT Sloan Management Review and Stanford Business. The board of directors believes that Professor Ofir’s extensive experience in consulting companies on strategic processes, international business development, business and marketing strategy, establishing control systems, products and new product strategies and pricing strategy will enable him to provide effective oversight as a member of our board of directors. Professor Ofir holds a B.Sc. and M.Sc. in Engineering and doctorate and master’s degrees in Business Administration from Columbia University.

Jeffrey P. Bialos has served on our board of directors since April 2013. Mr. Bialos has broad ranging domestic and international legal, governmental and public policy experience of three decades.  He served as Deputy Under Secretary of Defense for Industrial Affairs and in senior positions at the State and Commerce Department during the Clinton Administration and served on Defense Science Board task forces.  He also was appointed to the Secure Virginia Panel, Virginia's homeland security board, by two Virginia Governors.  Mr. Bialos also  spent considerable time in private legal practice in Washington, D.C. with two large national law firms (currently, Sutherland, Asbill & Brennan LLP and, previously, Weil, Gotshal & Manges). He has represented a wide range of domestic and foreign firms (including large multinational corporations and leading defense and aerospace firms), foreign governments, development institutions such as the European Bank for Reconstruction and Development and the International Finance Corporation, private equity funds, public-private partnerships and other entities, in a diverse range of corporate and commercial, adjudicatory, regulatory, policy and interdisciplinary matters. He has considerable experience in Europe, the Middle East and Asia. The board of directors believes that his broad and intimate familiarity with the aerospace, defense, information technology, space and homeland security industries and the depth and breadth of his professional experience as a practicing lawyer and former government official will enable him to provide effective oversight as a member of our board of directors. Mr. Bialos holds a JD from the University of Chicago Law School, a MPP from the Kennedy School of Government at Harvard University and an AB from Cornell University.  He is a member of the New York Council on Foreign Relations.

Jacob Berman has served on our board of directors since April 2013. Mr. Berman has extensive experience in the finance, banking, and real estate industries. Since 2002, Mr. Berman has been advising corporate clients and high net worth individuals in the entry and financing of credit and real estate related transactions as President of JB Advisors, Inc. His past experience includes acting as President of Thor Funding, LLC, an arm of Thor Equities, from 2004 to 2005, where Mr. Berman was responsible for business development and investor relations. Prior to his role with Thor Funding, LLC, and most notably, Mr. Berman founded and presided at Commercial Bank of New York, a bank which he grew from 12 employees and $15 million in capital to a NASDAQ listed company with 14 branches in Manhattan alone, 350 employees and $2.3 billion in total client assets. From 2008 to 2010, Mr. Berman also served as President of GoldCrest Funding, a financial services firm that specializes in trade financing, factoring and asset-based lending. The board of directors believes that his significant experience in the finance and banking industry and his dual U.S. and Israeli citizenship will enable him to provide effective oversight as a member of our board of directors. Mr. Berman holds an MBA from the University of Chicago and a BA in Economics and Accounting from Queens College.

Miki Balin has served on our board of directors since April 2013. Mr. Balin is the CEO and founder of Targetingedge LTD a subsidiary of TLVmedia LTD. Prior to Targetingedge he founded WinBuyer in 2004, which developed products for e-retailers. Mr. Balin has devoted much of his career to managing marketing-related ventures. Prior to establishing Conversion Methods and WinBuyer, he founded Balin, Adatto & Cohen, a leading healthcare consulting and advertising firm in Israel.

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

Key Employees and Members of Management

The following is a brief description of the business experience of our key employees who are not executive officers:

Refael Katz, age 56, joined Micronet in 2002 to lead its sales team. Mr. Katz has been CEO since 2005. Prior to joining Micronet, Mr. Katz was co-founder and CEO of CT Motion, a cellular location-based services company.

Zvi Avni, age 52, has been a director and CEO of Enertec since January 1, 2002. Mr. Avni has 28 years of experience with command and control systems and automatic test equipment, or ATE, for the military market. He has worked at Elbit Systems for 12 years as an ATE group leader. Mr. Avni received a Practical Electronics Engineering degree from Haifa Technion Institute of Technology in 1982.

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

Corporate Governance

Our board of directors is currently comprised of five directors. Mr. Lucatz, our chairman, President and Chief Executive Officer, is not independent as that term is defined under the NASDAQ Listing Rules. Professor Ofir and Messrs. Bialos, Berman and Balin are directors from the Offering. Each of Professor Ofir and Messrs. Bialos, Berman and Balin qualify as “independent” under the NASDAQ Listing Rules ), federal securities laws and SEC rules with respect to members of boards of directors. Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee, and otherwise meet the NASDAQ corporate governance requirements.

Audit Committee

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee will also prepare the Audit Committee report that is required pursuant to the rules of the SEC.

Our Audit Committee consists of Professor Chezy Ofir, Jacob Berman and Miki Balin. Our board of directors has determined that each of Professor Ofir, Mr. Berman and Mr. Balin is “independent” as that term is defined under applicable SEC and NASDAQ rules. Mr. Berman is our audit committee financial expert.

Compensation Committee

Our Compensation Committee is responsible for assisting the board of directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of our company; assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; administering our equity incentive plans; periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

Our Compensation Committee consists of Professor Chezy Ofir and Miki Balin and Jacob Berman. Our board of directors has determined that each of the members is “independent” as that term is defined under applicable SEC and NASDAQ rules. The board of directors has adopted  a written charter setting forth the authority and responsibilities of the Compensation Committee, which is posted on our website.

Compensation Committee Interlocks and Insider Participation

Neither of Professor Chezy Ofir or Miki Balin or Jacob Berman is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Corporate Governance/Nominating Committee

Our Corporate Governance/Nominating Committee is responsible for assisting the board of directors in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees will be identified by the board of directors based on the criteria, skills and qualifications that will be recognized by the Corporate Governance/Nominating Committee. While our nomination and corporate governance policy may not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members will seek to identify nominees who have a variety of perspectives, professional experience, education, difference in viewpoints and skills, and personal qualities that will result in a well-rounded board of directors.

Our Corporate Governance/Nominating Committee  consists of Jacob Berman and Jeffrey Bialos. The board of directors has determined that each of the members is “independent” as that term is defined under applicable SEC and NASDAQ rules. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee, which has been  posted on our website.

Changes in Nominating Process

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees (the "Code") that applies to all of our officers, directors and employees, including our chief executive officer and chief financial officer.

Our Code of Ethics and Business Conduct is posted on our Internet website at www.micronet-enertec.com.

Item 11.         Executive Compensation.

The following information is furnished for the years ended December 31, 2013 and December 31, 2012 for our named executive officers.

Name and Principal Position	Year	Salary(1)	All Other Compensation(2)		Total
David Lucatz	2013	$390,789	$12,410	(4)	$403,199
ChiefExecutiveOfficerand President(1)(3)	2012	$214,153	$37,655	(4)	$251,808
Tali Dinar	2013	$134,613	$65,368	(5)	$199,981
CFO and Secretary(1)	2012	$80,871	$82,938	(5)	$163,809
Shai Lustgarten (1) VP of Business Development	2013	$89,083	$12,067		$101,150
_______

(1)	Salary paid partly in NIS and partly in USD. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2013 and 2012, respectively.

(2)
Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan.

(3)
This amount is paid through a consulting agreement effective as of August 2009, and amended as of October 2011, that we entered into with DLC (our controlling shareholder which is controlled by Mr. Lucatz). Under the consulting agreement, we paid DLC through September 2011 management fees of NIS 50,000 (approximately $14,000) on a monthly basis, and from October 2011 through October 2012, covered other expenses in a sum of NIS 10,000 (approximately $3,000) per month. As of October 1, 2011, the costs of the consulting fee and/or salary were adjusted and increased by NIS 10,000 so the monthly salary/consulting fee management fee was NIS 60,000 (approximately $17,000). In November 2012, we entered into new consulting and management services agreements with DLC that superseded the prior consulting agreement,

(4)
In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the audit committee of the board of Micronet approved the entry into a management and consulting services agreement with DLC, which provides that effective November 1, 2012 Mr. Lucatz will devote 60% of his time to Micronet matters for the three year term of the agreement and that Micronet will pay the entities controlled by Mr. Lucatz management fees of NIS 65,000 (approximately $16,667) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s shareholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with the Company, effective November 1, 2012, which provides that we will pay the entities controlled by Mr. Lucatz: (i) management fees of $13,333 on a monthly basis, and cover other monthly expenses.

Also includes secretarial and office services provided by DLC team.

(5)	Also includes a three-month notice obligation allocated due to her employment termination from Enertec Electronics on October 31, 2012.

(6)
Pursuant to the Employment Agreement, Mr. Lustgarten: received a monthly salary reflecting a company Cost of 54,000 NIS (approximately US$ 15,300 currently); is entitled to a car and phone monthly allowance of 12,500 NIS (approximately US$ 3,500 currently); and shall be entitled to receive bonuses and options as shall be determined by the Board in consultation with the Company’s chief executive officer. Mr. Lustgarten is also  entitled to customary Israeli pension funds and social benefits.  The Employment Agreement may be terminated  by either party at any time by providing a 90 days’ prior written notice. The Employment Agreement also contains customary Confidentiality, non-competition and non-solicitation provisions.

Employment Agreements

None of our employees is subject to a collective bargaining agreement.

Pursuant to Ms. Dinar’s employment agreement with the Micronet Enertec Technologies Inc, her employment agreement with Micronet was terminated. On August 12, 2013, Ms. Dinar entered into an employment agreement with Micronet Enertec Technologies Inc, pursuant to which, Ms. Dinar (i) will receive monthly compensation, comprising base salary and customary Israeli pension and social benefits, of approximately 45,000 NIS (approximately $14,000), (ii) shall be entitled to a monthly automobile and telephone allowance of approximately 13,000 NIS (approximately $3,600 ; (iii) shall be entitled to receive bonuses and stock options as shall be determined by the Board in consultation with the our chief executive officer. Ms. Dinar may be deemed an at-will employee, as this employment agreement is not limited to a certain duration. The agreement may be terminated by either party by providing the other party with 90 days prior written notice. Upon termination, Ms. Dinar will be entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance unless such rights are denied as a matter of applicable law. However, if Ms. Dinar is terminated due to her committing a crime bearing moral turpitude or for causing Micronet substantial harm resulting from a material breach of her duties to Micronet, Ms. Dinar will not be entitled to receive any prior written notice, and severance may be denied. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

On November 7, 2012, Ms. Dinar entered into an employment agreement with Micronet whereby she shall devote 80% of her time to Micronet. Ms. Dinar’s monthly base salary is currently 25,600 NIS (approximately $6,400). Ms. Dinar may be deemed to be an employee-at-will, since her agreement does not specify a term of employment, , and we may terminate the agreement at any time by providing Ms. Dinar with 90 days prior notice and Ms. Dinar may terminate the agreement at any time by providing us with 90 days prior notice. Upon termination, Ms. Dinar will be entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance pay unless such rights are denied as a matter of applicable law. However, if Ms. Dinar is terminated due to her committing a crime bearing moral turpitude or causing us substantial harm resulting from a material breach of her duties to us, Ms. Dinar will not be entitled to receive any prior notice, prior notice payment, in lieu thereof in connection with a termination initiated by Micronet, and severance pay may be denied. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

Pursuant to Ms. Dinar’s employment agreement with Micronet, her employment agreement with Enertec was terminated. Pursuant to Ms. Dinar’s employment agreement with Enertec Electronics dated October 1, 2011, which was terminated as described above, she served as the vice president of finance and received a monthly base salary of 26,000 NIS (approximately $6,500). Ms. Dinar would have been deemed an employee-at-will, since her agreement did not specify a term of employment, and each of Enertec Electronics and Ms. Dinar had the right to terminate the agreement at any time by providing the other party with two months’ prior notice. Upon termination of the agreement, Ms. Dinar was entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance pay, unless such rights are denied as a matter of applicable law. However, if Ms. Dinar had been terminated due to her committing a crime bearing moral turpitude or causing us substantial harm resulting from a material breach of her duties to us, Ms. Dinar would not have been entitled to receive any prior notice, prior notice payment, in lieu thereof in connection with a termination initiated by Enertec Electronics, and severance pay could have been denied. The agreement contained customary confidentiality, non-competition and non-solicitation provisions.

On November 17, 2013, Mr. Lustgarten  entered into an employment agreement with Micronet Enertec Technologies Inc., pursuant to which, Mr. Lustgarten: (i) will receive a monthly salary reflecting a company cost of 54,000 NIS (approximately US15,300); (ii) shall be entitled to a car and phone monthly allowance of 12,500 NIS (approximately US$ 3,500); (iii) shall be entitled to receive bonuses and options as shall be determined by the Board in consultation with the Company’s chief executive officer; and (iv) shall be entitled to customary Israeli pension funds and social benefits. The Employment Agreement is not limited to certain duration. The agreement may be terminated by either party at any time by providing a 90 days’ prior written notice to the other party. The agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Outstanding Equity Awards

Other than as issued to our directors, as described below, we did not have any equity awards outstanding as of December 31, 2013. However, the Company intends to issue 566,000 options to purchase an aggregate of 566,000 shares of common stock  to the Company’s and/or its subsidiaries executives and/or employees as follows: .

Name	Option Awards no.
Shai Lustgarten	160,000
David Lucatz	250,000
Tali Dinar	80,000
Other employees	76,000

Director Compensation

Name(1)	Fees earned ($)	Option Awards ($)(2)(3)1	All Other Compensation ($)	Total ($)
Chezy Ofir	$10,500	$4,800	-	$15,300
Jeffrey P. Bialos	$9,300	$4,800	-	$14,100
Jacob Berman	$10,500	$4,800	-	$15,300
Miki Balin	$10,500	$4,800	-	$15,300

(1)           Mr. Lucatz, who serves as our Chairman, Chief Executive Officer and President, is not included in this table because he was an employee of the Company during the time that he served as a director and, therefore, received no compensation for his services as a director. The compensation received by Mr. Lucatz as an employees of the Company is shown above in the Summary Compensation Table.

(2)           The fair value recognized for such option awards was determined as of the grant date in accordance with ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 14 to our consolidated financial statements for the year ended December 31, 2013 included elsewhere in this Annual Report.

(3)           As of December 31, 2013, each of the directors listed in the table above held an option to purchase 5,000 shares of Common Stock at an exercise price of $4.30, granted on April 29, 2013. Such options vest three years following the date of grant.

During 2012, our director did not receive any compensation for serving on our board of directors.

Since the public offering our independent directors who serve on our board of directors and any committees thereof received payment for participation at meetings of the board and committees. Independent directors receive $12,000 plus applicable taxes for each year of service as a director. In addition, independent directors receive $250 (or $100 if the director participates via telephone or video conference) for each meeting in excess of three meetings in any month. Each independent director received an annual grant of options to purchase 5,000 shares of our common stock pursuant to the 2012 Stock Incentive Plan. These options will vest three years following the date of grant.

During 2013, each independent director received an annual grant of options to purchase 5,000 shares of our common stock pursuant to the 2012 Stock Incentive Plan at an exercise price of $4.3 per share. According to a board resolution effective upon closing of the public offering on April 2013 each director shall be entitled to additional 15,000 options to be issued in 3 installments, 5,000 options each year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 18, 2014 with respect to the beneficial ownership of the outstanding common stock held by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) our current director; (iii) each of our director nominees; (iv) each of our named executive officers; and (v) our executive officers and current director as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address for each of the below persons is c/o Enertec Systems 2001 Ltd, 8 Hanapach St., Karmiel, Israel.

Name	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)
5% Stockholders
D.L. Capital Ltd.(2)	2,597,200		44.5
UTA Capital LLC(3)	726,746	(3)	12.5
Meidan	600,000		10.2
Directors and Named Executive Officers
David Lucatz(2)	2,597,200		44.5
Tali Dinar(3)	—		—
Shai Lustgarten	—		—
Chezy Ofir	—		—
Jeffrey Bialos	—		—
Jacob Berman	—		—
Miki Balin	—		—

Directors and Executive Officers as a group (2 persons)	2,597,200		44.5

(1)
Applicable percentage ownership is based on 5,831,246 shares of common stock outstanding as of March 18, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of March 18, 2014 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 18, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Mr. Lucatz, by virtue of  being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the board of directors of DLC, may be deemed to beneficially own the 2,597,200 shares of our common stock held by DLC.

(3)
According to information contained in a Schedule 13G/A filed jointly on February 14, 2013 with the SEC and a Form 4 filed jointly on March 13, 2013 with the SEC by (i) UTA; (ii) the members or beneficial owners of membership interests in UTA, which include: (a) YZT Management LLC, a New Jersey limited liability company and the managing member of UTA, and (b) Alleghany Capital Corporation, a Delaware corporation and a member of UTA; (iii) Alleghany Corporation, a publicly-traded Delaware corporation of which Alleghany Capital Corporation is a wholly-owned subsidiary; and (iv) Udi Toledano, the managing member of YZT Management LLC. Based on those filings and information subsequently available to us, as of March 18, 2014, UTA held sole voting and dispositive power with respect to such shares. YZT Management LLC, Alleghany Capital Corporation, Alleghany Corporation, and Udi Toledano have shared voting and dispositive power with respect to such shares by virtue of their relationships with UTA. UTA’s principal business address is 100 Executive Drive, Suite 330, West Orange, New Jersey 07052.

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

Pursuant to our 2012 Stock Incentive Plan, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 500,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. Stockholders will experience dilution in the event that shares of common stock are issued pursuant to the 2012 Stock Incentive Plan or any warrants that may be outstanding.  As of December 31, 2013, other than 20,000 options granted to our directors no other options have been granted under the 2012 Stock Incentive Plan.

On November 13, 2013 the board of directors approved the increase of the 2012 Stock Incentive Plan to include a total of 750,000 options such increase effectiveness is further subject to the receipt of the required corporate approvals of the Company including the approval of the general meeting of the shareholders to be convened in the future.   The Board of directors also approved the allocation of 566,000 options to certain executives and employees of the Company and/or its subsidiaries, subject to increase of the option pool as set forth above.

In addition to the 2012 Stock Incentive Plan, On November 13, 2013 the board of directors approved the issuance of 100,000 shares of our common stock to certain of our directors, executives, officers, employees and consultants. We will issue the shares under a plan that we anticipate to adopt in the near future.

Micronet has not issued stock options during the year ended December 31, 2013. Stock based compensation for the year ended December 31, 2012 was immaterial.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our management believes the terms of each of the below transactions are at least as favorable as could be obtained from unrelated third parties.

Mr. Lucatz was paid through a consulting agreement effective as of August 2009, and amended as of October 2011, that we entered into with DLC (our controlling shareholder which is controlled by Mr. Lucatz). Under the consulting agreement, we paid DLC through September 2011 management fees of NIS 50,000 (approximately $14,000) on a monthly basis, and from October 2011 through October 2012 covered other expenses in a sum of NIS 10,000 (approximately $3,000) per month. As of October 1, 2011, the costs of the consulting fee and/or salary were adjusted and increased by NIS 10,000 and the monthly salary/consulting management fee was NIS 60,000 (approximately $17,000).

In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the audit committee of the board of Micronet approved the entry into a management and consulting services agreement with DLC, which provides that effective November 1, 2012 Mr. Lucatz will devote 60% of his time to Micronet matters for the three year term of the agreement and that Micronet will pay the entities controlled by Mr. Lucatz management fees of NIS 65,000 (approximately $16,667) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s shareholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with the Company, effective November 1, 2012, which provides that we will pay the entities controlled by Mr. Lucatz: (i) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (ii) an annual bonus of 3% of the amount by which the annual EBITDA for such year exceeds the average annual EBITDA for 2011 and 2010, and (iii) a one-time bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding only the 2013 public Offering, completed by us during the term of the agreement.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the transactions between the Company and UTA that occurred after UTA became the beneficial owner of more than five percent of our common stock.

Item 14.	Principal Accounting Fees and Services.

The fees for services provided to the Company in the last two fiscal years were as follows:

	Twelve months ended on December 31, 2013	Twelve months ended on December 31, 2012

Audit Fees	88,967	125,236

Audit-Related Fees	-	30,000

Tax Fees	25,593	26,196

All Other Fees	0	0

Total Fees	114,560	181,432

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in this Annual Report, and for other services normally provided in connection with statutory filings were $88,967, and $$125,236 for the years ended December 31, 2013 and 2012, respectively. BDO, our current Auditors accumulated $88,967 and $49,128 of the above mentioned, for the year ended December 31, 2013 and December 31, 2012 (4 months period only) respectively.

Audit-Related Fees

We  did not incur  any audit related fee for the year 2013.We  incurred fees of  $30,000 for the year ended December 31, 2012 for professional services rendered by our former principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees.”

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $25,593 and $26,196 for the years ended December 31, 2013 and December 31, 2012, respectively. BDO, our current Auditors accumulated $25,593 and $14,406 of the above mentioned, for the year ended December 31, 2013 and December 31, 2012(4 months period only)  respectively.

Audit Committee Pre-Approval Policies and Procedures

Currently, the audit committee acts with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:

1.  Reference is made to the Reports of Independent Registered Public Accounting Firms, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements under Item 8 of Part II appearing on pages F-1 through F-29 hereto, which are incorporated herein by reference.

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

10.7
Letter Agreement, dated November 6, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013)

10.8
First Amendment to the Amended and Restated Note and Warrant Purchase Agreement, dated as of January 28, 2013, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013)

10.9
Secured Promissory Note, dated September 1, 2011, issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.10
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

10.12
2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) *

10.13
Agreement, dated August 31, 2012, by and among Yehezkel Kaplan, Eli Nachum, Yoav Ben-Zvi and D.L. Capital Ltd. (English translation) (Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on December 14, 2012)

10.14
Special Personal Employment Agreement, dated November 7, 2012, between Micronet Ltd. and Tali Dinar (English Translation) (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) *

10.15
Personal Employment Agreement, dated October 1, 2011, between Tali Dinar and Enertec Electronics Ltd. (English Translation) (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) *

10.16
Summary of material terms of a December 17, 2012 bank loan to Enertec Electronics Ltd. (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.17
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
101
The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2013, (ii) Consolidated Statements of Income for Years Ended December 31, 2012 and 2013, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2012 and 2013, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: March 19, 2014	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer and Director	March 19, 2014
David Lucatz	(Principal Executive Officer)

/s/ Tali Dinar	Secretary and Chief Financial Officer (Principal Financial Officer and	March 19, 2014
Tali Dinar	Principal Accounting Officer)

/s/ Jeffrey Bailos	Director	March 19, 2014
Jeffrey Bailos

/s/ Jacob Berman	Director	March 19, 2014
Jacob Berman

/s/ Miki Balin	Director	March 19, 2014
Miki Balin

/s/ Chezy Ofir	Director	March 19, 2014
Chezy Ofir

MICRONET ENERTEC TECHNOLOGIES  INC

2013 CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Micronet Enertec Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Micronet Enertec Technologies, Inc. (the “Company”) and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended.. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel
March 18, 2014

/s/ Ziv Haft Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

MICRONET ENERTEC TECHNOLOGIES, INC.
 CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Par Value data)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$12,825	$10,611
Marketable securities	6,969	3,183
Trade account receivables, net	13,467	9,914
Inventories	4,324	7,392
Derivative asset - call options	460	945
Other accounts receivable	1,165	1,939

Total current assets	39,210	33,984

Property, and equipment, net	2,440	2,269
Intangible assets and others, net	1,076	1,635
Long term deposit	103	43

Total long term assets	3,619	3,947

Total assets	$42,829	$37,931

MICRONET ENERTEC TECHNOLOGIES, INC.
  CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Par Value data)

	December 31, 2013	December 31, 2012
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$5,058	$4,689
Current portion of long term notes and convertible debenture, net of discount	-	1,671
Trade accounts payable	4,361	4,701
Other accounts payable	3,355	3,420
Derivative liabilities- put option	-	73

Total current liabilities	12,774	14,554

Long term Loans from banks	3,130	3,941
Long term notes, net of discount	933	1,370
Finance lease	109	-
Accrued severance pay, net	172	1,138
Deferred tax liabilities, net	113	60
Total long term liabilities	4,457	6,509

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 100,000,000 shares authorized, 5,831,246 and 3,241,500 shares issued and outstanding as of December 31, 2013 and 2012 respectively.	6	3
Additional paid in capital	8,053	957
Accumulated other comprehensive income	1,389	233
Retained earnings	8,423	8,918

Micronet Enertec stockholders equity	17,871	10,111

Non-controlling interests	7,727	6,757

Total equity	25,598	16,868

Total Liabilities and equity	$42,829	$37,931

 MICRONET ENERTEC TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Earnings Per Share data)

	Year ended December 31,
	2013	2012

Revenues	35,571	17,788
Cost of revenues	22,298	13,790
Gross profit	13,273	3,998
Operating expenses:
Research and development	2,675	777
Selling and marketing	1,170	752
General and administrative	4,179	2,243
Amortization of intangible assets	657	551
Total operating expenses	8,681	4,323
Income (loss) from operations	4,592	(325)

Interest income (expense), net	(2,293)	89
Other income (expense)	(2)	4
Gain on bargain purchase	-	4,623
Income before provision for income taxes	2,297	4,391
Provision (Benefit) for income taxes	496	(136)
Equity in profit of affiliated company	-	41

Net income	1,801	4,568
Net Income (loss) attributable to non-controlling interests	2,296	(849)
Net income (loss) attributable to Micronet Enertec	(495)	5,417
(*) Earnings (loss) per share attributable to Micronet Enertec:
Basic	$(0.097)	$1.67
Diluted	$(0.097)	$1.54
Weighted average common shares outstanding:
Basic	5,089,122	3,241,500
Diluted	5,089,122	3,594,872

MICRONET ENERTEC TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2013	2012
Net income	$1,801	$4,568
Other comprehensive income, net of tax:
Currency translation adjustment	1,742	820

Total comprehensive income	3,543	5,388

Comprehensive income (loss) attributable to the non-controlling interests	(2,882)	157
Comprehensive income attributable to Micronet Enertec	$661	$5,545

MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares(*)	Amount	Capital	Earnings	Income	Interest	Equity

Balance, January 1, 2012	3,241,500	$6	$-	$3,501	$105	$-	$3,612

Non-controlling interest arising from business combination	-	-	-	-	-	7,096	7,096
Classification of warrants derivative to equity	-	-	1,105	-	-	-	1,105
Reverse split	-	(3)	3	-	-	-	-
Comprehensive income	-	-		5,417	128	(157)	5,388
Acquisition of non-controlling interest	-	-	(151)	-	-	(182)	(333)

Balance, December 31, 2012	3,241,500	$3	$957	$8,918	$233	$6,757	$16,868
Issuance of shares and warrants, net	1,863,000	2	7,401	-	-	-	7,403
Stock based compensations	-	-	19	-	-	-	19
Exercising of warrants to common stock	726,746	1	475	-	-	-	476
Dividend paid to non-controlling interest	-	-	-	-	-	(1,481)	(1,481)
Comprehensive income	-	-	-	(495)	1,156	2,882	3,543
Acquisition of non-controlling interest	-	-	(799)	-	-	(431)	(1,230)
Balance, December 31, 2013	5,831,246	$6	$8,053	$8,423	$1,389	$7,727	$25,598

 MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,801	$4,568

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	984	779
Marketable securities	(439)	-
Change in fair value of derivatives, net	170	(1,285)
Gain on bargain purchase	-	(4,623)
Equity in profit of affiliated company	-	(41)
Change in deferred taxes, net	(208)	(322)
Accrued interests on bank loans	328	83
Amortization of discount and change in value of long term convertible debenture, net	1,641	562
Stock based compensations	19	-
Changes in operating assets and liabilities (net of impact of acquisition):
Increase (decrease) in trade account receivables	(2,769)	2,008
Decrease in inventories	3,853	1,818
decrease in accrued severance pay, net	(966)	(3)
Decrease in other account receivables	(378)	(637)
Increase (decrease) in trade account payables	(340)	819
Increase (decrease) in other account payables	(118)	267

Net cash provided by operating activities	$3,578	$3,993

MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(336)	(615)
Marketable securities	(3,346)	(254)
Acquisition of newly-consolidated subsidiary, net of cash acquired (Appendix A)	-	1,580

Net cash provided by (used in) investing activities	(3,682)	711

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	113	4,033
Issuance of share and warrants, net and exercise of warrants	8,669	3,000
Receipt of long term loan	1,296	2,373
Repayment of convertible note	(773)	(695)
Repayment of long term banks loan	(2,179)	(1,131)
Acquisition of non-controlling interest	(675)	(246)
Exercise of call option over non-controlling interest	(310)	-
Dividend paid to non-controlling interest	(1,481)	-
Repayment of long-term notes	(2,500)	(2,500)

Net cash provided by financing activities	2,160	4,834

NET CASH INCREASE IN CASH AND CASH EQUIVALENTS	2,056	9,538
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,611	940

TRANSLATION ADJUSTMENT ON CASH AND CASH QUIVALENTS	158	133
CASH AND CASH EQUIVALENTS AT END OF PERIOD	12,825	10,611

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$311	$581

Taxes	$1,354	$95

MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Appendix A

Acquisition of newly-consolidated subsidiary, net of cash acquired:

Working capital, other than cash	$(8,308)
Derivative asset-call options	(404)
Property and equipment	(1,400)
Intangible assets	(1,961)
Gain on bargain purchase	4,623
Derivative liability-put option	163
Non-current liabilities	1,771
Non-controlling interest	7,096
Net cash provided by acquisition	$1,580

Acquisition of newly-consolidated subsidiary, net of cash acquired:

APPENDIX B –NON-CASH ACTIVITIES:

	Year ended December 31,
	2013	2012
Issuance costs paid in advance in 2012	$1,269	$-
Exercise of call option over non-controlling interest	$242	$86

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

Micronet Enertec Technologies, Inc., a U.S. based Delaware Corporation formed in Delaware on January 31, 2002. On March 14, 2013 we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or “the Company”).

We operate through two Israel-based companies, Enertec Systems 2001 Ltd, or Enertec, our wholly-owned subsidiary, and Micronet Ltd, in which we hold 53.19% as of December 31, 2013 and controlled by us.

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

Micronet Acquisition

On September 7, 2012, we, through our wholly-owned subsidiary Enertec Electronics Ltd., an Israeli corporation (“Enertec Electronics”), acquired from three Israeli individuals who collectively were the former controlling shareholders of Micronet (the “Sellers”), 47.5% of the issued and outstanding shares of Micronet (to the date of the closing) Acquisition pursuant to a stock purchase agreement (the “Agreement”). Pursuant to a partial exercise of certain options granted to us under the Agreement, we currently own approximately 52.26% of the outstanding ordinary shares of Micronet. As a result of the consummation of the Micronet acquisition (the “Acquisition”), we have become the largest shareholder of Micronet and the legal controlling entity due to our ability to nominate the majority of the members of Micronet’s board of directors, which gives us control of Micronet’s operations.

Pursuant to the terms of the Agreement we acquired 8,256,000 ordinary shares of Micronet for 17.3 million NIS (approximately $4.3 million), divided pro rata among Sellers. The acquisition was financed based partly on our own resources and partly by means of a loan from UTA Capital (see reference to note 10). The Agreement also includes two call options granted to Micronet Enertec and a put option granted to Sellers. Pursuant to the initial call option, we are entitled to purchase from the Sellers, during the period beginning on the closing of the transaction and for 11 months thereafter, up to additional 996,000 ordinary shares of Micronet (5.49% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS (approximately $0.605 per share at December 31, 2013) per share as adjusted based on the Israeli customers index. As further set hereunder, we have exercised in full the initial call option for the purchase of 996,000 ordinary shares of Micronet.  Under the second call option, we are entitled to purchase from the Sellers up to additional 1,200,000 ordinary shares of Micronet.

The second call option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 21-month anniversary of the closing of the transaction (6.62% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS per share as adjusted based on the Israeli customers index (reflecting $0.605 per share at December 31, 2013) plus 25% of Micronet’s 2012 gross profit per share based on Micronet’s issued and outstanding shares as of December 31, 2012, up to maximum of 18,850,000 shares, but in any event such price per share shall not exceed 3 NIS ($0.864 per share at December 31, 2013). Pursuant to the put option granted to Sellers, Sellers can cause the sale of up to an additional 1,000,002 ordinary shares constituting 5.73% of Micronet’s issued and outstanding shares for a price of 2.2 NIS per share ($0.633 per share at December 31, 2013) as adjusted based on the Israeli customers index. The put option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 22-month anniversary of the closing of the transaction.  Micronet’s results of operations and balance sheet have been included in our consolidated reports since September 7, 2012 (the “Closing Date”). Acquisition costs amounting to $65 were charged to general and administrative expenses.

NOTE 1 — DESCRIPTION OF BUSINESS - (continued)

Micronet Acquisition- (continued)

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

●
Micronet is a publicly-traded company on the TASE. The purchase price takes into consideration the average price per Micronet share for the 12-month period prior to the Closing Date. The average price per Micronet share for the 12-month period prior to the Closing Date was approximately 2.2 NIS, whereas the purchase price was 2.1 NIS.

●
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

●
Approximately 40% of the gain is created following the technical measurement of non-controlling interest at fair value which is much lower than the non-controlling interests’ proportionate share of identifiable net assets.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase

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

Micronet Acquisition- (continued)

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

On November 14, 2012 and on May 28, 2013, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Agreement and acquired for a total consideration of $ 558  additional 996,000 ordinary shares of Micronet increasing our ownership, as a result thereof,  to 51% of the issued and outstanding shares of Micronet.On August 18, 2013 the Company purchased additional 600,000 ordinary shares of Micronet in consideration of $ 676. As a result, the company increased its holdings to 54.3% of the issued and outstanding shares of Micronet which were thereafter diluted as a result of the exercise of certain options by Micronet officers. We currently own approximately 52% of the issued and outstanding shares of Micronet.

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of Micronet for the periods shown as though the acquisition of Micronet occurred as of the beginning of fiscal year 2011. The pro forma financial information for the periods presented includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the acquisition and divestiture had taken place at January 1, 2011. The unaudited pro forma financial information is as follows (in thousands, except per share amounts):

Year Ended December 31,
2012
Total revenues	$37,492
Net income attribute to Micronet Enertec*	$2,840
Basic earnings per share	$0.88
Diluted earnings per share	$0.82

Public Offering

In April 2013, the Company closed an underwritten public offering of 1,863,000 shares of Common Stock, and warrants to purchase 931,500 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The warrants include only standard anti dilution provisions. The gross proceeds to the Company, including the underwriter’s exercise of its over-allotment option, were $9,324 before deduction of issuance costs of $1,921 payable by the Company. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively. The company analyzed the accounting treatment of the shares and warrants and classified as equity according to the appropriate accounting guidance.

NOTE 1 — DESCRIPTION OF BUSINESS - (continued)

Amertec Systems Pvt Ltd

In May 2013, Amertec Systems Pvt Ltd (“Amertec”), an Indian company formed pursuant to an agreement between the Company’s wholly owned subsidiary, Enertec Electronics, and Amtek Defense Technologies Limited, received the Indian government authorities’ clearance and approval pursuant to the local Indian Foreign Direct Investment regulations for the consummation of a joint venture transaction. Amertec was formed for the purpose of developing and manufacturing advanced electronic systems, test systems, simulators and electronic systems for military defense and homeland applications based on Enertec Electronic’s licensed technology or other technologies as well as to market, distribute, promote, sell, warrant and further provide maintenance and after sales support services related to such products and systems. The Indian government approval enables the Company via Enertec Electronics to subscribe for 26% of the share capital of Amertec.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Investments in Marketable Securities

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date. Investments in marketable securities are classified as “trading,” and unrealized gains or losses are reported in the statement of operations.

Revenue Recognition

The Company’s subsidiary Enertec Systems 2001 LTD mainly enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenues on these long-term fixed-price contracts are recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of cost incurred to date on a contract relative to the estimated total expected contract cost. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs. The Company recognizes revenues on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident. As of December 31, 2013 approximately $ 4.3 million (on December 31, 2012: $3.5 million) of the accounts receivable balance was unbilled due to the customer’s payment terms.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over their estimated useful lives. Annual rates of depreciation are as follows:

Leasehold improvements	6-8 years
Machinery and equipment	10 years
Furniture and fixtures	14 years
Transportation equipment	7 years
Computer equipment	3 years

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Stock Based Compensation

The Company account for stock based compensation under the fair market value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. Micronet issued an immaterial number of stock options during 2012. Stock based compensation for the year ended December 31, 2013 and 2012 were immaterial.

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

On November 6, 2012, these warrants were classified to equity due to changes in their terms (see also note 10).

Shipping and Handling Costs

Shipping and handling costs, which amounted to $295 and $44 for the years ended December 31, 2013 and 2012, respectively, are included in selling and marketing expenses.

Research and Development Costs

Research and development costs are charged to statements of income as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2013 and 2012 were $23 and $59, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the years ending December 31, 2013, and 2012 no indicators of impairment have been identified.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

The Company’s comprehensive income for all periods presented is related to the effect of foreign translation losses.

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

The Company applied FASB ASC Topic 740-10-05, “Income Taxes” which provides guidance for recognizing and measuring uncertain tax positions and prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Financial Instruments- (continued)

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires that a non-recognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is assessing whether the adoption of this standard will have a material impact on its consolidated financial statements.

In March 2013, the FASB issued further guidance on accounting for the release of a cumulative translation adjustment into net income when a parent company either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE 3 — FAIR VALUE MEASUREMENTS

Items carried at fair value as of December 31, 2013 and 2012 are classified in the table below in one of the three categories described in Note 2.

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,825	$—	$—	$12,825
Marketable securities	6,969	—	—	6,969
Derivative asset- call option*	—	460	—	460
	$19,794	$460	$—	$20,254

*
The fair value of the derivative call options, using the Black-Scholes option pricing model made with the following unobservable assumptions: dividend yield of 9.7%, expected volatility: 31%, risk free interest rate: 0.91%  (includes inflation rates), and expected life: 0.43 years.

	Fair value measurements using input type
	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,611	$—	$—	$10,611
Marketable securities	3,183	—	—	3,183
Derivative asset – call option*	—	945	—	945
Dervative liability – put option	—	(73)	—	(73)
	$13,794	$872	$—	$14,666

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
	2013	2012
Raw materials	$3,814	$4,874
Work in process and finished product	510	2,518
	$4,324	$7,392

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Leasehold improvements	$894	$785
Machinery and equipment	2,453	2,269
Furniture and fixtures	279	246
Transportation equipment	141	134
Computer equipment	1,293	1,128
	5,060	4,562
Less accumulated depreciation	2,620	2,293
	$2,440	$2,269

Depreciation expenses totaled $327, $228, for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 — INTANGIBLE ASSETS AND OTHERS, NET

Composition:

	Useful life years	December 31,
		2013	2012
Original amount:
Technology	5	$330	$330
Customer related intangible assets	3	918	918
backlog	0.5	712	712
		$1,960	$1,960
Accumulated amortization:
Technology	5	$88	22
Customer related intangible assets	3	408	102
backlog	0.5	712	427
		$1,208	$551
		$752	$1,409
Prepaid lease expenses		239	226
Deferred tax assets		85	-
		$1,076	$1,635

The estimated future amortization of the intangible assets (excluded of deferred tax assets) as of December 31, 2013 is as follows:

2014	$372
2015	270
2016 and thereafter	$110

NOTE 7 — SHORT TERM BANK LOANS

As of December 31, 2013, the Company had short term bank credit of $5,058 comprised as follow: $912 current portion of long term loans and $4,146 of short term bank loans that bear interest of prime plus 0.7% paid on a monthly and weekly basis.

As of December 31, 2012, the Company had short term bank credit of $4,689 comprised as follow: $656 current portion of long term loans from bank and 4,033 of short term bank loans

NOTE 8 — LONG TERM LOANS FROM BANKS

1. Composition:

	Average Interest rate as of December 31, 2013	Linkage Basis	December 31,
			2013	2012
	%		Total long-term liabilities, net of current portion
Due Due to Banks	P+2%	NIS	$4,042	$4,597
Les Less– current portion			(912)	(656)
			$3,130	$3,941

On December 17, 2012, the Company entered into a new loan agreement with an Israeli bank for $2,370. The loan is to be repaid in five years and bears annual interest at an initial rate of prime plus 2.75%.

NOTE 8 — LONG TERM LOANS FROM BANKS - (continued)

2. Long-term Loans from Banks are due as follows:

	December 31,
	2013	2012
Firs First year (current portion)	$912	$656
Second year	903	645
Third year	872	637
Fourth year and thereafter	1,355	2,659
	$4,042	$4,597

NOTE 9 — UTA CAPITAL LLC TRANSACTION

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

At the issuance date of the First Warrant, the Company recorded the fair value of the First Warrant issued with the First Note as a derivative liability of $828 using the Black–Scholes option pricing model with a corresponding increase in debt discount as the Company determined that warrants are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the year ended December 31, 2013 was $386, and is included as a component of interest expense.

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

NOTE 9 — UTA CAPITAL LLC TRANSACTION - (continued)

Second Closing

On September 7, 2012, the Company issued to UTA, pursuant to the Amended Agreement: (i) the Second  Note in the principal amount of $3,000, with an initial interest rate equal to 8% per annum, $1,500 of such amount payable on May 15, 2013, and the remaining balance due at the maturity date of April 1, 2014, and (ii) the Second Warrant entitling UTA to purchase from the Company up to a total of 300,000 shares of the Company’s Common Stock at an exercise price initially equal to $1.30 per share, first exercisable during a period beginning six months from September 7, 2012, and ending 66 months from September 7, 2012. At the issuance date, the Company recorded the fair value of the Second Warrant issued with the $3,000 Note as a derivative liability amounting to $872 using the Black–Scholes option pricing model with a corresponding increase in debt discount as the Company determined that warrants (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s Common Stock pursuant to FASB ASC Topic 815, Derivatives and Hedging (ASC 815-40-25). Debt discount is being amortized over the term of the loan to the stated maturity date and is presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the year ended December 31, 2013 was $720, and is included as a component of interest expense.

On November 6, 2012 the Company and UTA amended the terms of the Warrants pursuant to which UTA waived its right to anti-dilution protection in case the Company issued additional shares of Common Stock, while the Company waived certain upward exercise price adjustment provisions included in the Warrants. Following this amendment, the Warrants were classified to equity in the amount of $1,105.

On January 28, 2013, the Company and UTA amended the terms of the Amended Agreement and the First Note and Second Note to provide that any net proceeds of any equity financing by us or any of our subsidiaries will be applied as follows: (x) the first $4,000 may be retained by us or applied to reduce other obligations of ours or any of our subsidiaries, and (y) 75% of the excess of such net proceeds over $4,000 may be retained by us or applied to reduce other obligations of ours or any of our subsidiaries, and the remaining 25% shall be applied (A) first to the repayment of the First Note and (B) second, to the extent any proceeds remain, to the repayment of the Second Note.  The Company and UTA also agreed upon the application of our December 17, 2012 prepayment of $2,500 owed to UTA and the release of certain collateral in connection therewith. In consideration for the amendments and releases the Company agreed to pay UTA $480 in cash or a combination of cash and shares of the Company's Common Stock. This amount was classified following ASC 470-50 as a liability and there is a discount on the note.

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

In May 2013, the Company repaid certain of its debt to UTA pursuant to the First Note and Second Note in a total amount of $1,185. In June 2013, the Company repaid additional amounts of its debt to UTA pursuant to the First Note in a total amount of $282.

On December 30, 2013, the company  and UTA entered into an amendment (the “Second Amendment”) to the Amended and Restated Note and Warrant Purchase Agreement, dated as of August 31, 2012, as first amended on January 28, 2013. Pursuant to the Second Amendment, among other things, the maturity date of the second note executed between the Company and the Purchaser (the “Second Note”) was extended to January 10, 2015  and the maturity date of the first note executed between the Company and the Purchaser (the “First Note”) was set on December 30, 2013.  On December 30, 2013 the Company repaid to the Purchaser an amount of $1,032,163, including repayment in full of the First Note, and subsequently, the final payment of the principal amount under the Second Note, originally due in May 2014 to the Purchaser in the amount of $1,000 was postponed to January 10, 2015. The Company analyzed the accounting treatment of the notes as set forth in ASC 480-10 and classified them as liability.

NOTE 10 — CONVERTIBLE NOTE

As of December 31, 2012, the Company’s subsidiary Micronet had convertible note short term balance liability to be repaid in November 2013. The note is linked to the Israeli price index and bears an annual interest of 5.25%. The note may be converted into ordinary shares of Micronet at a price of 6.5 NIS per share.

The conversion feature met the definition of an embedded derivative, which had a minimal value as of December 31, 2012.

On November 20, 2013 Micronet paid the remainder of the convertible note in the amount of $ 773.

NOTE 11 — ACCRUED SEVERANCE PAY, NET

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
In 2013, the company paid an amount of $ 956 to the former shareholders in Micronet as severance pay upon their retirement.

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2013	2012
Accrued severance pay	$1,804	$3,900
Les Less - amount funded	(1,632)	(2,762)
	$172	$1,138

B. Expenses:

The income (expense) related to severance payable for the years ended December 31, 2013 and 2012 were $966 and $55, respectively.

NOTE 12 — PROVISION FOR INCOME TAXES

A.
Basis of Taxation

The Company’s Israeli subsidiaries are governed by the tax laws of the state of Israel which has a general tax rate of 25%. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “approved enterprise industrial company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

In December 2010 new legislation amending the Investment Law was adopted. This new legislation was effective as of January 1, 2011 and applies to preferred income produced or generated by a preferred company from the effective date. Under this new legislation, a uniform corporate tax rate applies to all qualifying income of certain Industrial Companies (“Preferred Enterprise”), as opposed to the previous law’s incentives, which were limited to income from Approved Enterprises and Privileged Enterprises during their benefits period. Under the new legislation, the uniform tax rates are as follows: 2011 and 2012 - 15%, 2013 and 2014 - 12.5% and in 2015 and thereafter - 12%.

In July, 2013 the law has been changed for which the regular Israeli tax rate commencing in 2014 will be 26.5% for Regular Entities and 16% for Preferred Enterprises. In 2012, the subsidiary  Micronet  decided to implement the new law and therefore commencing January 1, 2012 its qualifying income was subject to the Preferred Enterprise stataus.

NOTE 12 — PROVISION FOR INCOME TAXES - (continued)

B.	Provision (Benefit) for Taxes

	Year ended December 31,
	2013	2012
Current:
Domestic (Israel)	$649	$124
Foreign	-	15
	649	139

Taxes related to prior years	55	47
Deferred:
Deferred taxes, net	(208)	(322)
Total provision (benefit) for income taxes	$496	$(136)

C.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2013	2012
U.S. federal statutory rate	35%	35%

Tax Rate difference between US and Israel	(10)%	-
Effect of Israeli tax rate benefit	(5)%	-
Effect of previous years	1%	-
Gain on bargain purchase	-	(36)%
other	-	(2)%
Effective Tax Rate	21%	(3)%

D.	Deferred Tax Assets and Liabilities

Deferred tax reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2013 and 2012, the Company’s deferred taxes were in respect of the following:

	December 31,
	2013	2012
	(in thousands)

Net operating loss carry forward	163	110
Provisions for employee rights and other temporary differences	261	151
Deferred tax assets before valuation allowance	424	261
Valuation allowance	163	110
Deferred tax assets	261	151
Deferred tax liability	113	211
Deferred tax assets, net	148	(60)

NOTE 12 — PROVISION FOR INCOME TAXES - (continued)

E.
Tax losses

At December 31, 2013, the Company has a net operating loss carry forward of approximately $467, which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from this net operating loss carry forward a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

F.
Tax Assessments

The Company received final tax assessments in the United States through tax year 2008, with regards to the Israeli subsidiaries: Micronet and Enertec System received final tax assessments through tax year 2010 and Enertec Electronics received final tax assessments through tax year 2009.

G.	Uncertain Tax Position The Company did not record any liability for income taxes associated with unrecognized tax benefits during 2013 and 2012.

NOTE 13 — RELATED PARTIES

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

Transactions with related parties

	Year ended December 31,
	2013	2012
Consulting fee paid to controlling shareholder	$403	$252

NOTE 14 — SHAREHOLDER'S EQUITY

A.	Common stock:

Common Stock confers upon their holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B.	Stock option plan:

Pursuant to our 2012 Stock Incentive Plan, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 500,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. Stockholders will experience dilution in the event that shares of common stock are issued pursuant to the 2012 Stock Incentive Plan or any warrants that may be outstanding.  In 2013, the Company granted immaterial amount of options to its directors and seniors officers. Accordingly stock based compensations for those years on a consolidated basis were immaterial and amounted to $19 thousand for the year ended December 31, 2013. All grants in 2013 and 2012 with respect to Micronet were also immaterial.

NOTE 15 — SEGMENT REPORTING

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

Summarized financial information by segment for the year ended December 31, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Defense and aerospace	Mobile resource management		Consolidated
Revenues from external customers	$11,316	$24,255		$35,571
Segment operating income	733	5,916	(1)	6,649
Not Not allocated expenses				1,367
Consolidated income from operations				$5,282

(1) Excludes $657 of intangible assets amortization, derived from Micronet acquisition.

Summarized financial information by segment for the year ended December, 2013:

Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012
Cus Customer A	23%	47%
Cus Customer B	56%	27%

NOTE 15 — SEGMENT REPORTING - (continued)

Summarized financial information by segment for the year ended December, 2013:

Revenue from customers in the geographic regions based on the location of customers’ headquarters is as follows:

	Year ended December 31,
	2013	2012
USA	$21,275	$6,275
Is ISRAEL	11,652	10,520
OTHER	2,644	993
To TOTAL	$35,571	$17,788

As of December 31, 2013 and 2012 all of the Company’s long lived assets were located in Israel.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Lease commitments

Micronet’s lease expired in June 2013, and have decided to extend the term for two additional years until June 2015. Accrual rent fee are approximately $130 per year including property management fee. Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel) and located in Karmiel. Annual rent are approximately $200 per year. The lease term expires in June 2021, subject to two five-year extension options and early termination provision after five years, which we hold.

At December 31, 2013, total minimum cars and lease rentals under non-cancelable operating leases with an initial or remaining lease term of one year or more are as follows:

Year Ended December 31,	Amount
2014	$735
2015	559
2016	350
2017	$275

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES - (continued)

Covenants

Enertec Systems has covenanted under certain bank loans, amongst other things, that (i) its shareholders’ equity according to its financial statements will not be below 17,000,000 NIS, and (ii) its shareholders’ equity will not be lower than 30% of the total assets on its balance sheet. Enertec Electronics has also covenanted under a certain bank loan, amongst other things, that (i) Micronet’s equity will not be lower than 25,000,000 NIS (approximately $7,203,000), (ii) Micronet’s cash level will not be lower than 5,000,000 NIS (approximately $1,441,000), and (iii) Micronet will maintain a financial debt to EBITDA ratio not to exceed 2:1. Enertec and Micronet have met all of their bank covenants.

NOTE 17 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A. Other accounts receivable:

	December 31,
	2013	2012
Prepaid expenses	$211	$559
Government departments and agencies	322	563
Deferred taxes	176	198
Short -term lease deposits	-	188
Others	456	431
	$1,165	$1,939

B. Other Accounts Payable:

	December 31,
	2013	2012

Employees and wage-related liabilities	$1,305	$1,313
Government departments and agencies	496	975
Accrued expenses	1,266	783
Other current liabilities	288	349
	$3,355	$3,420

NOTE 17 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION - (continued)

C. Earnings per Share:

Basic and diluted earnings per share (“EPS”) were computed based on the average number of shares outstanding during each year.

The following table sets forth the computation of basic and diluted net earnings per share attributable to Micronet Enertec:

	Year ended December 31,
	2013	2012
Numerator:
Amount for basic earnings per share	$(495)	$5,417
Changes in fair value of warrant derivatives liabilities	-	113
Amount for diluted earnings per share	(495)	5,530

Denominator:
Denominator for basic earnings per share - weighted average of shares	5,089,122	3,241,500
Effect of dilutive warrants	-	353,372
Denominator for diluted net earnings per share - weighted average shares and assuming dilution	$5,089,122	$3,594,872
Basic earnings per share attributed to Micronet Enertec stockholders	$(0.097)	1.67
Diluted earnings per share attributed to Micronet Enertec stockholders	$(0.097)	$1.54

EXHIBIT INDEX

Number	Description of Exhibits
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

10.7
Letter Agreement, dated November 6, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013)

10.8
First Amendment to the Amended and Restated Note and Warrant Purchase Agreement, dated as of January 28, 2013, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013)

10.9
Secured Promissory Note, dated September 1, 2011, issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.10
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

10.12
2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) *

10.13
Agreement, dated August 31, 2012, by and among Yehezkel Kaplan, Eli Nachum, Yoav Ben-Zvi and D.L. Capital Ltd. (English translation) (Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on December 14, 2012)

10.14
Special Personal Employment Agreement, dated November 7, 2012, between Micronet Ltd. and Tali Dinar (English Translation) (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) *

10.15
Personal Employment Agreement, dated October 1, 2011, between Tali Dinar and Enertec Electronics Ltd. (English Translation) (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) *

10.16
Summary of material terms of a December 17, 2012 bank loan to Enertec Electronics Ltd. (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.17
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
101
The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2013, (ii) Consolidated Statements of Income for Years Ended December 31, 2012 and 2013, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2012 and 2013, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.