Form 10-Q
period 2014-03-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2014-05-15
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014

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

Yes ☐   No ☒

As of May 14, 2014, there were 5,831,246 issued and outstanding shares of the Registrant’s Common Stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I - CONDENSED FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 6.	Exhibits.	18

SIGNATURES	19

EXHIBIT INDEX	20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value Data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,959	$12,825
Marketable securities	6,964	6,969
Trade account receivables, net	11,454	13,467
Inventories	4,417	4,324
Derivative asset - call options	532	460
Other account receivable	1,326	1,165
Total current assets	36,652	39,210

Property, and equipment, net	2,369	2,440
Intangible assets and others, net	1,000	1,076
Long term deposit	139	103
Total long term assets	3,508	3,619

Total assets	$40,160	$42,829

	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$5,080	$5,058
Current portion of long term notes, net of discount	983	-
Trade account payables	3,645	4,361
Other account payables	2,352	3,355
Total current liabilities	12,060	12,774

Long term loans from banks and others	2,374	3,130
Long term notes, net of discount	-	933
Finance lease	97	109
Accrued severance pay, net	138	172
Deferred tax liabilities, net	99	113
Total long term liabilities	2,708	4,457

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 100,000,000 shares authorized, 5,831,246 shares issued and outstanding as of March 31, 2014 and December 31, 2013	6	6
Additional paid in capital	8,059	8,053
Accumulated other comprehensive income	1,440	1,389
Retained earnings	8,090	8,423
Micronet Enertec stockholders' equity	17,595	17,871

Non-controlling interests	7,797	7,727
Total equity	25,392	25,598
Total liabilities and equity	$40,160	$42,829

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Three months ended March 31,
	2014	2013

Revenues	$5,567	$10,361
Cost of revenues	3,515	6,714

Gross profit	2,052	3,647
Operating expenses:
Research and development	744	709
Selling and marketing	391	314
General and administrative	884	784
Amortization of intangible assets	93	378
Total operating expenses	2,112	2,185

Income (loss) from operations	(60)	1,462
Financial expenses, net	46	1,131
Income (loss) before provision for income taxes	(106)	331
Taxes on income	79	119
Net income (loss)	(185)	212
Net loss attributable to non-controlling interests	147	673

Net loss attributable to Micronet Enertec	$(332)	$(461)

Loss per share attributable to Micronet Enertec:
Basic and diluted	$(0.06)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	5,831,246	3,483,749

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013

Net income	$(185)	$212
Other comprehensive income net of tax:
Currency translation adjustment	(26)	609
Total comprehensive income	(211)	821
Comprehensive loss attributable to the non-controlling interests	71	(714)
Comprehensive income attributable to Micronet Enertec	(140)	107

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(185)	$212

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	233	381
Marketable securities	125	(39)
Change in fair value of derivatives, net	(71)	298
Change in deferred taxes, net	(38)	(5)
Accrued interest on bank loans	6	72
Amortization of discount of long term notes and net	50	585
Stock based compensation	6	-

Changes in operating assets and liabilities:
Decrease in trade account receivables	1,928	547
Increase (decrease) in inventories	(93)	1,722
Decrease in accrued severance pay, net	(34)	(874)
Increase in other account receivables	(156)	(348)
Decrease in trade account payables	(716)	(325)
Decrease in other account payables	(1,052)	(656)
Net cash provided by operating activities	$3	$1,570

  MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (In Thousands)
  (Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(69)	$(112)
Marketable securities	(121)	(104)
Net cash used in investing activities	(190)	(216)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term bank credit	46	650
Repayment of bank loan	(786)	(525)
Dividend paid to non-controlling interest	-	(681)
Net cash used in financing activities	(740)	(556)

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(927)	798

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,825	10,611

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	61	19
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,959	$11,428

  MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (In Thousands, Except Per Share Values)
  (Unaudited)

A.  Overview

Micronet Enertec Technologies, Inc., a U.S. based Delaware corporation was formed on January 31, 2002.

We operate through two Israel-based companies, Enertec Systems 2001 Ltd, ("Enertec"), our wholly-owned subsidiary, and Micronet Ltd, ("Micronet") in which we hold 52.26% as of March 31, 2014 and controlled by us. (Collectively, “we,” “Micronet Enertec” or “the Company”).

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

B. UTA Financing

On July 12, 2011, the Company entered into a Note and Warrant Purchase Agreement with UTA Capital LLC, a Delaware limited liability company (“UTA”), (the “Purchase Agreement,”) pursuant to which UTA provided financing to Micronet Enertec on a secured basis. The Purchase Agreement was amended several times. The initial closing of the transactions contemplated by the Purchase Agreement took place on September 1, 2011 on which the Company issued to UTA a secured promissory note in the principal amount of $3,000 that matured  on March 1, 2014 (the “First Note”). The First Note bore interest at a rate of 8% per annum and the principal was due to be repaid in three equal principal payments of $1,000 on each of September 1, 2012, September 1, 2013 and March 1, 2014. In addition, the Company issued to UTA a warrant (the “First Warrant”) to purchase up to 476,113 shares of the Company’s Common Stock at an exercise price initially equal to $1.00 per share, representing 12% of the Company’s outstanding shares of Common Stock, on a fully diluted basis.  The First Warrant became exercisable on March 1, 2012 and was exercised in full in March 2013. The Company agreed to certain customary covenants in connection with the issuance of the First Warrant.

C.  Micronet Acquisition

On September 7, 2012, we, through our wholly-owned subsidiary Enertec Electronics Ltd., an Israeli corporation (“Enertec Electronics”), acquired from three Israeli individuals who collectively were the former controlling shareholders of Micronet (the “Sellers”), 47.5% of the issued and outstanding shares of Micronet (the “Acquisition”) pursuant to a stock purchase agreement (the “Agreement”). Pursuant to partial exercise of certain options granted to us under the Agreement and additional purchases of shares from former officers of Micronet, we currently own approximately 52.26% of the outstanding ordinary shares of Micronet, and we are the largest shareholder of Micronet and the legal controlling entity.

Pursuant to the terms of the Agreement, we acquired 8,256,000 ordinary shares of Micronet for 17,300 New Israeli Shekels (NIS) (approximately $4,300), divided pro rata among Sellers.  The Acquisition was financed based partly on our own resources and partly by means of a loan from UTA Capital LLC . The Agreement also includes two call options granted to Micronet Enertec (via Enertec Electronics) and a put option granted to Sellers. Pursuant to the initial call option, we were entitled to purchase from the Sellers, during the period beginning on the closing of the transaction and for 11 months thereafter, up to additional 996,000 ordinary shares of Micronet (5.49% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS (approximately $0.602 per share at March 31, 2014) per share as adjusted based on the Israeli consumers index. Under the second call option, we are entitled to purchase from the Sellers up to additional 1,200,000 ordinary shares of Micronet.

The second call option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 21-month anniversary of the closing of the transaction (6.62% of Micronet’s issued and outstanding shares) for a price of 2.1 NIS per share as adjusted based on the Israeli consumers index (approximately $0.602 per share at March 31, 2014) plus 25% of Micronet’s 2012 gross profit per share based on Micronet’s issued and outstanding shares as of December 31, 2012 up to a maximum of 18,850,000 shares, but in any event such price per share shall not exceed 3 NIS (approximately $0.860 per share at March 31, 2014).  Pursuant to the put option granted to the Sellers, the Sellers can cause the sale of up to an additional 1,000,002 ordinary shares constituting 5.73% of Micronet’s issued and outstanding shares for a price of 2.2 NIS per share (approximately $0.63 per share at March 31, 2014) as adjusted based on the Israeli customers index. The put option is in effect for the period that begins on the one-year anniversary of the closing of the transaction and ends on the 22-month anniversary of the closing of the transaction. Micronet’s results of operations and balance sheet have been included in our consolidated reports since September 7, 2012 (the “Closing Date”).

On November 14, 2012 and on May 28, 2013, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Agreement and acquired an additional 996,000 ordinary shares of Micronet for  total consideration of $558,000, increasing our ownership to 51% of the issued and outstanding shares of Micronet. On August 18, 2013, the Company purchased an additional 600,000 ordinary shares of Micronet for consideration of $676,000.  As a result, the company increased its holdings to 54.3% of the issued and outstanding shares of Micronet which were thereafter diluted on November 4, 2013 as a result of the exercise of certain options by Micronet officers.  We currently own approximately 52.26% of the issued and outstanding shares of Micronet.

C.  UTA Additional Financing

In connection with the Acquisition, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement (the “Amended Agreement”) with UTA dated September 7, 2012.  The Amended Agreement included mainly changes to the collateral obligations to secure the notes and the postponement of the first installment from September 2012 to December 2012. On September 7, 2012, the Company issued to UTA, pursuant to the Amended Agreement: (i)  a Second unsecured promissory note in the principal amount of $3,000, with an initial interest rate equal to 8% per annum, $1,500 of such amount was payable on May 15, 2013 (the “Second Note”), and the remaining balance due at the maturity date of April 1, 2014, and (ii) a second warrant (the “Second Warrant”) entitling UTA to purchase from the Company up to a total of 300,000 shares of the Company’s Common Stock at an exercise price initially equal to $1.30 per share, first exercisable during a period beginning six months from September 7, 2012, and ending 66 months from September 7, 2012.

On January 28, 2013, the Company and UTA amended the terms of the Amended Agreement and the First Note and Second Note to provide that any net proceeds of any equity financing by the Company or any of the Company’s subsidiaries will be applied as follows: (x) the first $4,000 may be retained by the Company or applied to reduce other obligations of the Company or any of the Company’s subsidiaries, and (y) 75% of the excess of such net proceeds over $4,000 may be retained by the Company or applied to reduce other obligations of the Company or any of the Company’s subsidiaries, and the remaining 25% shall be applied (A) first to the repayment of the First Note and (B) second, to the extent any proceeds remain, to the repayment of the Second Note.

On March 8, 2013, UTA fully exercised the Warrants and the Company issued an aggregate of 726,746 shares of Common Stock to UTA upon such exercise, which represented approximately 18.3% of the Company’s outstanding Common Stock as of March 14, 2013.

D. Public Offering

During the second quarter of 2013, the Company closed an underwritten public offering of 1,863,000 shares of Common Stock, and warrants to purchase 1,012,500 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The gross proceeds to the Company, including the underwriter’s exercise of its over-allotment option, were $9,324 before deduction of issuance costs of $1,921 payable by the Company. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively. The company analyzed the accounting treatment of the shares and warrants and classified them as equity according to the appropriate accounting guidance.

E. Repayment of UTA loans

In May 2013, the Company repaid certain of its debt to UTA pursuant to the First Note and Second Note in the total amount of $1,185. In June 2013, the Company repaid additional amounts of its debt to UTA pursuant to the First Note in the total amount of $282.  Also, On December 30, 2013, the Company and UTA entered into an amendment (the “Second Amendment”) to the Amended Agreement. Pursuant to the Second Amendment, among other things, the maturity date of the Second Note was extended to January 10, 2015 and the maturity date of the First Note was set to be December 30, 2013.  On December 30, 2013, the Company repaid to UTA an amount of $1,032, including repayment in full of the First Note, and subsequently, the final payment of the principal amount under the Second Note, originally due in May 2014 to the Purchaser in the amount of $1,000 was postponed to January 10, 2015.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Principles of consolidation

The consolidated financial statements comprise the results and position of the Company and its subsidiaries. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control ceases. Intercompany transactions and balances are eliminated upon consolidation.

Recent Accounting Pronouncements

New accounting standards that are applicable to the period

On January 1, 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). Under ASU 2013-05 when: a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets; or, control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The Company does not expect the adoption of ASU 2013-05 to have a material impact on its consolidated financial statements.

On January 1, 2014, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

New accounting standards issued and still not applicable for the period

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations in subtopic 205-20 as well as the related disclosures. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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

Financial assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013, are summarized below:

	Fair value measurements using input type
	March 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,959	$-	$-	$11,959
Marketable securities	6,964	-	-	6,964
Derivative asset - call option	-	532	-	532
	$18,923	$532	$-	$19,455

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,825	$-	$-	$12,825
Marketable securities	6,969	-	-	6,969
Derivative asset - call option	-	460	-	460
	$19,794	$460	$-	$20,254

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	March 31, 2014	December 31, 2013

Raw materials	$3,732	$3,814
Work in process	685	510

	$4,417	$4,324

NOTE 5 - CONCENTRATIONS

A significant portion of our annual revenues during the past two years was derived from few leading customers that are large-scale strategic Israeli defense groups (Raphael, Israeli Aerospace Industry). Following the Acquisition, PeopleNet Communications Corporation, which operates in the U.S. market, has been added as a major significant customer.

For the three months ended March 31, 2014, approximately 85.48% of our sales were from three major customers, compared to 85.4% from two major customers for the three months ended March 31, 2013.

NOTE 6 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. Following the Acquisition of Micronet, we have two operating segments: a defense and aerospace segment operated by Enertec Systems and a mobile resource management segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Three months ended March 31, 2014
	Defense and aerospace	Mobile resource management		Consolidated

Revenues from external customers	$2,232	$3,335		$5,567
Segment operating income	(82)	353	(1)	271
Unallocated expenses				239

Consolidated loss from operations				$32

	Year ended December 31, 2013
	Defense and aerospace	Mobile resource management		Consolidated

Revenues from external customers	$11,316	$24,255		$35,571
Segment operating income	733	5,916	(1)	6,649
Unallocated expenses				1,367

Consolidated loss from operations				$5,282

(1)	Excludes $93 of intangible assets amortization for the three months ended March 31, 2014 ($657 for the year ended December 31, 2013).

NOTE 7 – Subsequent Events

On May 6, 2014, Micronet entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Beijer Electronics Inc., a Utah corporation ("Seller"), for the consummation of a transaction (the “Transaction”) pursuant to which Micronet will acquire certain assets and liabilities of the Seller’s U.S. vehicle business and operations related to the supply of panels to various transportation segments (the “Vehicle Operations”). In consideration, Micronet has agreed (i) to pay a purchase price of $6,500 plus an additional amount of up to $1,300 for existing and future inventory to be finally determined at the closing of the transaction (the “Closing”) in accordance with the Asset Purchase Agreement, and (ii) to the assumption by Micronet at the Closing of certain liabilities of the Seller (the "Transaction"). The purchase will be financed partially from Micronet's own independent resources and partially through a bank. The Closing of the Transaction is subject to the satisfaction or waiver of certain closing conditions. Following the Closing, which is expected to occur by mid-June 2014, the Vehicle Operations will be owned by Micronet or its affiliate.  The Asset Purchase Agreement contains customary representations and warranties by the Seller and Micronet. Micronet and the Seller have agreed that $650 of the purchase price will be placed in escrow at the Closing as security for the Seller’s and Micronet’s indemnification and other potential obligations under the Asset Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

•	the expected closing of the acquisition of the Vehicle Operations of Beijer Electronics Inc.

•	demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

•	leveraging our experience and other assets we possess within Micronet to enhance Enertec’s offerings;

•	use of the proceeds from the public offering we consummated in April 2013;

•	levels of research and development costs in the future;

•	continuing control of at least a majority of Micronet's share capital;

•	our outlook for the coming months and future periods, including to our expectations regarding future revenue and expenses and capital needs; and

•	the sufficiency of our capital resources.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Readers are also urged to carefully review and consider the various disclosures we have made in that report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We operate through two Israeli-based subsidiaries, Enertec Systems 2001 Ltd, or Enertec, our wholly-owned subsidiary, and Micronet Ltd, or Micronet, in which we have a controlling interest. Enertec and Micronet develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet operates in the commercial Mobile Resource Management (MRM) market. It designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are designed to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. Its products provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver identification, hours working report, customer/organization working procedures and protocols, rout management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

Micronet’s customers consist primarily of Application Service Providers, and Solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end-users. Micronet customers are generally MRM solution and service providers, such as Trimble Navigation Limited (Trimble) that is its largest customer. Micronet products are used by customers in 20 countries; however, where most of its sales are in the United States.

We acquired control of Micronet in September 2012 (the "Acquisition") and currently own 52.26% of Micronet and 52% on a fully diluted basis.  Pursuant to our current strategy and business plans, it is our intention to continue to control at least a majority of the outstanding Micronet ordinary shares.

Enertec operates in the Defense and Aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and market technological needs and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force, Israeli Navy and by non-Israeli defense entities. Enertec’s largest two customers in 2013 and 2012 were the Israeli Aerospace Industries Ltd , and Rafael Advanced Defense Systems Ltd. , both of which are Israeli state-owned major defense developers and integrators of critical weapon systems. The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air).

On April 29, 2013 we closed an underwritten public offering of 1,863,000 shares of common stock including 243,000 shares of common stock issued pursuant to the exercise of the underwriter's  over allotment, and issued warrants to purchase 1,012,500 shares of common stock (including 121,500 over allotment option), at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable and expire in 2018. Our shares of common stock have been traded on NASDAQ since April 29, 2013.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (“GAAP)”, we provide additional financial metrics that are not prepared in accordance with GAAP (“non-GAAP”). Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in our business, as they exclude expenses and gains that are not reflective of our ongoing operating results. Management also believes that these non-GAAP financial measures provide useful information to investors in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.

The non-GAAP financial measures do not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Acquisition. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to the Acquisition. The amortization of acquired intangible assets are non-cash charges. We believe that such changes do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•
Amortization of UTA’s note discount and related expenses - These interest expenses are non-cash and are related to amortization of discount of the First Note and Second NoteSuch expenses do not reflect our on-going operations and most of them will be incurred up to the end of fiscal 2014.

•
Change in fair value of call options and warrants – The change in fair value of the call options relating to the Acquisition is recorded as interest expense. The change in fair value is derived primarily from Micronet’s share price and does not reflect our on-going operations.

•
Stock-based compensation  is share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to  our operational performance.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Three months ended March 31,
	2014	2013
GAAP net loss attributable to Micronet Enertec	$(332)	$(461)
Amortization of acquired intangible assets	93	378
Change in fair value of call options and warrants	(73)	298
Amortization of UTA’s note discount and related expenses	50	568
Stock-based compensation	6	-
I Income tax-effect of above non-GAAP adjustments	(14)	(57)
Total Non-GAAP net income (loss) attributable to Micronet Enertec	$(270)	$726

Non-GAAP net income (loss) per diluted share attributable to Micronet Enertec	$(0.05)	$0.18
Shares used in per share calculations	5,831,247	3,924,427
GAAP net loss per diluted share attributable to Micronet Enertec	$(0.06)	$(0.13)
Shares used in per share calculations	5,831,247	3,483,749

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues for the three months ended March 31, 2014 were $5,567,000, compared to $10,361,000 for the three months ended March 31, 2013. This represents a decrease of $4,794,000, or 46%, for the three months ended March 31, 2014. The decrease in revenue is primarily due to a decrease in Micronet’s revenues of $4,620,000. This decrease in revenues was mainly due to a decline of quantities and prices in orders from a major client.  Recently Micronet launched a new product line offering dual operating systems:  Android and Windows based systems.   Enertec revenues for the quarter ended March 31, 2014 were decreased by $174,000 or 7% compared to the previous quarter last year.

Our gross profit decreased by $1,595,000, to $2,052,000 and represents  37% of the revenues for the three months ended March 31, 2014  as compared to the gross profit of $3,647,000 which represented 35% of the revenues for the three months ended March 31, 2013. Micronet’s improvement in gross margin in the first quarter of 2014 compared to the previous period in 2013 was due the new product line and improvement in production efficiencies. Enertec also slightly improved its gross margin for the quarter compared to same quarter last year.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three months ended March 31, 2014 were $391,000, compared to $314,000 for the three months ended March 31, 2013. This represents an increase of $77,000, or 25%, for the three months ended March 31, 2013. The increase is primarily due to an increase of the sales team in the United States and travel expenses.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three months ended March 31, 2014 were $884,000  compared to $784,000 for the three months ended March 31, 2013. This represents an increase of $100,000, or 13%, for the three months ended March 31, 2014. The increase in the general and administrative costs is primarily due to expenses related to an addition in the Company’s officers.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three months ended March 31, 2014 were $744,000, compared to $709,000 for the three months ended March 31, 2013. This represents an increase of $35,000, or 5%, for the three months ended March 31, 2014. Micronet invests a larger portion of its income in R&D as compared to Enertec Systems accounted for $608,000 of research and development costs for the three months ended March 31, 2014, and $649,000 for the three months ended March 31, 2013.

Finance Expenses, net

Finance expenses net, for the three months ended March 31, 2014 was $46,000 compared to expenses of $1,131,000 for the three months ended March 31, 2013. This represents a decrease of $1,085,000, for the three months ended March 31, 2014. The decrease in finance expense in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to the change in the fair value of the put and call options and amortization of UTA’s note discount as detailed in the “Non-GAAP Financial Measures” above.

Net Income (Loss) from operations

Our net loss from operations for the period ended March 31, 2014 was $60,000, compared to net income from operations of $1,462,000 for the three months ended March 31, 2014. The decrease of $1,522,000 is mainly a result of decrease of Micronet revenues as described above.

Net Income (loss)

Our net loss attributable to Micronet Enertec was $332,000 in the period ended March 31, 2014, compared to net loss attributable to Micronet Enertec of $461,000 in the first quarter last year.  This represents a decrease in net loss of $129,000 as compared with last year.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and fundraising. The loans are divided into bank loans and a loan from the UTA.

As of March 31, 2014, our total cash and cash equivalents balance was $11,959,000 and our marketable securities amounted to $6,964,000. These balances, as compared to $12,825,000 and $6,969,000, respectively, as of December 31, 2013, reflect a decrease of $866,000 in cash and cash equivalents and of $5,000 in marketable securities. The decrease in cash is primarily as a result of a $800,000 dividend distributed in Micronet.

As of March 31, 2014, our total assets were $40,160,000 as compared to $42,829,000 at December 31, 2013. Our trade accounts receivable at March 31, 2014 were $11,454,000 as compared to $13,467,000 at December 31, 2013. The decrease is mainly due to a decrease in accounts receivables following the decrease in revenues.

As of March 31, 2014, our working capital was $24,592,000 as compared to $26,436,000 at December 31, 2013. The decrease in the working capital is due primarily to the decrease in trade accounts receivable following the decrease in revenues as described above.

As of March 31, 2014, our total debt was $8,437,000 as compared to $9,121,000 at December 31, 2013.

Our debt includes bank debt and a loan from UTA:

•
Our bank debt is composed of short-term loans amounting to $5,080,000 as of March 31, 2014 compared to $5,058,000 at December 31, 2013, and long-term loans amounting to $2,374,000 as of March 31, 2014 compared to $3,130,000 at December 31, 2013.  The short-term loans have maturity dates that started in  April 2014 and will end in February 2015 and have interest rates between Israeli prime (currently 2.25%) plus 0.7% to 2.75%.  The long-term loans have maturity dates between August 2016 and August 2018 and have interest rates between Israeli prime plus 1.25% to 2.75%.

•
Enertec Systems has covenanted under its bank loan that (i) its shareholder’s equity according to its financial statements will not be below 18 million NIS, and (ii) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet.  Enertec Systems has met all of its bank covenants. As of March 31, 2014, we were in compliance with all of the terms of our bank debt.

•	UTA loan is in the amount of $983,000 with an initial interest rate equal to 8% per annum and is due in one payment on January 10, 2015.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the organic and non-organic growth of our business. Among other activities, we plan to develop, manufacture and market larger-scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including but not limited to (i) the levels and costs of our research and development initiatives, (ii) the cost of hiring, train and certify  additional highly skilled professionals (mainly engineers and technicians), and maintaining our management including sales and marketing personnel to promote our products, and (iii) the cost and timing of the expansion of our development, manufacturing and marketing efforts.

On May 6, 2014, Micronet entered into an Asset Purchase Agreement with Beijer Electronics Inc., a Utah corporation ("Seller"), for the consummation of a transaction pursuant to which Micronet will acquire certain assets and liabilities of the Seller’s U.S. vehicle business and operations. The purchase will be financed partially from Micronet's own independent resources and partially through a bank.

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

The Company expects to pay $983,000 to UTA by January 2015 and $888,000 to banks at maturity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

Not applicable

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the period ended March 31, 2014. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*           Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: May 15, 2014	By:	/s/ David Lucatz

David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Tali Dinar

Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and(v) Notes to Condensed Consolidated Financial Statements.

*           Filed herewith.

**         Furnished herewith.