Form 10-Q
period 2014-06-30
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2014-08-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2014

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

Yes ☐ No ☒

As of August 14, 2014, there were 5,831,246 issued and outstanding shares of the Registrant’s Common Stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I - CONDENSED FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II - OTHER INFORMATION

Item 6.	Exhibits.	21

SIGNATURES	22

EXHIBIT INDEX	23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(USD In Thousands, Except Share and Par Value Data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,223	$12,825
Marketable securities	7,124	6,969
Trade accounts receivable, net	12,813	13,467
Inventories	6,509	4,324
Derivative asset - call options	-	460
Other account receivable	1,515	1,165
Total current assets	37,184	39,210

Property, and equipment, net	2,433	2,440
Intangible assets and others, net	5,180	1,076
Goodwill	1,466	-
Long term deposit	74	103
Total long term assets	9,153	3,619

Total assets	$46,337	$42,829

	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$8,700	$5,058
Current portion of long term notes, net of discount	989	-
Trade accounts payable	5,310	4,361
Other accounts payable	2,599	3,355
Total current liabilities	17,598	12,774

Long term loans from banks and others	5,492	3,130
Long term notes, net of discount	-	933
Finance lease	88	109
Accrued severance pay, net	125	172
Deferred tax liabilities, net	85	113
Total long term liabilities	5,790	4,457

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 100,000,000 shares authorized, 5,831,246 shares issued and outstanding as of June 30, 2014 and December 31, 2013	6	6
Additional paid in capital	7,486	8,053
Accumulated other comprehensive income	1,559	1,389
Retained earnings	6,817	8,423
Micronet Enertec Technologies, Inc. stockholders' equity	15,868	17,871

Non-controlling interests	7,081	7,727
Total equity	22,949	25,598
Total liabilities and equity	$46,337	$42,829

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(USD In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Revenues	$12,153	$18,132	$6,586	$7,771
Cost of revenues	8,244	11,618	4,729	4,903
Gross profit	3,909	6,514	1,857	2,868

Operating expenses:
Research and development	1,618	1,389	874	680
Selling and marketing	759	678	368	364
General and administrative	2,482	1,650	1,598	866
Amortization of intangible assets	251	471	158	93
Total operating expenses	5,110	4,188	2,998	2,003

Income (loss) from operations	(1,201)	2,326	(1,141)	865
Financial expenses, net	634	1,848	588	717

Income (loss) before provision for income taxes	(1,835)	478	(1,729)	148
Taxes on income	(37)	130	(116)	11

Net income (loss)	(1,798)	348	(1,613)	137
Net income (loss) attributable to non-controlling interests	(192)	1,037	(339)	364

Net loss attributable to Micronet Enertec Technologies, Inc.	(1,606)	(689)	(1,274)	(227)

Loss per share attributable to Micronet Enertec Technologies, Inc.
Basic and diluted	$(0.28)	$(0.18)	$(0.22)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	5,831,246	3,725,998	5,831,246	5,210,247

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(USD In Thousands)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(1,798)	$348	$(1,613)	$137
Other comprehensive income (loss), net of tax:
Currency translation adjustment	212	724	238	115
Total comprehensive income (loss)	(1,586)	1,072	(1,375)	252
Comprehensive income (loss) attributable to the non-controlling interests	149	(1,137)	220	(423)
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	$(1,735)	$(65)	$(1,595)	$(171)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,798)	$348

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	428	683
Change in value of marketable securities	41	(66)
Change in fair value of derivatives, net	308	193
Change in deferred taxes, net	(179)	(287)
Accrued interest on bank loans	127	211
Amortization of discount of long term notes, net	56	1,238
Stock based compensation	13	6

Changes in operating assets and liabilities:
Decrease (increase) in trade account receivables	800	(645)
Decrease (increase) in inventories	(725)	2,437
Decrease in accrued severance pay, net	(48)	(879)
Increase in other account receivables	(289)	(371)
Decrease (increase) in trade account payables	949	(1,720)
Decrease in other account payables	(1,072)	(1,012)
Net cash provided by (used in) operating activities	(1,389)	136

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(123)	(150)
Acquisition of business, net of cash acquired (Appendix A)	(6,896)	-
Acquisition of marketable securities	(196)	(105)
Net cash used in investing activities	(7,215)	(255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	-	(1,058)
Receipt of long term loans from banks	5,962	-
Issuance of note and warrants	-	8,671
Repayment of convertible note	-	(1,468)
Exercise of call option over noncontrolling interest	(925)	(312)
Dividend paid to non-controlling interest	-	(681)
Net cash provided by financing activities	5,037	5,152

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,567)	5,033

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,825	10,611

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	(35)	191
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,223	$15,835

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

Appendix A

Acquisition of business, net of cash acquired:

Inventory	$(1,360)
Property and equipment	(47)
Intangible assets	(4,232)
Goodwill	(1,466)
(7,105)
Liability to seller	209
Net cash provided by acquisition	$(6,896)

PART I - FINANCIAL INFORMATION

  MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (USD In Thousands, Except Per Share Values)
  (Unaudited)

NOTE 1 – GENERAL

A.  Overview

Micronet Enertec Technologies, Inc., a U.S. based Delaware corporation was formed on January 31, 2002 (Collectively, “we,” “Micronet Enertec” or the “Company”).

We operate through two Israel-based companies, Enertec Systems 2001 Ltd ("Enertec"), our wholly-owned subsidiary, and Micronet Ltd ("Micronet"), in which we currently hold 62.54% of the outstanding issued share capital and is therefore controlled by us.

Micronet is a publicly traded company on the Tel Aviv Stock Exchange and operates in the growing commercial Mobile Resource Management, or MRM market. Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Micronet’s customers consist primarily of application service providers and solution providers specializing in the MRM market.

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

B.  Micronet Acquisition

On September 7, 2012, we, through our wholly-owned subsidiary and holding company, Enertec Electronics Ltd, an Israeli corporation (“Enertec Electronics”), acquired from three Israeli individuals who collectively were the former controlling shareholders of Micronet (the “Sellers”), 47.5% of the issued and outstanding shares of Micronet (the “Acquisition”) pursuant to a stock purchase agreement (the “Agreement”).  As described below, pursuant to partial exercise of certain options granted to us under the Agreement and additional purchases of shares from former officers of Micronet, we currently own approximately 62.5% of the outstanding ordinary shares of Micronet. The Agreement also includes two call options granted to the Company (via Enertec Electronics) and a put option granted to Sellers.

On November 14, 2012 and on May 28, 2013, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Micronet acquisition Agreement and acquired an additional 996,000 ordinary shares of Micronet for  total consideration of $558, increasing its  ownership at such time to 51% of the issued and outstanding shares of Micronet. On August 18, 2013, the Company purchased an additional 600,000 ordinary shares of Micronet from a former executive of Micronet for consideration of $676 and as a result, increased its holdings at such date to 54.3% of the issued and outstanding shares of Micronet. These holdings were thereafter diluted on November 4, 2013 as a result of the exercise of certain options by Micronet officers.  On June 11, 2014, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Micronet acquisition Agreement and acquired 1,200,000 ordinary shares of Micronet for  total consideration of $925, increasing its ownership at such time to 58.6% of the issued and outstanding shares of Micronet. On July 6, 2014, the Company, via Enertec Electronics, acquired 736,341 shares of Micronet from Mr. Rafi Katz, Micronet's former Chief Executive Officer for consideration of $642. Following the completion of this last purchase, the Company increased its ownership in Micronet to 62.54% of the issued and outstanding shares of Micronet which reflects its holdings as of the date hereof.

C. Public Offering

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

D. Micronet Acquisition of Beijer US Vehicle Operations

On June 2, 2014, the Company through Micronet, its 62.54% subsidiary, completed the acquisition of certain assets and liabilities (the "Transaction") of Beijer Electronics Inc's. (the "Seller") U.S. vehicle business and operations related to the supply of panels to various transportation sectors (the "Vehicle Business"), pursuant to an Asset Purchase Agreement dated May 6, 2014 (the "Asset Purchase Agreement"). The total purchase price of the Transaction was $ 7,105 out of which $209 will be paid within 90 days following the closing subject to certain inventory adjustments and review. The Vehicle Business results of operations were included in our consolidated reports commencing on the closing date.

The Transaction was financed through, among others, a loan granted to Micronet pursuant to a loan agreement (the "Loan Agreement") entered between Micronet and the First International Bank of Israel (the "Bank" and the "Loan", respectively). Under the Loan Agreement, the Bank loaned Micronet $4,850 for the financing of the Transaction. Pursuant to the terms of the Loan Agreement, $2,425 of the Loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the Loan) (the "Long Term Portion"). The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the Loan in the amount of $2,425 bears interest at a quarterly adjustable rate of Prime plus 1.2 percent (3.45% percent as of the date of the Loan) (the "Short Term Portion"). The Short Term Portion is due and payable within one year from the date of the Loan, subject to renewal, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The Loan is secured mainly by a floating charge against Micronet's assets and a mortgage on a building owned by Micronet. The Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions.

The purchase consideration was allocated to the tangible assets and intangible assets acquired based on their estimated fair values. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $1,466, which is recognized as goodwill. Upon the purchase price allocation, and an amount of $1,680 was allocated to technology to be amortized over a 5-year period, an amount of $2,500 was allocated to estimated fair value of the customer relations intangible asset to be amortized over a 5-year period. The table below summarizes the estimates of the fair value of assets acquired at the purchase date.

Inventories	$1,360
Property and equipment	47
Identifiable intangible assets:
Customer relations	2,552
Core technology	1,680
Goodwill	1,466
Total assets acquired	$7,105

The contribution of the Vehicle Business results to our consolidated revenue net loss was $74 for the six months ended June 30, 2014. The transaction costs amounted to $290 and were charged mainly to general and administrative expenses.

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of the Vehicle Business for the periods shown as though the Transaction occurred as of the beginning of fiscal year 2013. The pro forma financial information for the periods presented includes the business combination accounting effects of the Transaction, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the Transaction had taken place at January 1, 2013. The unaudited pro forma financial information is as follows:

	Six Months Ended June 30,
	2014	2013
Total revenues	$16,542	$21,969
Net income (loss)	$(1,508)	$(949)
Basic earnings (losses) per share	$(0.26)	$(0.25)
Diluted earnings (losses) per share	$(0.26)	$(0.25)

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

New accounting standards that are applicable to the period

On January 1, 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). Under ASU 2013-05 when: a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets; or, control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The Company does not expect the adoption of ASU 2013-05 to have a material impact on its consolidated financial statements.

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

New accounting standards issued and still not applicable for the period

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205( and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this standard change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update will be effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company does not expect material impacts on the consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should apply the amendments in this ASU using one of the following two methods:
1. Retrospectively to each prior reporting period presented (along with some practical expedients);or
2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application.
The amendments in this ASU will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect material impacts on the consolidated financial statements upon adoption.

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

Financial assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013, are summarized below:

	Fair value measurements using input type
	June 30, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,223	$-	$-	$9,223
Marketable securities	7,124	-	-	7,124
Derivative liabilities - phantom option	-	(86)	-	(86)
	$16,347	$(86)	$-	$16,261

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,825	$-	$-	$12,825
Marketable securities	6,969	-	-	6,969
Derivative asset - call option	-	460	-	460
	$19,794	$460	$-	$20,254

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$5,786	$3,814
Work in process	723	510
	$6,509	$4,324

NOTE 5 – CONCENTRATION OF CREDIT RISK

A significant portion of our annual revenues during the past two years was derived from few leading customers that are large-scale strategic Israeli defense groups (Raphael, Israeli Aerospace Industry). Following the Acquisition, PeopleNet Communications Corporation, which operates in the U.S. market, has been added as a major significant customer.

For the three and six months ended June 30, 2014, approximately 59.33% and 66.68% of our sales were from two major customers, respectively, compared to 80.24% and 80.18% from two major customers for the three and six months ended June 30, 2013, respectively.

NOTE 6 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. Following the Acquisition of Micronet, we have two operating segments: a defense and aerospace segment operated by Enertec Systems and a mobile resource management segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Six months ended June 30, 2014
	Defense and aerospace	Mobile resource management	Consolidated

Revenues from external customers	$4,852	$7,301	$12,153
Segment operating loss	(6)	(332)	(338)
Unallocated expenses			(A) 863
Consolidated loss from operations			$(1,201)

	Six months ended June 30, 2013
	Defense and aerospace	Mobile resource management	Consolidated

Revenues from external customers	$5,242	$12,890	$18,132
Segment operating income	194	2,781	2,975
Unallocated expenses			(A) 649
Consolidated loss from operations			$2,326

(A)	Includes $251 of intangible assets amortization for the six months ended June 30, 2014 ($471 for the six months ended June 30, 2013).

NOTE 7 –SUBSEQUENT EVENTS

On July 6, 2014, the Company, via its wholly owned subsidiary Enertec Electronics acquired 736,341 shares of Micronet, a 58.6% owned subsidiary of the Company, constituting 3.91% of the issued and outstanding shares of Micronet from Mr. Rafi Katz, Micronet's former Chief Executive Officer. The Company paid in consideration for the purchased shares the amount of $642. Following the closing of this transaction, the Company increased its ownership in Micronet to 62.5% of the issued and outstanding shares of Micronet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

•	the integration of the Vehicle Business following the closing of the Transaction;

•	demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

•	leveraging our experience and other assets we possess within Micronet to enhance Enertec’s offerings;

•	use of the proceeds from the public offering we consummated in April 2013;

•	levels of research and development costs in the future;

•	continuing control of at least a majority of Micronet's share capital;

•	the organic and non-organic growth of our business;

•	our outlook for the coming months and future periods, including to our expectations regarding future revenue and expenses and capital needs;

•	our financing needs; and

•	the sufficiency of our capital resources.
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

Overview

We operate through two Israeli-based subsidiaries, Enertec Systems 2001 Ltd, or Enertec, our wholly-owned subsidiary, and Micronet Ltd, or Micronet, of which we currently own 62.54% of its outstanding share capital. Enertec and Micronet develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet operates in the commercial Mobile Resource Management, or MRM, market. It designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are designed to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. Its products provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver identification, hours working report, customer/organization working procedures and protocols, rout management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

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

Micronet Acquisition of Beijer US Vehicle Operations

On June 2, 2014, the Company through Micronet, its 62.54% subsidiary, completed the acquisition of certain assets and liabilities, or the Transaction, of Beijer Electronics Inc.'s, or the Seller, U.S. vehicle business and operations related to the supply of panels to various transportation sectors, or the Vehicle Business, pursuant to an Asset Purchase Agreement dated May 6, 2014, or the Asset Purchase Agreement. The total purchase price of the Transaction was $7.1 million out of which $209,000 will be paid within 90 days following the closing subject to certain inventory adjustments and review. The Vehicle Business results of operations were included in the Company's consolidated reports commencing on the closing date.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (“GAAP"), we provide additional financial metrics that are not prepared in accordance with GAAP (“non-GAAP”). Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Transaction. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to the Transaction and Acquisition. The amortization of acquired intangible assets are non-cash charges. We believe that such changes do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-Transaction operating results.

•
Amortization of note discount and related expenses - These interest expenses are non-cash and are related to amortization of discount of the UTA Capital LLC notes. Such expenses do not reflect our on-going operations and most of them will be incurred up to the end of fiscal 2014.

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

•
One time expenses relates to purchase of a business - These expenses are one time and relates directly to the purchase of the Vehicle business and consist mainly of legal and accounting fees, finders fees and travel expenses. We believe that these expenses do not reflect our operational performance. Therefore, we exclude them to provide investors with a consistent basis for comparing pre- and post-Business purchase operating results.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Six months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2014	2013
GAAP net loss attributable to Micronet Enertec	$(1,606)	$(689)
Amortization of acquired intangible assets	251	471
Change in fair value of call options and warrants	308	193
Amortization of note discount and related expenses	56	1,188
Stock-based compensation	13	6
One time expenses relates to purchase of a business	290	-
Income tax-effect of above non-GAAP adjustments	(28)	(71)
Total Non-GAAP net income (loss) attributable to Micronet Enertec	$(716)	$1,098

Non-GAAP net income (loss) per diluted share attributable to Micronet Enertec	$(0.12)	$0.29
Shares used in per share calculations	5,831,246	3,727,372
GAAP net income (loss) per diluted share attributable to Micronet Enertec	$(0.28)	$(0.18)
Shares used in per share calculations	5,831,246	3,725,998

	Three months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2014	2013
GAAP net loss attributable to Micronet Enertec	$(1,274)	$(227)
Amortization of acquired intangible assets	158	93
Change in fair value of call options and warrants	381	(105)
Amortization of note discount and related expenses	6	619
Stock-based compensation	7	6
One time expenses relates to purchase of a business	290	-
Income tax-effect of above non-GAAP adjustments	(14)	(14)
Total Non-GAAP net income (loss) attributable to Micronet Enertec	$(446)	$372

Non-GAAP net income (loss) per diluted share attributable to Micronet Enertec	$(0.08)	$0.07
Shares used in per share calculations	5,831,246	5,211,888
GAAP net loss per diluted share attributable to Micronet Enertec	$(0.22)	$(0.04)
Shares used in per share calculations	5,831,246	5,210,247

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Revenues for the three and six months ended June 30, 2014 were $6,586,000 and $12,153,000, respectively, compared to $7,771,000 and $18,132,000 for the three and six months ended June 30, 2013, respectively. This represents a decrease of $1,185,000 and $5,979,000, or 15% and 33%, for the three and six months ended June 30, 2014, respectively. The decrease in revenue is primarily due to a decrease in Micronet’s revenues of $966,000 and $5,589,000 for the three and six months ended June 30, 2014, respectively. This decrease in revenues was mainly due to a decline of quantities and prices in orders from a major client during the three and six months ended June 30, 2014. Enertec revenues decreased by $219,000 and  $390,000, or 4% and  7%, respectively, for the three and six months ended June 30, 2014, compared to the previous period last year.

Our gross profit decreased by $1,011,000 and $2,605,000, to $1,857,000 and $3,909,000, respectively, and represents 28% and 32% of the revenues for the three and six months ended June 30, 2014, respectively.  This is in comparison to gross profit of $2,868,000 and $6,514,000 which represented 37% and 36% of the revenues for the three and six months ended June 30, 2013, respectively.  Micronet’s gross profit decreased from 42% and  41% in the three and six months ended June 30, 2013 to 30% and 38% respectively for the same period in 2014, mainly due to a reduction of  prices to a major client. Enertec’s gross profit decreased from 28% and 23% in the three and six months ended June 30, 2013 to 25% and 23% respectively for the same period in 2014, mainly due to changes in product mix.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and six months ended June 30, 2014 were $368,000 and $759,000, respectively, compared to $364,000 and $678,000 for the three and six months ended June 30, 2013, respectively. This represents an increase of $4,000 and $81,000, or 1% and 12%, for the three and six months ended June 30, 2014, respectively. The increase is primarily due to enlarging our  sales team in the United States and travel expenses, as well as various expenses related to the acquisition of the Vehicle Business in the United States.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and six months ended June 30, 2014 were $1,598,000 and $2,482,000 respectively, compared to $866,000 and $1,650,000 for the three and six months ended June 30, 2013, respectively. This represents an increase of $732,000 and $832,000, or 85% and 50%, for the three and six months ended June 30, 2014, respectively. The increase in the general and administrative costs is primarily due to transaction costs related to the acquisition of the Vehicle Business in the United States amounting to  approximately $176,000 in the second quarter of 2014. The increase is also related to the initial consolidation of our United States operating subsidiary, or Micronet Inc's, results in the amount of approximately $178,000 for the quarter. In addition the increase in general and administrative expenses is also related to enlarging our management team and salary increases.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the three and six months ended June 30, 2014 were $874,000 and $1,618,000, respectively, compared to $680,000 and $1,389,000 for the three and six months ended June 30, 2013, respectively. This represents an increase of $194,000 and $229,000, or 28% and 16%, for the three and six months ended June 30, 2014, respectively. The increase for both the three and six months ended June 30, 2014 is  primarily due to investment of research and development costs in Micronet, including the recruitment of additional R&D employees and subcontractors as well as the development of new products. Micronet invests a larger portion of its income in R&D, which includes, enhancing its R&D team and product development capabilities, which represented $745,000 and $1,353,000 for the three and six months ended June 30, 2014, compared to $608,000 and $1,250,000 for the three and six months ended June 30, 2013, respectively, out of total R&D costs in the Company.

Net Income (Loss) from operations

Our net loss from operations for the three and six month ended June 30, 2014 was $1,141,000 and $1,201,000, respectively, compared to net income from operations of $865,000 and $2,326,000 for the three and six months ended June 30, 2013, respectively. The decreases in income of $2,006,000 and $3,527,000, were mainly a result of decrease of Micronet revenues as described above.

Finance Expenses, net

Finance expenses net, for the three and six months ended June 30, 2014 were $588,000 and $634,000 respectively, compared to expenses of $717,000 and $1,848,000 for the three and six months ended June 30, 2013, respectively. This represents a decrease of $129,000 and $1,214,000, for the three and six months ended June 30, 2014, respectively. The decrease in finance expense in the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was primarily due to amortization of note discount related to UTA Capital LLC following repayment of the note during the first six months of 2013 as mentioned in the “Non-GAAP Financial Measures” above.

Net Income (loss)

Our net loss was $1,274,000 and $1,606,000 in the three and six month ended June 30, 2014, respectively, compared to net loss  of $227,000 and $ 689,000 in the three and six months ended June 30, 2013, respectively. This represents an increase  in net loss of $1,047,000 and $917,000 as compared with last period.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and fundraising. The loans are divided into bank loans and a loan from UTA Capital LLC ("UTA"), as described below.

As of June 30, 2014, our total cash and cash equivalents balance was $9,223,000 and our marketable securities amounted to $7,124,000. These balances, as compared to $12,825,000 and $6,969,000, respectively, as of December 31, 2013, reflect a decrease of $3,602,000 in cash and cash equivalents and an increase of $155,000 in marketable securities. The decrease in cash is primarily a result of the Transaction and the purchase of the Vehicle Business for a purchase price of $7,105,000, of which $2,046,000 was paid in cash and $4,850,000 was financed by a bank loan.

The Transaction was financed through, among others, a loan granted to Micronet pursuant to a loan agreement, or the Loan Agreement, entered between Micronet and the First International Bank of Israel, or the Bank and the Loan respectively. Under the Loan, the Bank loaned Micronet $4.85 million for the financing of the Transaction. Pursuant to the terms of the Loan Agreement, $2.425 million of the Loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the Loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the Loan in the amount of $2.425 million bears interest at a quarterly adjustable rate of Prime plus 1.2 percent (3.45% percent as of the date of the Loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the Loan, subject to renewal, and the interest on the Short Term Portion is due and payable every quarter on August 29, 2014. The Loan is secured mainly by a floating charge against Micronet's assets and a mortgage on a building owned by Micronet. The Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions.

On June 17, 2014, Enertec entered into a loan agreement, or the Mercantile Loan Agreement, with Mercantile Discount Bank Ltd., or Mercantile Bank, pursuant to which Mercantile Bank agreed to loan the Company approximately $3,631,000 on certain terms and conditions, the Mercantile Loan. The proceeds of the Mercantile Loan were used by the Company: i) to refinance previous loans granted to the Company in the amount of approximately $1,333,000; ii) to complete the purchase by the Company, via Enertec, of 1.2 million shares of Micronet constituting 6.3% of the issued and outstanding shares of Micronet; and iii) for working capital and general corporate purposes.

Pursuant to the terms of the Mercantile Loan Agreement, approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45 percent (4.745% percent as of the date of the Mercantile Loan), or the Mercantile Long Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The balance of the Mercantile Loan in the amount of approximately $581,000 bears interest of Prime plus 1.8%  percent (4.05% percent as of June 30, 2014), or the Mercantile Short Term Loan. The Mercantile Short Term Loan is an on demand loan.  As of June 30, 2014 this short term loan was not taken. The Mercantile Loan is secured mainly by i) a negative pledge on Enertec's assets, (ii) a pledge of Enertec's financial deposits which shall be equal to 25% of Enertec's outstanding credit balance, and (iii) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions.

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company's shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million new Israeli shekels or NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed 3 million NIS. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed 2 million NIS. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares.

As of June 30, 2014, our total assets were $46,337,000 as compared to $42,829,000 at December 31, 2013. Our trade accounts receivable at June 30, 2014 were $12,813,000 as compared to $13,467,000 at December 31, 2013. The decrease is mainly due to a decrease in accounts receivables following the decrease in revenues and decrease in cash and cash equivalents as mentioned above.

As of June 30, 2014, our working capital was $19,586,000 as compared to $26,436,000 at December 31, 2013. The decrease in working capital is due primarily to the decrease in trade accounts receivable following the decrease in revenues as described above, and the decrease in cash and cash equivalents.

As of June 30, 2014, our total debt was $15,181,000 as compared to $9,121,000 at December 31, 2013.
This represents an increase of $6,060,000 in our total debt mainly due to the acquisition of the Vehicle Business.

Our debt includes bank debt and a loan from UTA:

•
Our bank debt is composed of short-term loans to Enertec Electronics and Micronet amounting to $8,700,000 as of June 30, 2014 compared to $5,058,000 at December 31, 2013, and long-term loans amounting to $5,492,000 as of June 30, 2014 compared to $3,130,000 at December 31, 2013.  The short-term loans have interest rates between Israeli prime (currently 2%) plus 0.7% to 3.75%.  The long-term loans have maturity dates between May 2017 and July 2019 and have interest rates between Israeli prime plus 1.25% to 3.75%.

•
Enertec has covenanted under its bank loan, mainly that (i) its shareholder’s equity according to its financial statements will not be below 17 million NIS, and (ii) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec Systems has met all of its bank covenants as of June 30, 2014, except for one financial covenant pursuant to a loan agreement dated  June 13, 2013, with a bank in Israel. The Comp any is currently negotiating with the bank an  amendment of the financial covenant and expects to reach an agreement in the next coming quarter. The Company estimates that its current non compliance with the covenant will not have any material adverse effect on its business and results of operations.

•	Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets.
•
In addition, Micronet has undertaken under its bank loan documents the following financial covenants mainly: (i) a cash balance of not less than 15 million NIS; (ii) a minimum equity of 30 million NIS and (iii) total solvency ratio of not less than 30%.

•	UTA loan is in the amount of $989,000 with an initial interest rate equal to 8% per annum and is due in one payment on January 10, 2015.
On April 29, 2013 we closed an underwritten public offering of 1,863,000 shares of common stock, including 243,000 shares of common stock issued pursuant to the exercise of the underwriter's  over allotment option and issued warrants to purchase 1,012,500 shares of common stock (including 121,500 pursuant to the over allotment option), at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable and expire in 2018.

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

The Company expects to pay $989,000 to UTA by January 2015 and $3,632,000 to banks at maturity using its cash flow from operations or additional debt or equity financings (including sales of common stock under the Company's shelf registration statement).

On June 13, 2014 the Company filed a Form S-3 registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, the Company filed a prospectus pursuant to which the Company may, from time to time, sell common stock in one or more offerings up to a total dollar amount of $30 million. The S-3 registration statement was declared effective on August 4, 2014.

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, we believe that we may need to raise additional funds before we have cash flow from operations if we want to  materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures. However, we may undertake additional debt or equity financings (including sales of common stock under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2014. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated May 6, 2014 between Micronet Ltd and Beijer Electronics Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Post-Effective Amendment no. 1 to its Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on June 12, 2014).

3.1
Composite Copy of the Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company's Post-Effective Amendment no. 1 to its Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on June 12, 2014).

3.2
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: August 14, 2014	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated May 6, 2014 between Micronet Ltd and Beijer Electronics Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Post-Effective Amendment no. 1 to its Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on June 12, 2014).

3.1
Composite Copy of the Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company's Post-Effective Amendment no. 1 to its Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on June 12, 2014).

3.2
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith