Form 10-Q
period 2014-09-30
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2014-11-06
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2014

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

Yes ☐ No ☒

As of November 6, 2014, there were 5,831,246 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I - CONDENSED FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II - OTHER INFORMATION

Item 6.	Exhibits.	24

SIGNATURES	25

EXHIBIT INDEX	26

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(USD In Thousands, Except Share and Par Value Data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,864	$12,825
Marketable securities	6,617	6,969
Trade accounts receivable, net	15,528	13,467
Inventories	7,239	4,324
Derivative asset - call options	-	460
Other account receivable	1,338	1,165
Total current assets	37,586	39,210

Property, and equipment, net	2,113	2,440
Intangible assets and others, net	4,736	1,076
Goodwill	1,466	-
Long term deposit	51	103
Total long term assets	8,366	3,619

Total assets	$45,952	$42,829

	September 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$8,898	$5,058
Current portion of long term notes, net of discount	994	-
Trade accounts payable	7,656	4,361
Other accounts payable	2,673	3,355
Total current liabilities	20,221	12,774

Long term loans from banks and others	4,346	3,130
Long term notes, net of discount	-	933
Finance lease	71	109
Accrued severance pay, net	67	172
Deferred tax liabilities, net	71	113
Total long term liabilities	4,555	4,457

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 100,000,000 shares authorized, 5,831,246 shares issued and outstanding as of September 30, 2014 and December 31, 2013	6	6
Additional paid in capital	7,122	8,053
Accumulated other comprehensive income	1,221	1,389
Retained earnings	6,312	8,423
Micronet Enertec Technologies, Inc. stockholders' equity	14,661	17,871

Non-controlling interests	6,515	7,727
Total equity	21,176	25,598
Total liabilities and equity	$45,952	$42,829

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(USD In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Revenues	$23,568	$26,088	$11,415	$7,956
Cost of revenues	16,790	15,984	8,546	4,366
Gross profit	6,778	10,104	2,869	3,590
Operating expenses:
Research and development	2,164	2,144	546	755
Selling and marketing	1,209	954	449	276
General and administrative	4,219	2,873	1,738	1,223
Amortization of intangible assets	557	564	306	93
Total operating expenses	8,149	6,535	3,039	2,347

Income (loss) from operations	(1,371)	3,569	(170)	1,243
Financial expenses, net	(811)	(2,119)	(178)	(271)
Income (loss) before provision for income taxes	(2,182)	1,450	(348)	972
Taxes on income	9	298	46	168
Net income (loss)	(2,191)	1,152	(394)	804
Net income (loss) attributable to non-controlling interests	(80)	1,763	112	726
Net Income (loss) attributable to Micronet Enertec Technologies, Inc.	$(2,111)	$(611)	$(506)	$78

Loss (earnings) per share attributable to Micronet Enertec Technologies, Inc.
Basic and diluted	$(0.36)	$(0.13)	$(0.09)	$0.01

Weighted average common shares outstanding:
Basic and diluted	5,831,246	4,841,747	5,831,246	5,831,246

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(USD In Thousands)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(2,191)	$1,152	$(394)	$804
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(527)	1,122	(739)	398
Total comprehensive income (loss)	(2,718)	2,274	(1,133)	1,202
Comprehensive income (loss) attributable to the non-controlling interests	(439)	2,058	(290)	921
Comprehensive income (loss) attributable to Micronet Enertec Technologies, Inc.	$(2,279)	$216	$(843)	$281

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,191)	$1,152

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,102	801
Change in value of marketable securities	458	(292)
Change in fair value of derivatives, net	296	247
Change in deferred taxes, net	(105)	(187)
Accrued interest and exchange differences on bank loans	(184)	240
Amortization of discount of long term notes, net	61	1,441
Stock based compensation	19	13

Changes in operating assets and liabilities:
Increase in trade account receivables	(2,146)	(340)
Decrease (increase) in inventories	(1,615)	1,944
Decrease in accrued severance pay, net	(106)	(882)
Increase in other account receivables	(63)	(450)
Increase (decrease) in trade account payables	3,295	(1,183)
Decrease in other account payables	(791)	(1,422)
Net cash provided by (used in) operating activities	$(1,970)	$1,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(153)	(259)
Acquisition of business, net of cash acquired (Appendix A)	(7,105)	-
Acquisition of marketable securities	(106)	(3,113)
Net cash used in investing activities	$(7,364)	$(3,372)

  MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (USD In Thousands)
  (Unaudited)

	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$3,176	$4,661
Receipt of long term loans from banks	4,520	-
Repayment of long term loans	(2,370)	(4,689)
Repayment of long term note	-	(1,718)
Issuance of shares and warrants	-	8,669
Acquisition of non-controlling interest	(646)	(676)
Exercise of call option over non-controlling interest	(925)	(312)
Dividend paid to non-controlling interest	-	(681)
Net cash provided by financing activities	$3,755	$5,254

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,579)	2,964

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,825	10,611

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	(382)	164
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,864	$13,739

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

Appendix A

Acquisition of business, net of cash acquired:

Inventory	$(1,360)
Property and equipment	(47)
Intangible assets	(4,232)
Goodwill	(1,466)
Total	$(7,105)

  MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On November 14, 2012 and on May 28, 2013, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Agreement and acquired an additional 996,000 ordinary shares of Micronet for  total consideration of $558, increasing its  ownership at such time to 51% of the issued and outstanding shares of Micronet. On August 18, 2013, the Company purchased an additional 600,000 ordinary shares of Micronet from a former executive of Micronet for consideration of $676 and as a result, increased its holdings at such date to 54.3% of the issued and outstanding shares of Micronet. These holdings were thereafter diluted on November 4, 2013 as a result of the exercise of certain options by Micronet officers.  On June 11, 2014, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Agreement and acquired 1,200,000 ordinary shares of Micronet for  total consideration of $925, increasing its ownership at such time to 58.6% of the issued and outstanding shares of Micronet. On July 6, 2014, the Company, via Enertec Electronics, acquired 736,341 shares of Micronet from Mr. Rafi Katz, Micronet's former Chief Executive Officer for consideration of $642. Following the completion of this last purchase, the Company increased its ownership in Micronet to 62.54% of the issued and outstanding shares of Micronet which reflects its holdings as of the date hereof.

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

D. Micronet Acquisition of Beijer US Vehicle Operations

On June 2, 2014, the Company through Micronet, its 62.54% subsidiary, completed the acquisition of certain assets and liabilities (the "Transaction") of Beijer Electronics Inc's. (the "Seller") U.S. vehicle business and operations related to the supply of panels to various transportation sectors (the "Vehicle Business"). The total purchase price of the Transaction was $ 7,105 out of which $209 was paid within 90 days following the closing subject to certain inventory adjustments and review. The Vehicle Business results of operations were included in our consolidated reports commencing on the closing date.

The Transaction was financed through, among others, a loan granted to Micronet pursuant to a loan agreement (the "Loan Agreement") entered between Micronet and the First International Bank of Israel (the "Bank" and the "Loan", respectively). Under the Loan Agreement, the Bank loaned Micronet $4,850 for the financing of the Transaction. Pursuant to the terms of the Loan Agreement, $2,425 of the Loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the Loan) (the "Long Term Portion"). The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2,425 bears interest at a variably rate adjustable rate of Prime plus 1.2 percent (3.45% percent as of the date of the Loan) (the "Short Term Portion"). The Short Term Portion is due and payable within one year from the date of the Loan, subject to renewal, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The Loan is secured mainly by a floating charge against Micronet's assets and a mortgage on a building owned by Micronet. The Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions.

The purchase consideration was allocated to the tangible assets and intangible assets acquired based on their estimated fair values. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $1,466, which is recognized as goodwill. Upon the purchase price allocation, an amount of $1,680 was allocated to technology to be amortized over a 5-year period, an amount of $2,500 was allocated to estimated fair value of the customer relations intangible asset to be amortized over a 5-year period. The table below summarizes the estimates of the fair value of assets acquired at the purchase date.

Inventories	$1,360
Property and equipment	47
Identifiable intangible assets:
Customer relations	2,552
Core technology	1,680
Goodwill	1,466
Total assets acquired	$7,105

The contribution of the Vehicle Business results to our consolidated income was $670 for the four months ended September 30, 2014. The transaction costs amounted to $369 and were charged mainly to general and administrative expenses.

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

	Nine Months Ended September 30,
	2014	2013
Total revenues	$27,957	$32,260
Net income (loss)	$(1,937)	$(993)
Basic earnings (losses) per share	$(0.33)	$(0.17)
Diluted earnings (losses) per share	$(0.33)	$(0.17)

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

New accounting standards that are applicable to the period

On March 5, 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). Under ASU 2013-05 when a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets; or, control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The adoption of ASU 2013-05 does not have a material impact on the companies consolidated financial statements.

In July, 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carry forward or a tax credit carry forward exists. The adoption of ASU 2013-11 does not have a material impact on the Company's consolidated financial statements.

New accounting standards issued and still not applicable for the period

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this standard change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update will be effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company does not expect material impacts on the consolidated financial statements upon adoption.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede the most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is that an entity should recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the impact of the amended guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early application is permitted. The Company does not expect material impacts on the consolidated financial statements upon adoption.

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

Financial assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013, are summarized below:

	Fair value measurements using input type
	September 30, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$6,864	$-	$-	$6,864
Marketable securities	6,617	-	-	6,617
Derivative liabilities - phantom option	-	(74)	-	(74)
Foreign currency derivatives, net	-	(87)	-	(87)
	$13,481	$(161)	$-	$13,320

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,825	$-	$-	$12,825
Marketable securities	6,969	-	-	6,969
Derivative asset - call option	-	460	-	460
Foreign currency derivatives, net	-	55	-	55
	$19,794	$515	$-	$20,309

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	September 30, 2014	December 31, 2013

Raw materials	$6,387	$3,814
Work in process	852	510
	$7,239	$4,324

NOTE 5 – CONCENTRATION OF CREDIT RISK

A significant portion of our annual revenues during the past two years was derived from few leading customers that are large-scale strategic customers.

For the three and nine months ended September 30, 2014, approximately 64.95% and 69.26% of our sales were from four major customers, respectively, compared to 85.61% and 86.01% from three  major customers for the three and nine months ended September 30, 2013, respectively.

NOTE 6 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. Following the Acquisition of Micronet, we have two operating segments: a defense and aerospace segment operated by Enertec Systems and a mobile resource management segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Nine months ended September 30, 2014
	Defense and aerospace	Mobile resource management	Consolidated

Revenues from external customers	$8,022	$15,546	$23,568
Segment operating income (loss)	131	136	267
Unallocated expenses			(A) 1,638
Consolidated loss from operations			$(1,371)

	Nine months ended September 30, 2013
	Defense and aerospace	Mobile resource management	Consolidated

Revenues from external customers	$7,245	$18,843	$26,088
Segment operating income	198	4,505	4,703
Unallocated expenses			(A) 1,134
Consolidated loss from operations			$3,569

(A)
Includes $557 and $564 of intangible assets amortization for the nine months ended September 30, 2014 and 2013, respectively, and $196 depreciation of inventory gross up for the nine months ended September 30, 2014.

NOTE 7 –SUBSEQUENT EVENTS

On October 3, 2014, the Company filed with the Delaware Secretary of State a Certificate of Amendment to amend Article IV of its Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of Common Stock from 100,000,000 to 25,000,000.

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

Overview

We operate through two Israeli-based subsidiaries, Enertec Systems 2001 Ltd, or Enertec, our wholly-owned subsidiary, and Micronet Ltd, or Micronet, of which we currently own 62.54% of its outstanding share capital. Enertec and Micronet develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Enertec's products, solutions and services are designed to perform in severe environments and battlefield conditions.

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

Micronet Acquisition of Beijer US Vehicle Operations

On June 2, 2014, the Company through Micronet, its 62.54% subsidiary, completed the acquisition of certain assets and liabilities, or the Transaction, of Beijer Electronics Inc.'s, or the Seller, U.S. vehicle business and operations related to the supply of panels to various transportation sectors, or the Vehicle Business. The total purchase price of the Transaction was $7.1 million out of which $209,000 was paid within 90 days following the closing subject to certain inventory adjustments and review. The Vehicle Business results of operations were included in the Company's consolidated reports commencing on the closing date.

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

•
Amortization of note discount and related expenses - These interest expenses are non-cash and are related to amortization of discount of the UTA Capital LLC notes, described below under “Liquidity and Capital Resources”. Such expenses do not reflect our on-going operations and most of them will be incurred up to the end of fiscal 2014.

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

•
Expenses related to the purchase of a business - These expenses relate directly to the purchase of the Vehicle Business and consist mainly of legal and accounting fees, finder’s fees and travel expenses. We believe that these expenses do not reflect our operational performance. Therefore, we exclude them to provide investors with a consistent basis for comparing pre- and post-Vehicle Business purchase operating results.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Nine months ended September 30,
	(Dollars in Thousands, other than share and per share amounts)
	2014	2013
GAAP net loss attributable to Micronet Enertec Technologies, Inc.	$(2,111)	$(611)
Amortization of acquired intangible assets	557	564
Change in fair value of call options and warrants	307	248
Amortization of note discount and related expenses	61	1,342
Stock-based compensation	19	13
Expenses related to the purchase of a business	369	-
Income tax-effect of above non-GAAP adjustments	(42)	(85)
Total Non-GAAP net income (loss) attributable to Micronet Enertec Technologies, Inc.	$(840)	$1,471
Non-GAAP net income (loss) per diluted share attributable to Micronet Enertec Technologies, Inc.	(0.14)	0.3
Shares used in per share calculations	5,831,246	4,979,565
GAAP net income (loss) per diluted share attributable to Micronet Enertec Technologies, Inc.	(0.36)	(0.13)
Shares used in per share calculations	5,831,246	4,841,747

	Three months ended September 30,
	(Dollars in Thousands, other than share and per share amounts)
	2014	2013
GAAP net loss attributable to Micronet Enertec Technologies, Inc.	$(506)	$78
Amortization of acquired intangible assets	306	93
Change in fair value of call options and warrants	-	55
Amortization of note discount and related expenses	6	154
Stock-based compensation	6	7
Expenses related to the purchase of a business	79	-
Income tax-effect of above non-GAAP adjustments	(14)	(14)
Total Non-GAAP net income (loss) attributable to Micronet Enertec Technologies, Inc.	$(123)	$373
Non-GAAP net income (loss) per diluted share attributable to Micronet Enertec Technologies, Inc.	0.02	0.06
Shares used in per share calculations	5,831,246	5,831,246
GAAP net income (loss) per diluted share attributable to Micronet Enertec Technologies, Inc.	(0.09)	0.01
Shares used in per share calculations	5,831,246	5,831,246

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Revenues for the three and nine months ended September 30, 2014 were $11,415,000 and $23,568,000, respectively, compared to $7,956,000 and $26,088,000 for the three and nine months ended September 30, 2013, respectively. This represents an increase of $3,459,000 and a decrease of $2,520,000, or an increase of 43% and a decrease of 10%, for the three and nine months ended September 30, 2014, respectively. The increase in revenues for the three months ended September 30, 2014, is primarily due to an increase in the U.S. subsidiary, Micronet Inc's revenues of $5,220,000 as a result of the acquisition of the U.S. Vehicle Business. The decrease in revenues for the nine months ended September 30, 2014 is primarily due to a decrease in Micronet’s revenues mainly due to a decline of quantities and prices in orders from a major client during the three and nine months ended September 30, 2014. Enertec's revenues increased by $1,166,000 and $777,000, or 58% and 11%, respectively, for the three and nine months ended September 30, 2014, compared to the previous period last year.

Total revenues related to the aerospace and defense segment for the three and nine months ended September 30, 2014 were $3,170,000 and $8,022,000, respectively. Total revenues related to the MRM segment for the three and nine months ended September 30, 2014 were $8,245,000 and $15,546,000, respectively.

Gross profit decreased by $721,000 and $3,326,000, to $2,869,000 and $6,778,000, respectively, and represents 25% and 29% of the revenues for the three and nine months ended September 30, 2014, respectively.  This is in comparison to gross profit of $3,590,000 and $10,104,000 which represented 45% and 39% of the revenues for the three and nine months ended September 30, 2013, respectively.  Micronet’s gross profit decreased from 51% and 44% in the three and nine months ended September 30, 2013 to 26% and 32%, respectively, for the same period in 2014, mainly due to a reduction of unit volumes and prices to a major client. Enertec’s gross profit decreased from 29% and 25% in the three and nine months ended September 30, 2013 to 22% and 23%, respectively, for the same period in 2014, mainly due to changes in product mix. The contribution of the U.S. Vehicle Business to our gross profit was $1,796,000 for the four months ended September 30, 2014.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and nine months ended September 30, 2014 were $449,000 and $1,209,000, respectively, compared to $276,000 and $954,000 for the three and nine months ended September 30, 2013, respectively. This represents an increase of $173,000 and $255,000, or 63% and 27%, for the three and nine months ended September 30, 2014, respectively. The increases are primarily due to enlarging the sales team of our MRM operation in the United States and travel expenses, as well as marketing expenses and initial consolidation of the U.S. Vehicle Business.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and nine months ended September 30, 2014 were $1,738,000 and $4,219,000, respectively, compared to $1,223,000 and $2,873,000 for the three and nine months ended September 30, 2013, respectively. This represents an increase of $515,000 and $1,346,000, or 42% and 47%, for the three and nine months ended September 30, 2014, respectively. The increases are mainly due to approximately $206,000 and $462,000 initial consolidation of the U.S. Vehicle Business for the three and nine months ended September 30,2014, respectively, doubtful debt expenses of Micronet of  $496,000 for the three and nine months ended September 30, 2014, and  approximately $38,000 and $215,000 expenses attributed to the Acquisition for the three and nine months ended September 30, 2014, respectively.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs which include mainly wages,  materials and sub-contractors for the three and nine months ended September 30, 2014 were $546,000 and $2,164,000, respectively, compared to $755,000 and $2,144,000 for the three and nine months ended September 30, 2013, respectively. This represents a decrease of $209,000 and an increase of $20,000, or a decrease of 27% and an increase of 1%, for the three and nine months ended September 30, 2014, respectively. The decrease for the three months ended September 30, 2014 is primarily due to grants received from the Israel Office of Chief Scientist by Micronet. Micronet invests a large portion of its income in research and development, which includes research and development personnel, sub-contractors and product development, which represented $415,000 and $1,768,000 for the three and nine months ended September 30, 2014, respectively, compared to $683,000 and $1,933,000 for the three and nine months ended September 30, 2013, respectively, out of total research and development costs of the Company.

During 2013, Micronet participated in programs sponsored by the Israeli Government for the support of research and development activities. Through the nine months ended September 30, 2014, the Company had obtained grants from the Office of the Chief Scientist, or OCS, in the amount of approximately $289,000 and $437,000, for the three and nine months ended September 30, 2014, respectively for certain of its research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received, linked to the Libor interest rate.

Net Income (Loss) from operations

Our net loss from operations for the three and nine months ended September 30, 2014 was $170,000 and $1,371,000, respectively, compared to net income from operations of $1,243,000 and $3,569,000 for the three and nine months ended September 30, 2013, respectively. The decreases are mainly a result of the decreases in gross profit and increases in operating expenses as described above.

Finance Expenses, net

Finance expenses net, for the three and nine months ended September 30, 2014 were $178,000 and $811,000, respectively, compared to expenses of $271,000 and $2,119,000 for the three and nine months ended September 30, 2013, respectively. This represents a decrease of $93,000 and $1,308,000, for the three and nine months ended September 30, 2014, respectively. The decrease in finance expense in the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 was primarily due to decreases in amortization of note discount related to UTA Capital LLC, or UTA, following a partial repayment of the note in the amount of $1,467,000 during the first nine months of 2013.

Net Income (loss) attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec Technologies, Inc. was $506,000 and $2,111,000 in the three and nine months ended September 30, 2014, respectively, compared to net income of $78,000 and net loss of $ 611,000 in the three and nine months ended September 30, 2013, respectively. This represents an increase in net loss of $584,000 and $1,500,000 as compared with the last period.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and fundraising. The loans are divided into bank loans and a loan from UTA, as described below.

As of September 30, 2014, our total cash and cash equivalents balance was $6,864,000 and our marketable securities amounted to $6,617,000. These balances, as compared to $12,825,000 and $6,969,000, respectively, as of December 31, 2013, reflect a decrease of $5,961,000 in cash and cash equivalents and a decrease of $352,000 in marketable securities. The main reason for the decrease in cash is a $2,300,000 cash payment for the Vehicle Business acquisition.

The Transaction was financed through, among others, a loan granted to Micronet pursuant to a loan agreement, or the Loan Agreement, entered between Micronet and the First International Bank of Israel, or the Bank and the Loan, respectively. Under the Loan, the Bank loaned Micronet $4.85 million for the financing of the Transaction. Pursuant to the terms of the Loan Agreement, $2.425 million of the Loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the Loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the Loan in the amount of $2.425 million bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the Loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the Loan, and the interest on the Short Term Portion is due and payable every quarter on August 29, 2014. The Loan is secured mainly by a floating charge against Micronet's assets and a mortgage on a building owned by Micronet. The Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions.

On June 17, 2014, Enertec entered into a loan agreement, or the Mercantile Loan Agreement, with Mercantile Discount Bank Ltd., or Mercantile Bank, pursuant to which Mercantile Bank agreed to loan the Company approximately $3,631,000 on certain terms and conditions, or the Mercantile Loan. The proceeds of the Mercantile Loan were used by the Company: i) to refinance previous loans granted to the Company in the amount of approximately $1,333,000; ii) to complete the purchase by the Company, via Enertec, of 1.2 million shares of Micronet constituting 6.3% of the issued and outstanding shares of Micronet; and iii) for working capital and general corporate purposes.

Pursuant to the terms of the Mercantile Loan Agreement, approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45 percent (4.745% percent as of the date of the Mercantile Loan), or the Mercantile Long Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The balance of the Mercantile Loan in the amount of approximately $581,000 bears interest of Prime plus 1.8%  percent (4.05% percent as of September 30, 2014), or the Mercantile Short Term Loan. The Mercantile Short Term Loan is an on demand loan.  As of September 30, 2014 this short term loan was not taken. The Mercantile Loan is secured mainly by i) a negative pledge on Enertec's assets, (ii) a pledge of Enertec's financial deposits which shall be equal to 25% of Enertec's outstanding credit balance, and (iii) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions.

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

As of September 30, 2014, our total assets were $45,952,000 as compared to $42,829,000 at December 31, 2013. Our trade accounts receivable at September 30, 2014 were $15,528,000 as compared to $13,467,000 at December 31, 2013. The increase in accounts receivable is primarily due to the initial consolidation of the U.S. Vehicle Business.

As of September 30, 2014, our working capital was $17,365,000 as compared to $26,436,000 at December 31, 2013. The decrease in working capital is due primarily to the decrease in cash and cash equivalents and an increase in short term loans.

As of September 30, 2014, our total debt was $14,238,000 as compared to $9,121,000 at December 31, 2013. This represents an increase of $5,117,000 in our total debt mainly due to the acquisition of the Vehicle Business.

Our debt includes our bank debt described above, a working capital credit facility and a loan from UTA:

•
Our bank debt is composed of short-term loans to Enertec Electronics, Enertec  and Micronet amounting to $8,898,000 as of September 30, 2014 compared to $5,058,000 at December 31, 2013, and long-term loans amounting to $4,346,000 as of September 30, 2014 compared to $3,130,000 at December 31, 2013.  The short-term loans have interest rates between Israeli prime (currently 1.75%) plus 0.7% to 3.75%.  The long-term loans have maturity dates between May 2017 and July 2019 and have interest rates between Israeli prime plus 1.25% to 3.75%.

•
Enertec has covenanted under its bank loan, among other things that (i) its shareholder’s equity according to its financial statements will not be below 17 million NIS, and (ii) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has met all of its bank covenants as of September 30, 2014.

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

•	The outstanding balance of the loan from UTA in the amount of $994,000 with an initial interest rate equal to 8% per annum, which is due in one payment on January 10, 2015.

•
Enertec Systems  has been maintaining a working capital credit facility with several Israeli banks in the amount of up to $5.1 million. This credit facility is subject to customary covenants, terms and conditions and is secured by a floating charge against Enertec's assets.

On April 29, 2013, we closed an underwritten public offering of 1,863,000 shares of common stock, including 243,000 shares of common stock issued pursuant to the exercise of the underwriter's over allotment option and issued warrants to purchase 1,012,500 shares of common stock (including 121,500 pursuant to the over allotment option), at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are currently exercisable and expire in 2018.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the organic and non-organic growth of our business. Among other activities, we plan to develop, manufacture and market larger-scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including but not limited to (i) the levels and costs of our research and development initiatives, (ii) the cost of hiring, training and certifying additional highly skilled professionals (mainly engineers and technicians), and maintaining our management including sales and marketing personnel to promote our products, and (iii) the cost and timing of the expansion of our development, manufacturing and marketing efforts.

The Company expects to pay the balance of the UTA loan by January 2015 and $1,575,000 as the current portion of certain bank loans and short term bank loans of $7,323,000 using its cash flow from operations or possibly additional debt or equity financings (including sales of common stock under the Company's shelf registration statement).

The Company has an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30 million.

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, we believe that we may need to raise additional funds if we want to materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures. However, we may undertake additional debt or equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2014. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description

3.1
Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2*	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (marked copy).

3.3
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

10.1
Micronet Enertec Technologies, Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit "C" to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014).

10.2
Lapis Technologies, Inc. 2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-199752) filed with the Securities and Exchange Commission on October 31, 2014).

10.3*	Form of Option Agreement

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: November 6, 2014	By:	/s/ David Lucatz
David Lucatz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Tali Dinar
Tali Dinar
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

3.1
Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2*	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (marked copy).

3.3
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

10.1
Micronet Enertec Technologies, Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit "C" to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014).

10.2
Lapis Technologies, Inc. 2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-199752) filed with the Securities and Exchange Commission on October 31, 2014).

10.3*	Form of Option Agreement

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith