Form 10-K
period 2014-12-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2015-03-31
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐    No ☒

The aggregate market value of the common stock, $0.001 par value, or Common Stock, of the registrant held by non-affiliates, as of June 30, 2014 was approximately $13,744,695 based on a per share price of $4.25, the price at which the Common Stock was last sold as of June 30, 2014.

As of March 30, 2015, there were 5,856,246 shares of the issuer’s Common Stock outstanding.

INDEX

PART I

Item 1.	Business.	3
Item 1A.	Risk Factors.	16
Item 1B.	Unresolved Staff Comments.	22
Item 2.	Properties.	22
Item 3.	Legal Proceedings.	23
Item 4.	Mine Safety Disclosures.	23

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	23
Item 6.	Selected Financial Data.	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	33
Item 8.	Financial Statements and Supplementary Data.	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	33
Item 9A.	Controls and Procedures.	33
Item 9B.	Other Information.	34

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	34
Item 11.	Executive Compensation.	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	44
Item 14.	Principal Accounting Fees and Services.	44

PART IV

Item 15.	Exhibits, Financial Statement Schedules	45

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year  ended December 31, 2014, or this Annual Report, to “Micronet Enertec,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to  Micronet Enertec Technologies, Inc., together with our wholly-owned subsidiaries and Micronet (as defined below). Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels. Our website address is included several times in this Annual Report as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	Demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

•	Leveraging our experience and other assets we possess to enhance Enertec’s (as defined below) product offerings;

• •	Integration of the vehicle business operation we acquired from Beijer (as defined below) in 2014; Levels of research and development costs in the future;

•	Continuing control of at least a majority of Micronet’s share capital;

•	The organic and non-organic growth of our business;

•	Our financing needs; and
•	The sufficiency of our capital resources.

The factors discussed herein, including those risks described in Item 1A. “Risk Factors,” and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

We were formed as a Delaware corporation on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. The Company’s shares have been traded on the NASDAQ Capital Market, or NASDAQ, since April 29, 2013.

We operate primarily through two Israel-based companies, Enertec Systems 2001 Ltd, or Enertec, our wholly-owned subsidiary, and Micronet Ltd, or Micronet, in which we have a controlling interest, which  develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet is publicly-traded on the Tel Aviv Stock Exchange, or TASE, and operates in the growing commercial mobile resource management, or MRM, market and is a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. As further described in this Annual Report, in June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of Beijer Electronics Inc., or Beijer, a U.S.-based vehicle business and operations located in Utah, and as a result added to its business U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanded its U.S. customer base and presence with local fleets and local MRM service providers. As a result of this recent acquisition, Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah.

Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with mobile computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are designed to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. Micronet products provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and allow for the installation of software applications and communication integration.  This enables the users to manage the drivers in various aspects such as: driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

Micronet’s customers consist primarily of Application Service Providers, or ASPs, and solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including student transportation (yellow busses) and fleet and field management systems for constructions and heavy equipment. Micronet products are used by customers in over 20 countries. The United States currently constitutes its largest market, representing approximately 85% and 88% of revenue for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, Micronet’s three largest customers, including Trimble Group, represented approximately 29%, 19% and 14% of Micronet’s revenues, respectively, and 19%, 12% and 10% of the Company’s total revenues, respectively. During 2014, no other customer accounted for more than 10% of Micronet’s revenue.

In May 2014, Micronet entered into an asset purchase agreement with Beijer, pursuant to which, on June 2, 2014, Micronet acquired certain assets and liabilities of the Beijer’s U.S. vehicle business and operations related to the supply of panels to various transportation segments, or the Vehicle Operations, including all related intellectual property,  product rights, production files, customer base, sales and marketing network, sales leads and initiatives, technical support operation and all related agreements and certain inventory.  As part of the transaction, the Mobile Resource Management/Fleet Management, or MRM/FM, division employees joined Micronet to ensure a successful continuous operation and growth of the Company. In consideration for the purchased assets, Micronet paid approximately $7.1 million to Beijer. Upon the closing of the transaction, Micronet incorporated a wholly-owned U.S.-based subsidiary in the state of Utah under the name Micronet Inc., through which the purchased business is conducted. The purchased Vehicle Operations and the purchased MRM/FM division expand and complement the Micronet product line in the field of commercial mobile resource management and offer additional products. The combined business currently offers the MRM market and mainly the North America market comprehensive product lines targeting different market segments including the largest and fastest growing local fleets, as well as long haul, heavy equipment and workforce field verticals. Micronet has consolidated its marketing and sales efforts taking advantage of the superior product offerings and the market demand. The acquisition strengthens Micronet’s focus on the U.S. market, broadens its customer base and expands its operations into new verticals. The acquisition also has diversified the Company’s customer base and improved the infrastructure necessary to support our future growth.

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

Approximately 82% and 74% of Enertec’s revenues for the years ended December 31, 2014 and 2013, respectively, were from independent business units or groups within Israeli Aerospace Industries Ltd., or IAI, the leading Israeli defense system integrator, and approximately 7% and 19%, respectively, were from business units of Rafael Advanced Defense Systems Ltd., or Rafael, another Israeli government-owned major defense developer and integrator of critical weapon systems. We believe that these leading Israeli systems integrators (which consist of various and distinct business units or groups, each of which is a different potential customer) diversify our business, markets and revenue streams. The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air). Command and control systems represented approximately 45% and 67% of Enertec’s revenues for the years ended December 31, 2014 and 2013, respectively, and our automated test equipment represented approximately 55% and 33% of Enertec’s revenues for the years ended December 31, 2014 and 2013, respectively. Management believes that the demand for our products, systems and solutions is not affected significantly by fluctuations in any particular geographic market outside the State of Israel because our products, systems and solutions can be tailored to fit the needs of these different disciplines and are not limited to any specific geographic region.

In May 2013, we formed our joint venture with Amtek Defense Technologies Limited, or Amtek, a leading Indian industrial group, to market, manufacture and sell our systems and solutions in India based on Enertec’s technological and engineering capabilities. We currently hold 26% of the share capital of the joint venture. Although we believe that a joint venture is the correct platform to sell to the Indian market, we are currently re-assessing and reevaluating our position with respect to the joint venture and the Indian market.

Our overall strategy focuses on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products, as well as the development of new potential segments and markets. To enhance our growth, we also look for appropriate acquisitions to complement and expand our offerings, as well as support our goals and increase our competitive strengths. Currently, we concentrate the majority of our resources, including our marketing and sales efforts, in the United States and, Israeli and European markets.

Subsidiaries

We have two primary operating subsidiaries. We are the sole owner of Enertec Systems 2001 Ltd, an Israeli corporation, or Enertec. We also have a controlling interest in Micronet. Both Enertec and Micronet are held via our wholly-owned holding company Enertec Electronics Ltd, or Enertec Electronics, which operate the following businesses:

•
Enertec, which operates in the defense and aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. In March 2011, Enertec became a wholly-owned subsidiary of Enertec Management Ltd., a private Israeli company, wholly owned by Enertec Electronics.

•
Micronet, an Israel-based manufacturer and developer of rugged computers, tablets and computer based systems in which we hold a controlling interest. We currently own 62.5% of Micronet’s outstanding common shares and 62.3% on a fully diluted basis. As described above, in June 2014, Micronet completed the acquisition of Beijer’s MRM U.S.-based operations and business into its newly-formed wholly owned U.S. subsidiary operating under the name Micronet Inc. Micronet maintains marketing and sales operations in the United States.

Enertec

Enertec operates in the defense and aerospace markets. It designs, develops and manufactures computer based instruments and aerospace electronic solutions designed to operate in severe environments and battlefield conditions, primarily for military use in air, space land and sea. Enertec’s products are grouped into three material product lines: computer-based command and control systems, automatic test equipment and power supplies. The command and control systems are integrated in mission critical air defense missiles and other weapon systems and are designed to operate in severe environments. The automatic test equipment line includes a variety of test systems and simulators that test and assure combat readiness of aircraft and missiles. The power supplies are uniquely designed to support our systems and are also supporting our customers as stand-alone solutions. Enertec’s solutions and systems are tailored to customers’ specifications and are, or are integrated into, critical weapon systems. Among our main solutions are:

            •      ruggedized portable command and control systems;

            •      command and control stations;

            •      fire control systems for missiles;

            •      military aircraft support systems; and

            •      missile simulators and missiles defense related embedded / integrated systems.

Enertec holds high security clearance in Israel for the most sensitive defense programs. Our solutions and systems are marketed mainly by the leading Israeli defense industries (system integrators) and are used by the Israeli defense forces specifically by the Israeli Air Force and Israeli Navy as well as by other foreign defense entities served by our customers. Enertec is registered as a Single Site quality management system in conformance with ISO 9001: 2008 and AS9100-C, the international standards for quality assurance and quality design. These standards are important to customers that order custom-made products and  are made up of a combination of quality system requirements.

Enertec generates revenue mostly through funded development, which involves the development of a small number of products, systems or solutions for evaluation. Thereafter, we anticipate moving to the production phase and generating revenue through direct sales from the mass production of its developed product. Enertec generates additional revenue from the customization and upgrades to its products.

New products

In addition to our traditional systems and products, we have been developing new systems, solutions and products in the following areas: (1) operationally resilient computers integrated into various weapon systems, (2) missile launch platforms, (3) command and control systems, (4) missiles communications systems, (5) generic testers for military equipment and (6) power distributer units for robotic application (air, sea and land). These systems and products utilize advanced know-how developed by Enertec’s trained and highly-skilled technical personnel. During 2014, we focused our development resources and solution capabilities in the missile defense area and accordingly, received a significant order in this area of business. Management believes that Enertec’s know-how, capabilities and expertise will enable us to further increase our product offerings to existing and other customers’ strategic projects in space land, air and sea.

Market conditions

The defense market, in which we operate through Enertec, includes the design and manufacturing of electronic systems developed to enhance large-scale military land, airborne and seaborne tactical platforms. These systems include operational resilient military computer based systems, simulators, automatic test equipment and electronic instruments that are used or integrated in critical weapon systems such as command and control systems, missile fire control systems, support military aircraft systems and other defense systems and equipment such as night visions systems, unmanned aerial vehicle, or UAV, systems, laser products, airborne photography measures, processing and display of data systems and communications systems. In the Israeli defense market, Israeli providers supply a significant portion of their products to the Israeli defense forces specifically in view of the continuing defense needs of the State of Israel. However, the Israeli defense industry is also a well-respected exporter of its products to armies and defense forces worldwide and such international markets provide for stable demand for military and defense products.

We expect a continuing demand in the missile defense niche based on the increasing and growing use by defense forces around the world in various missiles systems in different sectors such as self-defense missile systems, guided unmanned weapon systems, attack (air, sea and land) missiles and other missile systems. In view of the continuing defense trends to rely on missiles and missile defense systems as a significant factor in the defense strategy of armed forces worldwide, the global missile and missile defense system market is expected to continue to grow, according to the Global Missiles and Missile Defense Systems Market 2014-2024 report, published by Strategic Defense Intelligence on October 28, 2014. Cumulatively, the markets for missiles and missile defense systems are likely to account for the highest proportion of spending in the global missile and missile defense systems market.

We believe that we are currently well positioned with our proprietary know-how, capabilities and expertise in missile systems technologies to meet the expected demand, and expect this segment of the market to continue to be a major contributor to our business growth in the coming years.

Marketing strategies

Our sales and marketing efforts are focused on developing new business opportunities as well as generating follow-on sales from our existing customers. Our sales efforts in view of our products,  solutions and services are generated primarily through our internal sales team, although we also retain third-party global selling agents from time to time. Various members of our senior management also serve as effective sales representatives who contribute to the generation of military and corporate business due to their long-standing customer relationships with leading industry integrators and knowledge of our customers’ mission-critical technologies, requirements and needed solutions. We continue to explore various Israeli and international business partnerships to increase our sales and market penetration. We actively participate in trade shows involving technology and electronics defense operations.  Additionally, our business development efforts include our website, preparation and distribution of marketing materials, advertising directed toward the defense and homeland security market and product demonstrations.

Our strategy is to anticipate the needs of our clients, the relevant demand and needs in our market niches, to make investments in research and development (including developing know-how, capable manpower) and initiate the development of those products and solutions that we believe will meet the market and customers’ needs best. By doing so, we shorten our time to market, improve our market position from a technology perspective, and gain an edge on our competition. Furthermore, we have been able to identify those current and potential clients that we believe are likely to place large orders, and we focus our attention on developing our relationship with them. When successful, we are in an excellent position to offer both basic and advanced, sophisticated products enabling us to expand our relationship with these clients and resulting in additional revenue streams. In these cases, deepening our relationship with our clients creates the opportunity to incorporate our solutions into our customers’ core components and critical systems.

By continuously diversifying into new and more complex products and fully scaled systems, we have been able to set Enertec apart from its competition. We also continue to increase our suite of custom products based on our proprietary designs and technologies. These products are core components of several long-term military programs spearheaded by our customers, which historically have expected purchase lifecycles over periods of up to 10 years. In 2014 we were recognized as a certified supplier for the U.S. Department of Defense and for the North Atlantic Treaty Organization alliance countries. We are currently in the midst of our marketing and sales efforts to promote our product offerings with major U.S. defense organizations.

Since we expect a continuing demand for our products and solutions in the missile defense niche based on the increasing threats and demand for proper solutions in this market segment as described above, we are continuing to concentrate research, development and marketing efforts in this market segment. We believe we are well positioned to transform such knowledge into revenues. We expect this segment to continue to be an important, stable and material contributing activity in our overall business in the coming years.

Customers

Enertec’s customers are primarily leading Israeli defense system integrators. The system integrators’ customers are the Israeli Ministry of Defense and other ministries of defense worldwide. The balance of our sales is made directly to the Israeli defense and armed forces (mainly the IDF) that place direct orders.

As of December 31, 2014, approximately 89% of our annual revenues were from independent business units or groups within Rafael and the IAI, the two leading Israeli defense system integrators, as compared to 92% at December 31, 2013. These leading Israeli system integrators (which consist of various and distinct business units or groups, each of which is a different potential customer) create diversity to our business, markets and revenue streams.

The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air). Management believes that the demand for our products, systems and solutions is not affected significantly by fluctuations in any particular geographic market outside the State of Israel because our products, systems and solutions can be tailored to fit the needs of these different disciplines and are not limited to any specific geographic region.

Backlog

As of December 31, 2014, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $8.1 million (including $1.8 million in framework orders, which are orders that can be exercised from time to time but are an obligation of ours for the entire amount). As of December 31, 2013, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $10.7 million (including $2.3 million in framework orders).

Competition

The defense market in which we operate through Enertec is fractured, intensely competitive and our main competition comes from customers’ internal development and manufacturing divisions and a number of relatively small private Israeli companies that specialize in electronic systems. This intensely competitive market is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and changes in customer requirements. In order to maintain our competitive strength, we must continue to develop and introduce on a timely and cost-effective basis, new products and product features which are in line with the technological developments and emerging industry standards.

Suppliers

Our suppliers are diversified, and we are not dependent upon a limited number of suppliers for essential raw materials, components, services or other items. In order for us to maintain the standards required by our customers, we require that our suppliers be well-established, with facilities and manufacturing capabilities that comply with our relevant standards. Although we are not dependent on any one supplier, disruptions in normal business arrangements due to the loss of one or a few suppliers could adversely affect us. Disruptions also may be experienced if our existing suppliers are no longer able to meet our requirements or if there is an industry shortage of electronic or mechanical components. Not only could these disruptions limit our production capacity, but also, if there is a shortage of components, such disruption could result in higher costs. The raw materials we use are either electronic components purchased from suppliers, or mechanical components primarily manufactured by local subcontractors.

Employees

As of December 31, 2014, we had approximately 83 full-time employees at Enertec and 4 full-time employees at Enertec Electronics. Of these employees, 69 are employed in engineering and manufacturing positions, and the remainder are employed in sales, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Israeli labor laws and regulations apply to all employees based in Israel. The laws principally cover  matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance. The payments to the National Insurance Institute amount to approximately 13.4% of wages, of which the employee contributes 61% and the employer contributes 39%.

Research and development expenditures

Research and development costs totaled approximately $419,000 and $528,000 for the years ended December 31, 2013 and 2014, respectively, which equates to approximately 4% and 5% of Enertec’s revenues during these years, respectively. These expenditures have adequately satisfied our research and development requirements. We are using our engineering resources to research and design new technologies, products and solutions that we expect to implement into the new projects and large military programs of our core customers.

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

Intellectual property

Although we are not dependent on patents or trademark protection with regard to Enertec’s business and do not expect to be at any time in the future, proprietary rights and unique know-how are important to Enertec’s business because its ability to remain competitive in the market is dependent to a significant degree on its proprietary solutions and the technologies on which they are based. Enertec develops systems, products and solutions for its clients on a “work for hire” basis. Although, Enertec does not claim any rights in the products or services that it provides, its proprietary modules and subsystems play an integral and significant part in the development of the solutions, systems, products and services that it ultimately delivers. To protect its proprietary rights in these modules and subsystems, Enertec primarily relies on a combination of copyright and trade secret laws, internal knowledge and know-how, technological innovations and agreements with third parties, such as license agreements. In addition, Enertec employs internal controls such as the use of confidentiality and non-disclosure agreements. Enertec believes its proprietary technology incorporates processes, know-how, methods, algorithms, hardware and software that are the result of more than ten years of experience resulting in in-house expertise and thus are not easily copied. Further, most of the production process is performed in-house with the exception of certain components that are manufactured by subcontractors. This limited outsourcing process allows Enertec to maintain the majority of its proprietary information and know-how within the Company and lowers its exposure to the risk of its technology solutions being copied or used by any third parties.

Enertec’s management, together with its research and development team, closely and continuously monitors the technological developments in the market. Enertec considers and evaluates on an ad hoc basis whether technology and proprietary assets should be acquired through independent in-house development or through the purchase of patent or other technology licenses.

Regulation

Enertec’s electronic products must comply with the Underwriters Laboratories, or UL standards of the United States and the Conformité Européenne, or CE, standards of Europe to be eligible for sale in the respective countries subject to these standards. Each system must be tested, qualified and labeled under the relevant standards. This is a complicated and expensive process and once completed, the approved product may not be altered for sale.

Micronet

Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the latter located in Salt Lake City, Utah, from which Micronet Inc., operates. Micronet operates in the MRM market as a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. Micronet designs, develops, manufactures and sells rugged mobile computing devices (tablets) that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are design to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. The Micronet products provide fleet operators among other things, with visibility into vehicle location, fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver identification, hours working report, customer/organization working procedures and protocols, rout management and navigation based on tasks and time schedule. End user may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

Micronet conducts its sales and support activities mainly through its U.S.-based facilities. Micronet’s customers are leading international MRM solution and service providers. Micronet maintains an in-house research and development staff and operates an ISO 9001-2008 certified manufacturing facility. During the past years, with the exception of certain components purchased from subcontractors, Micronet has been manufacturing its products and solutions using its own facilities, capabilities and resources, which enable it to control and manage the manufacturing process. Micronet combines more than 30 years of experience in the industry with strong technical capabilities to provide a broad range of products and solutions that have met the rigorous standards of our customers.

Micronet’s ruggedized mobile computing devices are designed and manufactured to fit the special requirements of the MRM market, enabling customers to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and wet or dusty conditions. Micronet’s products, in conjunction with available third-party mobile applications solutions, provide fleet operators with real-time visibility into vehicle location, fuel usage, speed and mileage, as well as other insights into their mobile workface, reducing operating and capital costs while increasing revenue. Micronet’s products are used in and/or targeted to a wide range of MRM industry sectors, including:

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

Recent developments

In June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of the Vehicle Operations located in Utah, and as a result added to its business local U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanded its U.S. customer base and presence with local fleets and local MRM service providers. As a result of its recent acquisition, Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah from which Micronet Inc. operates. The acquisition was financed partially through cash on hand and partially through a bank loan as further described below and in our financial statements.

Micronet believes that awareness and demand for MRM solutions is significantly increasing as customers seek to optimize their mobile asset utilization of commercial vehicle fleets and enhance workforce productivity and customer satisfaction.

In early 2014, Micronet launched its new Android family of products released to the market in different configurations. The Android family products support high computing power performance as well as maintain abilities in the MRM Fit For Purpose solutions (flexible customized solutions to fit customer requirements and unique needs). Our MRM family products allow technological flexibility to our customers integrating their applications, and as a result increase the customer’s ability to respond to the rapidly growing safety and liability requirements in the field. The Android family of products provides customers with enhanced features and capabilities, optimized for their specific requirements, at a competitive price and has already achieved substantial sales. The Android tablet products are installed in large commercial fleets providing a comprehensive fleet management and MRM solution. With the Android family products on board, commercial fleet operators can go beyond standard ‘track and trace’ applications, to full mobile workforce management solutions, supporting driver electronic logs, in-cab navigation, in-cab scanning and printing, in-cab video driver training, two-way messaging and dispatch, form-based status reporting, and more.

Through its innovative approach, Micronet continues to design the next generation of tablets and expects to introduce new tablet products in 2015. We believe that these new products will further improve the performance and respond to additional specific MRM requirements, allowing the customers to better achieve the desired results and performance.

Micronet’s key initiatives for future revenue growth include the following:

•	Expanding sales activities in the North American, European and the growing Asian markets which will include establishing strong relationships with new customers and partners.

•
Addressing the local fleet of MRM market with tablets that are specifically designed to support sales to local fleets through multiple value added resellers by offering advanced features at competitive prices. To our knowledge, the local fleet market is considered to be among the leading largest and fastest growing segments of the MRM market.

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

Market opportunity

We believe that Micronet is well positioned to pursue a substantial market opportunity. The MRM market, in which we operate through Micronet, is growing and is expected to continue its growth in the coming years. Our management analysis, supported by market research, estimated that on a global basis, subscribers to MRM services will grow to approximately 26 million by the end of 2015. Further, as indicated in market research reports, in the United States, which historically has been Micronet’s largest market, there are currently approximately 8.4 million units in service with MRM systems, and this number is projected to grow to approximately 10 million by the end of 2016. In 2014, the global penetration rate of MRM systems was approximately 10% and the global penetration rate is forecasted to grow to approximately 14% by 2016. In the United States,  market penetration is projected to grow from 21% in 2014 to almost 28% by 2016.

This market opportunity is driven, among other things, by new and further comprehensive legislation and regulatory requirements imposed on fleet management operators by the Federal Motor Safety Administration, or FMCSA, which include the need to comply with regulatory Hours of Service, or HOS, driver activity reporting requirements.  In addition and in order to improve compliance with the HOS regulatory requirements, the FMCSA is in the process of adopting legislation designed to mandate the use of electronic logging device, or ELD, by fleet operator.

Products and Services

Micronet currently offers various mobile computing devices and tablets to the market, running on both Android and Microsoft operating systems, in various screen size ranges (5-7 inches), that range from basic display products to fully comprehensive display, available in a variety of product configurations and prices. Micronet generates revenues primarily through the sale of its hardware products to service providers who sell those to end users. Micronet does not typically enter into service or maintenance contracts with respect to its products. Micronet customarily provides its customers with a 12-month warranty, with an option to extend such warranty, subject to the payment of applicable fees. Micronet’s technical support and development tool kit, or DTK, support services generate the balance of Micronet’s revenues.

Strategy

Micronet’s strategy focuses on three major vertical markets: (1) traditional long haul, (2) local fleets and (3) heavy equipment. In each vertical market, we implement the delivery of a comprehensive product offering that satisfies the particular needs of that market, and target potentially larger scale transactions that we expect could result in higher revenue as well as increased gross margin and overall profitability. Micronet continuously analyzes the needs of the markets in which it operates in order to best serve its customers’ needs. Micronet’s strategy is driven by, and focused on, both continued internal growth of its business through gaining a larger market share and the development of new potential markets, new technologies and innovative systems and products as well as through acquisitions.

Key elements of Micronet’s strategy include:

•	Continuing to invest efforts in its technology and product development, through collaborations with its partners, customers and potential customers;

•	Focusing on offering innovative reliable solutions at a competitive price which will target the replacement of in house solutions of the service providers;

•	Expanding the sales channels through telecomm operators or carriers;

•	Penetrating and developing the truck OEM market; and

•	Partnering with and/or acquiring complementary technology to broaden and deepen its offerings and customer base.

Micronet believes that one of its core competitive strengths is the breadth of its expertise in mobile data technologies, particularly in MRM technologies for the management of vehicle fleets and mobile workforces.

Micronet intends to enhance its existing products and develop new products by continuing to make investments in research and development. Micronet further intends to continue its strategy of internally developing products in order to enter new market segments.

Sales and Marketing

Micronet’s customers consist primarily of ASPs, and solution providers specializing in the fleet and MRM markets. Currently, Micronet does not sell to end users. Its customers are generally leading service providers of commercial solutions that integrate a wide range of positioning technologies and computing fleet communications in the MRM market.

Micronet products are used by customers in over 20 countries. The United States currently constitutes Micronet’s largest market, representing approximately 85% of Micronet’s revenue for the year ended December 31, 2014 and 88% for the year ended December 31, 2013. In any given year, a single customer may account for a significant portion of Micronet’s revenues. For the year ended December 31, 2014, our 3 largest customers represented approximately individually 29%, 19% and 14% of Micronet’s revenues, respectively. In the year ended December 31, 2014 no other customer accounted for more than 10% of Micronet’s revenues. Our sales team consisted of 6 dedicated sales managers as of December 31, 2014.

Research and Development

Micronet believes that one of its core competitive strengths is the breadth of its expertise in mobile data technologies, particularly in MRM technologies for the management of vehicle fleets and mobile workforces. Micronet has developed this expertise over a period of 30 years. It has an experienced engineering and product development team. In order to keep up with the rapid technology evolution and the changing needs of the markets in which it operates, Micronet continues to focus on its innovation and the development of new products and technologies, by continuing to make the necessary investments in research and development.

Micronet upgrades and enhances its existing products on an on-going basis, including based on input from its clients and partners and from other sources. Enhancements include the addition of capabilities, improvement of product functionality and performance, and adding features to the existing hardware in order to offer customers a variety of solutions.

In addition, Micronet seeks to design and manage product life cycles through a controlled and structured process. It involves customers and industry experts from its target markets in the definition and refinement of its product development. Product development emphasis is placed on meeting industry standards, ease of integration, cost reduction, design-for manufacturability, versatility and innovation, and quality and reliability.

During the fiscal years ended December 31, 2014 and 2013, Micronet spent NIS 8.2 million (approximately $2.3 million) and NIS 8.6 million (approximately $2.3 million), respectively, on research and development activities. Micronet uses its own resources to finances its research and development activities and none of the cost of such activities is borne by its customers.

In April 2013, Micronet submitted to the Israeli Office of the Chief Scientist of the Ministry of Economy, or OCS, a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of NIS 5.5 million (approximately $1.5 million) was approved by the OCS. This grant was provided by the OCS for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet  received further confirmation for a grant from the OCS in the total amount of NIS 5.5 million (approximately $1.5 million). This grant was provided by the OCS for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount.  We are obligated to pay royalties to the OCS amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate. To date, Micronet has received an aggregate of NIS 3.5 million (approximately $994,000) from the OCS under these two grants.

Competition

Micronet operates in a highly competitive industry. Further, during the last few years, competition in the field of mobile computers has significantly increased with the mass entrance and introduction to the market of smart phones, tablets, and laptops, as well as various GPS-based hand-held devices featuring additional functionalities.

Micronet’s current business is focused on customers that are implementing “tailor made” solutions characterized by highly professional, mission critical and complex technological solutions. These solutions are based on Micronet’s products and must sustain and maintain performance under extreme and challenging field conditions for extended periods of time.

Micronet operates in a competitive market. Its competitors are private companies or companies that do not disclose their sales or other financial information, making it difficult to estimate Micronet’s market share and position in the market. Micronet believes that its most significant competitors include: CalAmp Corp., Morey Corporation (U.S.A.), Mobile Devices Corporation, MOTIA Co. Ltd, Advantech Co., Ltd. and Garmin USA, Inc. In addition, some service providers consider the use of their in house development capabilities for the supply of their internal needs for mobile devices.

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

As a result of its recent acquisition, Micronet currently operates via two facilities, the first located in Azur, Israel, near Tel Aviv, and the second  located in Salt Lake City, Utah. These two operating facilities give Micronet additional manufacturing and marketing flexibility to serve the market’s needs, reduce its operational risk and provide management with additional tools to support the business.

Manufacturing

With the exception of certain components purchased from subcontractors, Micronet manufactures and assembles its products and solutions using its own facilities in Israel and the United States using its capabilities and resources, which enable it to control and manage the manufacturing and assembly process and ensure timely delivery. The Israeli facilities are primarily used for the manufacturing process while the United States facilities are primarily used for final assembly activities. The manufacturing process includes development of electronic cards, assembly of microchips on the electronic cards and the assembly thereof within the unit, final testing and quality tests. On a case by case basis, subcontractors specializing in certain development or manufacturing aspects may be retained to achieve improvement, efficiency or reduction of costs of development and/or manufacturing processes.

Following certain enhancements in its manufacturing and production capabilities, Micronet has excess manufacturing capacity and has the ability to meet current or foreseeable manufacturing needs without making any significant investments. Implemented enhancements include:

•	upgraded production and assembly line and purchased new machinery with significant higher component implementation scale;

•	increased factory facilities and upgraded various infrastructures;

•
entered into agreements with subcontractors in the field that operate additional manufacturing facilities, and have significant procurement and manufacturing capabilities and resources that are available to Micronet;

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

Intellectual Property

Proprietary rights are important to Micronet’s business because its ability to remain competitive in the market is dependent to a significant degree on its proprietary solutions and products and the technology on which they are based. To protect its proprietary rights, Micronet primarily relies on a combination of copyright and trade secret laws, internal know-how, and agreements with third parties, such as license agreements. In addition, Micronet employs internal controls such as the use of confidentiality and non-disclosure agreements. Micronet believes its proprietary technology incorporates processes, know-how, methods, algorithms, hardware and software that are the result of more than 20 years of experience and in-house expertise and thus are not easily copied. Further, most of the production process is performed in house, with the exception of certain specific components that are manufactured by a subcontractor. This limited outsourcing process allows Micronet to maintain the majority of its proprietary information and know-how within the company and lowers its exposure to the risk of its products or solution being copied or used by any third parties.

There is a significant amount of litigation with respect to intellectual property in the industry in which Micronet operates. Micronet has not, to date, been the subject of any claims or proceedings with regards to infringement of third party’s proprietary rights and it believes that its products, solutions and services do not violate or infringe any third party’s intellectual property rights. In light of the strong competition in the industry and the innovative solutions and technologies incorporated by Micronet into its recent products, Micronet has been exploring the use of patent applications and is in the process of filing certain patent applications related to its products in the United States, solutions and proprietary technologies. These patents, to the extent granted, are expected to assist Micronet to maintain its technological and competitive position in the market.

Micronet’s management, together with its research and development team, monitor closely and continuously all technological developments in the market. Micronet considers and evaluates on an ad hoc basis whether technology and proprietary assets should be acquired through independent in-house development or through the purchase of patents or other technological licenses. Where the purchase of third party proprietary technology, solution or products is required and can be of advantage to its business, Micronet would purchase a license and pay appropriate royalties or license fees. Micronet currently has all third-party licenses that it believes are necessary to maintain and develop its business.

Government Regulation

Micronet’s business is subject to certain international standards such as U.S. Federal Communications Commission, or FCC, Part 15B, FCC ID, CE and Restriction of Hazardous Substances, or RoHS, which define compatibility of interface and telecommunications standards to those implemented in Europe by the European Commission and in the United States by the FCC. Its solutions and products also comply with the E-Mark European standard, which is the standard that defines the compatibility of interface and telecommunications to all appliances installed in and around an automobile.

Employees

As of December 31, 2014, Micronet had approximately 80 full-time employees. Of these employees, 50 are employed in manufacturing positions, and the remainder are employed in sales, research and development, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good and sustainable relations with our employees.

Israeli labor laws and regulations apply to all employees based in Israel. The laws principally address matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance.

The payments to the National Insurance Institute amount to approximately 13.6% of wages, of which the employee contributes 62% and the employer contributes 38%.

We, including all of our subsidiaries, employed an aggregate of 167 employees on December 31, 2014.

SEGMENT REPORTING

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. Following the purchase of controlling shares of Micronet in September 2012 we have two operating segments: our defense and aerospace segment, conducted by Enertec, and our MRM segment, conducted by Micronet.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Exhibits and Financial Statement Schedules” of this Annual Report for further financial information on our operating segments.

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

One of our principal offices and operating facilities is located in Israel. Accordingly, with respect to our Israeli facility, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinian Arabs, which has adversely affected the peace process and has negatively influenced Israel’s relationship with its Arab citizens and several Arab countries, including the Israel-Gaza conflict. Such ongoing hostilities may hinder Israel’s international trade relations and may limit the geographic markets where we can sell our products and solutions. Hostilities involving or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could materially and adversely affect our operations.

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

We currently depend on the continued services and performance of our executive officers, particularly David Lucatz, our Chairman and also Micronet’s Chairman and President. Mr. Lucatz also serves as the President, Chairman and Chief Executive Officer of D.L. Capital Ltd., or DLC, the primary asset of which is its ownership of shares of our common stock. We have a management and consulting services agreement with DLC. Pursuant to a separate management and consulting services agreement, Mr. Lucatz has agreed to devote 60% of his time to Micronet matters for the three-year term of that agreement. Our business and results of operations may suffer if Mr. Lucatz, or any of our other executive officers or directors, is unable to devote the attention necessary to our overall business strategy and operations.

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

A significant portion of our annual revenues in the past two years were derived from a few leading customers that are large scale strategic Israeli defense groups. In the MRM industry a significant portion of our MRM annual revenues derived from a few leading customers. As of December 31, 2014, we had five customers that combined account for approximately 71.52% of our revenues.

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

Micronet and Enertec currently receive certain tax benefits under the Israeli Law for Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an “Approved Enterprise.” To maintain their eligibility for these tax benefits, Micronet and Enertec must continue to meet several conditions including, among others, generating more than 25% of its gross revenues outside the State of Israel and continuing to qualify as an “Industrial Company” under Israeli tax law. An Industrial Company, according to the applicable Israeli law (Law for the Encouragement of Industry (Taxes), 1969), is a company that resides in Israel (either incorporated in Israel or managed and controlled from Israel) that, during the relevant tax year, derives at least 90% of its income from an Industrial Factory. An Industrial Factory means a factory that is owned by an Industrial Company and where its manufacturing operations constitute a vast majority of the factory’s total operations/business. The tax benefits of qualifying as an Industrial Company include a reduction of the corporate tax from 26.5% for “Regular Entities” and 16% or 9% for “Preferred Enterprises” (depending on the location of industry) in 2014. In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future. There is no assurance that Micronet and Enertec will continue to qualify for these tax benefits or that such tax benefits will continue to be available at their current level, or at all. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and Enertec and, accordingly, reduce our net profit after tax and negatively impact our profits.

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

We have experienced rapid growth in recent periods through both the acquisition of Micronet, Beijer and organic growth. As a result of our acquisitions of Micronet and Beijer’s U.S. vehicle operations, the number of our employees has effectively doubled since September 2012. We expect our growth may significantly strain our management and other operational and financial resources. In particular, growth increases the integration challenges involved in recruiting, training and retaining skilled technical, marketing and management personnel; maintaining high quality standards; preserving our corporate culture, values and entrepreneurial environment; developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal controls; and maintaining high levels of client satisfaction. If we are unable to manage growth effectively, our business, financial condition and results of operations will be materially adversely affected.

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

We currently hold 62.5% of Micronet’s outstanding ordinary shares through our subsidiary Enertec Electronics. If we are unable to consider Micronet as a consolidated subsidiary, our financial condition and results of operations may be adversely affected and may cause interest in or the market price of our securities to decline.

Risks Related to Ownership of our Securities

Your ability to influence corporate decisions may be limited because ownership of our common stock is concentrated

As of March 30, 2015, Mr. Lucatz, our Chairman, Chief Executive Officer and President beneficially owns 2,597,200 shares, or approximately 44.35% (and 37.3% on a fully diluted basis) of our outstanding common stock. As a result, Mr. Lucatz, may effectively control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and this may have a material adverse effect on the trading price of our common stock.

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

To the extent that we raise additional funds by issuing equity securities or convertible debt securities, our stockholders may experience significant dilution. Sales of additional equity and/or convertible debt securities at prices below certain levels will trigger anti-dilution provisions with respect to certain securities we have previously sold. If additional funds are raised through a credit facility or the issuance of debt securities or preferred stock, lenders under the credit facility or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of our common stock, and any credit facility or additional securities could contain covenants that would restrict our operations.

If the price of our common stock is volatile, purchasers of our common stock could incur substantial losses.

The price of our common stock has been, and may continue to be volatile. The market price of our common stock may be influenced by many factors, including but not limited to the following:

•	announcements of developments related to our business;

•	quarterly fluctuations in our actual or anticipated operating results;

•	announcements of technological innovations;

•	new products or product enhancements introduced by us or by our competitors;
•	developments in patents and other intellectual property rights and litigation;

•	developments in our relationships with our third party manufacturers and/or strategic partners;

•	developments in our relationships with our customers and/or suppliers;

•	regulatory or legal developments in the United States, Israel and other countries;

•	general conditions in the global economy; and

•	the other factors described in this “Risk Factors” section.

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

Our common stock is traded on NASDAQ and, despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may have been relatively small or non-existent. Finance transactions resulting in a large amount of newly-issued securities may be readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell those shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Moreover, we may become involved in securities class action litigation that could divert management’s attention and harm our business.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price of our common stock could decline.

We do not currently have any significant  research coverage by securities and industry analysts and we may never obtain such research coverage. If securities or industry analysts do not commence or maintain coverage of us,  the trading price for our common stock might be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us or will cover us downgrades our securities, the price of our common stock would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

We did not declare or pay cash dividends in either 2014 or 2013 and do not expect to pay dividends for the foreseeable future.

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

If we fail to continue to meet all applicable NASDAQ requirements, NASDAQ may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on NASDAQ, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, NASDAQ could determine to delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel). Enertec’s offices and facilities currently consist of approximately 25,000 square feet located in Karmiel, in the north of Israel leased at approximately $241,000 per year for the remaining lease duration. The lease term expires in June 2021, subject to two five-year extension options and an early termination provision after five years, which we hold. We believe that Enertec’s present facilities are suitable for its existing and projected operations for the near future.

Micronet currently maintains two facilities in adjacent buildings in Azur, Israel. Both of these facilities are leased, one under a long-term lease, or the Long Term Lease, under which Micronet has purchased “like ownership” rights from the Israeli Land Administration. The facility subject to the Long Term Lease is used as Micronet’s headquarters and the other facility is an industrial building which houses its factory. Micronet’s executive offices occupy approximately 9,688 square feet and house the corporate functions, sales support, and marketing, finance, engineering and operating groups. The Long Term Lease expires in April 2028, subject to our option to extend the term by another 49 years. We do not pay rent with respect to this facility because we have purchased the lease rights. The factory facility occupies approximately 13,185 square feet and is used for the manufacturing and logistic support of the business, including warehouse. The Lease expired in June 2013, and we extended the term for two additional years until June 2015, at a current annual base rent, including property management fees, of approximately $144,000 per year. Micronet believes that its present facilities are suitable for its existing and projected operations for the near future. Following the acquisition of  Beijer’s U.S. vehicle business our U.S. subsidiary, Micronet Inc., maintains leased offices in Salt Lake City, Utah. The lease for this property expires in May 2016 and the rent cost is approximately $118,000 per year. The factory facility in Salt Lake City occupies approximately 14,816 square feet and is used for the manufacturing and logistic support of the business, including warehouse.

Item 3.   Legal Proceedings.

From time to time we may become subject to litigation incidental to our business. Enertec and Micronet are not currently parties to any material legal proceedings.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed on NASDAQ under the symbol “MICT.” Our warrants are listed on NASDAQ under the symbol “MICTW.”

Until April 24, 2013, our common stock was quoted on the OTCQB, a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities, under the symbol “LPSTD.”

The following table sets forth, for the periods indicated, the range of high ask and low bid prices of our common stock on the OTCQB and the high and low sale prices on NASDAQ through December 31, 2014:

Quarter	High	Low
2014
First quarter	$6.37	$4.69
Second quarter	$4.71	$3.59
Third quarter	$5.24	$2.58
Fourth quarter	$4.36	$3.18

2013
First quarter	$8.75	$3.29
Second quarter	$12.25	$4.10
Third quarter	$5.99	$4.42
Fourth quarter	$5.4	$3.75

The following table sets forth, for the periods indicated, the range of high ask and low sale prices of our warrants on NASDAQ through December 31, 2014:

Quarter	High		Low
2014
First quarter		$2.83		$0.85
Second quarter		$1.1		$0.64
Third quarter		$0.88		$0.39
Fourth quarter		$0.75		$0.44

2013
First quarter	$		$
Second quarter		$1.75		$0.5
Third quarter		$1.599		$0.8
Fourth quarter		$1.4		$0.61

On March 30, 2015, the last reported sale price of our common stock on The NASDAQ Capital Market was $2.93 per share.

On March 30, 2015, the last reported sale price of our warrants on The NASDAQ Capital Market was $0.6 per warrant.

Holders

As of March 30, 2015, we had 5,856,246 shares of common stock outstanding and such shares were held by approximately 28 stockholders of record.

Dividends

We did not declare or pay cash dividends in either 2014 or 2013 and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We have no dividends policy and will consider distributing dividends on a year by year basis. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data.

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We operate primarily through two Israel-based companies, Enertec, our wholly-owned subsidiary, and Micronet, in which we have a controlling interest, which  develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet is a publicly-traded company on TASE and operates in the growing commercial MRM market and is a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. In June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of Beijer, or the Transaction, a U.S.-based vehicle business and operations located in Utah, or the Vehicle Business, and as a result adding to its business U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanding its U.S. customer base and presence with local fleets and local MRM service providers. As a result of this recent acquisition, Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah.

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

Our strategy is driven and focused on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products as well as the development of new potential segments and markets. Concurrent with our efforts to grow organically and in line with our strategy, we will continue to seek acquisitions that will complement and expand our product offerings, support our goals and increase our competitiveness. In order to help achieve our internal growth, we have expanded our production capacity and facilities. The acquisition of Micronet, or the Acquisition, and the Transaction serve our strategy to grow our business, and we believe that Micronet and its research and development, proprietary know-how and manufacturing capabilities will assist us in expanding our capability to provide turnkey solutions of computer based complex systems and solutions for commercial defense and aerospace applications as well. We strongly believe that by utilizing Micronet as our commercial arm we will be able to access new market segments and new customers, thereby increase our overall customer base. Our current target markets, in which we concentrate the majority of our resources, include the Israeli domestic market, the U.S. market and the European market.

In the second quarter of 2013, we closed an underwritten public offering of shares of Common Stock, and warrants to purchase shares of Common Stock for an aggregate consideration of $9,324,000 before deduction of issuance costs of $1,921,841 payable by us. The shares and warrants began trading on the NASDAQ on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Acquisition and the Transaction. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such changes do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

•
Amortization of note discount and related expenses - These interest expenses are non-cash and are related to amortization of discount of the UTA Capital LLC notes, the last of which was paid in January 2015. Such expenses do not reflect our on-going operations and all of them were incurred up to the end of fiscal 2014.

•
Change in fair value of call options and warrants – The change in fair value of the call options relating to the acquisition of Micronet is recorded as interest expense. The change in fair value is derived primarily from Micronet’s share price and does not reflect our on-going operations.

•
Stock-based compensation is share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

•
Expenses related to the purchase of a business - These expenses relate directly to the purchase of the Vehicle Business and consist mainly of legal and accounting fees, finder’s fees and travel expenses. We believe that these expenses do not reflect our operational performance. Therefore, we exclude them to provide investors with a consistent basis for comparing pre-and post-Vehicle Business purchase operating results.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Year ended December 31,
	(Dollars in Thousands, other than share and per share amounts)
	2014	2013
GAAP net loss attributable to Micronet Enertec Technologies, Inc.	$(2,139)	$(495)
Amortization of acquired intangible assets	492	332
Change in fair value of call options and warrants	299	170
Amortization of note discount and related expenses	67	1,641
Stock-based compensation	402	19
Expenses related to the purchase of a business	369	-
Income tax-effect of above non-GAAP adjustments	(32)	(50)
Total Non-GAAP net income (loss) attributable to Micronet Enertec Technologies, Inc.	$(542)	$1,617
Non-GAAP net income (loss) per diluted share attributable to Micronet Enertec Technologies, Inc.	$(0.09)	$0.31
Shares used in per share calculations	5,834,371	5,192,485
GAAP net income (loss) per diluted share attributable to Micronet Enertec Technologies, Inc.	$(0.37)	$(0.097)
Shares used in per share calculations	5,834,371	5,089,122

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues for the year ended December 31, 2014 were $34,238,000 as compared to $35,571,000 for the year ended December 31, 2013. These revenues represent a decrease of $1,333,000, or 3.7% in the Company’s revenues for the year 2014. The decrease is mainly due to a decrease in Micronet revenues of $1,600,000 mainly due to a reduction of unit volumes and prices to a major client, as compared to 2013.

Total revenues related to the aerospace and defense segment for the year ended December 31, 2014 were $11,583,000 as compared to $11,316,000 during 2013. Total revenues related to the MRM segment for the year ended December 31, 2014 were $22,655,000 as compared to $24,255,000 during 2013. Our Vehicle Business contributed $11,188,000 to our 2014 revenues.

Gross profit decreased by $3,215,000, or 24%, to $10,058,000 for the year ended December 31, 2014.  This is in comparison to gross profit of $13,273,000 for the year ended December 31, 2013.  Micronet’s gross profit decreased from 44% in the year ended December 31, 2013 to 31% for the same period in 2014, mainly due to a reduction of unit volumes and prices to a major client. Enertec’s gross profit increased from 23% in the year ended December 31, 2013 to 26%, for the same period in 2014, mainly due to changes in product mix. The contribution of the Vehicle Business to our gross profit was $3,558,000 for the seven months ended December 31, 2014.

Gross profit as a percentage of sales was 29% for the year ended December 31, 2014 compared to 37% for the year ended December 31, 2013.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the year ended December 31, 2014 were $1,947,000, as compared to $1,170,000 for the year ended December 31, 2013. This represents an increase of $777,000, or 66% for the year 2014. The increase is attributed to the following: (1) Enertec Systems selling and marketing costs contributed $264,000 and (2) the reminder of the increase in the sum of $1,683,000 is attributed to Micronet’s 2014  yearly costs. The increases are primarily due to enlarging the sales team of our MRM operation in the United States and travel expenses, as well as marketing expenses and initial consolidation of the Vehicle Business.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the year ended December 31, 2014 were $6,290,000 as compared to $4,179,000 for the year ended December 31, 2013. This represents an increase of $2,111,000, or 50%, for the year ended December 31, 2014. The increase is attributed to the initial consolidation of the Vehicle Business, shares and options granted to employees and other individuals and a $1,000,000 provision for doubtful debts given the uncertainty regarding certain payments from a major customer.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs for the year ended December 31, 2014 were $2,807,000 compared to $2,675,000 for the year ended December 31, 2013. This represents an increase of $132,000, or 5% for the year ended December 31, 2014. The increase in research and development is primarily due to the increase in research and development activities and costs of Enertec as well as an investment of a larger portion of Enertec's income in research and development activities. The research and development costs of Micronet were $2,279,000 for the year ended December 31, 2014, as compared with $2,257,000 for the year ended December 31, 2013. Research and development costs in Enertec increased from $418,000 for the year ended December 31, 2013 to $528,000 for the year ended December 31, 2014. This represents an increase of 26% in research and development costs.

In April 2013, Micronet submitted to the OCS a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of NIS 5.5 million (approximately $1.5 million) was approved by the OCS. This grant was provided by the OCS for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet received further confirmation for a grant from the OCS in the total amount of NIS 5.5 million (approximately $1.5 million). This grant was provided by the OCS for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate. To date, Micronet has received an aggregate of NIS 3.5 million (approximately $994,000) from the OCS under these two grants.

Net Income (Loss) from operation

Our net loss from operations for the year ended December 31, 2014 was $1,836,000 compared to an operating income of $4,592,000 for the year ended December 31, 2013. The decrease is mainly a result of the decrease in gross profit and increase in operating expenses as described above.

Finance Expenses, net

Financial expenses net, for the year ended December 31, 2014 were $296,000 compared to $2,293,000, for the year ended December 31, 2013. This represents a decrease of $1,997,000, or 87%, for the year ended December 31, 2014. The decrease in interest expenses in the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to the amortization of UTA’s note discount following a partial repayment of the note during 2013.

Net Income (loss) attributed to Micronet Enertec Technologies, Inc.

Our net loss attributable to Micronet Enertec was $2,139,000 in the year ended December 31, 2014 compared to net loss attributable to Micronet Enertec of $495,000 in the year ended December 31, 2013. This represents a decrease in net income of $1,644,000 as compared with the year ended December 31, 2013. The decrease is attributed mainly to the decrease in revenues and in gross profit margin as mentioned above and the initial consolidation of the Vehicle Business.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans and a loan from UTA Capital LLC, or UTA, as described below.

As of December 31, 2014, our total cash and cash equivalents and marketable securities balance was $14,998,000 (of which marketable securities amounted to $6,406,000), as compared to $19,794,000 (of which marketable securities amounted to $6,969,000), as of December 31, 2013. This reflects a significant decrease of $4,796,000 in cash and cash equivalents and marketable securities. The decrease in cash and cash equivalents is primarily a result of the funding of the acquisition of the Vehicle Business.

In connection with our acquisition of  the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI.  Under this agreement, FIBI loaned Micronet $4.85 million for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2.425 million of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2.425 million bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the loan, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan is secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of December 31, 2014, the balance on this loan (the Long Term Portion and the Short Term Portion) was approximately $4,018,000 and the interest rates were Prime plus 1.2% and Prime plus 1.5% for the Short Term Portion and the Long Term Portion, respectively.

On June 17, 2014, Enertec entered into a loan agreement, or the Mercantile Loan Agreement, with Mercantile Discount Bank Ltd., or Mercantile Bank, pursuant to which Mercantile Bank agreed to loan the Company approximately $3,631,000 on certain terms and conditions, or the Mercantile Loan. The proceeds of the Mercantile Loan were used by the Company: (1) to refinance previous loans granted to the Company in the amount of approximately $1,333,000; (2) to complete the purchase by the Company, via Enertec, of 1.2 million shares of Micronet constituting 6.3% of the issued and outstanding shares of Micronet; and (3) for working capital and general corporate purposes.

Pursuant to the terms of the Mercantile Loan Agreement: 1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45 percent, or the Mercantile Long Term Portion, and 2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7 percent, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%.The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of December 31, 2014, the balance on the Mercantile Loan was $3,228,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7%. for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3 million. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of December 31, 2014, the fair value of this Phantom Stock Option was less than $50,000.

On July 12, 2011, the Company entered into a Note and Warrant Purchase Agreement with UTA, or the Purchase Agreement (and as amended by that certain letter agreement dated as of August 16, 2011, and as further amended by that certain Second Amendment to Note and Warrant Purchase Agreement dated as of August 31, 2011 and that certain Third Amendment to Note and Warrant Purchase Agreement dated as of November 24, 2011, the Original Agreement), pursuant to which UTA, agreed to provide financing to the Company on a secured basis.

On March 8, 2013, UTA fully exercised certain warrants or the UTA Warrants, and the Company issued an aggregate of 726,746 shares of Common Stock to UTA upon such exercise, which represented approximately 18.3% of the Company’s outstanding Common Stock as of March 14, 2013. Of the UTA Warrants, warrants to purchase 476,113 shares of Common Stock, issued to UTA in September 2011, were exercised for the full amount of such shares at an aggregate exercise price of $476,000 based on an exercise price of $1.00 per share, which exercise price was paid by reducing the $480,000 liability the Company owed UTA for the amendments and releases described above. The remaining UTA Warrants to purchase 300,000 shares of Common Stock, issued to UTA in September 2012, were partially exercised for 250,633 shares through a cashless exercise method.

In May 2013, the Company repaid certain of its debt to UTA in the total amount of $1,185,000. In June 2013, the Company repaid additional amounts of its debt to UTA pursuant to a certain promissory note in a total amount of $282,000. On January 10, 2015, the Company repaid all of its remaining debt to UTA in the amount of $1,000,000.

As of December 31, 2014, our total current assets were $37,057,000, as compared to $39,210,000 at December 31, 2013. The decrease is mainly due to the decrease in cash and cash equivalents as described above.

Our trade accounts receivable at December 31, 2014 were $14,152,000 as compared to $13,467,000 at December 31, 2013. The increase is primarily due to increase in sales for the last quarter of 2014.

As of December 31, 2014, our working capital was $16,434,000, as compared to $26,436,000 at December 31, 2013. The decrease in the working capital primarily is due to the decrease in cash and cash equivalents and the increase of short term bank loans in connection with the funding of the acquisition of the Vehicle Business.

As of December 31, 2014, our total debt (including current portion on long-term loans from others) was $14,335,000 as compared to $9,121,000 at December 31, 2013. The increase in our total debt is mainly due to the funding of the acquisition of the Vehicle Business.

Our bank and other debt is composed of short-term loans amounting to $10,416,000 as of December 31, 2014 compared to $5,058,000 at December 31, 2013, and long-term loans amounting to $3,919,000 as of December 31, 2014 compared to $4,063,000 at December 31, 2013. The increase is  mainly due the acquisition of the Vehicle Business.

Our debt includes our bank debt described above, a working capital credit facility and a loan from UTA:

•
Our bank debt is composed of short-term loans to Enertec Electronics, Enertec  and Micronet amounting to $9,416,000 as of December  31, 2014 compared to $5,058,000 at December 31, 2013, and long-term loans amounting to $3,919,000 as of December 31, 2014 compared to $3,130,000 at December 31, 2013.  The short-term loans bear interest rates between Israeli prime (currently 1.75%) plus 0.7% to 2.45%.  The long-term loans have maturity dates between May 2017 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

•
Enertec has covenanted under its bank loans, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has met all of its bank covenants as of December 31, 2014.

•
Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics has met all of its bank covenants as of December 31, 2014.

•
In addition, Micronet has undertaken under its bank loan documents the following primary financial covenants: (1) a cash balance of not less than NIS 15 million; (2) a minimum equity of NIS 30 million and (3) total solvency ratio of not less than 30%. Micronet has met all of its bank covenants as of December 31, 2014.

•	The outstanding balance of the loan from UTA in the amount of $1,000,000 with an initial interest rate equal to 8% per annum, which was paid in one payment on January 10, 2015.

On April 29, 2013, we closed an underwritten public offering of an aggregate of 1,863,000 shares of common stock and issued warrants to purchase an aggregate of 1,012,500 shares of common stock, at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are currently exercisable and expire in 2018.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the organic and non-organic growth of our business. Among other activities, we plan to develop, manufacture and market larger-scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including but not limited to (1) the levels and costs of our research and development initiatives, (2) the cost of hiring, training and certifying additional highly skilled professionals (mainly engineers and technicians), and maintaining our management including sales and marketing personnel to promote our products, and (3) the cost and timing of the expansion of our development, manufacturing and marketing efforts.

The Company had paid the balance of the UTA loan in January 2015 and expects to pay off the current portion of certain bank loans in the amount $1,565,000 using its cash flow from operations or possibly additional debt or equity financings.

The Company has an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30 million.

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, we believe that we may need to raise additional funds if we want to materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks, and we may seek additional financing from them or through securities offerings, to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures. However, we may also undertake additional debt or equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all.

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

Impairment of long-lived assets and good will. In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset.

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

The Company adopted ASC Topic 740-10-05, “Income Tax,” which provides guidance for recognizing and measuring uncertain tax positions, and prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on de-recognition, classification and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.            Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing on pages F-2 to F-30 of this Annual Report are incorporated herein by reference.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2014. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on that assessment under those criteria, management has determined that, at December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The members of our board of directors and our executive officers, together with their respective ages and certain biographical information are set forth below. Mr. Lucatz receives no compensation for his services as a board member but is entitled to management services fees paid to a company under his control. Directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by and serve at the designation and appointment of the board of directors.

Name	Age	Position
David Lucatz	58	Chairman of the Board, Chief Executive Officer and President
Tali Dinar	43	Chief Financial Officer and Secretary
Shai Lustgarten	44	Former Vice President of Business Development, Chief Executive Officer of Micronet
Chezy Ofir(1)(2)	63	Director
Jeffrey P. Bialos(3)	59	Director
Jacob Berman(1)(3)(2)	66	Director
Miki Balin(1)(2)	44	Director

(1)	A member of the Audit Committee.

(2)	A member of the Compensation Committee.

(3)	A member of the Corporate Governance/Nominating Committee.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

David Lucatz. Mr. Lucatz was elected to our Board and appointed as our President and Chief Executive Officer in May 2010 and as a director of Micronet, our 62.5% owned subsidiary, in September 2012. Since May 2010, Mr. Lucatz has been serving as the President of Enertec. Since 2006, he has been the Chairman of the Board, President and Chief Executive Officer of DLC, a boutique investment holding company based in Israel specializing in investment banking, deal structuring, business development and public/private fund raising with a strong focus in the defense and homeland security markets. From 2001 until 2006, he was part of the controlling shareholder group and served as a Deputy President and Chief Financial Officer of I.T.L. Optronics Ltd., a publicly-traded company listed on TASE engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries. From 1998 to 2001, he was the Chief Executive Officer of Talipalast, a leading manufacturer of plastic products. Previously, Mr. Lucatz was an executive vice president of Securitas, a public finance investments group. Mr. Lucatz holds a B.Sc. in Agriculture Economics and Management from the Hebrew University of Jerusalem and a M.Sc. in Industrial and Systems Engineering from Ohio State University.

We believe that Mr. Lucatz’s experience over the last 25 years in management, operations, finance and business development in corporate turnaround, roll-up and M&A situations, as well as his experience in the electronics defense and homeland security sectors, make him suitable to serve as a director of the Company.

Tali Dinar. Ms. Dinar has served as our Chief Financial Officer since May 2010, the Chief Financial Officer of Enertec since November 2009 and the Chief Financial Officer of Micronet since November 2012. Since October 2009, Ms. Dinar has served as vice president, finance of DLC, where she serves as key advisor to the company’s management and is responsible for implementing internal controls driving major strategic financial issues. From 2007 until 2009, she served as chief controller of the Global Consortium on Security Transformation, a global homeland security organization. From 2002 until 2007, she was the chief controller of I.T.L. Optronics Ltd.  Ms. Dinar holds a B.A. in Accounting and Business Management from The College of Management Academic Studies and earned her CPA certificate in 1999.

Shai Lustgarten. Mr. Lustgarten has been the Chief Executive Officer of Micronet since July 2014 and was our Executive Vice President of Business Development  from November 2013 until July 2014. Mr. Lustgarten brings extensive and proven experience in similar positions with industrial global companies operating in international markets both in the defense and civil electronics fields and related industries. Prior to joining the Company, Mr. Lustgarten served from 2008 to 2013 as Vice President of Sales, Marketing & Chief Marketing Officer of TAT Technologies Group, a world leading supplier of electronic systems to the commercial and defense markets and prior to that for 2 years (2007-2008) as Director of Business Development of SGD Engineering Ltd, a provider of tailored defense & commercial aviation solutions. Between 2006-2007, Mr. Lustgarten served as Marketing & Business Development Director for Haargaz Group, a turnkey solution supplier for end users in the defense and communication private sector and as Chief Executive Officer of T.C.E. Aviation Ltd a CNC Manufacturing Facility and assemblies company between 2002-2006. Shai served as the assistant to the Military Attache at the Embassy of Israel in Washington D.C. from 1993 to 1997 and holds a B.Sc. of Business Management & Computer Science from the University of Maryland.

Professor Chezy Ofir. Professor Ofir has served on our board of directors since April 2013. He was appointed as a director of Micronet in September 2012. Professor Ofir has over 20 years of experience in business consulting and corporate management. During this period, Professor Ofir has served as a member of the boards of directors of a large number of companies in various sectors. Professor Ofir has been a director and Chairman of the Financial Reporting Committee of Makhteshim Agam, a leading manufacturer and distributor of crop protection products, has served as a director and member of all board committees of I.T.L. Optronics Ltd., a publicly-traded company listed on TASE engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries, and as a member of the board of directors, Chairman of the Audit Committee and member of all board committees of Shufersal, the largest food and non-food retail chain in Israel. He served as a member of the Executive Export Trade and Marketing Committee of the Industry and Trade Ministry of Israel where he evaluated company programs and formulated and recommended funding to the committee. Professor Ofir has been a faculty member at the Hebrew University for more than 20 years. Professor Ofir founded an Executive MBA program for CEOs, which is the first and only program of its kind in Israel. Additionally, Professor Ofir has been the Chairman of the Marketing Department at the Hebrew University Business School for fifteen years. Professor Ofir has been invited as a lecturer or research partner to many top universities, including Stanford University, University of California Berkeley, New York University and Georgetown University. Professor Ofir’s publications have been covered in media and leading international business magazines and papers, including The Financial Times, MIT Sloan Management Review and Stanford Business. Professor Ofir holds a B.Sc. and M.Sc. in Engineering and doctorate and master’s degrees in Business Administration from Columbia University.

We believe that Professor Ofir’s extensive experience in consulting companies on strategic processes, international business development, business and marketing strategy, establishing control systems, products and new product strategies and pricing strategy, makes him suitable to serve as a director of the Company.

Jeffrey P. Bialos has served on our board of directors since April 2013. Mr. Bialos has over 30 years of experience in a broad range of domestic and international legal, governmental and public policy positions. He served as Deputy Under Secretary of Defense for Industrial Affairs from January 1999 through December 2001 and in senior positions at the State and Commerce Department during the Clinton Administration and served on Defense Science Board task forces from June 1996 through June 1997. He also was appointed to the Secure Virginia Panel, Virginia’s homeland security board, by two Virginia Governors.  Mr. Bialos also  spent considerable time in private legal practice in Washington, D.C. with two large national law firms (currently, Sutherland, Asbill & Brennan LLP where he has been a partner since 2002 and, previously, Weil, Gotshal & Manges from January 1990 through June 1996). He has represented a wide range of domestic and foreign firms (including large multinational corporations and leading defense and aerospace firms), foreign governments, development institutions such as the European Bank for Reconstruction and Development and the International Finance Corporation, private equity funds, public-private partnerships and other entities, in a diverse range of corporate and commercial, adjudicatory, regulatory, policy and interdisciplinary matters. He has considerable experience in Europe, the Middle East and Asia. Mr. Bialos holds a J.D. from the University of Chicago Law School, a M.P.P. from the Kennedy School of Government at Harvard University and an A.B. from Cornell University.  He is a member of the New York Council on Foreign Relations.

We believe that  Mr. Bialos’ broad and intimate familiarity with the aerospace, defense, information technology, space and homeland security industries and the depth and breadth of his professional experience as a practicing lawyer and former government official, make him suitable to serve as a director of the Company.

Jacob Berman Mr. Berman has served on our board of directors since April 2013. Mr. Berman has extensive experience in the finance, banking, and real estate industries. Since 2002, Mr. Berman has been advising corporate clients and high net worth individuals in the entry and financing of credit and real estate related transactions as President of JB Advisors, Inc, a corporate and wealth management advisory firm. His previous experience includes acting as President of Thor Funding, LLC, an arm of Thor Equities, from 2004 to 2005, where he was responsible for business development and investor relations. Prior to his role with Thor Funding, LLC, Mr. Berman founded and served as Chief Executive Officer and a board member at Commercial Bank of New York. From 2008 to 2010, Mr. Berman also served as President of GoldCrest Funding, a financial services firm that specializes in trade financing, factoring and asset-based lending. Mr. Berman currently serves as Chairman of the board of directors of Israel Discount Bank of New York and as a member of the board of directors of Magal Security Systems, Ltd. Mr. Berman holds an M.B.A. from the University of Chicago and a B.A. in Economics and Accounting from Queens College.

We believe that Mr. Berman’s significant experience in the finance and banking industry, as well as his dual U.S. and Israeli citizenship, make him suitable to serve as a director of the Company.

Miki Balin Mr. Balin has served on our board of directors since April 2013. Mr. Balin has been the CEO and founder of Targetingedge Ltd., a subsidiary of TLVmedia Ltd since 2013. Prior to Targetingedge he founded WinBuyer in 2006 and Conversion Methods in 2004, which developed products for e-retailers. Mr. Balin has devoted much of his career to managing marketing-related ventures. Prior to establishing Conversion Methods and WinBuyer, he founded Balin, Adatto & Cohen, a leading healthcare consulting and advertising firm in Israel. He also managed a family-owned food distribution company, and served as general manager of the Rina Shinfeld Ballet Theatre, where he still serves as a director. In 2011, WinBuyer was awarded the “Best Product at eCommerce Expo” for its product Winbuyer 2.0.

We believe that Mr. Balins’ experience as a business and marketing executive make him suitable to serve as a director of the Company.

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

Corporate Governance

Our board of directors is currently comprised of five directors. Mr. Lucatz, our chairman, President and Chief Executive Officer, is not independent as that term is defined under the NASDAQ Listing Rules. Professor Ofir and Messrs. Bialos, Berman and Balin have been directors since our public offering. Each of Professor Ofir and Messrs. Bialos, Berman and Balin qualify as “independent” under the NASDAQ Listing Rules, and SEC rules with respect to members of boards of directors. Our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee, and otherwise meet the NASDAQ corporate governance requirements.

Our board of directors has three standing committees: the Compensation Committee, the Audit Committee and the Corporate Governance/Nominating Committee.

Audit Committee

The members of our Audit Committee are Professor  Ofir,  Mr. Berman and  Mr. Balin. Mr. Berman is the Chairman of the Audit Committee, and our board of directors has determined that Jacob Berman is an “Audit Committee financial expert” and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the NASDAQ rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.micronet-enertec.com. The primary responsibilities of our Audit Committee include:

•	Appointing, compensating and retaining our registered independent public accounting firm;
•	Overseeing the work performed by any outside accounting firm;
•
Assisting the board of directors in fulfilling its responsibilities by reviewing: (1) the financial reports provided by us to the SEC, our stockholders or to the general public and (2) our internal financial and accounting controls; and

•	Recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations.

Compensation Committee

The members of our Compensation Committee are Professor  Ofir, Mr. Berman and Mr. Balin. Mr.  Berman is the Chairman of the Compensation Committee and our board of directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and NASDAQ rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.micronet-enertec.com. The primary responsibilities of our Compensation Committee include:

•
Reviewing and recommending to our board of directors of the annual base compensation, the annual incentive bonus, equity compensation, employment agreements and any other benefits of our executive officers;

•
Administering our equity based compensation plans and exercising all rights, authority and functions of the board of directors under all of the Company’s equity compensation plans, including without limitation, the authority to interpret the terms thereof, to grant options thereunder and to make stock awards thereunder; and

•	Annually reviewing and making recommendations to our board of directors with respect to the compensation policy for such other officers as directed by our board of directors.

The Compensation Committee meets, as often as it deems necessary, without the presence of any executive officer whose compensation it is then approving. Neither the Compensation Committee nor the Company engaged or received advice from any compensation consultant during 2014.

Corporate Governance/Nominating Committee

The members of our Corporate Governance/Nominating Committee are Mr. Bialos and Mr. Berman. Mr.  Berman is the Chairman of the Corporate Governance/Nominating Committee and our board of directors has determined that all of the members of the Corporate Governance/Nominating Committee are “independent” as defined by NASDAQ rules and regulations. The Corporate Governance/Nominating Committee operates under a written charter that is posted on our website at www.micronet-enertec.com. The primary responsibilities of our Corporate governance and Nominating Committee include:

•
Assisting the board of directors in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board of directors committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the Chief Executive Officer and other executive officers; development and evaluation of criteria for board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with applicable corporate governance guidelines; and

•	Identifying and evaluating the qualifications of all candidates for nomination for election as directors.

Potential nominees will be identified by the board of directors based on the criteria, skills and qualifications that will be recognized by the Corporate Governance/Nominating Committee. In considering whether to recommend any particular candidate for inclusion in the board’s slate of recommended director nominees, our Corporate Governance/Nominating Committee will apply criteria including the candidate’s integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. No particular criteria will be a prerequisite or will be assigned a specific weight, nor do we have a diversity policy.  We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will result in a well-rounded board of directors and allow the board of directors to fulfill its responsibilities.

There have not been any changes in our process for nominating directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. The Code of Business Conduct and Ethics is available on our website at www.micronet-enertec.com and we will provide, at no charge, persons with a written copy upon written request made to us.

Item 11.         Executive Compensation

The following information is furnished for the years ended December 31, 2014 and December 31, 2013 for our named executive officers.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Based Awards	All Other Compensation (3)	Total
David Lucatz (4)	2013	$390,789	$-	-	$12,410	$403,199
Chief Executive Officer and President	2014	$421,471	$142,033	$123,955	$9,606	$697,065
Tali Dinar	2013	$134,613	-	-	$65,368	$199,981
Chief Financial Officer and Secretary	2014	$168,190	-	$39,666	$42,036	$249,892
Shai Lustgarten	2013	$89,083	-	-	$12,067	$101,150
Former Vice President of Business Development, Chief Executive Officer of Micronet	2014	$107,461	$23,816	$79,331	$15,476	$226,084

(1)	Salary paid partly in NIS and partly in U.S. dollars. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2014 and 2013, respectively.
(2)	Represents discretionary bonus in connection with the performance and achievements of the Company.
(3)
Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross-up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan. In addition, Ms. Dinar is entitled to receive director compensation from Micronet  as a member of the board of directors of Micronet,  pursuant to the Israeli Companies Law regulations (compensation and expenses reimbursement for independent directors). In 2014, Ms. Dinar’s compensation and expenses reimbursement  serving as a director of Micronet amounted to a total of $15,264.

(4)
In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company, for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the Audit Committee of the board of directors of Micronet approved the entry into a management and consulting services agreement with DLC, pursuant to which, effective November 1, 2012 Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees of NIS 65,000 (approximately $18,172) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s stockholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with the Company, effective November 1, 2012, which provides that we (via any of our directly or indirectly fully owned subsidiaries) will pay the entities controlled by Mr. Lucatz: (1) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (2) an annual bonus of 3% of the amount by which the annual earnings before interest, tax, depreciation and amortization, or EBITDA, for such year exceeds the average annual EBITDA for 2011 and 2010, and (3) a one-time bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding only a specified 2013 public equity offering, completed by us during the term of the agreement.

Employment Agreements

None of our employees is subject to a collective bargaining agreement.

On August 12, 2013, Ms. Dinar entered into an employment agreement with the Company, pursuant to which, Ms. Dinar (1) will receive monthly compensation, comprising base salary and customary Israeli pension and social benefits, of approximately 45,000 NIS (approximately $14,000), (2) shall be entitled to a monthly automobile and telephone allowance of approximately 13,000 NIS (approximately $3,600); and (3) shall be entitled to receive bonuses and stock options as shall be determined by the board of directors in consultation with the our Chief Executive Officer. Ms. Dinar may be deemed an at-will employee, as this employment agreement is not limited to certain duration. The agreement is terminable by either party by providing the other party with 90 days prior written notice. Upon termination, Ms. Dinar will be entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance unless such rights are denied as a matter of applicable law. However, if Ms. Dinar is terminated due to her committing a crime bearing moral turpitude or for causing the Company substantial harm resulting from a material breach of her duties to the Company, Ms. Dinar will not be entitled to receive any prior written notice, and severance may be denied. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

On November 7, 2012, Ms. Dinar entered into an employment agreement with Micronet whereby she shall devote 80% of her time to Micronet. Ms. Dinar’s monthly base salary is currently NIS 25,600 (approximately $6,400). Ms. Dinar may be deemed to be an at-will employee, since her agreement does not specify a term of employment; however, we may terminate the agreement at any time by providing Ms. Dinar with 90 days prior notice and Ms. Dinar may terminate the agreement at any time by providing us with 90 days prior notice. Upon termination, Ms. Dinar will be entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance pay unless such rights are denied as a matter of applicable law. However, if Ms. Dinar is terminated due to her committing a crime bearing moral turpitude or causing us substantial harm resulting from a material breach of her duties to us, Ms. Dinar will not be entitled to receive any prior notice, prior notice payment, in lieu thereof in connection with a termination initiated by Micronet, and severance pay may be denied. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

On November 17, 2013, Mr. Lustgarten entered into an employment agreement with the Company pursuant to which, Mr. Lustgarten: (1) received a monthly salary reflecting a company cost of 54,000 NIS (approximately $15,300); (2) was entitled to a car and phone monthly allowance of 12,500 NIS (approximately $3,500); (3) was entitled to receive bonuses and options as might have been determined by the board of directors in consultation with the Company’s Chief Executive Officer; and (iv) was entitled to customary Israeli pension funds and social benefits. The Employment Agreement was not limited to a certain duration. The agreement was terminable by either party at any time by providing a 90 days’ prior written notice to the other party. The agreement contained customary confidentiality, non-competition and non-solicitation provisions. On July 1, 2014, the Company and Mr. Lustgarten agreed to terminate his employment with the Company, effective immediately. Mr. Lustgarten was then appointed by the board of directors of Micronet as the Chief Executive Officer of Micronet, effective July 1, 2014.

Outstanding Equity Awards

On November 11, 2014, the Company issued 490,000 options to purchase an aggregate of 490,000 shares of common stock , to the Company’s and/or its subsidiaries executives. as follows:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date
David Lucatz	83,333	166,667	4.30	01/11/2024
Tali Dinar	26,667	53,333	4.30	01/11/2024
Shai Lustgarten	53,333	106,667	4.3	01/11/2024

Director Compensation

Name(1)		Fees earned ($)4	Option Awards ($)(2)(3)	All Other Compensation ($)5	Total ($)
Chezy Ofir	2014	$12,000	$6,847	2,483	$21,330
Jeffrey P. Bialos	2014	$12,000	$6,847	400	$19,247
Jacob Berman	2014	$12,000	$6,847	2,992	$21,839
Miki Balin	2014	$12,000	$6,847	1,100	$19,947

(1)           Mr. Lucatz, who serves as our Chairman, Chief Executive Officer and President, is not included in this table because he receives no compensation for his services as a director. The compensation received by Mr. Lucatz is as shown above in the Summary Compensation Table.

(2)           The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting for Stock Compensation (ASC) Topic 718. Assumptions used in the calculations for these amounts are included in Note 14 to our consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report.

(3)           As of December 31, 2014, each of the directors listed in the table above held options to purchase 10,000 shares of Common Stock at an exercise price of $4.30 per share, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on September 11, 2014. Such options vest within three years following the date of grant.

(4)           During 2014, our directors received compensation for serving on our board in the amount of $54,975. Independent directors received $12,000 plus applicable taxes for each year of service as directors.

(5)            Independent directors receive $250 (or $100 if the director participates via telephone or video conference) for each meeting in excess of three meetings in any month and reimbursement of expenses.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during 2014.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 30, 2015 with respect to the beneficial ownership of the outstanding common stock held by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) our current directors; (3) each of our named executive officers; and (4) our executive officers and current director as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address for each of the below persons is c/o Micronet Enertec Technologies, Inc., 27 Hametzuda St., Azur 58001 Israel.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholders
D.L. Capital Ltd.(2)	2,597,200	42.92%
UTA Capital LLC(3)	726,746	12.01%
Meidan(4)	600,000	9.91%
Directors and Named Executive Officers
David Lucatz(2)(5)	2,680,533	44.29%
Tali Dinar(5)	26,667	0.44%
Shai Lustgarten(5)	53,333	0.88%
Chezy Ofir(5)	1,667	0.03%
Jeffrey Bialos(5)	1,667	0.03%
Jacob Berman(5)	1,667	0.03%
Miki Balin(5)	1,677	0.03%

Directors and Executive Officers as a group (7 persons) (6)	2,767,201	45.73%

(1)
Applicable percentage ownership is based on 5,856,246 shares of Common Stock outstanding as of March 30, 2015, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 30, 2015 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 30, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Mr. Lucatz, by virtue of being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the board of directors of DLC, may be deemed to beneficially own the 2,597,200 shares of our Common Stock held by DLC.

(3)
According to information contained in Schedule 13G/A filed jointly on February 18, 2014 with the SEC and a Form 4 filed jointly on November 12, 2014 with the SEC by (1) UTA Capital LLC; (2) the members or beneficial owners of membership interests in UTA, which include (a) YZT Management LLC, a New Jersey limited liability company and the managing member of UTA, and (b) Alleghany Capital Corporation, a Delaware corporation and a member of UTA; (3) Alleghany Corporation, a publicly-traded Delaware corporation of which Alleghany Capital Corporation is a wholly-owned subsidiary; and (iv) Udi Toledano, the managing member of YZT Management LLC. Based on those filings and information subsequently available to us, as of March 30, 2015, UTA held sole voting and dispositive power with respect to such shares. YZT Management LLC, Alleghany Capital Corporation, Alleghany Corporation, and Udi Toledano have shared voting and dispositive power with respect to such shares by virtue of their relationships with UTA. UTA’s principal business address is 100 Executive Drive, Suite 330, West Orange, New Jersey.

(4)
According to information contained in a Schedule 13G/A filed on May 9, 2013 with the SEC. Based on this filing and information subsequently available to us, as of March 30, 2015, Meidan held sole voting and dispositive power with respect to such shares. Meidan's principal business address is 38A Lansell Road, Toorak, Australia VIC 3142.

(5)	Consists of common stock issuable upon the exercise of outstanding stock options.

(6)	Includes 2,767,201 shares of common stock issuable upon the exercise of stock options beneficially owned by the referenced persons.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	850,000	4.30	219,000
Equity compensation plans not approved by security holders	250,000	0	0
Total	1,100,000	4.30	219,000

Pursuant to our 2012 Stock Incentive Plan, as amended, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 750,000 shares of Common Stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. Stockholders will experience dilution in the event that shares of Common Stock are issued pursuant to the 2012 Stock Incentive Plan or any warrants that may be outstanding.

On March 30, 2015 our board of directors amended the 2012 Stock Incentive Plan and increased the number of shares of Common Stock available for issuance thereunder from 750,000 to 1,000,000. This amendment is subject to the approval of our stockholders.

In addition to the 2012 Stock Incentive Plan, on July 17, 2014, our board of directors adopted the 2014 Stock Incentive Plan pursuant to which our board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers. The board of directors has reserved 100,000 shares of the Company’s common stock for issuance pursuant to awards that may be made pursuant to the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan was approved by the stockholders on September 30, 2014.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Our policy is to enter into transactions with related parties on terms that are on the whole no less favorable to us than those that would be available from unaffiliated parties at arm’s length. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company, for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the Audit Committee of the board of directors of Micronet approved the entry into a management and consulting services agreement with DLC, pursuant to which, effective November 1, 2012 Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees of NIS 65,000 (approximately $16,667) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s stockholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with the Company, effective November 1, 2012, which provides that we (via any of our directly or indirectly fully owned subsidiaries) will pay the entities controlled by Mr. Lucatz: (1) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (2) an annual bonus of 3% of the amount by which the annual EBITDA for such year exceeds the average annual EBITDA for 2011 and 2010, and (3) a one-time bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding only a specified 2013 public equity offering, completed by us during the term of the agreement.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the transactions between the Company and UTA that occurred after UTA became the beneficial owner of more than five percent of our common stock.

Except as described above, no director, executive officer, principal stockholder holding at least 5% of our Common Stock, or any family member thereof, had or will have any material interest, direct or indirect, in any transaction, or proposed transaction, during 2013 or 2014 in which the amount involved in the transaction exceeded or exceeds $120,000.

Item 14.   Principal Accounting Fees and Services.

The fees billed by BDO Ziv Haft, our registered public accounting firm, for professional services provided to the Company for each of the last two fiscal years were as follows:

	Year ended on December 31, 2014	Year ended on December 31, 2013

Audit Fees	$100,000	$88,967

Audit-Related Fees	$47,420	-

Tax Fees	$27,203	$25,593

Total Fees	$174,623	$114,560

Audit Fees

Audit fees are for audit services for each of the years shown in this table, review of our quarterly financial results submitted on Form 10-Q, and performance of local statutory audits.

Audit-Related Fees

Audit-related fees relate to assurance and associated services that traditionally are performed by the independent auditor, including government approval, due diligence services and other services in connection with the Vehicle Business acquisition.

Tax Fees

Tax fees are for professional services rendered by our auditors for tax advice on actual or contemplated transactions and  OCS incentives.

Audit Committee Pre-Approval Policies and Procedures

Currently, the audit committee acts with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions. The audit committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the audit committee before the services were rendered.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

1.  Reference is made to the Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements under Item 8 of Part II appearing on pages F-1 through F-30 hereto, which are incorporated herein by reference.

2.  Financial Statement Schedules:

None.

3.   Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report:

Number	Description of Exhibits

2.1
Asset Purchase Agreement, dated May 6, 2014 between Micronet Ltd and Beijer Electronics Inc. (Incorporated by reference to Exhibit 2.1 of our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on June 12, 2014)

3.1
Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014)

3.2
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

10.1
Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) +

10.2
First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2012) +

10.3
Management and Consulting Services Agreement, dated November 26, 2012, between D.L. Capital Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.4
Management and Consulting Services Agreement, dated February 8, 2013, between Micronet Ltd. and D.L. Consulting Group (1998) Ltd. (English Translation) (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.5
Amended and Restated Note and Warrant Purchase Agreement, dated as of September 7, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012)

10.6
Letter Agreement, dated November 6, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013)

10.7
First Amendment to the Amended and Restated Note and Warrant Purchase Agreement, dated as of January 28, 2013, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013)

10.8
Secured Promissory Note, dated September 1, 2011, issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.9
Secured Promissory Note, dated September 7, 2012, issued to UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012)

10.10
Company Pledge and Security Agreement, dated as of September 1, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.11
2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-199752) filed with the Securities and Exchange Commission on October 31, 2014)+

10.12	2014 Stock Incentive Plan (Incorporated by reference to Exhibit “C” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014)+
10.13
Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014

10.14
Agreement, dated August 31, 2012, by and among Yehezkel Kaplan, Eli Nachum, Yoav Ben-Zvi and D.L. Capital Ltd. (English translation) (Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on December 14, 2012)

10.15
Special Personal Employment Agreement, dated November 7, 2012, between Micronet Ltd. and Tali Dinar (English Translation) (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) +

10.16
Personal Employment Agreement, dated October 1, 2011, between Tali Dinar and Enertec Electronics Ltd. (English Translation) (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) +

10.17
Summary of material terms of a December 17, 2012 bank loan to Enertec Electronics Ltd. (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.18
Shareholder Agreement, dated March 17, 2013, between Enertec Electronics Ltd. and Shlomo Shalev (English Translation) (Incorporated by reference to Exhibit 10.21 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.19
Summary of Loan Undertaking, dated May 29, 2014, by and between Micronet Ltd. and First International Bank of Israel. (Incorporated by reference to Exhibit 10.18 of our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on June 12, 2014)

21.1	List of Subsidiaries (Incorporated by reference to our Annual Report on Form 10-K, for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 19, 2014)
23.1*	Consent of Ziv Haft, BDO member firm
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101
The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2014, (ii) Consolidated Statements of Income for Years Ended December 31, 2013 and 2014, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2013 and 2014, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Filed herewith
** Furnished herewith
+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: March 31, 2015	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
David Lucatz

/s/ Tali Dinar	Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
Tali Dinar

/s/ Jeffrey P. Bialos	Director	March 31, 2015
Jeffrey P. Bialos

/s/ Jacob Berman	Director	March 31, 2015
Jacob Berman

/s/ Miki Balin	Director	March 31, 2015
Miki Balin

/s/ Chezy Ofir	Director	March 31, 2015
Chezy Ofir

MICRONET ENERTEC TECHNOLOGIES INC.

2014 CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Micronet Enertec Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Micronet Enertec Technologies, Inc. (the “Company”) and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel
March 30, 2015

/s/ Ziv Haft Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

MICRONET ENERTEC TECHNOLOGIES, INC.
 CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Par Value data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,592	$12,825
Marketable securities	6,406	6,969
Trade account receivables, net	14,152	13,467
Inventories	6,658	4,324
Derivative asset - call options	-	460
Other accounts receivable	1,249	1,165
Total current assets	37,057	39,210

Property and equipment, net	1,948	2,440
Intangible assets and others, net	4,416	1,076
Long term deposit	46	103
Goodwill	1,466	-
Total long term assets	7,876	3,619

Total assets	$44,933	$42,829

MICRONET ENERTEC TECHNOLOGIES, INC.
  CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Par Value data)

	December 31, 2014	December 31, 2013
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$9,416	$5,058
Current portion of long term notes	1,000	-
Trade accounts payable	7,588	4,361
Other accounts payable	2,619	3,355
Total current liabilities	20,623	12,774

Long term loans from banks	3,919	3,130
Long term notes, net of discount	-	933
Finance lease	56	109
Accrued severance pay, net	29	172
Deferred tax liabilities, net	57	113
Total long term liabilities	4,061	4,457

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 5,856,246 and 5,831,246 shares issued and outstanding as of December 31, 2014 and 2013, respectively.	6	6
Additional paid in capital	7,505	8,053
Accumulated other comprehensive income	325	1,389
Retained earnings	6,284	8,423
Micronet Enertec stockholders' equity	14,120	17,871

Non-controlling interests	6,129	7,727

Total equity	20,249	25,598

Total Liabilities and equity	$44,933	$42,829

 MICRONET ENERTEC TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Earnings Per Share data)

	Year ended December 31,
	2014	2013

Revenues	$34,238	$35,571
Cost of revenues	24,180	22,298
Gross profit	10,058	13,273
Operating expenses:
Research and development	2,807	2,675
Selling and marketing	1,947	1,170
General and administrative	6,290	4,179
Amortization of intangible assets	850	657
Total operating expenses	11,894	8,681
Income (loss) from operations	(1,836)	4,592

Finance expense, net	(296)	(2,293)
Other expense	-	(2)
Income (loss) before provision for income taxes	(2,132)	2,297
Provision for income taxes	242	496
Net income (loss)	(2,374)	1,801
Net loss (income) attributable to non-controlling interests	235	(2,296)
Net loss attributable to Micronet Enertec	$(2,139)	$(495)
(*) Loss per share attributable to Micronet Enertec:
Basic	$(0.37)	$(0.097)
Diluted	$(0.37)	$(0.097)
Weighted average common shares outstanding:
Basic	5,834,371	5,089,122
Diluted	5,834,371	5,089,122

MICRONET ENERTEC TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year ended December 31,
	2014	2013
Net income (loss)	$(2,374)	$1,801
Other comprehensive income, net of tax:
Currency translation adjustment	(1,086)	1,742

Total comprehensive income (loss)	(3,460)	3,543

Comprehensive loss (income) attributable to the non-controlling interests	825	(2,882)
Comprehensive income (loss) attributable to Micronet Enertec	$(2,635)	$661

MICRONET ENERTEC TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN EQUITY
 (In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares(*)	Amount	Capital	Earnings	Income	Interest	Equity
Balance, January 1, 2013	3,241,500	$3	$957	$8,918	$233	$6,757	$16,868
Issuance of shares and warrants, net	1,863,000	2	7,401	-	-	-	7,403
Stock based compensation	-	-	19	-	-	-	19
Exercise of warrants to acquire common stock	726,746	1	475	-	-	-	476
Dividend paid to non-controlling interest	-	-	-	-	-	(1,481)	(1,481)
Comprehensive income	-	-	-	(495)	1,156	2,882	3,543
Acquisition of non-controlling interest	-	-	(799)	-	-	(431)	(1,230)
Balance, December 31, 2013	5,831,246	$6	$8,053	$8,423	$1,389	$7,727	$25,598
Shares issued to service provider	25,000	-	94	-	-	-	94
Stock based compensation	-	-	308	-	-	-	308
Comprehensive loss	-	-	-	(2,139)	(1,064)	*(825)	(4,028)
Acquisition of non-controlling interest	-	-	(950)	-	-	(773)	(1,723)
Balance, December 31, 2014	5,856,246	$6	$7,505	$6,284	$325	$6,129	$20,249

*Includes $235 of net loss and $590 of other comprehensive income.

 MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,374)	$1,801

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,377	984
Marketable securities	883	(439)
Change in fair value of derivatives, net	297	170
Change in deferred taxes, net	(191)	(208)
Accrued interests on bank loans	72	328
Amortization of discount and change in value of long term convertible debenture, net	67	1,641
Stock based compensation	402	19
Changes in operating assets and liabilities (net of impact of acquisition):
Increase in trade account receivables	(1,643)	(2,769)
Decrease (increase) in inventories	(1,874)	3,853
Decrease in accrued severance pay, net	(143)	(966)
Decrease (increase) in other account receivables	106	(378)
Increase (decrease) in trade account payables	2,528	(340)
Decrease in other account payables	(835)	(118)
Net cash provided by (used in) operating activities	$(1,328)	$3,578

MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(230)	(336)
Marketable securities	(320)	(3,346)
Acquisition of a business (Appendix A)	(7,105)	-
Net cash used in investing activities	$(7,655)	$(3,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	3,713	113
Issuance of share and warrants, net	-	8,669
Receipt of long-term loan	5,571	1,296
Repayment of convertible note	-	(773)
Repayment of long-term banks loan	(2,454)	(2,179)
Acquisition of non-controlling interest	(646)	(675)
Exercise of call option over non-controlling interest	(925)	(310)
Dividend paid to non-controlling interest	-	(1,481)
Repayment of long-term notes	-	(2,500)
Net cash provided by financing activities	$5,259	$2,160

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,724)	2,056

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,825	10,611
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	(509)	158
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,592	$12,825

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$226	$311
Taxes	$119	$1,354

MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Appendix A

Acquisition of a business, net of cash acquired:

Inventory	$(1,360)
Property and equipment	(47)
Intangible assets	(4,232)
Goodwill	(1,466)
Total	$(7,105)

Acquisition of newly-consolidated subsidiary, net of cash acquired:

APPENDIX B –NON-CASH ACTIVITIES:

	Year ended December 31,
	2014	2013
Issuance costs paid in advance	$-	$1,269
Exercise of call option over non-controlling interest	$152	$242

MICRONET ENERTEC TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

A. Micronet Enertec Technologies, Inc., a U.S. based Delaware Corporation was formed in Delaware on January 31, 2002. On March 14, 2013 we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or “the Company”).

We operate through two Israel-based companies, Enertec Systems 2001 Ltd (“Enertec”), our wholly-owned subsidiary, and Micronet Ltd (“Micronet”), in which we held 62.5% as of December 31, 2014 and is controlled by us.

Micronet is a publicly traded company on the Tel Aviv Stock Exchange and operates in the growing commercial Mobile Resource Management (“MRM”) market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Micronet’s customers consist primarily of application service providers (“ASPs”), and solution providers specializing in the MRM market.

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

B. Micronet Acquisition of Beijer U.S. Vehicle Operations

On June 2, 2014, the Company, through Micronet, completed the acquisition of certain assets and liabilities (the “Transaction”), of Beijer Electronics Inc’s. (the “Seller”) U.S. vehicle business and operations related to the supply of panels to various transportation sectors (the “Vehicle Business”). The total purchase price of the Transaction was $7,105. The Vehicle Business results of operations were included in our consolidated reports commencing on the closing date. Upon the closing of the Transaction, Micronet incorporated a wholly-owned U.S.-based subsidiary in the state of Utah under the name Micronet Inc., through which the purchased business is conducted.

The Transaction was financed through, among other funds, a loan granted to Micronet pursuant to a loan agreement (the “Loan Agreement”), entered between Micronet and the First International Bank of Israel (the “Bank” and the “Loan”, respectively). Under the Loan Agreement, the Bank loaned Micronet $4,850 for the financing of the Transaction. Pursuant to the terms of the Loan Agreement, $2,425 of the Loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the Loan), (the “Long Term Portion”). The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2,425 bears interest at a variable rate adjustable rate of Prime plus 1.2 percent (3.45% percent as of the date of the Loan) (the “Short Term Portion”). The Short Term Portion is due and payable within one year from the date of the Loan, subject to renewal, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The Loan is secured mainly by a floating charge against Micronet's assets and a mortgage on a building owned by Micronet. The Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions.

NOTE 1 — DESCRIPTION OF BUSINESS - (continued)

B. Micronet Acquisition of Beijer US Vehicle Operations- (continued)

The purchase consideration was allocated to tangible assets and intangible assets acquired based on their estimated fair values using a purchase price allocation made by an independent third party appraisal. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $1,466, which is recognized as goodwill. Upon the purchase price allocation, an amount of $1,680 was allocated to technology to be amortized over a 5-year period, and an amount of $2,552 was allocated to estimated fair value of the customer relations intangible asset to be amortized over a 5-year period. The table below summarizes the estimates of the fair value of assets acquired at the purchase date.

Inventories	$1,360
Property and equipment	47
Identifiable intangible assets:
Customer relations	2,552
Core technology	1,680
Goodwill	1,466
Total assets acquired	$7,105

The contribution of the Vehicle Business results to our consolidated income and net income was $11,188 and $1,413, respectively, for the seven months ended December 31, 2014. The transaction costs amounted to $369 and were charged to general and administrative expenses.

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

	Year Ended December 31,	Year Ended December 31,
	2014	2013
Total revenues	$38,626	$46,303
Net loss	$(2,189)	$(641)

NOTE 1 — DESCRIPTION OF BUSINESS - (continued)

C.  Micronet Acquisition

On September 7, 2012, we, through our wholly-owned subsidiary and holding company, Enertec Electronics Ltd, an Israeli corporation (“Enertec Electronics”), acquired from three Israeli individuals who collectively were the former controlling shareholders of Micronet (the “Sellers”), 47.5% of the issued and outstanding shares of Micronet (the “Acquisition”), pursuant to a Stock Purchase Agreement (the “Agreement”).  As described below, pursuant to partial exercise of certain options granted to us under the Agreement and additional purchases of shares from former officers of Micronet, we currently own approximately 62.5% of the outstanding ordinary shares of Micronet. The Agreement also includes two call options granted to the Company (via Enertec Electronics) and a put option granted to Sellers.

On November 14, 2012 and on May 28, 2013, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Agreement and acquired an additional 996,000 ordinary shares of Micronet for  total consideration of $558, increasing its ownership at such time to 51% of the issued and outstanding shares of Micronet. On August 18, 2013, the Company purchased an additional 600,000 ordinary shares of Micronet from a former executive of Micronet for consideration of $676 and as a result, increased its holdings at such date to 54.3% of the issued and outstanding shares of Micronet. These holdings were thereafter diluted on November 4, 2013 as a result of the exercise of certain options by Micronet officers.  On June 11, 2014, the Company, via Enertec Electronics, exercised its right pursuant to the initial call option granted under the Agreement and acquired 1,200,000 ordinary shares of Micronet for  total consideration of $925, increasing its ownership at such time to 58.6% of the issued and outstanding shares of Micronet. On July 6, 2014, the Company, via Enertec Electronics, acquired 736,341 shares of Micronet from Mr. Rafi Katz, Micronet's former Chief Executive Officer, for consideration of $642. Following the completion of this last purchase, the Company increased its ownership in Micronet to 62.5% of the issued and outstanding shares of Micronet which reflects its holdings as of the date hereof.

Public Offering

In April 2013, the Company closed an underwritten public offering of 1,863,000 shares of Common Stock, and warrants to purchase 931,500 shares of Common Stock, at an offering price of $5.00 per share and $0.01 per warrant. The warrants have a per share exercise price of $6.25, are exercisable immediately, and expire on April 29, 2018. The warrants include only standard anti-dilution provisions. The gross proceeds to the Company, including the underwriter’s exercise of its over-allotment option, were $9,324 before deduction of issuance costs of $1,921 payable by the Company. The shares and warrants began trading on the NASDAQ Capital Market on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively. The Company analyzed the accounting treatment of the shares and warrants and classified as equity according to the appropriate accounting guidance.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Functional Currency

The functional currency of Micronet Enertec is the U.S. dollar. The functional currency of certain subsidiaries is their local currency. The financial statements of those companies are included in consolidation, based on translation into U.S. dollars. Assets and liabilities are translated at year-end-exchange rates, while revenues and expenses are translated at monthly average exchange rates during the year. Differences resulting from translation are presented in the consolidated statements of comprehensive income.

Use of Estimate

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s subsidiary Enertec enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenues on these long-term fixed-price contracts are recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of cost incurred to date on a contract relative to the estimated total expected contract cost. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs.

The Company recognizes revenues on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident. As of December 31, 2014, approximately $3,800  (on December 31, 2013: $4,300) of the accounts receivable balance was unbilled due to the customers’ payment terms.

Revenues from the sales of MRM  products are recognized when persuasive evidence of an arrangement exists; delivery has occurred, fee to its customer is fixed and determinable; and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery is occurred and acceptance is satisfied as the product leaves the Company premises.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of December 31, 2014 and 2013, the allowance for doubtful accounts amounted to $1,289 and $324, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over their estimated useful lives. Annual rates of depreciation are as follows:

Leasehold improvements	Over the shorter of the lease term or the life of the assets
Machinery and equipment	10 years
Furniture and fixtures	14 years
Transportation equipment	7 years
Computer equipment	3 years

Stock Based Compensation

The Company accounts for stock based compensation under the fair market value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues and amounted to $263 and $295 for the years ended December 31, 2014 and 2013, respectively.

Research and Development Costs

Research and development costs are charged to statements of income as incurred net of grants from the Israel Office of the Chief Scientist of the Ministry of Economy (“OCS”).

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2014 and 2013 were $32 and $23, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Earnings (loss) per Share

Basic net earnings per share is computed based on the weighted average number of ordinary shares outstanding during each year. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus dilutive potential ordinary shares considered outstanding during the year derived from potential exercise of warrants and stock options.

Impairment of Long-Lived Assets

The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the years ended December 31, 2014 and 2013, no indicators of impairment have been identified.

Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the assets are expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test.  The Company has two operating segments: Mobile Resource Management and Defense and Aerospace. The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any. As of December 31, 2014, the Company had a carrying amount of $1,466 from Micronet acquisition of the Vehicle Business.

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220-10, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income, comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, and other items.

The Company’s other comprehensive income for all periods presented is related to the effect of foreign translation losses.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

The Company applied FASB ASC Topic 740-10-05, “Income Taxes,” which provides guidance for recognizing and measuring uncertain tax positions and prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

Financial Instruments

1.
Concentration of credit risks:

Financial instruments that have the potential to expose the Company to credit risks are mainly cash and cash equivalents, bank deposit accounts, marketable securities and trade receivables.

The Company holds cash and cash equivalents, securities and deposit accounts at large banks in Israel, thereby substantially reducing the risk of loss.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists”, or ASU 2013-11. ASU 2013-11 eliminates diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carry forward or a tax credit carry forward exists. The adoption of ASU 2013-11 did not have a material impact on the Company’s financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in this standard change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update will be effective prospectively for annual periods beginning on or after December 15, 2014. The Company does not expect material impacts on its consolidated financial statements upon adoption.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede the most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is that an entity should recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the impact of the amended guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial statements – Going concern (subtopic 205-40),  Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-15”).  The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. The Company does not expect material impacts on its consolidated financial statements upon adoption.

NOTE 3 — FAIR VALUE MEASUREMENTS

Items carried at fair value as of December 31, 2014 and 2013 are classified in the table below in one of the three categories described in Note 2.

	Fair value measurements using input type
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,592	$-	$-	$8,592
Marketable securities	6,406	-	-	6,406
Derivative liability- phantom option	-	(49)	-	(49)
	$14,998	$(49)	$-	$14,949

NOTE 3 — FAIR VALUE MEASUREMENTS- (continued)

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,825	$-	$-	$12,825
Marketable securities	6,969	-	-	6,969
Derivative asset - call option	-	460	-	460
	$19,794	$460	$-	$20,254

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
	2014	2013
Raw materials	$6,009	$3,814
Work in process and finished product	649	510
	$6,658	$4,324

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Leasehold improvements	$832	$838
Machinery and equipment	2,144	2,214
Furniture and fixtures	250	250
Transportation equipment	126	126
Computer equipment	1,200	1,234
	4,552	4,662
Less accumulated depreciation	(2,604)	(2,222)
	$1,948	$2,440

Depreciation expenses totaled $527 and $327, for the years ended December 31, 2014 and 2013, respectively. During 2014, the Company recorded a reduction of $110 to the cost and $110 to accumulated depreciation of fully depreciated equipment no longer in use.

NOTE 6 — INTANGIBLE ASSETS AND OTHERS, NET

Composition:

	Useful life years	December 31,
		2014	2013
Original amount:
Technology	5	$2,010	$330
Customer related intangible assets	3-5	3,470	918
		$5,480	$1,248
Accumulated amortization:
Technology	5	$350	$88
Customer related intangible assets	3-5	1,012	408
	5	$1,362	$496
		$4,118	$752
Prepaid lease expenses		211	239
Deferred tax assets		87	85
		$4,416	$1,076

The estimated future amortization of the intangible assets (excluded of prepaid lease and deferred tax assets and prepaid lease) as of December 31, 2014 is as follows:

2015	$1,117
2016	912
2017	890
2018	846
2019	353
$4,118

NOTE 7 - SHORT TERM BANK LOANS:

Composition:

	Interest rate as of December 31, 2014	Linkage basis	Total short-term liabilities
			December 31,
	%		2014	2013
Due to banks	Prime plus 0.7%-Prime plus 2.45%	NIS	$7,851	$4,146
Less - Current portion			1,565	912
			$9,416	$5,058

As of December 31, 2014, the Company had short term bank credit of $9,416 comprised as follows: $1,565 current portion of long term loans and $7,851 of short term bank loans that bear interest of prime plus 0.7% through prime plus 2.45% paid either on a monthly or weekly basis.

As of December 31, 2013, the Company had short term bank credit of $5,058 comprised as follows: $912 current portion of long term loans and $4,146 of short term bank loans that bear interest of prime plus 0.7% paid either on a monthly or weekly basis.

The Company has committed to certain covenants under its bank loan. See also note 15.

NOTE 8 — LONG TERM LOANS FROM BANKS

1. Composition:

	Interest rate as of December 31, 2014	Linkage basis	Total long-term liabilities, net of current portion

			December 31,
	%		2014	2013
Due to banks	Prime plus 1.25%-Prime plus 2.45%	NIS	$5,484	$4,042
Less– current portion			(1,565)	(912)
			$3,919	$3,130

2. Long-term loans from banks are due as follows:

	December 31,
	2014	2013
Firs First year (current portion)	$1,565	$912
Second year	1,638	903
Third year	1,099	872
Fourth year and thereafter	1,182	1,355
	$5,484	$4,042

The Company has committed to certain covenants under its bank loan. See also note 15.

NOTE 9 — UTA CAPITAL LLC TRANSACTION

On July 12, 2011, the Company entered into a Note and Warrant Purchase Agreement with UTA Capital LLC (“UTA”), a Delaware limited liability company (the “Purchase Agreement”, and as amended by that certain letter agreement dated as of August 16, 2011, and as further amended by that certain Second Amendment to Note and Warrant Purchase Agreement dated as of August 31, 2011 and that certain Third Amendment to Note and Warrant Purchase Agreement dated as of November 24, 2011(the “Original Agreement”), pursuant to which UTA, agreed to provide financing to Micronet Enertec on a secured basis.

On March 8, 2013, UTA fully exercised certain warrants (the “UTA Warrants”), and the Company issued an aggregate of 726,746 shares of Common Stock to UTA upon such exercise, which represented approximately 18.3% of the Company’s outstanding Common Stock as of March 14, 2013. Of the UTA Warrants, warrants to purchase 476,113 shares of Common Stock, issued to UTA in September 2011, were exercised for the full amount of such shares at an aggregate exercise price of $476 based on an exercise price of $1.00 per share, which exercise price was paid by reducing the $480 liability the Company owed UTA for the amendments and releases described above. The remaining UTA Warrants to purchase 300,000 shares of Common Stock, issued to UTA in September 2012, were partially exercised for 250,633 shares through a cashless exercise method.

In May 2013, the Company repaid certain of its debt to UTA in the total amount of $1,185. In June 2013, the Company repaid additional amounts of its debt to UTA pursuant to a certain promissory note in a total amount of $282.

On January 10, 2015, the Company repaid all of its remaining debt to UTA in the amount of $1,000.

NOTE 10 — ACCRUED SEVERANCE PAY, NET

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

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2014	2013
Accrued severance pay	$1,523	$1,804
Less - amount funded	(1,494)	(1,632)
	$29	$172

NOTE 11 — PROVISION FOR INCOME TAXES

A.
Basis of Taxation

The Company’s Israeli subsidiaries are governed by the tax laws of the state of Israel which had a general tax rate of 25% in 2013 and 26.5% in 2014. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “Approved Enterprise Industrial Company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

In December 2010, new legislation amending the Law for Encouragement of Capital Investments of 1959 (the “Investment Law”), was adopted. This new legislation became effective as of January 1, 2011 and applies to preferred income produced or generated by a preferred company from the effective date. Under this new legislation, a uniform corporate tax rate applies to all qualifying income of certain Industrial Companies, or Preferred Enterprise (as defined under the Investment Law), as opposed to the previous law’s incentives, which were limited to income from Approved Enterprises and Privileged Enterprises during their benefits period. Under the new legislation, the uniform tax rates are as follows: 2011 and 2012 - 15% (10% in preferred area), 2013 and 2014 - 12.5% (7% in preferred area) and in 2015 and thereafter - 12% (6% in preferred area).

Effective beginning in 2014, the regular Israeli tax rate was 26.5% for Regular Entities and 16% or 9% for  Preferred Enterprises (depending on the location of industry). Both Micronet and Enertec are eligible for the tax rate for Preferred Enterprises. In 2014, Micronet was taxed at the 16% rate and Enertec was taxed at the 9% rate.

B.	Provision for Taxes

	Year ended December 31,
	2014	2013
Current:
Domestic	$-	$-
Foreign (Israel)	483	649

	483	649

Taxes related to prior years	(50)	55
Deferred:
Deferred taxes, net	(191)	(208)
Total provision for income taxes	$242	$496

C.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2014	2013

U.S. federal statutory rate	35%	35%
Tax rate difference between U.S. and Israel	(8.5)%	(10)%
Effect of Israeli tax rate benefit	(14)%	(5)%
Effect of previous years	(2)%	1%
Change in valuation allowance	(19)%	-%
Others	(2.8)%	-%

Effective Tax Rate	(11.3)%	21%

NOTE 11 — PROVISION FOR INCOME TAXES - (continued)

D.
Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2014 and 2013, the Company’s deferred taxes were in respect of the following:

	December 31,
	2014	2013
Net operating loss carry forward	$901	$163
Provisions for employee rights and other temporary differences	396	261
Deferred tax assets before valuation allowance	1,297	424
Valuation allowance	(901)	(163)
Deferred tax assets	396	261
Deferred tax liability	57	113
Deferred tax assets, net	$339	$148

E.
Tax losses

At December 31, 2014, the Company has a net operating loss carry forward of approximately $2,573, which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from this net operating loss carry forward, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

F.
Tax Assessments

The Company received final tax assessments in the United States through tax year 2010, and with regard to the Israeli subsidiaries received final tax assessments up until tax year 2010.

G.	Uncertain Tax Position The Company did not record any liability for income taxes associated with unrecognized tax benefits during 2014 and 2013.

NOTE 12 — RELATED PARTIES

In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company for the provision of management and consulting services to Micronet and the Company, respectively.

On November 7, 2012, the board of directors and the audit committee of Micronet approved the entry into a management and consulting services agreement with D.L. Capital Ltd., pursuant to which effective November 1, 2012, Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees of 65 NIS (approximately $16) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s shareholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013.

NOTE 12 — RELATED PARTIES - (continued)

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

Transactions with related parties

	Year ended December 31,
	2014	2013
Consulting fee paid to controlling shareholder	$573	$403
Stock based compensation granted to controlling shareholder	124	-
Total	$697	$403

NOTE 13 — SHAREHOLDER'S EQUITY

A.	Common stock:

Common Stock confers upon their holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B.	Stock Option Plan:

Pursuant to our 2012 Stock Incentive Plan as amended and approved at the Company’s Annual Meeting of Shareholders in September 2014, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 750,000 shares of common stock, subject to adjustments in the event of a stock split, stock dividend, recapitalization or similar capital change. Stock based compensation amounted to $308 and $19 for the years ended December 31, 2014 and 2013, respectively.

The exercise price of the options granted under the 2012 Stock Incentive Plan is set by the board of directors and will not be less than the closing sale price on NASDAQ at the grant date.  As of December 31, 2014, 144,000 stock options remain available for future awards under the 2012 Stock Incentive Plan. Under the 2012 Stock Incentive Plan, unless determined otherwise by the board, options generally vest over a two or three year period from the date of grant and expire 10 years after the grant date. Unvested options are forfeited 90 days following the termination of employment. Any options that are forfeited before expiration become available for future grants.

On July 17, 2014 the Company adopted the 2014 Stock Incentive Plan pursuant to which the board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers. The board of directors has reserved 100,000 shares of the Company's common stock for issuance pursuant to awards that may be made pursuant to the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan was approved by the stockholders on September 30, 2014.

NOTE 13 — SHAREHOLDER'S EQUITY- (continued)

B.	Stock Option Plan - (continued):

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2014:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2014	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2014	Exercise Price
	Years		$
20,000	8.5	6,667	4.3
586,000	9.91	188,667	4.3
606,000		195,334

	2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$

Options outstanding at the beginning of year	20,000	4.30	-	-

Changes during the year:
Granted	586,000	4.30	20,000	4.30
Exercised	-		-
Forfeited	-	-	-	-

Options outstanding at end of year	606,000		20,000

Options exercisable at year-end	195,334		-

Weighted-average fair value of options granted during the year	$1.36		$3.78

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2014 – 40% and 2013 –46%; risk-free interest rate: 2014 – 2% and 2013 – 3.2%; and expected life: 2014 and 2013 – 6.5 years.

NOTE 13 — SHAREHOLDER'S EQUITY- (continued)

B.	Stock Option Plan - (continued):

The Company is required to assume a dividend yield as an input in the Black-Scholes model. The dividend yield assumption is based on the Company’s historical experience and expectation of future dividends payouts and may be subject to change in the future.

The Company uses historical volatility in accordance with FASB ASC Topic 718, “Compensation - stock compensation”. The computation of volatility uses historical volatility derived from the Company’s exchange-traded shares.

The risk-free interest assumption is the implied yield currently available on U.S. Treasury zero-coupon bonds, issued with a remaining term equal to the expected life term of the Company’s options.

Pre-vesting rates forfeitures were zero based on pre-vesting for feature experience.

The Company uses the simplified method to compute the expected option term for options granted.

C.	Issuance of common stock:

In November 2014, the Company issued 25,000 restricted shares to a service provider under the 2014 Stock Incentive Plan. An expense of $94 was recorded at the grant date based on the market price of the issued shares on the grant date.

NOTE 14 — SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting” (“ASC 280-10”). ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods.

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: defense and aerospace segment conducted by Enertec and MRM conducted by Micronet.

Summarized financial information by segment for the years ended December 31, 2014, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Defense and aerospace	Mobile resource management	Consolidated
Revenues from external customers	$11,583	$22,655	$34,238
Segment operating income (loss)	671	(1) (1,000)	(329)
Not allocated expenses			1,507
Finance expenses			(296)
Consolidated loss before provision for income taxes			$(2,132)

(1) Includes $850 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.

NOTE 14 — SEGMENT REPORTING - (continued)

Summarized financial information by segment for the years ended December 31, 2014 and 2013:

Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013
Customer A	28%	23%
Customer B	19%	56%

Summarized financial information by segment for the years ended December 31, 2014 and 2013:

Revenue from customers in the geographic regions based on the location of customers’ headquarters is as follows:

	Year ended December 31,
	2014	2013
United States	$19,203	$21,275
Israel	11,824	11,652
Other	3,211	2,644
Total	$34,238	$35,571

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Lease commitments-

Micronet’s lease expired in June 2013, and was extended for two additional years until June 2015. Accrual rent fee is approximately $144 per year including a property management fee. Micronet Inc.'s lease expired in May 2016 and accrual rent fee is approximately $118 per year. Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel) and are located in Karmiel, Israel. Annual rent is approximately $241 per year. The lease term expires in June 2021, subject to two five-year extension options and early termination provision after five years, which we hold.

At December 31, 2014, total minimum cars and lease rentals under non-cancelable operating leases with an initial or remaining lease term of one year or more are as follows:

Year Ending December 31,	Amount
2015	$808
2016	515
2017	341
2018	$238

NOTE 15 — COMMITMENTS AND CONTINGENCIES- (continued)

Legal proceedings

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Covenants

•
Enertec Systems has committed to certain covenants under its bank loan, including, among other things that (i) its shareholder’s equity according to its financial statements will not fall below  17,000 NIS, and (ii) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec Systems has met all of its bank covenants as of December 31, 2014.

•
Enertec Electronics has covenants under its bank loan mainly in respect of separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics has met all of its bank covenants as of December 31, 2014.

•
In addition, Micronet has undertaken under its bank loan documents the following financial covenants : (i) a cash balance of not less than 15,000 NIS; (ii) a minimum equity of 30,000 NIS and (iii) total solvency ratio of not less than 30%. Micronet has met all of its bank covenants as of December 31, 2014.

Chief Scientist

In April 2013, Micronet submitted to the OCS a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of  5,500 NIS (approximately $1,500) was approved by the OCS. This grant was provided by the OCS for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet received further confirmation for a grant from the OCS in the total amount of 5,500 NIS (approximately $ 1,500). This grant was provided by the OCS for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount. Micronet is obligated to pay royalties to the OCS, amounting to 3%-3.5% from the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate. To date,  Micronet has received an aggregate of 3,500 NIS (approximately $994) from the OCS under these two grants.

NOTE 16 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A. Other accounts receivable:

	December 31,
	2014	2013
Prepaid expenses	$186	$211
Government departments and agencies	280	322
Deferred taxes	309	176
Others	474	456
	$1,249	$1,165

NOTE 16 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION - (continued)

B. Other Accounts Payable:

	December 31,
	2014	2013
Employees and wage-related liabilities	$1,267	$1,305
Government departments and agencies	385	496
Accrued expenses	556	1,266
Other current liabilities	411	288
	$2,619	$3,355

C. Earnings per Share:

Basic and diluted earnings per share were computed based on the average number of shares outstanding during each year.

The following table sets forth the computation of basic and diluted net earnings per share attributable to Micronet Enertec:

	Year ended December 31,
	2014	2013
Numerator:
Amount for basic earnings per share	$(2,139)	$(495)
Effect of dilutive instruments	-	-
Amount for diluted earnings per share	(2,139)	(495)

Denominator:
Denominator for basic earnings per share - weighted average of shares	5,834,371	5,089,122
Effect of dilutive instruments	-	-
Denominator for diluted net earnings per share - weighted average shares and assuming dilution	5,834,371	5,089,122
Basic earnings per share attributed to Micronet Enertec stockholders	$(0.37)	$(0.097)
Diluted earnings per share attributed to Micronet Enertec stockholders	$(0.37)	$(0.097)

NOTE 17 –SUBSEQUENT EVENTS

On January 10, 2015, the Company repaid its debt to UTA, for a total amount of $1,000.