Form 10-Q
period 2015-03-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2015-05-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2015

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

Yes ☐ No ☒

As of May 14, 2015, there were 5,856,246 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I - CONDENSED FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II - OTHER INFORMATION

Item 6.	Exhibits.	24

SIGNATURES	25

EXHIBIT INDEX	26

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(USD In Thousands, Except Share and Par Value Data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,051	$8,592
Marketable securities	6,224	6,406
Trade account receivables, net	12,744	14,152
Inventories	6,440	6,658
Other accounts receivable	1,224	1,249
Total current assets	32,683	37,057

Property and equipment, net	1,887	1,948
Intangible assets and others, net	4,160	4,416
Long term deposit	50	46
Goodwill	1,466	1,466
Total long term assets	7,563	7,876

Total assets	$40,246	$44,933

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(USD In Thousands, Except Share and Par Value Data)

	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$9,964	$9,416
Current portion of long term notes	-	1,000
Trade accounts payable	5,146	7,588
Other accounts payable	2,187	2,619
Total current liabilities	17,297	20,623

Long term loans from banks	3,557	3,919
Finance lease	44	56
Accrued severance pay, net	25	29
Deferred tax liabilities, net	43	57
Total long term liabilities	3,669	4,061

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 5,856,246 shares issued and outstanding as of March 31, 2015 and December 31, 2014	6	6
Additional paid in capital	7,574	7,505
Accumulated other comprehensive income	(293)	325
Retained earnings	5,579	6,284
Micronet Enertec stockholders' equity	12,866	14,120

Non-controlling interests	6,414	6,129

Total equity	19,280	20,249

Total liabilities and equity	$40,246	$44,933

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(USD In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues	$5,679	$5,567
Cost of revenues	3,928	3,515
Gross profit	1,751	2,052
Operating expenses:
Research and development	743	744
Selling and marketing	469	391
General and administrative	1,111	884
Amortization of intangible assets	302	93
Total operating expenses	2,625	2,112
Loss from operations	(874)	(60)

Finance expense, net	92	46
Loss before provision for income taxes	(966)	(106)
Provision for income taxes	(130)	79
Net loss	(836)	(185)
Net loss (income) attributable to non-controlling interests	(131)	147
Net loss attributable to Micronet Enertec	$(705)	$(332)
(*) Loss per share attributable to Micronet Enertec:
Basic	$(0.12)	$(0.06)
Diluted	$(0.12)	$(0.06)
Weighted average common shares outstanding:
Basic	5,856,246	5,831,246
Diluted	5,856,246	5,831,246

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(USD In Thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(836)	$(185)
Other comprehensive income net of tax:
Currency translation adjustment	(201)	(26)
Total comprehensive loss	(1,037)	(211)
Comprehensive income (loss) attributable to the non-controlling interests	(285)	71
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	(1,322)	(140)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(836)	$(185)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	233
Marketable securities	196	125
Change in fair value of derivatives, net	(5)	(71)
Change in deferred taxes, net	(132)	(38)
Accrued interests on bank loans	(25)	6
Amortization of discount and change in value of long term convertible debenture, net	-	50
Stock based compensation	69	6

Changes in operating assets and liabilities (net of impact of acquisition):
Decrease in trade account receivables	1,170	1,928
Decrease (increase) in inventories	158	(93)
Decrease in accrued severance pay, net	(4)	(34)
Decrease (increase) in other account receivables	137	(156)
Decrease in trade account payables	(2,443)	(716)
Decrease in other account payables	(438)	(1,052)
Net cash provided by (used in) operating activities	$(1,732)	$3

  MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (USD In Thousands)
  (Unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(100)	(69)
Marketable securities	(14)	(121)
Net cash used in investing activities	$(114)	$(190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	807	46
Repayment of long-term bank loans	(288)	(786)
Repayment of long-term notes	(1,000)	-
Net cash used in financing activities	$(481)	$(740)

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(2,327)	(927)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,592	12,825
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	(214)	61
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,051	$11,959

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

A. Micronet Enertec Technologies, Inc., a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or “the Company”).

We operate through two Israel-based companies, Enertec Systems 2001 Ltd (“Enertec”), our wholly-owned subsidiary, and Micronet Ltd (“Micronet”), in which we held 62.5% as of March 31, 2015 and is controlled by us.

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

NOTE 1 — DESCRIPTION OF BUSINESS - (continued)

B. Micronet Acquisition of Beijer US Vehicle Operations- (continued)

The Transaction was financed through, among other funds, a loan granted to Micronet pursuant to a loan agreement (the “Loan Agreement”), entered between Micronet and the First International Bank of Israel (the “Bank” and the “Loan”, respectively). Under the Loan Agreement, the Bank loaned Micronet $4,850 for the financing of the Transaction. Pursuant to the terms of the Loan Agreement, $2,425 of the Loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the Loan), (the “Long Term Portion”). The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2,425 bears interest at a variable adjustable rate of Prime plus 1.2 percent (3.45% percent as of the date of the Loan) (the “Short Term Portion”). The Short Term Portion is due and payable within one year from the date of the Loan, subject to renewal, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The Loan is secured mainly by a floating charge against Micronet's assets and a mortgage on a building owned by Micronet. The Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions.

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

The contribution of the Vehicle Business results to our consolidated income and net income was $1,892 and $212, respectively, for the three months ended March 31, 2015.

NOTE 1 — DESCRIPTION OF BUSINESS - (continued)

B. Micronet Acquisition of Beijer US Vehicle Operations- (continued)

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of the Vehicle Business for the periods shown as though the Transaction occurred as of the beginning of fiscal year 2014. The pro forma financial information for the periods presented includes the business combination accounting effects of the Transaction, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the Transaction had taken place at January 1, 2014. The unaudited pro forma financial information is as follows:

Three Months Ended March 31,
2014
Total revenues	$8,118
Net loss	$(142)

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2014, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION (Cont.)

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

Recent Accounting Pronouncements

In January 2015, the  Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-01 (ASU 2015-01), "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". ASU 2015-01 eliminates the requirement to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent. ASU 2015-01 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted from the beginning of the fiscal year of adoption. The Company does not expect material impacts on its consolidated financial statements upon adoption.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, ASU 2015-03 requires that the amortization of debt issuance costs be reported as interest expense. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. ASU 2015-03 should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect material impacts on its consolidated financial statements upon adoption.

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

NOTE 3 – FAIR VALUE MEASUREMENTS (Cont.)

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

Financial assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014, are summarized below:

	Fair value measurements using input type
	March 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$6,051	$-	$-	$6,051
Marketable securities	6,224	-	-	6,224
Derivative liabilities	-	(47)	-	(47)
Derivative liabilities - Phantom option	-	(44)	-	(44)
	$12,275	$(91)	$-	$12,184

	Fair value measurements using input type
	December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,592	$-	$-	$8,592
Marketable securities	6,406	-	-	6,406
Derivative assets	-	29	-	29
Derivative liabilities - Phantom option	-	(49)	-	(49)
	$14,998	$(20)	$-	$14,978

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	March 31, 2015	December 31, 2014

Raw materials	$5,662	$6,009
Work in process	778	649
	$6,440	$6,658

NOTE 5 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. Following the Acquisition, we have two operating segments: a defense and aerospace segment operated by Enertec and a mobile resource management segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Three months ended March 31, 2015
	Defense and aerospace	Mobile resource management	Consolidated

Revenues from external customers	$2,033	$3,646	$5,679
Segment operating loss	(89)	(1) (555)	(644)
Not allocated expenses			230
Finance expenses			(92)
Consolidated loss before provision for income taxes			$(966)

	Three months ended March 31, 2014
	Defense and aerospace	Mobile resource management	Consolidated
Revenues from external customers	$2,232	$3,335	$5,567
Segment operating income (loss)	(82)	(2) 257	175
Not allocated expenses			235
Finance expenses			(46)
Consolidated loss before provision for income taxes			$(106)

(1)	Includes $302 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.
(2)	Includes $93 of intangible assets amortization, derived from Micronet and Micronet Inc.acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

•	Demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

•	Leveraging our experience and other assets we possess to enhance Enertec’s (as defined below) product offerings;

• •	Integration of the vehicle business operation we acquired from Seller in 2014; Levels of research and development costs in the future;

•	Continuing control of at least a majority of Micronet's share capital;
•	The organic and non-organic growth of our business;

•	Our financing needs; and

•	The sufficiency of our capital resources.
Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Readers are also urged to carefully review and consider the various disclosures we have made in that report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We operate primarily through two Israel-based companies, Enertec our wholly-owned subsidiary, and Micronet in which we have a controlling interest, which  develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet is a publicly-traded company on the Tel Aviv Stock Exchange and operates in the growing commercial MRM market and is a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. In June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of the Vehicle Business for $7.1 million, and as a result adding to its business U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanding its U.S. customer base and presence with local fleets and local MRM service providers. As a result of this acquisition, Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah.

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

Our strategy is driven and focused on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products as well as the development of new potential segments and markets. Concurrent with our efforts to grow organically and in line with our strategy, we will continue to seek acquisitions that will complement and expand our product offerings, support our goals and increase our competitiveness. In order to help achieve our internal growth, we have expanded our production capacity and facilities. The acquisition of Micronet, or the Acquisition in September 2012 and the Transaction serve our strategy to grow our business, and we believe that Micronet and its research and development, proprietary know-how and manufacturing capabilities will assist us in expanding our capability to provide turnkey solutions of computer based complex systems and solutions for commercial defense and aerospace applications as well. We strongly believe that by utilizing Micronet as our commercial arm we will be able to access new market segments and new customers, thereby increase our overall customer base. Our current target markets, in which we concentrate the majority of our resources, include primarily the US market, the Israeli domestic market and the European market.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the U.S., or GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Transaction and the Acquisition. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such charges do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

•
Amortization of note discount and related expenses - These interest expenses are non-cash and are related to amortization of discount of the UTA Capital LLC, or UTA, notes, the last of which was paid in January 2015. Such expenses do not reflect our on-going operations and all of them were incurred up to the end of fiscal 2014.

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

Non-GAAP Financial Measures (Cont.)

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Three months ended March 31,
	(Dollars in thousands, other than share and per share amounts)
	2015	2014
GAAP net loss attributable to Micronet Enertec Technologies, Inc.	$(705)	$(332)
Amortization of acquired intangible assets	189	49
Change in fair value of call options and warrants	-	(73)
Amortization of note discount and related expenses	-	50
Stock-based compensation	69	6
Income tax-effect of above non-GAAP adjustments	(9)	(7)
Total Non-GAAP net loss attributable to Micronet Enertec Technologies, Inc.	$(456)	$(307)
Non-GAAP net loss per diluted share attributable to Micronet Enertec Technologies, Inc.	(0.08)	(0.05)
Shares used in per share calculations	5,856,246	5,831,246
GAAP net loss per diluted share attributable to Micronet Enertec Technologies, Inc.	(0.12)	(0.06)
Shares used in per share calculations	5,856,246	5,831,246

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues for the three months ended March 31, 2015 were $5,679,000, compared to $5,567,000 for the three months ended March 31, 2014. This represents an increase of $112,000, or an increase of 2%, for the three months ended March 31, 2015. The increase in revenues for the three months ended March 31, 2015, is primarily due to an increase in Micronet’s revenues of $311,000 resulting from a new customer out of which $1,893,000 derived from the vehicles acquired business. Enertec's revenues decreased by $199,000, or 9%, for the three months ended March 31, 2015, compared to the previous period last year mainly due to an increase of New Israeli Shekel, or NIS, to U.S. dollar exchange rate.

Total revenues related to the aerospace and defense segment for the three months ended March 31, 2015 were $2,033,000 as compared to $2,232,000 for the three months ended March 31, 2014. Total revenues related to the MRM segment for the three months ended March 31, 2015 were $3,646,000, as compared to $3,335,000 for the three months ended March 31, 2014.

Gross profit decreased by $301,000, to $1,751,000, and represents 31% of the revenues for the three months ended March 31, 2015.  This is in comparison to gross profit of $2,052,000 which represented 37% of the revenues for the three months ended March 31, 2014. Micronet’s gross profit decreased from 47% in the three months ended March 31, 2014 to 35%, for the same period in 2015, mainly due to a reduction of unit volumes and prices to a major client. Enertec’s gross profit increased from 21% in the three months ended March 31, 2014 to 23% for the same period in 2015, mainly due to changes in product mix.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three months ended March 31, 2015 were $469,000, compared to $391,000 for the three months ended March 31, 2014. This represents an increase of $78,000, or 20% for the three months ended March 31, 2015. The increase is primarily due to enlarging the sales team of our MRM operation in the United States and travel expenses.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three months ended March 31, 2015 were $1,111,000, compared to $884,000 for the three months ended March 31, 2014. This represents an increase of $227,000, or 26% for the three months ended March 31, 2015. The increase is mainly due to approximately $232,000 of costs related to the initial consolidation of the Vehicle Business for the three months ended March 31,2015.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs which include mainly wages,  materials and sub-contractors, for the three months ended March 31, 2015 were $743,000, compared to $744,000 for the three months ended March 31, 2014.

Net Loss from operations

Our net loss from operations for the three months ended March 31, 2015 was $874,000, compared to net loss from operations of $60,000 for the three months ended March 31, 2014. The decrease is mainly a result of the decrease in gross profit and increase in operating expenses as described above.

Finance Expenses, net

Finance expenses net, for the three months ended March 31, 2015 were $92,000, compared to expenses of $46,000 for the three months ended March 31, 2014. This represents an increase of $46,000 for the three months ended March 31, 2015. The increase in finance expense in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to increases in interest and bank commissions as well as exchange rate differences.

Net Income (loss) attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec Technologies, Inc. was $705,000 in the three months ended March 31, 2015, compared to net loss of $332,000 in the three months ended March 31, 2014. This represents an increase in net loss of $373,000 as compared to the same  period last year. The increase in net loss is attributed to the decrease in revenues and in gross profit margin as mentioned above.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into various bank loans, as described below.

Liquidity and Capital Resources (Cont.)

As of March 31, 2015, our total cash and cash equivalents and marketable securities balance was $12,275,000 (of which marketable securities amounted to $6,224,000), as compared to $14,998,000 (of which marketable securities amounted to $6,406,000), as of December 31, 2014. This reflects a decrease of $2,723,000 in cash and cash equivalents and marketable securities. The decrease in cash and cash equivalents is primarily a result of repayments of loans to banks and others and due to our negative operating cash flow for the period.

In connection with our acquisition of  the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI. Under this agreement, FIBI loaned Micronet $4,085,000 for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2,425,000 of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2,425,000 bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the loan, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan is secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of March 31, 2015, the balance on this loan (the Long Term Portion and the Short Term Portion) was approximately 3,747,000 and the interest rates were Prime plus 1.2% and Prime plus 1.5% for the Short Term Portion and the Long Term Portion, respectively.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45 percent, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7 percent, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of March 31, 2015, the balance on the Mercantile Loan was $3,130,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7%. for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Liquidity and Capital Resources (Cont.)

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3,000,000. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2,000,000. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of March 31, 2015, the fair value of this Phantom Stock Option was $44,000.

On July 12, 2011, the Company entered into a Note and Warrant Purchase Agreement with UTA or the Purchase Agreement (and as amended by that certain letter agreement dated as of August 16, 2011, and as further amended by that certain Second Amendment to Note and Warrant Purchase Agreement dated as of August 31, 2011 and that certain Third Amendment to Note and Warrant Purchase Agreement dated as of November 24, 2011, the Original Agreement), pursuant to which UTA agreed to provide financing to the Company on a secured basis.

In May 2013, the Company repaid certain of its debt to UTA in the total amount of $1,185,000. In June 2013, the Company repaid additional amounts of its debt to UTA pursuant to a certain promissory note in a total amount of $282,000. On January 10, 2015, the Company repaid all of its remaining debt to UTA in the amount of $1,000,000.

As of March 31, 2015, our total current assets were $32,683,000, as compared to $37,057,000 at December 31, 2014. The decrease is mainly due to the decrease in cash and cash equivalents and in trade accounts receivable as described above.

Our trade accounts receivable at March 31, 2015 were $12,744,000 as compared to $14,152,000 at December 31, 2014. The decrease is primarily due to the reduction in accounts receivable of Enertec as a result of a decrease in revenues for the three months ended March 31, 2015

As of March 31, 2015, our working capital was $15,386,000, as compared to $16,434,000 at December 31, 2014. The decrease in the working capital is primarily due to the decrease in cash and cash equivalents and decrease in trade accounts receivable.

As of March 31, 2015, our total debt was $13,521,000 as compared to $14,335,000 at December 31, 2014. The decrease in our total debt is mainly due to the repayment all of the remaining debt to UTA in the amount of $1,000,000 on January 10, 2015.

Liquidity and Capital Resources (Cont.)

Our bank and other debt is composed of short-term loans amounting to $9,964,000 as of March 31, 2015 compared to $10,416,000 at December 31, 2014, and long-term loans amounting to $3,557,000 as of March 31, 2015 compared to $3,919,000 at December 31, 2014. The decrease is mainly due repayments of loans to various banks and others.

Our debt includes our bank debt described above and a working capital credit facility:

• •
Our bank debt is composed of short-term loans to Enertec Electronics Ltd, Enertec  and Micronet amounting to $9,964,000 as of March 31, 2015 compared to $9,416,000 at December 31, 2014, and long-term loans amounting to $3,557,000 as of March 31, 2015 compared to $3,919,000 at December 31, 2014.  The short-term loans bear interest rates between Israeli prime (currently 1.65%) plus 0.7% to 2.45%.  The long-term loans have maturity dates between May 2017 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

Enertec has covenanted under its bank loans, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has met all of its bank covenants as of March 31, 2015.

•
Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics has met all of its bank covenants as of March 31, 2015.

•
In addition, Micronet has undertaken under its bank loan documents the following primary financial covenants: (1) The aggregate amount of deposits and marketable securities will not less than 85% of the aggregate amount of the loans; (2) a minimum equity of NIS 30 million and (3) total solvency ratio of not less than 30%. Micronet has met all of its bank covenants as of March 31, 2015.

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

Financing Needs (Cont.)

The Company had paid the balance of the UTA loan in January 2015 and expects to pay off the current portion of certain bank loans in the amount $1,492,000 using its cash flow from operations or possibly additional debt or equity financings.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 5.           Other Information

On May 13, 2015, the Board of Directors (the “Board”) of the Company appointed Mr. Eyal Leibovitz as its Chief Financial Officer effective July 12, 2015 and approved the terms of his employment pursuant to the Employment Agreement between the Company and Mr. Leibovitz dated May 13, 2015 (the “Employment Agreement”).

Mr. Leibovitz brings extensive and proven experience in similar positions with global companies operating in international markets and related industries. Prior to joining the Company, Mr. Leibovitz served for 4 years (2011-2015) as Chief Financial Officer of N-trig Inc. a provider of touch and pen (electronic inking) solutions, and prior to that for 4 years (2007-20011) as Chief Financial Officer of Kamada Ltd a biopharmaceutical company, currently traded on  NASDAQ (KMDA) and the Tel Aviv Stock Exchange.  Mr. Leibovitz  holds a B.A. in Business Administration from City University of New York, USA.

 Pursuant to the Employment Agreement, Mr. Leibovitz will receive: (i) a monthly salary reflecting company cost of 59,000 NIS (approximately US$15,325 currently); (ii) shall be entitled to a car; (iii) shall be entitled to receive bonuses and options as shall be determined by the Board in consultation with the Company’s Chief Executive Officer; and (iv) shall be entitled to customary Israeli pension funds and other social benefits. The Employment Agreement is not limited to a certain duration. The Employment Agreement is terminable by either party at any time by providing 90 days’ prior written notice. The Employment Agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

No family relationships exist between Mr. Leibovitz and any of the Company's  directors or other executive officers. There are no arrangements between Mr. Leibovitz and any other person pursuant to which Mr. Leibovitz was selected as an officer, nor are there any transactions to which the Company is or was a participant and in which Mr. Leibovitz has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

Mrs. Tali Dinar, former Chief Financial Officer of the Company shall remain in the position as Chief Financial Officer of Enertec Electronics Ltd, the Company’s wholly-owned subsidiary, and was appointed on May 13, 2015 as Chief Financial Officer of Micronet Ltd in which the Company has a controlling interest.

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

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: May 14, 2015	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Tali Dinar
Name: Tali Dinar
Title: Secretary and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith