Form 10-Q
period 2015-06-30
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2015-08-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2015

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

Yes ☐ No ☒

As of August 14, 2015, there were 5,865,221 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II - OTHER INFORMATION

Item 6.	Exhibits.	21

SIGNATURES	22

EXHIBIT INDEX	22

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(USD In Thousands, Except Share and Par Value Data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,078	$8,592
Marketable securities	6,533	6,406
Trade account receivables, net	12,979	14,152
Inventories	6,455	6,658
Other accounts receivable	1,439	1,249
Total current assets	33,484	37,057

Property and equipment, net	1,955	1,948
Intangible assets and others, net	3,925	4,416
Long term deposit	50	46
Goodwill	1,466	1,466
Total long term assets	7,396	7,876

Total assets	$40,880	$44,933

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(USD In Thousands, Except Share and Par Value Data)

	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$10,390	$9,416
Current portion of long term notes	-	1,000
Trade accounts payable	5,466	7,588
Other accounts payable	2,338	2,619
Total current liabilities	18,194	20,623

Long term loans from banks	3,629	3,919
Finance lease	37	56
Accrued severance pay, net	26	29
Deferred tax liabilities, net	29	57
Total long term liabilities	3,721	4,061

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 5,865,221 and 5,856,246 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	6	6
Additional paid in capital	7,677	7,505
Accumulated other comprehensive income (loss)	(120)	325
Retained earnings	4,991	6,284
Micronet Enertec stockholders' equity	12,554	14,120

Non-controlling interests	6,411	6,129

Total equity	18,965	20,249

Total liabilities and equity	$40,880	$44,933

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(USD In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

R Revenues	$11,426	$12,153	$5,747	$6,586
Cost of revenues	7,841	8,244	3,913	4,729
Gross profit	3,585	3,909	1,834	1,857

Operating expenses:
Research and development	1,466	1,618	723	874
Selling and marketing	819	759	350	368
General and administrative	2,238	2,482	1,127	1,598
Amortization of intangible assets	607	251	305	158
Total operating expenses	5,130	5,110	2,505	2,998

Loss from operations	(1,545)	(1,201)	(671)	(1,141)
Financial expenses, net	261	634	169	588

In Loss before provision for income taxes	(1,806)	(1,835)	(840)	(1,729)
Taxes on income	(167)	(37)	(37)	(116)

Net loss	(1,639)	(1,798)	(803)	(1,613)
Net loss attributable to non-controlling interests	(345)	(192)	(215)	(339)

Net loss attributable to Micronet Enertec Technologies, Inc.	(1,294)	(1,606)	(588)	(1,274)

Loss per share attributable to Micronet Enertec Technologies, Inc.
B Basic and diluted	$(0.22)	$(0.28)	$(0.1)	$(0.22)

WWeighted average common shares outstanding:
Basic and diluted	5,857,951	5,831,246	5,859,675	5,831,246

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(USD In Thousands)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Net loss	$(1,639)	$(1,798)	$(803)	$(1,613)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	182	212	383	238
Total comprehensive loss	(1,457)	(1,586)	(420)	(1,375)
Comprehensive income (loss) attributable to the non- controlling interests	282	149	(3)	220
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	$(1,739)	$(1,735)	$(417)	$(1,595)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,639)	$(1,798)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	847	428
Marketable securities	(88)	41
Change in fair value of derivatives, net	(6)	308
Change in deferred taxes, net	(389)	(179)
Accrued interests on bank loans	449	127
Amortization of discount and change in value of long term convertible debenture, net	-	56
Stock-based compensation	172	13

Changes in operating assets and liabilities (net of impact of acquisition):
Decrease in trade account receivables	1,101	800
Decrease (increase) in inventories	155	(725)
Decrease in accrued severance pay, net	(3)	(48)
Increase in other account receivables	(9)	(289)
Increase (decrease) in trade account payables	(2,122)	949
Decrease in other account payables	(294)	(1,072)
Net cash used in operating activities	$(1,826)	$(1,389)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (USD In Thousands)
  (Unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(184)	(123)
Acquisition of business, net of cash acquired (Appendix A)	-	(6,896)
Marketable securities	(39)	(196)
Net cash used in investing activities	$(223)	$(7,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term bank credit	2,823	3,402
Repayment of short-term bank loan	(2,175)	-
Repayment of long-term bank loan	(473)	(2,980)
Long-term bank loans	59	5,540
Exercise of call option over noncontrolling interest	-	(925)
Repayment of long-term notes	(1,000)	-
Net cash provided by (used in) financing activities	$(766)	$5,037

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(2,815)	(3,567)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,592	12,825
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	301	(35)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,078	$9,223

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

Appendix A

	Six months ended June 30,
	2015	2014
Acquisition of business, net of cash acquired:
Inventory	$-	$(1,360)
Property and equipment	-	(47)
Intangible assets	-	(4,232)
Goodwill	-	(1,466)
	-	(7,105)
Liability to seller	-	209
Net cash provided by acquisition	$-	$(6,896)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

A. Micronet Enertec Technologies, Inc., a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or “the Company”).

We operate through two Israel-based companies, Enertec Systems 2001 Ltd (“Enertec”), our wholly-owned subsidiary, and Micronet Ltd (“Micronet”), in which we held 62.9% as of June 30, 2015 and is controlled by us.

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

NOTE 1 — DESCRIPTION OF BUSINESS (Cont.)

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

The contribution of the Vehicle Business results to our consolidated income and net income was $4,403 and $692, respectively, for the six months ended June 30, 2015.

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

Six Months Ended June 30,
2014
Total revenues	$16,542
Net loss	$(1,615)

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the periods ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2014, and updated, as necessary, in this Quarterly Report on Form 10-Q.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION (Cont.)

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-04 (“ASU 2015-04”), “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, which provides a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. The ASU is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-04 to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), “Simplifying the Measurement of Inventory”, which requires that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Inventory measured using the last-in, first-out (LIFO) method and the retail inventory method are not impacted by the new guidance. The ASU is effective for annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of  ASU 2015-02 to its financial statements.

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

NOTE 3 – FAIR VALUE MEASUREMENTS (Cont.)

Financial assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014, are summarized below:

	Fair value measurements using input type
	June 30, 2015
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$6,078	$-	$-	$6,078
Marketable securities	6,533	-	-	6,533
Derivative assets	-	92	-	92
Derivative liabilities - Phantom option	-	(43)	-	(43)
	$12,611	$49	$-	$12,660

	Fair value measurements using input type
	December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,592	$-	$-	$8,592
Marketable securities	6,406	-	-	6,406
Derivative assets	-	29	-	29
Derivative liabilities - Phantom option	-	(49)	-	(49)
	$14,998	$(20)	$-	$14,978

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	June 30, 2015	December 31, 2014

Raw materials	$5,875	$6,009
Work in process	580	649
	$6,455	$6,658

NOTE 5 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: a defense and aerospace segment operated by Enertec and a mobile resource management segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Six months ended June 30, 2015
	Defense and aerospace	Mobile resource management	Consolidated

Revenues from external customers	$3,917	$7,509	$11,426
Segment operating loss	(50)	(1) (947)	(997)
Not allocated expenses			548
Finance expenses			(261)
Consolidated loss before provision for income taxes			$(1,806)

	Six months ended June 30, 2014
	Defense and aerospace	Mobile resource management	Consolidated
Revenues from external customers	$4,852	$7,301	$12,153
Segment operating income (loss)	(6)	(2) (583)	(589)
Not allocated expenses			612
Finance expenses			(634)
Consolidated loss before provision for income taxes			$(1,835)

(1)	Includes $607 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.
(2)	Includes $251 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.

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

Our strategy is driven and focused on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products as well as the development of new potential segments and markets. Concurrent with our efforts to grow organically and in line with our strategy, we will continue to seek acquisitions that will complement and expand our product offerings, support our goals and increase our competitiveness. In order to help achieve our internal growth, we have expanded our production capacity and facilities. The acquisition of Micronet, or the Acquisition, in September 2012 and the Transaction serve our strategy to grow our business, and we believe that Micronet and its research and development, proprietary know-how and manufacturing capabilities will assist us in expanding our capability to provide turnkey solutions of computer based complex systems and solutions for commercial defense and aerospace applications as well. We strongly believe that by utilizing Micronet as our commercial arm we will be able to access new market segments and new customers, thereby increase our overall customer base. Our current target markets, in which we concentrate the majority of our resources, include primarily the US market, the Israeli domestic market and the European market.

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

Non-GAAP Financial Measures (Cont.)

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net loss per diluted share attributable to Micronet Enertec:

	Six months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2015	2014
GAAP net loss attributable to Micronet Enertec	$(1,294)	$(1,606))
Amortization of acquired intangible assets	381	136
Change in fair value of call options and warrants	-	308
Amortization of note discount and related expenses	-	56
Stock-based compensation	172	13
Expenses related to purchase of a business	-	290
Income tax-effect of above non-GAAP adjustments	(17)	(15)
Total Non-GAAP net loss attributable to Micronet Enertec	$(758)	$(818)

Non-GAAP net loss per diluted share attributable to Micronet Enertec	$(0.13)	$(0.14)
Shares used in per share calculations	5,857,951	5,831,246
GAAP net loss per diluted share attributable to Micronet Enertec	$(0.22)	$(0.28)
Shares used in per share calculations	5,857,951	5,831,246

	Three months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2015	2014
GAAP net loss attributable to Micronet Enertec	$(588))	$(1,274)
Amortization of acquired intangible assets	192	87
Change in fair value of call options and warrants	-	381
Amortization of note discount and related expenses	-	6
Stock-based compensation	103	7
Expenses related to purchase of a business	-	290
Income tax-effect of above non-GAAP adjustments	(9)	(8)
Total Non-GAAP net loss attributable to Micronet Enertec	$(302)	$(511)

Non-GAAP net loss per diluted share attributable to Micronet Enertec	$(0.05)	$(0.09)
Shares used in per share calculations	5,859,675	5,831,246
GAAP net loss per diluted share attributable to Micronet Enertec	$(0.10)	$(0.22)
Shares used in per share calculations	5,859,675	5,831,246

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Revenues for the three and six months ended June 30, 2015 were $5,747,000 and $11,426,000, respectively, compared to $6,586,000 and $12,153,000 for the three and six months ended June 30, 2014, respectively. This represents a decrease of $839,000 and $727,000, or a decrease of 13% and 6%, for the three and six months ended June 30, 2015, respectively. The decrease in revenues for the three and six months ended June 30, 2015, is primarily due to a decrease in the aerospace and defence, revenues by $736,000 and $935,000, or 28% and 19%, for the three and six months ended June 30, 2015, respectively, compared to the previous period last year. The decrease is mainly due to the seasonal nature of Enertec's projects, fewer projects awarded and slower progress on specific projects.

Total revenues related to the aerospace and defense segment for the three and six months ended June 30, 2015 were $1,884,000 and $3,917,000, as compared to $2,620,000 and $4,852,000 for the three and six months ended June 30, 2014, respectively.  The decrease is mainly due to the seasonal nature of Enertec's projects, fewer projects awarded and slower progress on specific projects.

Total revenues related to the MRM segment for the three and six months ended June 30, 2015 were $3,863,000 and $7,509,000, as compared to $3,966,000 and $7,301,000 for the three and six months ended June 30, 2014, respectively. The contribution of the Vehicle Business results to our consolidated income was $2,511,000 and $4,403,000 for the three and six months ended June 30, 2015, respectively and the contribution of the Vehicle Business results to our consolidated net income was $480,000 and $692,000 for the three and six months ended June 30, 2015, respectively.

Gross profit decreased by $23,000 and $324,000, to $1,834,000 and $3,585,000, and represents 32% and 31% of the revenues for the three and six months ended June 30, 2015, respectively.  This is in comparison to gross profit of $1,857,000 and $3,909,000 which represented 28% and 32% of the revenues for the three and six months ended June 30, 2014, respectively. Micronet’s gross profit changed from 30% and 38% in the three and six months ended June 30, 2014 to 35% and 35%, for the same periods in 2015, respectively, mainly due to changes in product mix. Enertec’s gross profit increased from 25% and 23% in the three and six months ended June 30, 2014 to 26% and 24% for the same period in 2015, respectively.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and six months ended June 30, 2015 were $350,000 and $819,000, respectively, compared to $368,000 and $759,000 for the three and six months ended June 30, 2014, respectively. This represents a decrease and increase of $18,000 and $60,000, or 5% and 8% for the three and six months ended June 30, 2015, respectively.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and six months ended June 30, 2015 were $1,127,000 and $2,238,000, respectively, compared to $1,598,000 and $2,482,000 for the three and six months ended June 30, 2014 respectively. This represents a decrease of $471,000 and $244,000, or 29% and 10% for the three and six months ended June 30, 2015, respectively. The decrease is mainly due to the consolidation of various administrative functions,  reduction of headcount costs and the reduction of other one-time expenses such as, legal, consulting and accounting fees, following the acquisition of the Vehicle Business.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which include mainly wages, materials and sub-contractors, for the three and six months ended June 30, 2015 were $723,000 and $1,466,000, respectively, compared to $874,000 and $1,618,000 for the three and six months ended June 30, 2014, respectively. The decrease is mainly due to a reduction in research and development activities, including materials and sub-contractors, due to the reduction in revenues discussed above.

Net Loss from operations

Our net loss from operations for the three and six months ended June 30, 2015 was $671,000 and $1,545,000, respectively, compared to net loss from operations of $1,141,000 and $1,201,000 for the three and six months ended June 30, 2014, respectively. The changes in the three and six month periods is mainly a result of the change in gross profit and change in operating expenses as described above.

Finance Expenses, net

Finance expenses net, for the three and six months ended June 30 2015 were $169,000 and $261,000, respectively, compared to expenses of $588,000 and $634,000 for the three and six months ended June 30, 2014, respectively. This represents a decrease of $419,000 and $373,000 for the three and six months ended June 30, 2015, respectively. The decrease in finance expense in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 was primarily due to a loss in fair value of certain put and call options in 2014, granted in connection with the Acquisition.

Net loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec Technologies, Inc. was $588,000 and $1,294,000 in the three and six months ended June 30, 2015, respectively, compared to net loss of $1,274,000 and $ 1,606,000 in the three and six months ended June 30, 2014, respectively. This represents a decrease in net loss of $686,000 and $312,000 as compared to the same periods last year, respectively. The decrease in net loss is attributed to the decrease in operating and finance expenses as mentioned above.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into various bank loans, as described below.

As of June 30, 2015, our total cash and cash equivalents and marketable securities balance was $12,611,000 (of which marketable securities amounted to $6,533,000, as compared to $14,998,000 (of which marketable securities amounted to $6,406,000), as of December 31, 2014. This reflects a decrease of $2,387,000 in cash and cash equivalents and marketable securities. The decrease in cash and cash equivalents is primarily a result of the decrease in trade account payable and repayments of loans to banks and others.

In connection with our acquisition of the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI. Under this agreement, FIBI loaned Micronet $4,850,000 for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2,425,000 of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5% (3.75% as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2,425,000 bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the loan, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan is secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of May 28, 2015, Micronet repaid the Short-Term Portion and  borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of six months ending on November 29, 2015.

As of June 30, 2015, the balance on this loan (the Long Term Portion and the Short Term Portion) was approximately $3,768,000 and the interest rates were Prime plus 1.2% and Prime plus 1.5% for the Short Term Portion and the Long Term Portion, respectively.

On June 17, 2014, Enertec Electronics entered into a loan agreement, or the Mercantile Loan Agreement, with Mercantile Discount Bank Ltd., or Mercantile Bank, pursuant to which Mercantile Bank agreed to loan the Company approximately $3,631,000 on certain terms and conditions, or the Mercantile Loan. The proceeds of the Mercantile Loan were used by the Company: (1) to refinance previous loans granted to the Company in the amount of approximately $1,333,000; (2) to complete the purchase by the Company, via Enertec, of 1.2 million shares of Micronet constituting 6.3% of the issued and outstanding shares of Micronet; and (3) for working capital and general corporate purposes.

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of June 30, 2015, the balance on the Mercantile Loan was $3,347,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7%. for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, Enertec agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3,000,000. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2,000,000. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of June 30, 2015, the fair value of this Phantom Stock Option was $43,000.

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

As of June 30, 2015, our total current assets were $33,484,000, as compared to $37,057,000 at December 31, 2014. The decrease is mainly due to the decrease in cash and cash equivalents and in trade accounts receivable as described above.

Our trade accounts receivable at June 30, 2015 were $12,979,000 as compared to $14,152,000 at December 31, 2014. The decrease is primarily due to the reduction in accounts receivable of Enertec as a result of a decrease in revenues for the six months ended June 30, 2015

As of June 30, 2015, our working capital was $15,290,000, as compared to $16,434,000 at December 31, 2014. The decrease in the working capital is primarily due to the decrease in cash and cash equivalents and decrease in trade accounts receivable.

As of June 30, 2015, our total debt was $14,019,000 as compared to $14,335,000 at December 31, 2014

Our bank and other debt is composed of short-term loans amounting to $10,390,000 as of June 30, 2015 compared to $10,416,000 at December 31, 2014, and long-term loans amounting to $3,629,000 as of June 30, 2015 compared to $3,919,000 at December 31, 2014. The decrease is mainly due repayments of loans to various banks and others.

Our debt includes our bank debt described above and a working capital credit facility:

•
Our bank debt is composed of short-term loans to Enertec Electronics Ltd, Enertec  and Micronet amounting to $10,390,000 as of June 30, 2015 compared to $9,416,000 at December 31, 2014, and long-term loans amounting to $3,629,000 as of June 30, 2015 compared to $3,919,000 at December 31, 2014.  The short-term loans bear interest rates between Israeli prime (currently 1.60%) plus 0.7% to 2.45%.  The long-term loans have maturity dates between May 2017 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

●
Enertec has covenanted under its bank loans, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has met all of its bank covenants as of June 30, 2015.

•
Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics has met all of its bank covenants as of June 30, 2015.

•
In addition, Micronet has undertaken under its bank loan documents the following primary financial covenants: (1) The aggregate amount of deposits and marketable securities will not less than 85% of the aggregate amount of the loans; (2) a minimum equity of NIS 30 million and (3) total solvency ratio of not less than 30%. Micronet has met all of its bank covenants as of June 30, 2015.

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

The Company had paid the balance of the UTA loan in January 2015 and expects to pay off the current portion of certain bank loans in the amount $1,615,000 using its cash flow from operations or possibly additional debt or equity financings.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer (“CEO”) and Mrs. Tali Dinar, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: August 14, 2015	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Eyal Leibovitz
Name: Eyal Leibovitz
Title: Secretary and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith