Form 10-K
period 2015-12-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2016-04-14
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐    No ☒

The aggregate market value of the common stock, $0.001 par value, or Common Stock, of the registrant held by non-affiliates, as of June 30, 2015 was approximately $10,065,505 based on a per share price of $3.08, the price at which the Common Stock was last sold as of June 30, 2015.

As of April 14, 2016, there were 5,865,221 shares of the issuer’s Common Stock outstanding.

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year  ended December 31, 2015, or this Annual Report, to “Micronet Enertec,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to  Micronet Enertec Technologies, Inc., together with our wholly-owned subsidiaries and Micronet (as defined below). Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels. Our website address is included several times in this Annual Report as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report.

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

Micronet’s customers consist primarily of Application Service Providers, or ASPs, and solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for constructions and heavy equipment. Micronet products are used by customers in over 20 countries. The United States currently constitutes its largest market, representing approximately 83% and 85% of revenue for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, Micronet’s three largest customers represented approximately 18%, 16% and 11% of Micronet’s revenues, respectively, and 11%, 10% and 6% of the Company’s total revenues, respectively. During 2015, no other customer accounted for more than 10% of Micronet’s revenue.

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

On February 18, 2016, the Company  entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Novatel Wireless, Inc., or the Seller, pursuant to which the Company agreed to acquire certain assets and liabilities of the Seller used in the operation of its telematics hardware business, or the Telematics Business Acquisition. Pursuant to the Asset Purchase Agreement, the Company would pay to the Seller total cash consideration of approximately $12 million, or the Cash Consideration, and deliver to the Seller a promissory note in the principal amount of $12 million, or the Note, and together with the Cash Consideration, the Purchase Price.  The Company would be obligated to repay the principal amount of the Note in two installments of $6 million each, payable on the first and second anniversaries of the closing date. The Company expected to finance the Telematics Business Acquisition primarily with new debt and or equity. The Purchase Price and Note were subject to adjustment under certain circumstances.  The Asset Purchase Agreement provided that the Telematics Business Acquisition would close on or before  March 31, 2016, subject to certain extensions and termination provisions.  On April 11, 2016, the Seller notified the Company that it was terminating the Asset Purchase Agreement due to failure to meet such closing deadline and certain conditions required to extend it, and demanded a termination fee equal to $250,000 pursuant to the terms of the Asset Purchase Agreement.

Enertec operates in the defense and aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and,electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and market technological needs and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force, Israeli Navy and by foreign defense entities.

Approximately 79% and 82% of Enertec’s revenues for  the years ended December 31, 2015 and 2014 respectively, were from independent business units or groups within Israeli Aerospace Industries Ltd., or IAI, the leading Israeli defense system integrator, and approximately 5% and 7%, respectively, were from business units of Rafael Advanced Defense Systems Ltd., or Rafael, another Israeli government-owned major defense developer and integrator of critical weapon systems. We believe that these leading Israeli systems integrators (which consist of various and distinct business units or groups, each of which is a different potential customer) diversify our business, markets and revenue streams. The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air). Command and control systems represented approximately 49% and 45% of Enertec’s revenues for the years ended December 31, 2015 and 2014, respectively, and our automated test equipment represented approximately 51% and 55% of Enertec’s revenues for the years ended December 31, 2015 and 2014, respectively. Management believes that the demand for our products, systems and solutions is not affected significantly by fluctuations in any particular geographic market outside the State of Israel because our products, systems and solutions can be tailored to fit the needs of these different disciplines and are not limited to any specific geographic region.

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

•
Micronet, an Israel-based manufacturer and developer of rugged computers, tablets and computer based systems in which we hold a controlling interest. We currently own 62.86% of Micronet’s outstanding common shares and 62.73% on a fully diluted basis. As described above, in June 2014, Micronet completed the acquisition of Beijer’s MRM U.S.-based operations and business into its newly-formed wholly owned U.S. subsidiary operating under the name Micronet Inc. Micronet maintains marketing, assembly and sales operations in the United States.

Enertec

Enertec operates in the defense and aerospace markets. It designs, develops and manufactures computer based instruments and aerospace electronic solutions designed to operate in severe environments and battlefield conditions, primarily for military use in air, space land and sea. Enertec’s products are grouped into three  material product lines: computer-based command and control systems, automatic test equipment, and power supplies. The command and control systems are integrated in mission critical air defense missiles and other weapon systems and are designed to operate in severe environments. The automatic test equipment line includes a variety of test systems and simulators that test and assure combat readiness of various aircraft and missiles. The power supplies are uniquely designed to support our systems and are also supporting our customers as stand-alone solutions. Enertec’s solutions and systems are tailored to customers’ specifications and are, or are integrated into, critical weapon systems. Among our main solutions are:

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

New products

In addition to our traditional systems and products, we have been developing new systems, solutions and products in the following areas: (1) operationally resilient computers integrated into various weapon systems, (2) missile launch platforms, (3) command and control systems, (4) missiles communications systems, (5) generic testers for military equipment, and (6) power distributer units for robotic application (air, sea and land). These systems and products utilize advanced know-how developed by Enertec’s trained and highly-skilled technical personnel. During 2015, we focused our development resources and solution capabilities in the missile defense area and accordingly, received a significant order in this area of business. Management believes that Enertec’s know-how, capabilities and expertise will enable us to further increase our product offerings to existing and other customers’ strategic projects in space land, air and sea.

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

We expect a continuing demand in the missile defense niche  based on the increasing and growing use by defense forces around the world in various missiles and other electronic systems in different sectors such as self-defense missile systems, guided unmanned weapon systems, attack (air, sea and land) missiles and other missile systems. In view of the continuing defense trends to rely on missiles and missile defense systems as a significant factor in the defense strategy of armed forces worldwide, the global missile and missile defense system market is expected to continue to grow, according to the Global Missiles and Missile Defense Systems Market 2014-2024 report, published by Strategic Defense Intelligence on October 28, 2014. Cumulatively, the markets for missiles and missile defense systems are likely to account for the highest proportion of spending in the global missile and missile defense systems market.

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

By continuously diversifying into new and more complex products and fully scaled systems, we have been able to set Enertec apart from its competition. We also continue to increase our suite of custom products based on our proprietary designs and technologies. These products are core components of several long-term military programs spearheaded by our customers, which historically have expected purchase lifecycles over periods of up to 10 years. In addition, we have been recognized as a certified supplier for the U.S. Department of Defense and for the North Atlantic Treaty Organization alliance countries. We are currently in the midst of our marketing and sales efforts to promote our product offerings with major U.S. defense organizations.

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

As of December 31, 2015, approximately 84% of our annual revenues were from independent business units or groups within Rafael and the IAI, the two leading Israeli defense system integrators, as compared to 89% at December 31, 2014. These leading Israeli system integrators (which consist of various and distinct business units or groups, each of which is a different potential customer) create diversity to our business, markets and revenue streams.

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

Backlog

As of December 31, 2015, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $7.3 million (including $1.6 million in framework orders, which are orders that can be exercised from time to time but are an obligation of ours for the entire amount). As of December 31, 2014, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $8.1 million (including $1.8 million in framework orders).

Competition

The defense market in which we operate through Enertec is fractured, intensely competitive and our main competition comes from customers'  internal development and manufacturing divisions and a number of relatively small private Israeli companies that specialize in electronic systems. This intensely competitive market is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and changes in customer requirements. In order to maintain our competitive strength, we must continue to develop and introduce on a timely and cost-effective basis, new products and product features which are in line with the technological developments and emerging industry standards.

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

Employees

As of December 31, 2015, we had approximately 85 full-time employees at Enertec and 4 full-time employees at Enertec Electronics. Of these employees, 67 are employed in engineering and manufacturing positions, and the remainder are employed in sales, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Israeli labor laws and regulations apply to all employees based in Israel. The laws principally cover matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance. The payments to the National Insurance Institute amount to approximately 13.7% of wages, of which the employee contributes 60% and the employer contributes 40%.

Research and development expenditures

Research and development costs totaled approximately $559,000 and $528,000 for the years ended December 31, 2015 and 2014, respectively, which equates to approximately 6% and 5% of Enertec’s revenues during these years, respectively. These expenditures have adequately satisfied our research and development requirements. We are using our engineering resources to research and design new technologies, products and solutions that we expect to implement into the new projects and large military programs of our core customers.

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

Micronet

Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the latter located in Salt Lake City, Utah, from which Micronet Inc., operates. Micronet operates in the MRM market as a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. Micronet designs, develops, manufactures and sells rugged mobile computing devices (tablets) that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are design to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. The Micronet products provide fleet operators among other things, with visibility, through in-cab audio and video, into vehicle location,  fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver identification, hours working report, customer/organization working procedures and protocols, rout management, electronic logging and navigation based on tasks and time schedule. End user may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

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

Micronet’s strategy is to continue to leverage its market position in the U.S. and global markets, to become a market leader for MRM products and services.

Recent developments

Micronet believes that awareness and demand for MRM solutions is significantly increasing as customers seek to optimize their mobile asset utilization of commercial vehicle fleets and enhance workforce productivity and customer satisfaction.

In early 2014, Micronet launched its new Android family of products released to the market in different configurations. During 2015, Micronet continued to assimilate new technologies and additional features and improved its Android family of  products. The Android family of products support high computing power performance as well as maintain abilities in the MRM Fit For Purpose solutions (flexible customized solutions to fit customer requirements and unique needs). Our MRM family of products allows technological flexibility to our customers integrating their applications, and as a result increases the customer’s ability to respond to the rapidly growing safety and liability requirements in the field. The Android family of products provides customers with enhanced features and capabilities, optimized for their specific requirements, at a competitive price and has already achieved substantial sales. The Android tablet products are installed in large commercial fleets providing a comprehensive fleet management and MRM solution. With the Android family products on board, commercial fleet operators can go beyond standard ‘track and trace’ applications, to full mobile workforce management solutions, supporting driver electronic logs, in-cab navigation, in-cab scanning and printing, in-cab video driver training, two-way messaging and dispatch, form-based status reporting, and more.

Through its innovative approach, Micronet continues to design the next generation of tablets and expects to introduce new Android products in 2016. We believe that these new products will further improve the performance and respond to additional specific MRM requirements, allowing the customers to better achieve the desired results and performance.

Micronet’s key initiatives for future revenue growth include the following:

•	Expanding sales activities in the North American, European, African and the growing Asian markets which will include establishing strong relationships with new customers and partners.

•
Addressing the local fleet vertical of the MRM market with tablets that are specifically designed to support sales to local fleets through multiple value added resellers by offering advanced features at competitive prices. To our knowledge, the local fleet market is considered to be among the leading largest and fastest growing segments of the MRM market.

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

Market opportunity

We believe that Micronet is well positioned to pursue a substantial market opportunity. The MRM market, in which we operate through Micronet, is growing and is expected to continue its growth in the coming years. Our management analysis, supported by market research, estimated that on a global basis, subscribers to MRM services will grow to approximately 32 million by the end of 2016. Further, as indicated in market research reports, in the United States, which historically has been Micronet’s largest market, there are currently approximately 8.2 million units in service with MRM systems, and this number is projected to grow to approximately 10 million by the end of 2016. In 2015, the global penetration rate of MRM systems was approximately 12% and the global penetration rate is forecasted to grow to approximately 14% by the end of 2016. In the United States, market penetration is projected to grow from 25% in 2015 to almost 30% by the end of 2016.

This market opportunity is driven, among other things, by new and further comprehensive legislation and regulatory requirements imposed on fleet management operators by the Federal Motor Safety Administration, or FMCSA, which include the need to comply with regulatory Hours of Service, or HOS, driver activity reporting requirements.

On December 10, 2015, the FMCSA announced the adoption of  the final rules and implementation schedule of its Electronic Logging Device mandate, or ELD mandate. The ELD mandate enables professional truck drivers and commercial motor carriers to track HOS compliance easily and efficiently. By 2019, truck drivers and carriers subject to the ELD Mandate rules are required to use certified, registered ELDs that comply with the requirements of the ELD regulations.

Products and Services

Micronet currently offers various mobile computing devices and tablets to the market, running on both Android and Microsoft operating systems, in various screen size ranges (5-7 inches), that range from basic display products to fully comprehensive display, available in a variety of product configurations and prices. Micronet generates revenues primarily through the sale of its hardware products to service providers who sell those to end users. Micronet does not typically enter into service or maintenance contracts with respect to its products. Micronet customarily provides its customers with a 12-month warranty, with an option to extend such warranty, subject to the payment of applicable fees. Micronet’s technical support and development tool kit, or DTK, support services generate the balance of Micronet’s revenues

Strategy

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

Sales and Marketing

Micronet’s customers consist primarily of ASP's, and solution providers specializing in the fleet and MRM markets. Currently, Micronet does not sell to end users. Its customers are generally leading service providers of commercial solutions that integrate a wide range of positioning technologies and computing fleet communications in the MRM market.

Micronet products are used by customers in over 20 countries. The United States currently constitutes Micronet’s largest market, representing approximately 83% of Micronet’s revenue for the year ended December 31, 2015 and 85% for the year ended December 31, 2014. In any given year, a single customer may account for a significant portion of Micronet’s revenues. For the year ended December 31, 2015, our 5 largest customers represented approximately individually 18%, 16%, 11%, 7% and 6% of Micronet’s revenues, respectively. In the year ended December 31, 2015, no other customer accounted for more than 10% of Micronet’s revenues. Our sales team consisted of 3 dedicated sales managers as of December 31, 2015.

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

During the fiscal years ended December 31, 2015 and 2014, Micronet spent NIS 7.7 million (approximately $1.9 million) and NIS 8.2 million (approximately $2.3 million), respectively, on research and development activities. Micronet uses its own resources to finances its research and development activities and none of the cost of such activities is borne by its customers.

In April 2013, Micronet submitted to the Israeli Office of the Chief Scientist of the Ministry of Economy, or OCS, a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of NIS 5.5 million (approximately $1.5 million) was approved by the OCS. This grant was provided by the OCS for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet  received further confirmation for a grant from the OCS in the total amount of NIS 5.5 million (approximately $1.5 million).  This grant was provided by the OCS for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount. During 2015, Micronet received further confirmation for a grant from the OCS in the total amount of NIS 5.1 million (approximately $1.3 million)  at a level of 40% from the aforementioned amount.  We are obligated to pay royalties to the OCS amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate. To date, Micronet has received an aggregate of NIS 4.5 million (approximately $1.2 million) from the OCS under these three grants.

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

•	short “food chain” professional and direct marketing methodology focused on main target customers;

•	reputation as a leading supplier in relevant markets;

•	lasting working relationships with customers;

•	an experienced, dedicated and competent management team;

•	ELD compliant products; and

•	Proprietary technology and know-how that allows rapid configuration and implementation of new solutions to meet the special customer needs.

Micronet currently operates via two facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah. These two operating facilities give Micronet additional manufacturing and marketing flexibility to serve the market’s needs, reduce its operational risk, improve its U.S. presence  and provide management with additional tools to support the business.

Manufacturing

With the exception of certain components purchased from subcontractors, Micronet manufactures and assembles its products and solutions using its own facilities in Israel and the United States using its capabilities and resources, which enable it to control and manage the manufacturing and assembly process and ensure timely delivery. The Israeli facilities are primarily used for the manufacturing process while the United States facilities are primarily used for final assembly and shipment activities. The manufacturing process includes development of electronic cards, assembly of microchips on the electronic cards and the assembly thereof within the unit, final testing and quality tests. On a case by case basis, subcontractors specializing in certain development or manufacturing aspects may be retained to achieve improvement, efficiency or reduction of costs of development and/or manufacturing processes.

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

Employees

As of December 31, 2015, Micronet had approximately 64 full-time employees. Of these employees, 31 are employed in manufacturing positions, and the remainders are employed in sales, research and development, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good and sustainable relations with our employees.

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

The payments to the National Insurance Institute amount to approximately 14.4% of wages, of which the employee contributes 60.5% and the employer contributes 39.5%.

We, including all of our subsidiaries, employed an aggregate of 153 employees on December 31, 2015.

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

We currently depend on the continued services and performance of our executive officers, particularly David Lucatz, our Chairman and also Micronet’s Chairman and President. Mr. Lucatz also serves as the President, Chairman and Chief Executive Officer of D.L. Capital Ltd., or DLC, the primary asset of which is its ownership of shares of our common stock. We have a management and consulting services agreement with DLC. Pursuant to a separate management and consulting services agreement, Mr. Lucatz has agreed to devote 60% of his time to Micronet matters for the term of that agreement. Our business and results of operations may suffer if Mr. Lucatz,  other executive officers or directors, are unable to devote the attention necessary to our overall business strategy and operations.

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

A significant portion of our annual revenues in the past two years were derived from a few leading customers that are large scale strategic Israeli defense groups. In the MRM industry a significant portion of our MRM annual revenues derived from a few leading customers. As of December 31, 2015, we had five customers that combined account for approximately 58% of our revenues.

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

Micronet and Enertec currently receive certain tax benefits under the Israeli Law for Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an “Approved Enterprise.” To maintain their eligibility for these tax benefits, Micronet and Enertec must continue to meet several conditions including, among others, generating more than 25% of its gross revenues outside the State of Israel and continuing to qualify as an “Industrial Company” under Israeli tax law. An Industrial Company, according to the applicable Israeli law (Law for the Encouragement of Industry (Taxes), 1969), is a company that resides in Israel (either incorporated in Israel or managed and controlled from Israel) that, during the relevant tax year, derives at least 90% of its income from an Industrial Factory. An Industrial Factory means a factory that is owned by an Industrial Company and where its manufacturing operations constitute a vast majority of the factory’s total operations/business. The tax benefits of qualifying as an Industrial Company include a reduction of the corporate tax from 26.5% for “Regular Entities” and 16% or 9% for “Preferred Enterprises” (depending on the location of industry) in 2015. In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future. There is no assurance that Micronet and Enertec will continue to qualify for these tax benefits or that such tax benefits will continue to be available at their current level, or at all. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and Enertec and, accordingly, reduce our net profit after tax and negatively impact our profits.

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

We currently hold 62.86% of Micronet’s outstanding ordinary shares through our subsidiary Enertec Electronics. If we are unable to consider Micronet as a consolidated subsidiary, our financial condition and results of operations may be adversely affected and may cause interest in or the market price of our securities to decline.

Risks Related to Ownership of our Securities

Your ability to influence corporate decisions may be limited because ownership of our common stock is concentrated.

As of April 14, 2016, Mr. Lucatz, our Chairman, Chief Executive Officer and President beneficially owns 2,597,200 shares, or approximately 44.28% (and 36.14% on a fully diluted basis) of our outstanding common stock. As a result, Mr. Lucatz, may effectively control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and this may have a material adverse effect on the trading price of our common stock.

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

We did not declare or pay cash dividends in either 2015 or 2014 and do not expect to pay dividends for the foreseeable future.

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

Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel). Enertec’s offices and facilities currently consist of approximately 25,000 square feet located in Karmiel, in the north of Israel leased at approximately $237,000 per year for the remaining lease duration. The lease term expires in June 2021, subject to two five-year extension options and an early termination provision after five years, which we hold. We believe that Enertec’s present facilities are suitable for its existing and projected operations for the near future.

Micronet currently maintains two facilities in adjacent buildings in Azur, Israel. Both of these facilities are leased, one under a long-term lease, or the Long Term Lease, under which Micronet has purchased “like ownership” rights from the Israeli Land Administration. The facility subject to the Long Term Lease is used as Micronet’s headquarters and the other facility is an industrial building which houses its factory. Micronet’s executive offices occupy approximately 9,150 square feet and house the corporate functions, sales support, and marketing, finance, engineering and operating groups. The Long Term Lease expires in April 2028, subject to our option to extend the term by another 49 years. We do not pay rent with respect to this facility because we have purchased the lease rights. The factory facility occupies approximately 5,500 square feet at approximately $12,226 per month until June 30, 2016. The facility is used for the manufacturing and logistic support of the business, including warehouse. During 2015, Micronet paid $138,000 in connection with the Long Term Lease.  Micronet believes that its present facilities are suitable for its existing and projected operations for the near future. Our U.S. subsidiary, Micronet Inc., maintains leased offices in Salt Lake City, Utah. The lease for this property expires in May 2016 and the rent cost is approximately $200,000 per year. The factory facility in Salt Lake City occupies approximately 14,809 square feet and is used for the assembly and logistic support of the business, including warehouse.

Item 3.	Legal Proceedings.

From time to time we may become subject to litigation incidental to our business. Enertec and Micronet are not currently parties to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed on NASDAQ under the symbol “MICT.” Our warrants are listed on NASDAQ under the symbol “MICTW.”

The following table sets forth, for the periods indicated, the range of high  and low sale prices through December 31, 2015:

Quarter	High	Low
2015
First quarter	$3.78	$2.36
Second quarter	$3.91	$2.32
Third quarter	$3.85	$1.92
Fourth quarter	$2.77	$1.61

2014
First quarter	$6.37	$4.69
Second quarter	$4.71	$3.59
Third quarter	$5.24	$2.58
Fourth quarter	$4.36	$3.18

The following table sets forth, for the periods indicated, the range of high  and low sale prices of our warrants on NASDAQ through December 31, 2015:

Quarter	High	Low
2015
First quarter	$0.74	$0.4
Second quarter	$0.6	$0.3862
Third quarter	$0.95	$0.385
Fourth quarter	$0.42	$0.2301

2014
First quarter	$2.83	$0.85
Second quarter	$1.1	$0.64
Third quarter	$0.88	$0.39
Fourth quarter	$0.75	$0.44

On April 14, 2016, the last reported sale price of our common stock on The NASDAQ Capital Market was $1.75 per share.

On April 14, 2016, the last reported sale price of our warrants on The NASDAQ Capital Market was $0.18 per warrant.

Holders

As of April 14, 2016, we had 5,865,221 shares of common stock outstanding and such shares were held by 25 stockholders of record. Because some of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We did not declare or pay cash dividends in either 2015 or 2014 and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We have no dividends policy and will consider distributing dividends on a year by year basis. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

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

On February 18, 2016, the Company  entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Novatel Wireless, Inc., or the Seller, pursuant to which the Company agreed to acquire certain assets and liabilities of the Seller used in the operation of its telematics hardware business, or the Telematics Business Acquisition. Pursuant to the Asset Purchase Agreement, the Company would pay to the Seller total cash consideration of approximately $12 million, or the Cash Consideration, and deliver to the Seller a promissory note in the principal amount of $12 million, or the Note, and together with the Cash Consideration, the Purchase Price.  The Company would be obligated to repay the principal amount of the Note in two installments of $6 million each, payable on the first and second anniversaries of the closing date. The Company expected to finance the Telematics Business Acquisition primarily with new debt and or equity. The Purchase Price and Note were subject to adjustment under certain circumstances.  The Asset Purchase Agreement provided that the Telematics Business Acquisition would close on or before  March 31, 2016, subject to certain extensions and termination provisions.  On April 11, 2016, the Seller notified the Company that it was terminating the Asset Purchase Agreement due to failure to meet such closing deadline and certain conditions required to extend it, and demanded a termination fee equal to $250,000 pursuant to the terms of the Asset Purchase Agreement.

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

On December 11, 2015, the Company reported that the U.S. Department of Transportation's Federal Motor Carrier Safety Administration, or FMCSA, announced on December 10, 2015 the publication of the final rule and implementation schedule of its Electronic Logging Mandate. The FMCSA mandate requires interstate commercial truck and bus companies to use Electronic Logging Devices, or ELDs, in their vehicles to record their compliance with the safety rules that govern the number of hours a driver can work. Implementation of rule compliance will begin immediately, and full enforcement of the regulations will commence in 2017.  With full implementation of the rules, industry analysts anticipate that the number of ELD-equipped trucks on the road will increase from 1 million today to approximately 2.7 million in 2017.

The upcoming FMCSA mandate on ELDs may significantly impact both drivers and trucking companies and offers an  opportunity for the industry to increase the use of mobile technology to achieve better efficiencies while at the same time meet the new compliance requirements. In order to log their hours of service, or HOS, the mandate requires all long-haul drivers to use ELDs rather than the old paper forms. Using ELDs will assist drivers to accurately share reports of their HOS electronically in real time. We estimate based on the compliance requirements that since all drivers must be in compliance by 2019, a significant number of large trucking companies will need to purchase ELDs to meet the mandatory requirements of the mandate and hence the demand for ELD compliance devices and/or products will increase.

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

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Year ended December 31,
	(Dollars in Thousands, other than share and per share amounts)
	2015	2014
GAAP net loss attributable to Micronet Enertec Technologies, Inc.	$(2,467)	$(2,139)
Amortization of acquired intangible assets	701	492
Change in fair value of call options and warrants	-	299
Amortization of note discount and related expenses	-	67
Stock-based compensation and shares issued to service providers	336	402
Expenses related to the purchase of a business	-	369
Income tax-effect of above non-GAAP adjustments	(25)	(32)
Total Non-GAAP net loss attributable to Micronet Enertec Technologies, Inc.	$(1,455)	$(542)
Non-GAAP net loss per diluted share attributable to Micronet Enertec Technologies, Inc.	$(0.25)	$(0.09)
Shares used in per share calculations	5,861,630	5,834,371
GAAP net loss per diluted share attributable to Micronet Enertec Technologies, Inc.	$(0.42)	$(0.37)
Shares used in per share calculations	5,861,630	5,834,371

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenues for the year ended December 31, 2015 were $23,587,000 as compared to $34,238,000 for the year ended December 31, 2014. These revenues represent a decrease of $10,651,000, or 31%, in the Company’s revenues for the year 2015. The decrease is mainly due to a decrease in Micronet revenues of $8,086,000 mainly due to a reduction of unit volumes and prices to a major client, as compared to 2014. The decrease is also a result of a decrease in Enertec's revenues of $2,565,000 mainly due to seasonal variation in the defense market, fewer projects awarded and slower progress on specific projects compared to 2014.

Total revenues related to the aerospace and defense segment for the year ended December 31, 2015 were $9,018,000 as compared to $11,583,000 during 2014. Total revenues related to the MRM segment for the year ended December 31, 2015 were $14,569,000 as compared to $22,655,000 during 2014.

Gross profit decreased by $2,755,000, or 27%, to $7,303,000 for the year ended December 31, 2015.  This is in comparison to gross profit of $10,058,000 for the year ended December 31, 2014.  Gross profit as a percentage of sales was 31% for the year ended December 31, 2015 compared to 29% for the year ended December 31, 2014.  Micronet’s gross profit increased from 31% in the year ended December 31, 2014 to 32% for the same period in 2015, mainly due to changes in product mix which included products with higher gross margins. Enertec’s gross profit increased from 26% in the year ended December 31, 2014 to 30%, for the same period in 2015, mainly due to changes in product mix.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the year ended December 31, 2015 were $1,530,000, as compared to $1,947,000 for the year ended December 31, 2014. This represents a decrease of $417,000, or 21% for the year 2015. The decrease is primarily due to a decrease in sales commissions as a result of decreased revenues in the MRM market.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the year ended December 31, 2015 were $4,723,000 as compared to $6,290,000 for the year ended December 31, 2014. This represents a decrease of $1,567,000, or 25%, for the year ended December 31, 2015. The decrease is mainly due decrease in the MRM division due to the consolidation of various administrative functions, reduction of headcount costs and the reduction of other expenses such as, legal, consulting and accounting fees related to the acquisition of the Vehicle Business. The decrease is also a result of a $1,000,000 provision for doubtful debts given the uncertainty regarding certain payments from a major customer in 2014 related to the MRM market.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which include mainly wages, materials and sub-contractors, for the year ended December 31, 2015, were $2,453,000 compared to $2,807,000 for the year ended December 31, 2014. This represents a decrease of $354,000, or 13% for the year ended December 31, 2015. The decrease is mainly due to a reduction in research and development activities, including materials, subcontractors and a reduction in headcount costs. The research and development costs of Micronet were $1,894,000 for the year ended December 31, 2015, as compared with $2,279,000 for the year ended December 31, 2014. Research and development costs in Enertec decreased from $559,000 for the year ended December 31, 2015 to $528,000 for the year ended December 31, 2014.

In April 2013, Micronet submitted to the Israeli Office of the Chief Scientist of the Ministry of Economy, or OCS, a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of NIS 5.5 million (approximately $1.5 million) was approved by the OCS. This grant was provided by the OCS for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet received further confirmation for a grant from the OCS in the total amount of NIS 5.5 million (approximately $1.5 million).  This grant was provided by the OCS for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount. In addition, during 2015, Micronet received further confirmation for a grant from the OCS in the total amount of NIS 5.1 million (approximately $1.3 million) at a level of 40% from the aforementioned amount.  We are obligated to pay royalties to the OCS amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate. To date, Micronet has received an aggregate of NIS 4.5 million (approximately $1.2) from the OCS under these three grants.

Net Loss from operations

Our net loss from operations for the year ended December 31, 2015 was $2,521,000, or 11% as a percentage of sales, compared to an operating loss of $1,836,000 or 5% as a percentage of sales, for the year ended December 31, 2014. The increase in net loss decrease is mainly a result of the decrease in revenues.

Finance Expenses, net

Financial expenses net, for the year ended December 31, 2015 were $610,000 compared to $296,000, for the year ended December 31, 2014. This represents an  increase of $314,000, or 106%, for the year ended December 31, 2015. The increase in interest expenses in the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to exchange rate fluctuations.

Net Loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributable to Micronet Enertec was $2,467,000, or 10% as a percentage of sales, in the year ended December 31, 2015 compared to net loss attributable to Micronet Enertec of $2,139,000, or 6% as a percentage of sales, in the year ended December 31, 2014. This represents an increase in net loss of $328,000, or 15%, as compared with the year ended December 31, 2014.  The change is mainly a result of the changes in gross profit and operating expenses as described above.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans and a loan from Meydan Family Trust No 3, or Meydan, as described below.

As of December 31, 2015, our total cash and cash equivalents and restricted cash and marketable securities balance was $12,139,000 (of which marketable securities amounted to $5,643,000), as compared to $14,998,000 (of which marketable securities amounted to $6,406,000) as of December 31, 2014. This reflects a significant decrease of $2,859,000 in cash and cash equivalents and restricted cash and marketable securities. The decrease in cash and cash equivalents is primarily a result of the decrease in trade account payable and repayments of loans to banks and others.

On September 2, 2015, Enertec entered into a Credit Line Agreement with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line for the financing of certain payables of Enertec.  The maximum aggregate amount of the financing eligible under the Credit Line Agreement is $675,000 and up to 85% of each  invoice. The financing pursuant to The Credit Line Agreement is at an annual rate of Prime plus 1.75%. The Credit Line Agreement will expire on May 31, 2016. As of December 31, 2015, Enertec had financed $661,000 pursuant to the Credit Line Agreement.

On December 30, 2015, the Company entered into a Loan Agreement, or the Meydan Loan, with Meydan, pursuant to which Meydan agreed to loan the Company $750,000 on certain terms and conditions. The proceeds of the Meydan Loan have been used by the Company for  working capital and  general corporate needs. The Meydan loan bears interest at the rate of Libor plus 8% per annum and is due and payable  in 4 equal installments beginning on July 10, 2016.

In connection with our acquisition of the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI.  Under this agreement, FIBI loaned Micronet $4.85 million for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2.425 million of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2.425 million bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the loan, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan is secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of May 28, 2015, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of nine months ending on November 29, 2016. As of December 31, 2015, the balance on this loan (the Long Term Portion and the Short Term Portion) was approximately $3,276,000 and the interest rates were Prime plus 1.2% and Prime plus 1.5% for the Short Term Portion and the Long Term Portion, respectively.

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

Pursuant to the terms of the Mercantile Loan Agreement: 1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45 percent, or the Mercantile Long Term Portion, and 2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7 percent, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of December 31, 2015, the balance on the Mercantile Loan was $2,709,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7%. for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3 million. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of December 31, 2015, the fair value of this Phantom Stock Option was less than $41,000.

On January 10, 2015, the Company repaid all of its remaining debt to UTA Capital LLC in the amount of $1,000,000.

As of December 31, 2015, our total current assets were $33,534,000, as compared to $37,057,000 at December 31, 2014. The decrease is mainly due to the decrease in cash and cash equivalents as described above.

Our trade accounts receivable at December 31, 2015 were $12,353,000 as compared to $14,152,000 at December 31, 2014.  The decrease is due to a decrease in revenues.

As of December 31, 2015, our working capital was $13,291,000, as compared to $16,434,000 at December 31, 2014. The decrease in the working capital primarily is due to the decrease in cash and cash equivalents and the increase of short term bank loans.

As of December 31, 2015, our total debt (including current portion on long-term loans from others) was $14,402,000 as compared to $14,335,000 at December 31, 2014.

Our bank and other debt is composed of short-term loans amounting to $12,049,000 as of December 31, 2015 compared to $10,416,000 at December 31, 2014, and long-term loans amounting to $2,353,000 as of December 31, 2015 compared to $3,919,000 at December 31, 2014.

Our current debt includes our bank debt described above, a working capital credit facility, a loan from Meydan and the Credit Line Agreement.

•
Our bank debt is composed of short-term loans to Enertec Electronics, Enertec  and Micronet amounting to $11,012,000 as of December  31, 2015 compared to $9,416,000 at December 31, 2014, and long-term loans amounting to $1,978,000 as of December 31, 2015compared to $3,919,000 at December 31, 2014.  The short-term loans bear interest rates between Israeli prime (currently 1.6%) plus 0.7% to 2.45%.  The long-term loans have maturity dates between May 2017 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

•
Enertec has covenanted under its bank loans at June 30 and December 31 of each year, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has not met all of its bank covenants as of December 31, 2015; As a result the Company reclassified its loans from long-term to short-term liabilities. Certain restricted cash is used as collateral to secure the loans.

•
Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics has met all of its bank covenants as of December 31, 2015. Certain restricted cash is used as collateral to secure the loan.

•
In addition, Micronet has undertaken under its bank loan documents the following primary financial covenants: (1) a cash and marketable securities balance of not less than NIS 15 million; (2) a minimum equity of NIS 30 million and (3) total solvency ratio of not less than 30%. Micronet has met all of its bank covenants as of December 31, 2015.

•
The outstanding balance of the Meydan loan in the amount of $750,000 with  interest at the rate of Libor plus 8% per annum, are due and payable in 4 equal quarterly installments beginning on July 10, 2016.

•
On September 2, 2015, Enertec entered into a Credit Line Agreement with the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line for the financing of certain payables  of Enertec. The maximum aggregate amount of the financing eligible under the Credit Line Agreement is $675,000 and up to 85% of each  invoice. The financing pursuant to the Credit Line Agreement is at an annual rate of Prime plus 1.75%. The Credit Line Agreement will expire on May 31, 2016. As of December 31, 2015, Enertec had financed $661,000 pursuant to the Credit Line Agreement.

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

The Company had paid the balance of the UTA loan in January 2015 and expects to pay off the current portion of certain bank loans in the amount $1,311,000 and the Meydan Loan in the amount of $750,000 using its cash flow from operations or possibly additional debt or equity financings.

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

Impairment of long-lived assets and goodwill. In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset.

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

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing on pages F-[2] to F-[30] of this Annual Report are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Controller (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2015. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and our principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, at December 31, 2015, our internal control over financial reporting was effective.

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

The members of our board of directors, or the Board, and our executive officers, together with their respective ages and certain biographical information are set forth below. Mr. Lucatz receives no compensation for his services as a board member but is entitled to management services fees paid to a company under his control. Directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by and serve at the designation and appointment of the board of directors.

Name	Age	Position
David Lucatz	59	Chairman of the Board, Chief Executive Officer and President
Tali Dinar	44	Chief Financial Officer of Enertec Electronics Ltd
Shai Lustgarten	45	Chief Executive Officer of Micronet
Chezy (Yehezkel) Ofir(1)(2)	64	Director
Jeffrey P. Bialos(3)	60	Director
Jacob Berman(1)(3)(2)	67	Director
Miki Balin(1)(2)	45	Director

(1)	A member of the Audit Committee.

(2)	A member of the Compensation Committee.

(3)	A member of the Corporate Governance/Nominating Committee.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

David Lucatz. Mr. Lucatz was elected to our Board and appointed as our President and Chief Executive Officer in May 2010 and as a director of Micronet Ltd., our 62.86% owned subsidiary, in September 2012. Since May 2010, Mr. Lucatz has been serving as the President of Enertec Systems 2001 Ltd, our wholly-owned subsidiary. Since 2006, he has been the Chairman of the Board, President and Chief Executive Officer of DL Capital Ltd, a boutique investment holding company based in Israel specializing in investment banking, deal structuring, business development and public/private fund raising with a strong focus in the defense and homeland security markets. From 2001 until 2006, he was part of the controlling shareholder group and served as a Deputy President and Chief Financial Officer of I.T.L. Optronics Ltd., a publicly-traded company listed on the Tel Aviv Stock Exchange engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries. From 1998 to 2001, he was the Chief Executive Officer of Talipalast, a leading manufacturer of plastic products. Previously, Mr. Lucatz was an executive vice president of Securitas, a public finance investments group. Mr. Lucatz holds a B.Sc. in Agriculture Economics and Management from the Hebrew University of Jerusalem and a M.Sc. in Industrial and Systems Engineering from Ohio State University.

We believe that Mr. Lucatz’s experience over the last 25 years in management, operations, finance and business development in corporate turnaround, roll-up and M&A situations, as well as his experience in the electronics defense and homeland security sectors, make him suitable to serve as a director of the Company.

Tali Dinar. Mrs. Dinar currently serves as Enertec's Chief Financial Officer. Mrs. Dinar  served as our Chief Financial Officer from  May 2010 until May 13, 2015, , Chief Financial Officer of Enertec since November 2009 and the Chief Financial Officer of Micronet since May 2015. Since October 2009, Ms. Dinar has served as vice president, finance of DLC, where she serves as key advisor to the company’s management and is responsible for implementing internal controls driving major strategic financial issues. From 2007 until 2009, she served as chief controller of the Global Consortium on Security Transformation, a global homeland security organization. From 2002 until 2007, she was the chief controller of I.T.L. Optronics Ltd.  Ms. Dinar holds a B.A. in Accounting and Business Management from The College of Management Academic Studies and earned her CPA certificate in 1999.

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

Chezy (Yehezkel) Ofir. Professor Ofir has served on our Board since April 2013. He was appointed as a director of Micronet in September 2012. Professor Ofir has over 20 years of experience in business consulting and corporate management. During this period, Professor Ofir has served as a member of the boards of directors of a large number of companies in various sectors. Professor Ofir has been a director and Chairman of the Financial Reporting Committee of Makhteshim Agam, a leading manufacturer and distributor of crop protection products, has served as a director and member of all board committees of I.T.L. Optronics Ltd., a publicly-traded company listed on the Tel Aviv Stock Exchange engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries, and as a member of the board of directors, Chairman of the Audit Committee and member of all board committees of Shufersal, the largest food and non-food retail chain in Israel. He served as a member of the Executive Export Trade and Marketing Committee of the Industry and Trade Ministry where he evaluated company programs and formulated and recommended funding to the committee. Professor Ofir has been a faculty member at the Hebrew University for more than 20 years. Professor Ofir founded an Executive MBA program for CEOs, which is the first and only program of its kind in Israel. Additionally, Professor Ofir has been the Chairman of the Marketing Department at the Hebrew University Business School for fifteen years. Professor Ofir has been invited as a lecturer or research partner to many top universities, including Stanford University, University of California Berkeley, New York University and Georgetown University. Professor Ofir’s publications have been covered in media and leading international business magazines and papers, including The Financial Times, MIT Sloan Management Review and Stanford Business. Professor Ofir holds a B.Sc. and M.Sc. in Engineering and doctorate and master’s degrees in Business Administration from Columbia University

We believe that Professor Ofir’s extensive experience in consulting companies on strategic processes, international business development, business and marketing strategy, establishing control systems, products and new product strategies and pricing strategy, makes him suitable to serve as a director of the Company.

Jeffrey P. Bialos Mr. Bialos has served on our Board  since April 2013. Mr. Bialos has over 30 years of experience in a broad range of domestic and international legal, governmental and public policy positions. He served as Deputy Under Secretary of Defense for Industrial Affairs from January 1999 through December 2001 and in senior positions at the State and Commerce Department during the Clinton Administration and served on Defense Science Board task forces from June 1996 through June 1997. He also was appointed to the Secure Virginia Panel, Virginia’s homeland security board, by two Virginia Governors.  Mr. Bialos also spent considerable time in private legal practice in Washington, D.C. with two large national law firms (currently, Sutherland, Asbill & Brennan LLP where he has been a partner since 2002 and, previously, Weil, Gotshal & Manges from January 1990 through June 1996). He has represented a wide range of domestic and foreign firms (including large multinational corporations and leading defense and aerospace firms), foreign governments, development institutions such as the European Bank for Reconstruction and Development and the International Finance Corporation, private equity funds, public-private partnerships and other entities, in a diverse range of corporate and commercial, adjudicatory, regulatory, policy and interdisciplinary matters. He has considerable experience in Europe, the Middle East and Asia. Mr. Bialos holds a J.D. from the University of Chicago Law School, a M.P.P. from the Kennedy School of Government at Harvard University and an A.B. from Cornell University.  He is a member of the New York Council on Foreign Relations.

We believe that Mr. Bialos’ broad and intimate familiarity with the aerospace, defense, information technology, space and homeland security industries and the depth and breadth of his professional experience as a practicing lawyer and former government official, make him suitable to serve as a director of the Company.

Jacob Berman Mr. Berman has served on our Board since April 2013. Mr. Berman has extensive experience in the finance, banking, and real estate industries. Since 2002, Mr. Berman has been advising corporate clients and high net worth individuals in the entry and financing of credit and real estate related transactions as President of JB Advisors, Inc. His previous experience includes acting as President of Thor Funding, LLC, an arm of Thor Equities, from 2004 to 2005, where he was responsible for business development and investor relations. Prior to his role with Thor Funding, LLC, and most notably, Mr. Berman founded and presided at Commercial Bank of New York, a bank which he grew from 12 employees and $15 million in capital to a NASDAQ listed company with 14 branches in Manhattan alone, 350 employees and $2.3 billion in total client assets. From 2008 to 2010, Mr. Berman also served as President of GoldCrest Funding, a financial services firm that specializes in trade financing, factoring and asset-based lending. Mr. Berman holds an MBA from the University of Chicago and a BA in Economics and Accounting from Queens College.

We believe that Mr. Berman’s significant experience in the finance and banking industry, as well as his dual U.S. and Israeli citizenship, make him suitable to serve as a director of the Company.

Miki Balin Mr. Balin has served on our Board since April 2013. Mr. Balin has been the Chief Executive Officer and founder of Targetingedge Ltd., a subsidiary of TLVmedia Ltd since 2013. Prior to Targetingedge he founded WinBuyer in 2006 and Conversion Methods in 2004, which developed products for e-retailers. Mr. Balin has devoted much of his career to managing marketing-related ventures. Prior to establishing Conversion Methods and WinBuyer, he founded Balin, Adatto & Cohen, a leading healthcare consulting and advertising firm in Israel. He also managed a family-owned food distribution company, and served as general manager of the Rina Shinfeld Ballet Theatre, where he still serves as a director. In 2011, WinBuyer was awarded the “Best Product at eCommerce Expo” for its product Winbuyer 2.0.

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

The Compensation Committee meets, as often as it deems necessary, without the presence of any executive officer whose compensation it is then approving. Neither the Compensation Committee nor the Company engaged or received advice from any compensation consultant during 2015.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. The Code of Business Conduct and Ethics is available on our website at www.micronet-enertec.com and we will provide, at no charge, persons with a written copy upon written request made to us.

Item 11.       Executive Compensation

The following information is furnished for the years ended December 31, 2015 and December 31, 2014 for our named executive officers.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	All Other Compensation (4)	Total
David Lucatz (5)	2014	$421,471	$142,033	123,955	$9,606	$697,065
Chief Executive Officer and President	2015	$376,272	$0	$106,247	$7,512	$490,031
Eyal Leibovitz	2014	-	$-	$-	$-	$-
Former Chief Financial Officer	2015	$122,311	$10,596	$0	8,715	141,622
Tali Dinar	2014	$168,190	$-	$39,666	$42,036	$249,892
Chief Financial Officer of Enertec Electorincs Ltd.	1-4.2015	$54,048	$-	$33,999	$7,906	$95,953
Shai Lustgarten	1-6.2014	$107,461	$23,816	$79,331	$15,476	$226,084
Former Chief Executive Officer of Micronet	2015	$0	$0	$29,352	$0	$29,352

(1)	Salary paid partly in NIS and partly in U.S. dollars. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2015 and 2014, respectively.
(2)	Represents discretionary bonus in connection with the performance and achievements of the Company.
(3)
The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting for Stock Compensation (ASC) Topic 718. Assumptions used in the calculations for these amounts are included in Note 13 to our consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report.

(4)
Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross-up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan.   In addition, Ms. Dinar is entitled to receive director compensation from Micronet  as a member of the board of directors of Micronet, pursuant to the Israeli Companies Law regulations (compensation and expenses reimbursement for independent directors). In 2015, Mrs. Dinar’s compensation and expenses reimbursement for serving as a director of Micronet amounted to a total of $3,300 for the period ended December 31, 2015.

(5)
In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company, for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the Audit Committee of the board of directors of Micronet approved the entry into a management and consulting services agreement with DLC, pursuant to which, effective November 1, 2012 Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees of NIS 65,000 (approximately $18,172) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s stockholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. The management and consulting agreement between DLC and Micronet was extended on November 1, 2015 for three years on the same terms and conditions. The management and consulting agreement was approved by Micronet's Board of Directors on October 11, 2015 and approved by Micronet s shareholders on November 16, 2015.  On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with the Company, effective November 1, 2012, which provides that we (via any of our directly or indirectly fully owned subsidiaries) will pay the entities controlled by Mr. Lucatz: (1) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (2) an annual bonus of 3% of the amount by which the annual earnings before interest, tax, depreciation and amortization, or EBITDA, for such year exceeds the average annual EBITDA for 2011 and 2010, and (3) a one-time bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding only a specified 2013 public equity offering, completed by us during the term of the agreement. According to the agreement, on November 26, 2015 the management and consulting services agreement between DLC and the Company automatically renewed for a successive one year term on the same terms and conditions.

Employment Agreements

None of our employees is subject to a collective bargaining agreement.

On August 12, 2013, Mrs. Dinar entered into an employment agreement with the Company, pursuant to which, Ms. Dinar (1) will receive monthly compensation, comprising base salary and customary Israeli pension and social benefits, of approximately 45,000 NIS (approximately $14,000), (2) shall be entitled to a monthly automobile and telephone allowance of approximately 13,000 NIS (approximately $3,600); and (3) shall be entitled to receive bonuses and stock options as shall be determined by the board of directors in consultation with the our Chief Executive Officer. Mrs. Dinar may be deemed an at-will employee, as this employment agreement is not limited to certain duration. The agreement is terminable by either party by providing the other party with 90 days prior written notice. Upon termination, Ms. Dinar will be entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance unless such rights are denied as a matter of applicable law. However, if Mrs. Dinar is terminated due to her committing a crime bearing moral turpitude or for causing the Company substantial harm resulting from a material breach of her duties to the Company, Mrs. Dinar will not be entitled to receive any prior written notice, and severance may be denied. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

On November 7, 2012, Mrs. Dinar entered into an employment agreement with Micronet whereby she shall devote 80% of her time to Micronet. Mrs. Dinar’s monthly base salary is currently NIS 25,600 (approximately $6,400). Mrs. Dinar may be deemed to be an at-will employee, since her agreement does not specify a term of employment; however, we may terminate the agreement at any time by providing Mrs. Dinar with 90 days prior notice and Mrs. Dinar may terminate the agreement at any time by providing us with 90 days prior notice. Upon termination, Mrs. Dinar will be entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance pay unless such rights are denied as a matter of applicable law. However, if Mrs. Dinar is terminated due to her committing a crime bearing moral turpitude or causing us substantial harm resulting from a material breach of her duties to us, Mrs. Dinar will not be entitled to receive any prior notice, prior notice payment, in lieu thereof in connection with a termination initiated by Micronet, and severance pay may be denied. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions. On May 14, 2015, Mrs. Dinar was appointed by the board of directors of Micronet as the Chief Financial Officer of Micronet, effective immediately and terminated her position as Chief Financial Officer of Micronet Enertec Technologies, Inc. On January 12, 2016, Mrs. Dinar resigned from her position as Micronet Chief Financial Officer, and the Micronet’s board of directors appointed Mr. Amit Harari its the Chief Financial Officer.

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

On May 13, 2015, Mr. Leibovitz entered into an employment agreement with the Company pursuant to which, Mr. Leibovitz: (i) received a monthly company cost of 65,000 NIS (approximately US$17,000 currently); (ii) was entitled to a car and phone; (iii) was be entitled to receive bonuses and options as shall be determined by the Board in consultation with the Company’s Chief Executive Officer; and (iv) was entitled to customary Israeli pension funds and other social benefits. The Employment Agreement was not limited to a certain duration. The Employment Agreement was terminable by either party at any time by providing 90 days’ prior written notice. The Employment Agreement also contained customary confidentiality, non-competition and non-solicitation provisions. On December 1, 2015 the Company terminated Mr. Leibovitz from his position as Chief Financial Officer effective immediately. Mrs. Moran Amran, the Company's Controller, has assumed his duties and responsibilities until a new Chief Financial Officer is elected.

Outstanding Equity Awards

As of December 31, 2015, 140,000 options were issued to our directors, officers and employees under the 2012 Stock Incentive Plan, as described below.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date
David Lucatz	166,667	83,333	4.30	11/11/2024
Tali Dinar	53,333	26,667	4.30	11/11/2024
Shai Lustgarten*	106,667	53,333	4.30	11/11/2024
Shai Lustgarten**	0	140,000	4.30	05/27/2025

*Granted during 2014
**Granted during 2015

Director Compensation

Name(1)		Fees earned ($) (4)	Option Awards ($)(2)(3)	All Other Compensation ($) (5)	Total ($)
Chezy (Yehezkel) Ofir	2015	$12,000	$9,074	1,850	$22,924
Jeffrey P. Bialos	2015	$12,000	$9,074	400	$21,474
Jacob Berman	2015	$12,000	$9,074	3,000	$24,074
Miki Balin	2015	$12,000	$9,074	1,800	$22,874

(1)           Mr. Lucatz, who serves as our Chairman, Chief Executive Officer and President, is not included in this table because he receives no compensation for his services as a director. The compensation received by Mr. Lucatz is as shown above in the Summary Compensation Table.

(2)           The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting for Stock Compensation (ASC) Topic 718. Assumptions used in the calculations for these amounts are included in Note 13 to our consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report.

(3)           As of December 31, 2015, each of the directors listed in the table above held options to purchase 10,000 shares of Common Stock at an exercise price of $4.30 per share, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on September 11, 2014. Such options vest within three years following the date of grant.

(4)           During 2015, our directors received compensation for serving on our board in the amount of $55,050. Independent directors received $12,000 plus applicable taxes for each year of service as directors.

(5)           Independent directors receive $250 (or $100 if the director participates via telephone or video conference) for each meeting in excess of three meetings in any month and reimbursement of expenses.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 14, 2016 with respect to the beneficial ownership of the outstanding common stock held by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) our current directors; (3) each of our named executive officers; and (4) our executive officers and current director as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address for each of the below persons is c/o Micronet Enertec Technologies, Inc., 27 Hametzuda St., Azur 58001 Israel.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholders
D.L. Capital Ltd.(2)	2,597,200	41.47%
UTA Capital LLC(3)	726,746	11.60%
Meydan(4)	600,000	9.58%
Directors and Named Executive Officers
David Lucatz(2)(5)	2,763,867	44.13%
Tali Dinar(5)	53,333	0.85%
Eyal Leibowitz	0
Shai Lustgarten(5)	106,667	1.70%
Chezy (Yehezkel) Ofir(5)	5,000	0.08%
Jeffrey P. Bialos(7)	22,424	0.36%
Jacob Berman(5)	5,000	0.08%
Miki Balin(5)	5,000	0.08%
Directors and Executive Officers as a group (7 persons) (6)	2,961,291	47.28%

(1)
Applicable percentage ownership is based on 6,262,554 shares of Common Stock outstanding as of April 14, 2016, together with securities exercisable or convertible into shares of Common Stock within 60 days of April 14, 2016 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 14, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Mr. Lucatz, by virtue of being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the board of directors of DLC, may be deemed to beneficially own the 2,597,200 shares of our Common Stock held by DLC.

(3)
According to information contained in Schedule 13G/A filed jointly on February 18, 2014 with the SEC and a Form 4 filed jointly on November 12, 2014 with the SEC by (1) UTA Capital LLC; (2) the members or beneficial owners of membership interests in UTA, which include (a) YZT Management LLC, a New Jersey limited liability company and the managing member of UTA, and (b) Alleghany Capital Corporation, a Delaware corporation and a member of UTA; (3) Alleghany Corporation, a publicly-traded Delaware corporation of which Alleghany Capital Corporation is a wholly-owned subsidiary; and (iv) Udi Toledano, the managing member of YZT Management LLC. Based on those filings and information subsequently available to us, as of April 14, 2016, UTA held sole voting and dispositive power with respect to such shares. YZT Management LLC, Alleghany Capital Corporation, Alleghany Corporation, and Udi Toledano have shared voting and dispositive power with respect to such shares by virtue of their relationships with UTA. UTA’s principal business address is 100 Executive Drive, Suite 330, West Orange, New Jersey.

(4)
According to information contained in a Schedule 13G/A filed on May 9, 2013 with the SEC. Based on this filing and information subsequently available to us, as of April 14, 2016, Meydan held sole voting and dispositive power with respect to such shares. Meydan's principal business address is 38A Lansell Road, Toorak, Australia VIC 3142.

(5)	Consists of common stock issuable upon the exercise of outstanding stock options.

(6)	Includes 2,961,291 shares of common stock issuable upon the exercise of stock options beneficially owned by the referenced persons.

(7)	Includes 5,000 of common stock issuable upon the exercise of stock options owned by Mr. Bialos.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	746,000	4.30	254,000
Equity compensation plans not approved by security holders	0	0	0
Total	746,000	4.30	254,000

Pursuant to our 2012 Stock Incentive Plan, as amended, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 1,000,000 shares of Common Stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. Stockholders will experience dilution in the event that shares of Common Stock are issued pursuant to the 2012 Stock Incentive Plan or any warrants that may be outstanding.

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

In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company, for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the Audit Committee of the board of directors of Micronet approved the entry into a management and consulting services agreement with DLC, pursuant to which, effective November 1, 2012 Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees of NIS 65,000 (approximately $16,667) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s stockholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. The management and consulting agreement between DLC and Micronet was extended on November 1, 2015 for three years on the same terms and conditions. The management and consulting agreement was approved by Micronet's Board of Directors on October 11, 2015 and approved by Micronet’s shareholders on November 16, 2015. On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with the Company, effective November 1, 2012, which provides that we (via any of our directly or indirectly fully owned subsidiaries) will pay the entities controlled by Mr. Lucatz: (1) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (2) an annual bonus of 3% of the amount by which the annual EBITDA for such year exceeds the average annual EBITDA for 2011 and 2010, and (3) a one-time bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding only a specified 2013 public equity offering, completed by us during the term of the agreement. On November 26, 2015, the management and consulting services agreement between DLC and the company was automatically renewed for successive one (1) year.

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

On December 30, 2015, the Company entered into a Loan Agreement, or the Meydan Loan, with Meydan, pursuant to which Meydan agreed to loan the Company $750,000 on certain terms and conditions. The proceeds of the Meydan Loan have been used by the Company for  working capital and  general corporate needs. The Meydan loan bears interest at the rate of Libor plus 8% per annum and is due and payable  in 4 equal installments beginning on July 10, 2016.

Except as described above, no director, executive officer, principal stockholder holding at least 5% of our Common Stock, or any family member thereof, had or will have any material interest, direct or indirect, in any transaction, or proposed transaction, during 2014 or 2015 in which the amount involved in the transaction exceeded or exceeds $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Item 14.	Principal Accounting Fees and Services.

The fees billed by BDO Ziv Haft, our registered public accounting firm, for professional services provided to the Company for each of the last two fiscal years were as follows:

	Year ended on December 31, 2015	Year ended on December 31, 2014

Audit Fees	$100,000	$100,000

Audit-Related Fees	-	$47,420

Tax Fees	$36,300	$27,203

All Other Fees	-	-
Total Fees	$136,300	$174,623

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
2.1
Asset Purchase Agreement, dated February 18, 2016 between the Company and  Novatel Wireless, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2016)

3.1
Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014)

3.2
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

10.1
Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) +

10.2
First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2012) +

10.3
Management and Consulting Services Agreement, dated November 26, 2012, between D.L. Capital Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.4
Management and Consulting Services Agreement, dated February 8, 2013, between Micronet Ltd. and D.L. Consulting Group (1998) Ltd. (English Translation) (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.5
Amended and Restated Note and Warrant Purchase Agreement, dated as of September 7, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012)

10.6
Letter Agreement, dated November 6, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013)

10.7
First Amendment to the Amended and Restated Note and Warrant Purchase Agreement, dated as of January 28, 2013, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013)

10.8
Secured Promissory Note, dated September 1, 2011, issued to UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.9
Secured Promissory Note, dated September 7, 2012, issued to UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012)

10.10
Company Pledge and Security Agreement, dated as of September 1, 2011, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011)

10.11
2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A (File No. 001-35850) filed with the Securities and Exchange Commission on September 10, 2015) +

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

10.19*	Employment Agreement dated April 22, 2015 between the Company, Enertec Electronics Ltd. and Eyal Leibovitz.
21.1	List of Subsidiaries (Incorporated by reference to our Annual Report on Form 10-K, for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 19, 2014)
23.1*	Consent of Ziv Haft, BDO member firm
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101*
The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for Years Ended December 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith
** Furnished herewith
+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: April 14, 2016	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer, (Principal Executive Officer)	April 14, 2016
David Lucatz

/s/Moran Amran	Controller (Principal Financial Officer and Principal Accounting Officer)	April 14, 2016
Moran Amran

/s/ Jeffrey P. Bialos	Director	April 14, 2016
Jeffrey P. Bialos

/s/ Jacob Berman	Director	April 14, 2016
Jacob Berman

/s/ Miki Balin	Director	April 14, 2016
Miki Balin

/s/ Chezy (Yehezkel) Ofir	Director	April 14, 2016
Chezy (Yehezkel) Ofir

MICRONET ENERTEC TECHNOLOGIES INC.

2015 CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Micronet Enertec Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Micronet Enertec Technologies, Inc. (the “Company”) and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel
April 14, 2016

/s/ Ziv Haft Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

MICRONET ENERTEC TECHNOLOGIES, INC.
 CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Par Value data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,361	$4,211
Restricted cash	4,135	4,381
Marketable securities	5,643	6,406
Trade account receivables, net	12,353	14,152
Inventories	7,457	6,658
Other accounts receivable	1,585	1,249
Total current assets	33,534	37,057

Property and equipment, net	1,816	1,948
Intangible assets and others, net	3,297	4,416
Long term deposit	30	46
Goodwill	1,466	1,466
Total long term assets	6,609	7,876

Total assets	$40,143	$44,933

MICRONET ENERTEC TECHNOLOGIES, INC.
  CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Par Value data)

	December 31, 2015	December 31, 2014
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$11,012	$9,416
Short term credit from others and current portion of long term loans from others	1,037	1,000
Trade accounts payable	5,710	7,588
Other accounts payable	2,484	2,619
Total current liabilities	20,243	20,623

Long term loans from banks	1,978	3,919
Long term notes	375	-
Finance lease	22	56
Accrued severance pay, net	52	29
Deferred tax liabilities, net	17	57
Total long term liabilities	2,444	4,061

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 5,865,221 and 5,856,246 shares issued and outstanding as of December 31, 2015 and 2014, respectively.	6	6
Additional paid in capital	7,812	7,505
Accumulated other comprehensive income	(196)	325
Retained earnings	3,817	6,284
Micronet Enertec stockholders' equity	11,439	14,120

Non-controlling interests	6,017	6,129

Total equity	17,456	20,249

Total Liabilities and equity	$40,143	$44,933

 MICRONET ENERTEC TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Earnings Per Share data)

	Year ended December 31,
	2015	2014

Revenues	$23,587	$34,238
Cost of revenues	16,284	24,180
Gross profit	7,303	10,058
Operating expenses:
Research and development	2,453	2,807
Selling and marketing	1,530	1,947
General and administrative	4,723	6,290
Amortization of intangible assets	1,118	850
Total operating expenses	9,824	11,894
Loss from operations	(2,521)	(1,836)

Finance expense, net	(610)	(296)
Loss before provision for income taxes	(3,131)	(2,132)
Provision (benefit) for income taxes	(81)	242
Net loss	(3,050)	(2,374)
Net loss attributable to non-controlling interests	583	235
Net loss attributable to Micronet Enertec	$(2,467)	$(2,139)
(*) Loss per share attributable to Micronet Enertec:
Basic and diluted	$(0.42)	$(0.37)
Weighted average common shares outstanding:
Basic and diluted	5,861,630	5,834,371

MICRONET ENERTEC TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year ended December 31,
	2015	2014
Net Loss	$(3,050)	$(2,374)
Other comprehensive loss, net of tax:
Currency translation adjustment	(27)	(1,086)

Total comprehensive Loss	(3,077)	(3,460)

Comprehensive Loss attributable to the non-controlling interests	89	825

Comprehensive Loss attributable to Micronet Enertec	$(2,988)	$(2,635)

MICRONET ENERTEC TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN EQUITY
 (In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares(*)	Amount	Capital	Earnings	Income	Interest	Equity
Balance, January 1, 2013	3,241,500	$3	$957	$8,918	$233	$6,757	$16,868
Issuance of shares and warrants, net	1,863,000	2	7,401	-	-	-	7,403
Stock based compensation	-	-	19	-	-	-	19
Exercise of warrants to acquire common stock	726,746	1	475	-	-	-	476
Dividend paid to non-controlling interest	-	-	-	-	-	(1,481)	(1,481)
Comprehensive income	-	-	-	(495)	1,156	2,882	3,543
Acquisition of non-controlling interest	-	-	(799)	-	-	(431)	(1,230)
Balance, December 31, 2013	5,831,246	$6	$8,053	$8,423	$1,389	$7,727	$25,598
Shares issued to service provider	25,000	-	94	-	-	-	94
Stock based compensation	-	-	308	-	-	-	308
Comprehensive loss	-	-	-	(2,139)	(1,064)	(825)	(4,028)
Acquisition of non-controlling interest	-	-	(950)	-	-	(773)	(1,723)
Balance, December 31, 2014	5,856,246	$6	$7,505	$6,284	$325	$6,129	$20,249
Shares issued to service provider	8,975	-	30	-	-	-	30
Stock based compensation	-	-	306	-	-	-	306
Comprehensive loss	-	-	-	(2,467)	(521)	(89)	(3,077)
Acquisition of non-controlling interest	-	-	(29)	-	-	(23)	(52)
Balance, December 31, 2015	5,865,221	$6	$7,812	$3,817	$(196)	$6,017	$17,456

 MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,050)	$(2,374)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,599	1,377
Marketable securities	176	883
Change in fair value of derivatives, net	(8)	297
Change in deferred taxes, net	(195)	(191)
Accrued interests on bank loans	(18)	72
Amortization of discount and change in value of long term convertible debenture, net	-	67
Stock based compensation and shares issued to service providers	336	402

Changes in operating assets and liabilities (net of impact of acquisition):
Decrease (increase) in trade account receivables	1,798	(1,643)
Increase in inventories	(799)	(1,874)
Increase (decrease) in accrued severance pay, net	23	(143)
Decrease (increase) in other account receivables	(146)	106
Increase (decrease) in trade account payables	(1,878)	2,528
Decrease in other account payables	(160)	(835)
Net cash used in operating activities	$(2,322)	$(1,328)

MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(367)	(230)
Restricted cash	246	(686)
Marketable securities	586	(320)
Acquisition of a business (Appendix A)	-	(7,105)
Net cash provided by (used in) investing activities	$465	$(8,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	3,298	3,713
Receipt of long-term loan from others	1,412	5,571
Receipt of long-term loan from banks	59	-
Repayment of long-term banks loan	(3,685)	(2,454)
Acquisition of non-controlling interest	(52)	(646)
Exercise of call option over non-controlling interest	-	(925)
Repayment of long-term notes	(1,000)	-
Net cash provided by financing activities	$32	$5,259

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(1,825)	(4,410)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,211	9,130
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	(25)	(509)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,361	$4,211

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$217	$226
Taxes	$164	$119

MICRONET ENERTEC TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Appendix A

Acquisition of a business, net of cash acquired:

Inventory	$(1,360)
Property and equipment	(47)
Intangible assets	(4,232)
Goodwill	(1,466)
Total	$(7,105)

Acquisition of newly-consolidated subsidiary, net of cash acquired:

APPENDIX B –NON-CASH ACTIVITIES:

	Year ended December 31,
	2015	2014
Exercise of call option over non-controlling interest	$-	$152

MICRONET ENERTEC TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

A.  Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or “the Company”), a U.S.-based Delaware corporation, was formed on January 31, 2002. we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc.

We operate through two Israel-based companies, Enertec Systems 2001 Ltd (“Enertec”), our wholly-owned subsidiary, and Micronet Ltd (“Micronet”), in which we held 62.9% as of December 31, 2015 and are controlled by us.

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

The purchase consideration was allocated to tangible assets and intangible assets acquired based on their fair values using a purchase price allocation made by an independent third party appraisal. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $1,466, which is recognized as goodwill, the goodwill is deducted for tax purposes. Upon the purchase price allocation, an amount of $1,680 was allocated to technology to be amortized over a 5-year period, and an amount of $2,552 was allocated to fair value of the customer relations intangible asset to be amortized over a 5-year period. The table below summarizes the estimates of the fair value of assets acquired at the purchase date.

NOTE 1 — DESCRIPTION OF BUSINESS - (continued)

B. Micronet Acquisition of Beijer U.S. Vehicle Operations- (continued)

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

Year Ended December 31,
2014
Total revenues	$38,626
Net loss	$(2,189)

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

Principles of Consolidation

The consolidated financial statements comprise the Company and its subsidiaries. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights, are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control is lost. Intercompany transactions and balances are eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents are considered by the Company to be highly-liquid investments, including inter-alia, short-term deposits with banks, of which do not exceed maturities of three months at the time of deposit and which are not restricted.

Investments in Marketable Securities

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date. Investments in marketable securities are classified as “trading,” and unrealized gains or losses are reported in the statement of income.

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

The Company recognizes revenues on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident. As of December 31, 2015, approximately $4,500 (on December 31, 2014: $3,800) of the accounts receivable balance was unbilled due to the customers’ payment terms.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Revenue Recognition- (continued)

Revenues from the sales of MRM products are recognized when persuasive evidence of an arrangement exists; delivery has occurred, consideration is fixed and determinable; and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery is occurred and acceptance is satisfied as the product leaves the Company premises.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of December 31, 2015 and 2014, the allowance for doubtful accounts amounted to $10 and $1,289, respectively.

Reclassifications

Certain balance sheet amounts and cash flow have been reclassified to comfort with the current year presentation.

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

Loss per Share

Basic net earnings per share are computed based on the weighted average number of ordinary shares outstanding during each year. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus dilutive potential ordinary shares considered outstanding during the year derived from potential exercise of warrants and stock options. As of December 31, 2015 and 2014 the basic and diluted loss per share, are the same.

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the years ended December 31, 2015 and 2014, no indicators of impairment have been identified.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test.  The Company has two operating segments: Mobile Resource Management and Defense and Aerospace. The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any. As of December 31, 2015, the Company had a carrying amount of $1,466 from Micronet acquisition of the Vehicle Business.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

The Company’s other comprehensive income for all periods presented is related to the effect of foreign translation gains or losses.

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

The Company applied FASB ASC Topic 740-10-25, “Income Taxes,” which provides guidance for recognizing and measuring uncertain tax positions and prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

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

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The underlying principle of this guidance is that an entity should recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the impact of the amended guidance on its consolidated financial statements

In August 2015, the FASB issued ASU No. 2014-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2015-14”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2015-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Recent Accounting Pronouncements- (continued)

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation  requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. The effect of the adoption will  be reclassification from long term to short term.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

NOTE 3 — FAIR VALUE MEASUREMENTS

Items carried at fair value as of December 31, 2015 and 2014 are classified in the table below in one of the three categories described in Note 2.

	Fair value measurements using input type
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,361	$-	$-	$2,361
Restricted cash	4,135			4,135
Marketable securities	5,643	-	-	5,643
Derivative liability- phantom option	-	(41)	-	(41)
	$12,139	$(41)	$-	$12,098

	Fair value measurements using input type
	December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4,211	$-	$-	$4,211
Restricted cash	4,381			4,381
Marketable securities	6,406	-	-	6,406
Derivative asset	-	29	-	29
Derivative liability - call option		(49)	-	(49)
	$14,998	$(20)	$-	$14,978

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
	2015	2014
Raw materials	$6,303	$6,009
Work in process and finished product	1,154	649
	$7,457	$6,658

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Leasehold improvements	$839	$832
Machinery and equipment	2,274	2,144
Furniture and fixtures	251	250
Transportation equipment	138	126
Computer equipment	1,234	1,200
	4,736	4,552
Less accumulated depreciation	(2,920)	(2,604)
	$1,816	$1,948

Depreciation expenses totaled $481 and $527, for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 — INTANGIBLE ASSETS AND OTHERS, NET

Composition:

	Useful life years	December 31,
		2015	2014
Original amount:
Technology	5	$2,010	$2,010
Customer related intangible assets	3-5	3,470	3,470
		$5,480	$5,480
Accumulated amortization:
Technology	5	$752	$350
Customer related intangible assets	3-5	1,726	1,012
	5	$2,478	$1,362
		$3,002	$4,118
Prepaid lease expenses		206	211
Deferred tax assets		89	87
		$3,297	$4,416

The estimated future amortization of the intangible assets (excluded of prepaid lease and deferred tax assets and prepaid lease) as of December 31, 2015 is as follows:

2016	$912
2017	890
2018	846
2019	354
$3,002

NOTE 7 - SHORT TERM BANK LOANS:

Composition:

	Interest rate as of December 31, 2015	Linkage basis	Total short-term liabilities
			December 31,
	%		2015	2014
Due to banks	Prime plus 0.7%-Prime plus 2.45%	NIS	$9,701	$7,851
Current portion			1,311	1,565
			$11,012	$9,416

As of December 31, 2015, the Company had short term bank credit of $11,012 comprised as follows: $1,311 current portion of long term loans and $9,701 of short term bank loans that bear interest of prime plus 0.7% through prime plus 2.45% paid either on a monthly or weekly basis.

As of December 31, 2014, the Company had short term bank credit of $9,416 comprised as follows: $1,565 current portion of long term loans and $7,851 of short term bank loans that bear interest of prime plus 0.7% through prime plus 2.45% paid either on a monthly or weekly basis.

The Company has committed to certain covenants under its bank loan. See also note 15.

The Restricted cash in the balance sheets stands as a collateral in favor of the loans.

NOTE 8 — LONG TERM LOANS FROM BANKS

1. Composition:

	Interest rate as of December 31, 2015	Linkage basis	Total long-term liabilities, net of current portion
			December 31,
	%		2015	2014
Due to banks	Prime plus 1.25%-Prime plus 2.45%	NIS	$3,289	$5,484
Less– current portion			(1,311)	(1,565)
			$1,978	$3,919

2. Long-term loans from banks are due as follows:

	December 31,
	2015	2014
First year (current portion)	$1,311	$1,565
Second year	903	1,638
Third year	538	1,099
Fourth year and thereafter	537	1,182
	$3,289	$5,484

The Company has committed to certain covenants under its bank loan. See also note 15.

NOTE 9 — LOAN FROM OTHERS

On July 12, 2011, the Company entered into a Note and Warrant Purchase Agreement with UTA Capital LLC (“UTA”), a Delaware limited liability company ( the purchase agreement was amended several times later on), pursuant to which UTA, agreed to provide financing to Micronet Enertec on a secured basis.

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

On December 30, 2015, the Company entered into a Loan Agreement (the “Meydan Loan”), with Meydan Family Trust No. 3 (“Meydan”), pursuant to which Meydan agreed to loan the Company $750, on certain terms and conditions. The proceeds of the Meydan Loan have been used by the Company for  working capital and  general corporate needs. The Meydan loan bears interest at the rate of Libor plus 8% and shall be repaid in 4 equal installments beginning on July 10, 2016.  .

On September 2, 2015, Enertec entered into a Credit Line Agreement with a financing firm (the “Financing Firm”),  pursuant to which the Financing Firm agreed to grant Enertec a credit line through the financing of certain payables  of Enertec . The maximum aggregate amount of the financed is $675 and up to 85% of each  invoice at an annual rate of Prime plus 1.75%. The Credit Line Agreement will expire on May 31, 2016. As of December 31, 2015, Enertec had financed $661 pursuant to the Credit Line Agreement.

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

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2015	2014
Accrued severance pay	$1,620	$1,523
Less - amount funded	(1,568)	(1,494)
	$52	$29

NOTE 11 — PROVISION (BENEFIT) FOR INCOME TAXES

A.
Basis of Taxation

The Company’s Israeli subsidiaries are governed by the tax laws of the state of Israel which had a general tax rate of 26.5% in 2014 and 2015. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “Approved Enterprise Industrial Company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

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

Effective beginning in 2014, the regular Israeli tax rate was 26.5% for Regular Entities and 16% or 9% for  Preferred Enterprises (depending on the location of industry). Both Micronet and Enertec are eligible for the tax rate for Preferred Enterprises. In 2015, Micronet was taxed at the 16% rate and Enertec was taxed at the 9% rate.

B.	Provision for Taxes

	Year ended December 31,
	2015	2014
Current:
Domestic	$-	$-
Foreign (Israel)	181	483
	181	483

Taxes related to prior years	(43)	(50)
Deferred:
Deferred taxes, net	(219)	(191)
Total provision for income taxes	$(81)	$242

C.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2015	2014

U.S. federal statutory rate	35%	35%
Tax rate difference between U.S. and Israel	(8.5)%	(8.5)%
Effect of Israeli tax rate benefit	(14)%	(14)%
Effect of previous years	(5)%	(2)%
Change in valuation allowance	(4.9)%	(19)%
Others	-	(2.8)%
Effective Tax Rate	2.6%	(11.3)%

NOTE 11 — PROVISION (BENEFIT) FOR INCOME TAXES- (continued)

D.
Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2015 and 2014, the Company’s deferred taxes were in respect of the following:

	December 31,
	2015	2014
Net operating loss carry forward	$1,668	$901
Provisions for employee rights and other temporary differences	91	396
Deferred tax assets before valuation allowance	1,759	1,297
Valuation allowance	(1,188)	(901)
Deferred tax assets	571	396
Deferred tax liability	17	57
Deferred tax assets, net	$554	$339

E.
Tax losses

At December 31, 2015, the parent Company has a net operating loss carry forward of approximately $3,394, which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from this net operating loss carry forward, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

F.
Tax Assessments

The Company received final tax assessments in the United States through tax year 2011, and with regard to the Israeli subsidiaries received final tax assessments up until tax year 2011.

G.	Uncertain Tax Position The Company did not record any liability for income taxes associated with unrecognized tax benefits during 2015 and 2014.

NOTE 12 — RELATED PARTIES

In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company for the provision of management and consulting services to Micronet and the Company, respectively.

On November 7, 2012, the board of directors and the audit committee of Micronet approved the entry into a management and consulting services agreement with D.L. Capital Ltd., an entity controlled by Mr. Lucatz, pursuant to which effective November 1, 2012, Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees of 65 NIS (approximately $16) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s shareholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013.

NOTE 12 — RELATED PARTIES- (continued)

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

On December 30, 2015, the Company entered into a Loan Agreement (the “Meydan Loan”), with Meydan Family Trust No. 3 (“Meydan”), pursuant to which Meydan agreed to loan the Company $750, on certain terms and conditions. The proceeds of the Meydan Loan have been used by the Company for  working capital and  general corporate needs. The Meydan loan bears interest at the rate of Libor plus 8% and shall be repaid in 4 equal installments beginning on July 10, 2016.

Transactions with related parties

	Year ended December 31,
	2015	2014
Consulting fee paid to controlling shareholder	$383	$573
Stock based compensation granted to controlling shareholder	107	124
Total	$490	$697

NOTE 13 — SHAREHOLDER'S EQUITY

A.	Common stock:

Common Stock confers upon their holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B.	Stock Option Plan:

Pursuant to our 2012 Stock Incentive Plan as amended and approved at the Company’s Annual Meeting of Shareholders in October 2015, the board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 1,000,000 shares of common stock, subject to adjustments in the event of a stock split, stock dividend, recapitalization or similar capital change. Stock based compensation amounted to $336 and $308 for the years ended December 31, 2015 and 2014, respectively.

The exercise price of the options granted under the 2012 Stock Incentive Plan is set by the board of directors and will not be less than the closing sale price on NASDAQ at the grant date.  As of December 31, 2015, 144,000 stock options remain available for future awards under the 2012 Stock Incentive Plan. Under the 2012 Stock Incentive Plan, unless determined otherwise by the board, options generally vest over a two or three year period from the date of grant and expire 10 years after the grant date. Unvested options are forfeited 90 days following the termination of employment. Any options that are forfeited before expiration become available for future grants.

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

NOTE 13 — SHAREHOLDER'S EQUITY- (continued)

B.	Stock Option Plan- (continued):

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2015	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2015	Exercise Price
	Years		$
20,000	7.5	13,334	4.3
586,000	8.91	384,000	4.3
140,000	9.5	-	4.3
746,000		397,334

	2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$
Options outstanding at the beginning of year	606,000	4.30	20,000	4.30
Changes during the year:
Granted	140,000	4.30	586,000	4.30
Exercised	-		-
Forfeited	-	-	-	-

Options outstanding at end of year	746,000		606,000
Options exercisable at year-end	397,334		195,334
Weighted-average fair value of options granted during the year	$1.09		$1.36

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2015 – 39% and 2014 –40%; risk-free interest rate: 2015 – 1.9% and 2014 – 2%; and expected life: 2015 and 2014 – 6.5 years.

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

NOTE 13 — SHAREHOLDER'S EQUITY- (continued)

C.	Issuance of common stock:

In November 2014, the Company issued 25,000 restricted shares to a service provider under the 2014 Stock Incentive Plan. An expense of $94 was recorded at the grant date based on the market price of the issued shares on the grant date.

In May 2015, the Company issued 8,975 restricted shares to a service provider under the 2014 Stock Incentive Plan. An expense of $30 was recorded at the grant date based on the market price of the issued shares on the grant date.

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

Summarized financial information by segment for the years ended December 31, 2015 and 2014:

Summarized financial information by segment for the years ended December 31, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Defense and aerospace	Mobile resource management	Consolidated
Revenues from external customers	$9,018	$14,569	$23,587
Segment operating income (loss)	121	(1) (1,707)	(1,586)
Non allocated expenses			(935)
Finance expenses, net			(610)
Consolidated loss before provision for income taxes			$(3,131)

(1) Includes $1,118 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.

Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2015 and 2014 were as follows:

	Year ended December 31,
	2015	2014
Customer A	30%	28%
Customer B	11%	19%

NOTE 14 — SEGMENT REPORTING- (continued)

Revenue from customers in the geographic regions based on the location of customers’ headquarters is as follows:

	Year ended December 31,
	2015	2014
United States	$12,116	$19,203
Israel	9,150	11,824
Other	2,321	3,211
Total	$23,587	$34,238

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Lease commitments-

Micronet’s short term lease expires in June 2016. Accrual rent fee is approximately $138 per year including a property management fee. Micronet Inc.'s lease expired in May 2016 and accrual rent fee is approximately $200 per year. Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel) and are located in Karmiel, Israel. Annual rent is approximately $237 per year. The lease term expires in June 2021, subject to two five-year extension options and early termination provision after five years, which we hold.

At December 31, 2015, total minimum cars and lease rentals under non-cancelable operating leases with an initial or remaining lease term of one year or more are as follows:

Year Ending December 31,	Amount
2016	$423
2017	356
2018	257
2019	$237

Legal proceedings

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Covenants

•
Enertec Systems has committed to certain covenants under its bank loan, including, among other things that (i) its shareholder’s equity according to its financial statements will not fall below NIS 17,000, and (ii) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec Systems has not meet all its bank covenants as of December 31, 2015, as a result the Company reclassified its loans from long-term to short-term liabilities. The restricted cash stands as a collateral for the loans.

•
Enertec Electronics has covenants under its bank loan mainly in respect of separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics has met all of its bank covenants as of December 31, 2015. . The restricted cash stands as collateral for the loan.

•
In addition, Micronet has undertaken under its bank loan documents the following financial covenants: (i) a cash and marketable securities balance of not less than 15,000 NIS; (ii) a minimum equity of 30,000 NIS and (iii) total solvency ratio of not less than 30%. Micronet has met all of its bank covenants as of December 31, 2015

NOTE 15 — COMMITMENTS AND CONTINGENCIES- (continued)

Chief Scientist

In April 2013, Micronet submitted to the Israeli Office of the Chief Scientist of the Ministry of Economy, or OCS, a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of NIS 5.5 million (approximately $1.5 million) was approved by the OCS. This grant was provided by the OCS for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet received further confirmation for a grant from the OCS in the total amount of NIS 5.5 million (approximately $1.5 million).  This grant was provided by the OCS for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount. In addition, during 2015 Micronet received further confirmation for a grant from the OCS in the total amount of NIS 5.1 million (approximately $1.3 million)  at a level of 40% from the aforementioned amount.  Micronet is obligated to pay royalties to the OCS amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate To date, Micronet has received an aggregate of NIS 4.5 million (approximately $1.2) from the OCS under these three grants.

NOTE 16 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A. Other accounts receivable:

	December 31,
	2015	2014
Prepaid expenses	$311	$186
Government departments and agencies	280	280
Deferred taxes	482	309
Others	512	474
	$1,585	$1,249

B. Other Accounts Payable:

	December 31,
	2015	2014
Employees and wage-related liabilities	$1,188	$1,267
Government departments and agencies	345	385
Accrued expenses	705	556
Other current liabilities	246	411
	$2,484	$2,619

NOTE 16 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION- (continued)

C. Earnings per Share:

Basic and diluted earnings per share were computed based on the average number of shares outstanding during each year.

The following table sets forth the computation of basic and diluted net earnings per share attributable to Micronet Enertec:

	Year ended December 31,
	2015	2014
Numerator:
Amount for basic earnings per share	$(2,467)	$(2,139)
Effect of dilutive instruments	-	-

Amount for diluted earnings per share	(2,467)	(2,139)

Denominator:
Denominator for basic earnings per share - weighted average of shares	5,861,630	5,834,371
Effect of dilutive instruments	-	-
Denominator for diluted net earnings per share - weighted average shares and assuming dilution	5,861,630	5,834,371
Basic earnings per share attributed to Micronet Enertec stockholders	$(0.42)	$(0.37)
Diluted earnings per share attributed to Micronet Enertec stockholders	$(0.42)	$(0.37)