Form 10-Q
period 2016-03-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2016-05-16
CIK 854800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016

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

Yes ☐ No ☒

As of May 16, 2016, there were 5,878,721 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 6.	Exhibits.	19

SIGNATURES	20

EXHIBIT INDEX	20

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(USD In Thousands, Except Share and Par Value Data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$964	$2,361
Restricted cash	4,667	4,135
Marketable securities	5,770	5,643
Trade account receivables, net	13,316	12,353
Inventories	7,258	7,457
Other accounts receivable	1,653	1,585
Total current assets	33,628	33,534

Property and equipment, net	1,790	1,816
Intangible assets and others, net	3,017	3,297
Long term deposit	29	30
Goodwill	1,466	1,466
Total long term assets	6,302	6,609
Total assets	$39,930	$40,143

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(USD In Thousands, Except Share and Par Value Data)

	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$12,593	$11,012
Short term credit from others and current portion of long term loans from others	1,252	1,037
Trade accounts payable	4,407	5,710
Other accounts payable	2,284	2,484
Total current liabilities	20,536	20,243

Long term loans from banks	1,861	1,978
Long term notes	188	375
Finance lease	15	22
Accrued severance pay, net	55	52
Deferred tax liabilities, net	14	17
Total long term liabilities	2,133	2,444

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 5,865,221 shares issued and outstanding as of March 31, 2016 and December 31, 2015	6	6
Additional paid in capital	7,894	7,812
Accumulated other comprehensive income (loss)	86	(196)
Retained earnings	3,478	3,817
Micronet Enertec stockholders' equity	11,464	11,439

Non-controlling interests	5,797	6,017

Total equity	17,261	17,456

Total liabilities and equity	$39,930	$40,143

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(USD In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues	$6,482	$5,679
Cost of revenues	4,403	3,928
Gross profit	2,079	1,751
Operating expenses:
Research and development	700	743
Selling and marketing	358	469
General and administrative	1,136	1,111
Amortization of intangible assets	228	302
Total operating expenses	2,422	2,625

Loss from operations	(343)	(874)
Financial expenses, net	130	92
Loss before provision for income taxes	(473)	(966)
Provision (benefit) for income taxes	31	(130)

Net loss	(504)	(836)
Net loss attributable to non-controlling interests	(165)	(131)

Net loss attributable to Micronet Enertec Technologies, Inc.	(339)	(705)

Loss per share attributable to Micronet Enertec Technologies, Inc.
Basic	$(0.06)	$(0.12)

Weighted average common shares outstanding:
Basic	5,865,221	5,856,246

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(USD In Thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015

Net loss	$(504)	$(836)
Other comprehensive loss, net of tax:
Currency translation adjustment	228	(201)
Total comprehensive loss	(276)	(1,037)
Comprehensive income (loss) attributable to the non-controlling interests	219	(285)
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	$(57)	$(1,322)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(504)	$(836)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	337	421
Marketable securities	(105)	196
Change in fair value of derivatives, net	(14)	(5)
Change in deferred taxes, net	(39)	(132)
Accrued interest and exchange rate differences on bank loans	482	(25)
Accrued interest and exchange rate differences on loans from others	24	-
Stock-based compensation	82	69
Decrease (increase) in trade account receivables	(882)	1,170
Decrease in inventories	240	158
Increase (decrease) in accrued severance pay, net	3	(4)
Decrease in other accounts receivables	27	137
Decrease in trade accounts payables	(1,303)	(2,443)
Decrease in other accounts payables	(194)	(438)
Net cash used in operating activities	$(1,846)	$(1,732)

 MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (USD In Thousands)
  (Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32)	(100)
Restricted cash	(532)	691
Marketable securities	(22)	(14)
Net cash provided by (used in) investing activities	$(586)	$577

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$1,419	$807
Short term credit from others, net	4	-
Repayment of short term loans	(256)	-
Repayment of long term bank loans	(181)	(288)
Repayment of long term notes	-	(1,000)
Net cash provided by (used in) financing activities	$986	$(481)

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(1,446)	(1,636)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,361	4,211

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	49	(214)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$964	$2,361

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

A. Micronet Enertec Technologies, Inc., a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or “the Company”).

We operate through two Israel-based companies, Enertec Systems 2001 Ltd (“Enertec”), our wholly-owned subsidiary, and Micronet Ltd (“Micronet”), in which we held 62.9% as of March 31, 2016 and is controlled by us.

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

NOTE 1 — DESCRIPTION OF BUSINESS (Cont.)

B. Micronet Acquisition of Beijer U.S. Vehicle Operations (Cont)

Inventories	$1,360
Property and equipment	47
Identifiable intangible assets:
Customer relations	2,552
Core technology	1,680
Goodwill	1,466
Total assets acquired	$7,105

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the periods ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2015, and updated, as necessary, in this Quarterly Report on Form 10-Q.
All the amounts included in the notes are denominated in thousand US Dollars.

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION (CONT)

Recent Accounting Pronouncements

In February 2016, the Financial According Standards Board ("FASB") issued According Standards Update ("ASU") No. 2016-02, “Leases (Topic 842)”, which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, "Compensation- Stock Compensation", and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact , classification on statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

Items carried at fair value as of March 31, 2016 and December 31, 2015, are summarized below:

	Fair value measurements using input type
	March 31, 2016
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$964	$-	$-	$964
Restricted cash	4,667	-	-	4,667
Marketable securities	5,770	-	-	5,770
Derivative assets	-	82	-	82
Derivative liabilities - Phantom option	-	(27)	-	(27)
	$11,401	$55	$-	$11,456

NOTE 3 – FAIR VALUE MEASUREMENTS (CONT)

	Fair value measurements using input type
	December 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,361	$-	$-	$2,361
Restricted cash	4,135	-	-	4,135
Marketable securities	5,643	-	-	5,643
Derivative liabilities - Phantom option		(41)	-	(41)
	$12,139	$(41)	$-	$12,098

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	March 31, 2016	December 31, 2015

Raw materials	$6,515	$6,303
Work in process	743	1,154
	$7,258	$7,457

NOTE 5 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: a defense and aerospace segment operated by Enertec and a mobile resource management segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Three months ended March 31, 2016
	Defense and aerospace	Mobile resource management	Consolidated

Revenues from external customers	$2,531	$3,951	$6,482
Segment operating income (loss)	159	(1)(290)	(131)
Non allocated expenses			(212)
Finance expenses and other			(130)
Consolidated loss before provision for income taxes			$(473)

NOTE 5 – SEGMENTS (CONT)

	Three months ended March 31, 2015
	Defense and aerospace	Mobile resource management	Consolidated
Revenues from external customers	$2,033	$3,646	$5,679
Segment operating loss	(89)	(2)(555)	(644)
Non allocated expenses			(230)
Finance expenses			(92)
Consolidated loss before provision for income taxes			$(966)

(1)	Includes $228 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.

(2)	Includes $302 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.

NOTE 6 –SUBSEQUENT EVENTS

On May 3, 2016, Seller filed a complaint in the Superior District Court of the State of Delaware naming the Company as the defendant. The complaint alleges, among other things, that the Company breached the terms of the Asset Purchase Agreement and seeks, among other things, the payment of the termination fee equal to $250,000, plus interest as well as all costs and expenses associated with the commencement of the lawsuit. The Company rejects the claim and intends to vigorously defend against the claims in the litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	Demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

●	Leveraging our experience and other assets we possess to enhance Enertec’s (as defined below) product offerings;

●	Levels of research and development costs in the future;

●	Continuing control of at least a majority of Micronet's share capital;
●	The organic and non-organic growth of our business;

●	Our financing needs; and

●	The sufficiency of our capital resources.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Readers are also urged to carefully review and consider the various disclosures we have made in that report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

On February 18, 2016, the Company  entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Novatel Wireless, Inc., or the Seller, pursuant to which the Company agreed to acquire certain assets and liabilities of the Seller used in the operation of its telematics hardware business, or the Telematics Business Acquisition. Pursuant to the Asset Purchase Agreement, the Company would pay to the Seller total cash consideration of approximately $12 million, or the Cash Consideration, and deliver to the Seller a promissory note in the principal amount of $12 million, or the Note, and together with the Cash Consideration, the Purchase Price.  The Company would be obligated to repay the principal amount of the Note in two installments of $6 million each, payable on the first and second anniversaries of the closing date. The Company expected to finance the Telematics Business Acquisition primarily with new debt and/or equity. The Purchase Price and Note were subject to adjustment under certain circumstances.  The Asset Purchase Agreement provided that the Telematics Business Acquisition would close on or before March 31, 2016, subject to certain extensions and termination provisions.  On April 11, 2016, the Seller notified the Company that it was terminating the Asset Purchase Agreement due to failure to meet such closing deadline and certain conditions required to extend it, and demanded a termination fee equal to $250,000 pursuant to the terms of the Asset Purchase Agreement. On May 3, 2016, the Seller filed a complaint in the Superior District Court of the State of Delaware naming the Company as the defendant. The complaint alleges, among other things, that the Company breached the terms of the Asset Purchase Agreement and seeks, among other things, the payment of the termination fee equal to $250,000, plus interest as well as all costs and expenses associated with the commencement of the lawsuit. The Company rejects the claim and intends to vigorously defend against the claims in the litigation.

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

●
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

●
Stock-based compensation - The share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net loss attributable to Micronet Enertec and GAAP loss per share attributable to Micronet Enertec to non-GAAP net loss per share attributable to Micronet Enertec:

	Three months ended March 31,
	(Dollars in Thousands, other than share and per share amounts)
	2016	2015
GAAP net loss attributable to Micronet Enertec	$(339)	$(705)
Amortization of acquired intangible assets	143	189
Stock-based compensation	82	69
Income tax-effect of above non-GAAP adjustments	(2)	(9)
Total Non-GAAP net loss attributable to Micronet Enertec	$(116)	$(456)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.02)	$(0.08)
Shares used in per share calculations	5,865,221	5,856,246
GAAP net loss per share attributable to Micronet Enertec	$(0.06)	$(0.12)
Shares used in per share calculations	5,865,221	5,856,246

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues for the three months ended March 31, 2016 were $6,482,000, compared to $5,679,000 for the three months ended March 31, 2015. This represents an increase of $803,000, or 14%, for the three months ended March 31, 2016. The increase in revenues for the three months ended March 31, 2016, is mainly due to an increase in the aerospace and defense segment revenues.

Total revenues related to the aerospace and defense segment for the three months ended March 31, 2016 were $2,531,000, as compared to $2,033,000 for the three months ended March 31, 2015. This represent an increase of $498,000, or 24%, for the three months ended March 31, 2016. The increase is mainly due to new projects awarded.

Total revenues related to the MRM segment for the three months ended March 31, 2016 were $3,951,000, as compared to $3,646,000 for the three months ended March 31, 2015. This represents an increase of $305,000 or 8% for the three months ended March 31, 2016. The increase is mainly due to the introduction of new products, which continues  the transition to our new technology and solutions.

Gross profit increased by $328,000, to $2,079,000, and represents 32% of the revenues for the three months ended March 31, 2016. This is in comparison to gross profit of $1,751,000 which represented 31% of the revenues for the three months ended March 31, 2015. Micronet’s gross profit decreased from 35% in the three months ended March 31, 2015 to 34% for the three months ended March 31, 2016. Enertec’s gross profit increased from 23% in the three months ended March 31, 2015 to 29% for the three months ended March 31, 2016. The increase is mainly due to change in product mix which included products with higher gross margins.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three months ended March 31, 2016 were $358,000, as compared to $469,000 for the three months ended March 31, 2015. This represents a decrease of $111,000, or 24%, for the three months ended March 31, 2016

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three months ended March 31, 2016 were $1,136,000, compared to $1,111,000 for the three months ended March 31, 2015. This represents an increase of $25,000, or 2%, for the three months ended March 31, 2016.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which include mainly wages, materials and sub-contractors, for the three months ended March 31, 2016 were $700,000 as compared to $743,000 for the three months ended March 31, 2015. This represents a decrease of $43,000, or 6%, for the three months ended March 31, 2016.

Loss from operations

Our loss from operations for the three months ended March 31, 2016 were $343,000, or 5% of the revenues, compared to loss from operations of $874,000, or 15% of the revenues, for the three months ended March 31, 2015. The change is mainly a result of the decrease in operating expenses and increase in revenues as described above.

Financial Expenses, net

Financial expenses, net for the three months ended March 31, 2016 were $130,000, compared to expenses of $92,000 for the three months ended March 31, 2015. This represents an increase of $38,000, or 41%, for the three months ended March 31, 2016. The increase in financial expenses in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to changes in currency exchange rates.

Net loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec Technologies, Inc. was $339,000 in the three months ended March 31, 2016, compared to net loss of $705,000 in the three months ended March 31, 2015. This represents a decrease in net loss of $366,000, or 52%, as compared to the same period last year. The decrease in net loss is attributed to the increase in revenues as mentioned above.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into various bank loans, as described below. The loans are divided into bank loans and a loan from Meydan Family Trust No 3, or Meydan, as described below.

As of March 31, 2016, our total cash and cash equivalents, restricted cash and marketable securities balance was $11,401,000 (of which marketable securities amounted to $5,770,000), as compared to $12,139,000 (of which marketable securities amounted to $5,643,000) as of December 31, 2015. This reflects a decrease of $738,000 in cash and cash equivalents, restricted cash and marketable securities. The decrease in cash and cash equivalents is primarily a result of repayments of loans to banks and others.

On September 2, 2015, Enertec entered into a Credit Line Agreement, or the Credit Line Agreement, with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line for the financing of certain payables of Enertec. The maximum aggregate amount of the financing eligible under the Credit Line Agreement is $675,000 and up to 85% of each invoice. The financing pursuant to the Credit Line Agreement is at an annual rate of Prime plus 1.75%. The Credit Line Agreement will expire on May 31, 2016. As of March 31, 2016, Enertec had financed $665,000 pursuant to the Credit Line Agreement.

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

In connection with our acquisition of the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI.  Under this agreement, FIBI loaned Micronet $4.85 million for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2.425 million of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2.425 million bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the loan, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan is secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of May 28, 2015, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of six months ending on November 29, 2015.As of November 29 2015, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of six months ending on May 29, 2016. As of March 31, 2016, the balance on this loan (the Long Term Portion and the Short Term Portion) was approximately $3,504,000 and the interest rates were Prime plus 1.2% and Prime plus 1.5% for the Short Term Portion and the Long Term Portion, respectively.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of March 31, 2016, the balance on the Mercantile Loan was $2,784,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7% for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, Enertec agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3,000,000. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2,000,000. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of March 31, 2016, the fair value of this Phantom Stock Option was $27,000.

As of March 31, 2016, our total current assets were $33,628,000, as compared to $33,534,000 at December 31, 2015. The increase is mainly due to the increase in trade accounts receivable.

Our trade accounts receivable at March 31, 2106 were $13,316,000 as compared to $12,353,000 at December 31, 2015. The increase is primarily due an increase in revenues for the three months ended March 31, 2016.

As of March 31, 2016, our working capital was $13,092,000, as compared to $13,291,000 at December 31, 2015. The decrease in the working capital is primarily due to the decrease in cash and cash equivalents.

As of March 31, 2016, our total debt was $15,894,000 as compared to $14,402,000 at December 31, 2015.

Our bank and other debt is composed of short-term loans amounting to $13,845,000 as of March 31, 2016 compared to $12,049,000 at December 31, 2015, and long-term loans amounting to $2,049,000 as of March 31, 2016 compared to $2,353,000 at December 31, 2015.

Our debt includes our bank debt described above, a working capital credit facility - a loan from Meydan and the Credit Line Agreement:

●
Our bank debt is composed of short-term loans to Enertec Electronics Ltd, Enertec  and Micronet amounting to $12,593,000 as of March 31, 2016 compared to $11,012,000, at December 31, 2015, and long-term loans amounting to $1,861,000 as of March 31, 2016 compared to $1,978,000 at December 31, 2015.  The short-term loans bear interest rates between Israeli prime (currently 1.60%) plus 0.7% to 2.45%.  The long-term loans have maturity dates between May 2017 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

●
Enertec has covenanted under its bank loans at June 30 and December 31 of each year, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet.

●
Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics has met all of its bank covenants as of March 31, 2016. Certain restricted cash stands as a collateral for the loan.

●
In addition, Micronet has undertaken under its bank loan documents the following primary financial covenants: (1) the aggregate amount of deposits and marketable securities will not be less than 85% of the aggregate amount of the loans; (2) a minimum equity of NIS 30 million and (3) total solvency ratio of not less than 30%. Micronet has met all of its bank covenants as of March 31, 2016.

●
On September 2, 2015, Enertec entered into a Credit Line Agreement with the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line for the financing of certain payables of Enertec. The maximum aggregate amount of the financing eligible under the Credit Line Agreement is $675,000 and up to 85% of each invoice. The financing pursuant to the Credit Line Agreement is at an annual rate of Prime plus 1.75%. The Credit Line Agreement will expire on May 31, 2016. As of March 31, 2016, Enertec had financed $665,000 pursuant to the Credit Line Agreement.

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

The Company expects to pay off the current portion of certain bank loans in the amount $1,355,000 and the Meydan Loan in the amount of $750,000 using its cash flow from operations or possibly additional debt or equity financings.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mrs. Moran Amran, the Company’s controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2016. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 3, 2016, Seller filed a complaint in the Superior District Court of the State of Delaware naming the Company as the defendant. The complaint alleges, among other things, that the Company breached the terms of the Asset Purchase Agreement and seeks, among other things, the payment of the termination fee equal to $250,000, plus interest as well as all costs and expenses associated with the commencement of the lawsuit. The Company rejects the claim and intends to vigorously defend against the claims in the litigation.

Item 6.	Exhibits.

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated February 18, 2016 between the Company and  Novatel Wireless, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2016). The Asset Purchase Agreement was terminated on April 11, 2016.

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

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: May 16, 2016	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Moran Amran
Name: Moran Amran
Title: Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated February 18, 2016 between the Company and  Novatel Wireless, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2016). The Asset Purchase Agreement was terminated on April 11, 2016.

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

101*
The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith