Form 10-Q
period 2016-06-30
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2016-08-11
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of August 11, 2016, there were 5,878,721 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,873	$2,361
Restricted cash	4,616	4,135
Marketable securities	4,974	5,643
Trade account receivables, net	13,669	12,353
Inventories	6,007	7,457
Other accounts receivable	1,536	1,585
Total current assets	32,675	33,534

Property and equipment, net	1,710	1,816
Intangible assets and others, net	2,826	3,297
Long term deposit	32	30
Goodwill	1,466	1,466
Total long term assets	6,034	6,609
Total assets	$38,709	$40,143

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$13,692	$11,012
Short term credit from others and current portion of long term loans from others	1,228	1,037
Trade accounts payable	3,610	5,710
Other accounts payable	2,471	2,484
Total current liabilities	21,001	20,243

Long term loans from banks	1,638	1,978
Long term notes	188	375
Finance lease	8	22
Accrued severance pay, net	83	52
Deferred tax liabilities, net	12	17
Total long term liabilities	1,929	2,444

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 5,878,721 and 5,865,221 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	6	6
Additional paid in capital	8,002	7,812
Accumulated other comprehensive income (loss)	8	(196)
Retained earnings	2,260	3,817
Micronet Enertec stockholders' equity	10,276	11,439

Non-controlling interests	5,503	6,017

Total equity	15,779	17,456

Total liabilities and equity	$38,709	$40,143

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015

Revenues	$13,203	$11,426	$6,721	$5,747
Cost of revenues	9,566	7,841	5,163	3,913
Gross profit	3,637	3,585	1,558	1,834

Operating expenses:
Research and development	1,383	1,466	683	723
Selling and marketing	836	819	478	350
General and administrative	2,654	2,238	1,518	1,127
Amortization of intangible assets	460	607	232	305
Total operating expenses	5,333	5,130	2,911	2,505

Loss from operations	(1,696)	(1,545)	(1,353)	(671)
Financial expenses, net	261	261	131	169
In Loss before provision for income taxes	(1,957)	(1,806)	(1,484)	(840)
Benefit for income taxes	(20)	(167)	(51)	(37)

Net loss	(1,937)	(1,639)	(1,433)	(803)
Net loss attributable to non-controlling interests	(379)	(345)	(214)	(215)

Net loss attributable to Micronet Enertec Technologies, Inc.	(1,558)	(1,294)	(1,219)	(588)

Loss per share attributable to Micronet Enertec Technologies, Inc.
Basic	$(0.27)	$(0.22)	$(0.21)	$(0.10)

Weighted average common shares outstanding:
Basic	5,871,039	5,857,951	5,876,921	5,859,675

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015

Net loss	$(1,937)	$(1,639)	$(1,433)	$(803)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	69	182	(159)	383
Total comprehensive loss	(1,868)	(1,457)	(1,592)	(420)
Comprehensive income (loss) attributable to the non-controlling interests	(514)	282	(295)	(3)
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	$(1,354)	$(1,739)	$(1,297)	$(417)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,937)	$(1,639)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687	847
Marketable securities	3	(88)
Change in fair value of derivatives, net	(30)	(6)
Change in deferred taxes, net	(127)	(389)
Accrued interest and exchange rate differences on loans	207	449
Stock-based compensation	190	172
Decrease (increase) in trade account receivables	(1,315)	1,101
Decrease in inventories	1,450	155
Increase (decrease) in accrued severance pay, net	31	(3)
Decrease (increase) in other accounts receivables	185	(9)
Decrease in trade accounts payables	(2,101)	(2,122)
Increase (decrease) in other accounts payables	5	(294)
Net cash used in operating activities	$(2,752)	$(1,826)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(100)	(184)
Restricted cash	(482)	(52)
Marketable securities	666	(39)
Net cash provided by (used in) investing activities	$84	$(275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$4,731	$2,823
Long term bank loan	-	59
Repayment of short term loans	(2,228)	(2,175)
Repayment of long term bank loans	(367)	(473)
Repayment of notes	-	(1,000)
Net cash provided by (used in) financing activities	$2,136	$(766)

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(532)	(2,867)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,361	4,179

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	44	301
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,873	$1,613

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

A. Micronet Enertec Technologies, Inc., a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or “the Company”).

We operate through two Israel-based companies, Enertec Systems 2001 Ltd (“Enertec”), our wholly-owned subsidiary, and Micronet Ltd (“Micronet”), in which we held 62.9% as of June 30, 2016 and is controlled by us.

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

B. Standby Equity Distribution Agreement

On June 30, 2016, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PV Ltd. (“YA II”), a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, for the sale of up to $2.39 million of shares of the Company’s common stock, par value $0.001 per share, over a three-year commitment period.  Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount to market of 1.5%.  The Company expects to issue shares of common stock under the SEDA pursuant to its effective Registration Statement on Form S-3 (Registration No. 196760). The Company is not obligated to utilize any of the funds available under the SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the SEDA over the three-year term will depend on the market price for the Company’s common stock and the number of shares actually sold. The SEDA does not impose any restrictions on the Company’s operating activities. During the term of the SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock.

C. Note Purchase Agreement

On June 30, 2016, the Company and our wholly-owned subsidiary Enertec Electronics Ltd (collectively, the “Borrowers”) entered into a Note Purchase Agreement with YA II (the “Note Purchase Agreement”), whereby YA II will purchase $600 of notes from the Borrowers (the “Notes”). The Company received a total of $600 on July 1st, 2016. The outstanding principal balance of the Notes shall bear interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Borrowers shall make payments of $150 of principal plus accrued interest.

All amounts payable are due on July 10, 2017. Upon the occurrence of an Event of Default under the Notes, all amounts payable may be due immediately.

In connection with the Note Purchase Agreement, the Company agreed to grant to YA II a five-year warrant (the “Warrant”) to purchase 66,000 shares of the Company’s common stock at an exercise price of $4.30 per share. The Warrant is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the periods ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2015, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (the “FASB”) “FASB” issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“Accounting Standards Update (“ASU”) ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, which supersedes the lease accounting guidance in ASC 840, Leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2018, for public companies, with early adoption permitted. The new guidance must be adopted using a modified retrospective approach. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION (CONT.)

Recent Accounting Pronouncements (Cont.)

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. Early adoption is permitted. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

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

Items carried at fair value as of June 30, 2016 and December 31, 2015, are summarized below:

	Fair value measurements using input type
	June 30, 2016
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,873	$-	$-	$1,873
Restricted cash	4,616	-	-	4,616
Marketable securities	4,974	-	-	4,974
Derivative assets	-	6	-	6
Derivative liabilities - Phantom option	-	(11)	-	(11)
	$11,463	$(5)	$-	$11,458

	Fair value measurements using input type
	December 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,361	$-	$-	$2,361
Restricted cash	4,135	-	-	4,135
Marketable securities	5,643	-	-	5,643
Derivative liabilities - Phantom option	-	(41)	-	(41)
	$12,139	$(41)	$-	$12,098

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	June 30, 2016	December 31, 2015

Raw materials	$5,093	$6,303
Work in process	914	1,154
	$6,007	$7,457

NOTE 5 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: a defense and aerospace segment operated by Enertec and a mobile resource management segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Six months ended June 30, 2016
	Defense and aerospace	Mobile resource management	Consolidated

Revenues from external customers	$4,853	$8,350	$13,203
Segment operating income (loss)	24	(1)(979)	(955)
Non allocated expenses			(741)
Finance expenses and other			(261)
Consolidated loss before provision for income taxes			$(1,957)

	Six months ended June 30, 2015
	Defense and aerospace	Mobile resource management	Consolidated
Revenues from external customers	$3,917	$7,509	$11,426
Segment operating loss	(50)	(2)(947)	(997)
Non allocated expenses			(548)
Finance expenses			(261)
Consolidated loss before provision for income taxes			$(1,806)

(1)	Includes $460 of intangible assets amortization, derived from acquisitions.

(2)	Includes $607 of intangible assets amortization, derived from acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On February 18, 2016, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Novatel Wireless, Inc., or the Seller, pursuant to which we agreed to acquire certain assets and liabilities of the Seller used in the operation of its telematics hardware business, or the Telematics Business Acquisition. The Asset Purchase Agreement provided that the Telematics Business Acquisition would close on or before March 31, 2016, subject to certain extensions and termination provisions.  On April 11, 2016, the Seller notified us that it was terminating the Asset Purchase Agreement due to the failure to meet such closing deadline and certain conditions required to extend it, and demanded a termination fee equal to $250 thousand pursuant to the terms of the Asset Purchase Agreement. On May 3, 2016, the Seller filed a complaint in the Superior District Court of the State of Delaware naming us as the defendant. The complaint alleges, among other things, that we breached the terms of the Asset Purchase Agreement and seeks, among other things, the payment of the termination fee equal to $250 thousand plus interest as well as all costs and expenses associated with the commencement of the lawsuit. On June 27, 2016 we filed our answer to the complaint in which we rejected the claims made by Novatel Wireless. The suit is currently in its early stages of discovery and exchange of interrogatories. However, we have made a $250 thousand provision in our financial statements for any claims relating to such litigation.

Results of Operations

(Dollars and NIS in thousands)

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Revenues for the three and six months ended June 30, 2016 were $6,721 and $13,203, respectively, compared to $5,747 and $11,426 for the three and six months ended June 30, 2015, respectively. This represents an increase of $974 and $1,777, or an increase of 17% and 16%, for the three and six months ended June 30, 2016, respectively, mainly due to our continuing marketing and sales penetration.

Total revenues related to the aerospace and defense segment for the three and six months ended June 30, 2016 were $2,322 and $4,853, respectively, as compared to $1,884 and $3,917, respectively, for the three and six months ended June 30, 2015. This represents an increase of $438 and $936, respectively, or 23% and 24% respectively, for the three and six months ended June 30, 2016. The increase is mainly due to progress in various projects.

Total revenues related to the MRM segment for the three and six months ended June 30, 2016 were $4,399 and $8,350, respectively, as compared to $3,863 and $7,509, for the three and six months ended June 30, 2015 , respectively. This represents an increase of $536 and $ 841 or 14% and 11% for the three and six months ended June 30, 2016, respectively, mainly due to the continuation of our marketing and sales penetration and an increase of our backlog.

Gross profit decreased by $276 and increased by $52, to $1,558 and $3,637, and represents 23% and 28% of the revenues for the three and six months ended June 30, 2016, respectively. This is in comparison to gross profit of $1,834 and $3,585 which represented 32% and 31% of the revenues for the three and six months ended June 30, 2015.

Micronet’s gross profit decreased from 35% and 35% in the three and six months ended June 30, 2015 to 24% and 29% for the three and six months ended June 30, 2016, respectively. The decreases are mainly due to different product mixes and write offs of slow moving inventory.

Enertec’s gross profit decreased from 26% and 24% in the six months ended June 30, 2015 to 21% and 25% for the three and six months ended June 30, 2016, respectively. The changes are mainly a result of changes in product mix.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and six months ended June 30, 2016 were $478 and $836, respectively, as compared to $350 and $819 for the three and six months ended June 30, 2015, respectively. This represents an increase of $128 and $17, or 36% and 2%, for the three and six months ended June 30, 2016, respectively. The increases are mainly due to increases of sales and sales support employees.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and six months ended June 30, 2016 were $1,518 and $2,654, respectively, compared to $1,127 and $2,238 for the three and six months ended June 30, 2015, respectively. This represents an increase of $391 and $416, or 34% and 19%, for the three and six months ended June 30, 2016, respectively. The increase is mainly due to a onetime $250 provision relating to the Novatel Wireless, Inc. lawsuit.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which include mainly wages, materials and sub-contractors, for the three and six months ended June 30, 2016 were $683 and $1,383, respectively, as compared to $723 and $1,466 for the three and six months ended June 30, 2015, respectively. This represents a decrease of $40 and $83, or 6% and 6%, for the three and six months ended June 30, 2016, respectively.

Loss from operations

Our loss from operations for the three and six months ended June 30, 2016 were $1,353 and $1,696, or 20% and 13% of the revenues, compared to loss from operations of $671 and $1,545, or 12% and 14% of the revenues, for the three and six months ended June 30, 2015 respectively. The increase in loss from operations is mainly a result of the $250 provision and a decrease in the gross profit as described above.

Financial Expenses, net

Financial expenses, net for the three and six months ended June 30, 2016 were $131 and $261, compared to expenses of $169 and $261 for the three and six months ended June 30, 2015, respectively. This represents a decrease of $38 and $0, or 23% and 0%, for the three and six months ended June 30, 2016, respectively.

Net loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec Technologies, Inc. was $1,219 and $1,558 in the three and six months ended June 30, 2016, respectively, compared to net loss of $588 and $ 1,294 in the three and six months ended June 30, 2015, respectively. This represents an increase in net loss of $631 and $264, or 107% and 20%, as compared to the same periods last year. The increase in net loss of the three and six months periods are attributed primarily to $250 provision and a decrease in the gross profit as described above.

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

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net loss attributable to Micronet Enertec and GAAP loss per share attributable to Micronet Enertec to non-GAAP net loss per share attributable to Micronet Enertec:

	Six months ended June 30,
	(Dollars in thousands, other than share and per share amounts)
	2016	2015
GAAP net loss attributable to Micronet Enertec	$(1,558)	$(1,294)
Amortization of acquired intangible assets	289	381
Stock-based compensation	190	172
Income tax-effect of above non-GAAP adjustments	(3)	(17)
Total Non-GAAP net loss attributable to Micronet Enertec	$(1,082)	$(758)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.18)	$(0.13)
Shares used in per share calculations	5,871,039	5,857,951
GAAP net loss per share attributable to Micronet Enertec	$(0.27)	$(0.22)
Shares used in per share calculations	5,871,039	5,857,951

	Three months ended June 30,
	(Dollars in thousands, other than share and per share amounts)
	2016	2015
GAAP net loss attributable to Micronet Enertec	$(1,219)	$(588)
Amortization of acquired intangible assets	146	192
Stock-based compensation	108	103
Income tax-effect of above non-GAAP adjustments	(2)	(8)
Total Non-GAAP net loss attributable to Micronet Enertec	$(967)	$(302)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.16)	$(0.05)
Shares used in per share calculations	5,876,921	5,859,675
GAAP net loss per share attributable to Micronet Enertec	$(0.21)	$(0.10)
Shares used in per share calculations	5,876,921	5,859,675

Liquidity and Capital Resources

(Dollars and NIS in Thousands)

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans and a loan from Meydan Family Trust No 3, or Meydan, as described below.

As of June 30, 2016, our total cash and cash equivalents, restricted cash and marketable securities balance was $11,463 (of which marketable securities amounted to $4,974), as compared to $12,139 (of which marketable securities amounted to $5,643) as of December 31, 2015. This reflects a decrease of $676 in cash and cash equivalents, restricted cash and marketable securities. The decrease in cash and cash equivalents is primarily a result of repayments of loans to banks and others.

On September 2, 2015, Enertec entered into a Credit Line Agreement, or the Credit Line Agreement, with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line for the financing of certain payables of Enertec. The maximum aggregate amount of the financing eligible under the Credit Line Agreement is $675 and up to 85% of each invoice. The financing pursuant to the Credit Line Agreement is at an annual rate of Prime plus 1.75%. On June 2, 2016, the Credit Line Agreement was extended and will expire on April 30, 2017. As of June 30, 2016, Enertec had financed $666 pursuant to the Credit Line Agreement.

On December 30, 2015, the Company entered into a Loan Agreement, or the Meydan Loan, with Meydan, pursuant to which Meydan agreed to loan the Company $750 on certain terms and conditions. The Meydan loan bears interest at the rate of Libor plus 8% per annum and is due and payable in 4 equal installments beginning on July 10, 2016. As of June 30, 2016, the balance on the Meydan Loan was $781.

On July 8, 2016 the Company amended the Meydan Loan Agreement such that the note shall be repaid in 4 equal installments on October 10, 2016, January 10, 2017, April 10, 2017 and July 10, 2017.

In connection with our acquisition of the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI.  Under this agreement, FIBI loaned Micronet $4,850 for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2,425 of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2,425 bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the loan, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan is secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of May 28, 2015, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of six months ending on November 29, 2015.

As of November 29 2015, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of six months ending on May 29, 2016 As of May 29 2016, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of six months ending on November 29, 2016. As of June 30, 2016, the balance on this loan (the Long Term Portion and the Short Term Portion) was approximately $4,117 and the interest rates were Prime plus 1.2% and Prime plus 1.5% for the Short Term Portion and the Long Term Portion, respectively.

On June 17, 2014, Enertec Electronics entered into a loan agreement, or the Mercantile Loan Agreement, with Mercantile Discount Bank Ltd., or Mercantile Bank, pursuant to which Mercantile Bank agreed to loan the Company approximately $3,631 on certain terms and conditions, or the Mercantile Loan. The proceeds of the Mercantile Loan were used by the Company: (1) to refinance previous loans granted to the Company in the amount of approximately $1,333; (2) to complete the purchase by the Company, via Enertec, of 1.2 million shares of Micronet constituting 6.3% of the issued and outstanding shares of Micronet; and (3) for working capital and general corporate purposes.

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of June 30, 2016, the balance on the Mercantile Loan was $2,748 and the interest rates were Prime plus 2.45% and Prime plus 1.7% for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, Enertec agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately NIS 4,000, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3,000. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2,000. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of June 30, 2016, the fair value of this Phantom Stock Option was $11.

In addition, on June 30, 2016, we and our wholly-owned subsidiary Enertec Electronics Ltd., or the Borrowers, entered into a Note Purchase Agreement, or the Note Purchase Agreement, with YA II PV Ltd., or YA II , whereby YA II agreed to purchase $600 of notes from the Borrowers, or the Notes. The outstanding principal balance of the Notes bear interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Borrowers are required to make payments of $150 of principal plus accrued interest. All amounts payable are due on July 10, 2017. Upon the occurrence of an Event of Default under the Notes, all amounts payable may be due immediately. In conjunction with the Note Purchase Agreement we agreed to grant to YA II a 5 year warrant to purchase 66,000 shares of our common stock at an exercise price of $4.30 per share.

As of June 30, 2016, our total current assets were $32,675, as compared to $33,534 at December 31, 2015. The decrease is mainly due to a decrease in cash and cash equivalent and marketable securities and a decrees in inventory.

Our trade accounts receivable at June 30, 2016 were $13,669 as compared to $12,353 at December 31, 2015. The increase is primarily due an increase in revenues for the six months ended June 30, 2016.

As of June 30, 2016, our working capital was $11,674, as compared to $13,291 at December 31, 2015. The decrease in the working capital is primarily due to the decrease in cash and cash equivalents and due to an increase in short- term bank loans.

As of June 30, 2016, our total debt was $16,746 as compared to $14,402 at December 31, 2015.

Our bank and other debt is composed of short-term loans amounting to $14,920 as of June 30, 2016 compared to $12,049 at December 31, 2015, and long-term loans amounting to $1,826 as of June 30, 2016 compared to $2,353 at December 31, 2015. The increase in short-term loans caused an increase in the restricted cash that stands as a collateral for those loans.

Our debt includes our bank debt described above, a working capital credit facility - a loan from Meydan and the Credit Line Agreement:

●

Our bank debt is composed of short-term loans to Enertec Electronics Ltd, Enertec and Micronet amounting to $13,692 as of June 30, 2016 compared to $11,012 at December 31, 2015, and long-term loans amounting to $1,638 as of June 30, 2016 compared to $1,978 at December 31, 2015.  The short-term loans bear interest rates between Israeli prime (currently 1.60%) plus 0.7% to 2.45%.  The long-term loans have maturity dates between May 2017 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

●	Enertec has covenanted under its bank loans at June 30 and December 31 of each year, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17,000, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has not met all of its bank covenants as of June 30, 2016; As a result the Company reclassified its loans from long-term to short-term liabilities.

●	Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets.

●	In addition, Micronet has undertaken under its bank loan documents the following primary financial covenants: (1) the aggregate amount of deposits and marketable securities will not be less than 85% of the aggregate amount of the loans; (2) a minimum equity of NIS 30,000 and (3) total solvency ratio of not less than 30%. Micronet has met all of its bank covenants as of June 30, 2016.

●

On September 2, 2015, Enertec entered into a Credit Line Agreement with the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line for the financing of certain payables of Enertec. The maximum aggregate amount of the financing eligible under the Credit Line Agreement is $675 and up to 85% of each invoice. The financing pursuant to the Credit Line Agreement is at an annual rate of Prime plus 1.75%. On June 2, 2016 the Credit Line Agreement was extended and will expire on April 30, 2017. As of June 30, 2016, Enertec had financed $666 pursuant to the Credit Line Agreement.

●	On June 30, 2016, we and our wholly-owned subsidiary Enertec Electronics Ltd., or the Borrowers, entered into the Note Purchase Agreement with YA II, whereby YA II agreed to purchase $600 of notes from the Borrowers. The outstanding principal balance of the Notes bear interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Borrowers are required to make payments of $150 of principal plus accrued interest. All amounts payable are due on July 10, 2017. Upon the occurrence of an Event of Default under the Notes, all amounts payable may be due immediately.

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

The Company expects to pay off the current portion of certain bank loans in the amount $1,329 and the Meydan Loan in the amount of $562 using its cash flow from operations or possibly additional debt or equity financings.

On June 30, 2016, we entered into a SEDA, with YA II for the sale of up to $2,390 of shares of our common stock over a three-year commitment period.  Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA II at a discount to market of 1.5%.  In that regard, we have filed a prospectus supplement to our Registration Statement on Form S-3 (Registration No. 333-196760) and expect to issue shares of our common stock under the SEDA pursuant to such registration statement. We are not obligated to utilize any of the funds under the SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the SEDA over the three-year term will depend on the market price for our common stock and the number of shares actually sold. The SEDA does not impose any restrictions on our operating activities. During the term of the SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to our common stock. As of the date hereof, we have not yet issued any shares pursuant to the SEDA.

As noted above, the Company has an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30,000, of which $2,390 has been reserved for shares to be issued pursuant to the SEDA.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mrs. Moran Amran, the Company’s controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2016. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 18, 2016, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Novatel Wireless, Inc., or the Seller, pursuant to which we agreed to acquire certain assets and liabilities of the Seller used in the operation of its telematics hardware business, or the Telematics Business Acquisition. The Asset Purchase Agreement provided that the Telematics Business Acquisition would close on or before March 31, 2016, subject to certain extensions and termination provisions.  On April 11, 2016, the Seller notified us that it was terminating the Asset Purchase Agreement due to the failure to meet such closing deadline and certain conditions required to extend it, and demanded a termination fee equal to $250 thousand pursuant to the terms of the Asset Purchase Agreement. On May 3, 2016, the Seller filed a complaint in the Superior District Court of the State of Delaware naming us as the defendant. The complaint alleges, among other things, that we breached the terms of the Asset Purchase Agreement and seeks, among other things, the payment of the termination fee equal to $250 thousand plus interest as well as all costs and expenses associated with the commencement of the lawsuit. On June 27, 2016, we filed our answer to the complaint in which we rejected the claims made by Seller. The suit is currently in its early stages of discovery and exchange of interrogatories. We have made a $250 thousand provision in our financial statements for any claims relating to such litigation.

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

4.1	Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.2	Standby Equity Distribution Agreement, dated as of June 30, 2016, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.3	Note Purchase Agreement, dated as of June 30, 2016, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: August 11, 2016	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Moran Amran
Name: Moran Amran
Title: Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

4.1	Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.2	Standby Equity Distribution Agreement, dated as of June 30, 2016, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.3	Note Purchase Agreement, dated as of June 30, 2016, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

