Form 10-Q
period 2016-09-30
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2016-11-14
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of November 14, 2016, there were 6,170,151 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,969	$2,361
Restricted cash	4,541	4,135
Marketable securities	3,852	5,643
Trade account receivables, net	13,326	12,353
Inventories	6,191	7,457
Other accounts receivable	1,616	1,585
Total current assets	31,495	33,534

Property and equipment, net	1,691	1,816
Intangible assets and others, net	2,674	3,297
Long term deposits	32	30
Goodwill	1,466	1,466
Total long term assets	5,863	6,609
Total assets	$37,358	$40,143

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$13,293	$11,012
Short term credit from others and current portion of long term loans from others	1,763	1,037
Trade accounts payable	4,218	5,710
Other accounts payable	1,830	2,484
Total current liabilities	21,104	20,243

Long term loans from banks	1,074	1,978
Long term notes	200	375
Finance lease	-	22
Accrued severance pay, net	104	52
Deferred tax liabilities	9	17
Total long term liabilities	1,387	2,444

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 6,170,151 and 5,865,221 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	6	6
Additional paid in capital	8,484	7,812
Accumulated other comprehensive income (loss)	53	(196)
Retained earnings	977	3,817
Micronet Enertec stockholders' equity	9,520	11,439

Non-controlling interests	5,347	6,017

Total equity	14,867	17,456

Total long term liabilities and equity	$37,358	$40,143

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015

Revenues	$18,557	$16,982	$5,354	$5,556
Cost of revenues	13,865	12,275	4,299	4,434
Gross profit	4,692	4,707	1,055	1,122

Operating expenses:
Research and development	1,859	1,951	476	485
Selling and marketing	1,374	1,214	538	395
General and administrative	3,977	3,407	1,323	1,169
Amortization of intangible assets	694	889	234	282
Total operating expenses	7,904	7,461	2,571	2,331

Loss from operations	(3,212)	(2,754)	(1,516)	(1,209)
Financial expenses, net	412	417	151	156
Loss before provision for income taxes	(3,624)	(3,171)	(1,667)	(1,365)
Provision (benefit) for income taxes	(164)	(164)	(144)	3

Net loss	(3,460)	(3,007)	(1,523)	(1,368)
Net loss attributable to non-controlling interests	(619)	(450)	(240)	(105)

Net loss attributable to Micronet Enertec Technologies, Inc.	(2,841)	(2,557)	(1,283)	(1,263)

Loss per share attributable to Micronet Enertec Technologies, Inc.
Basic	$(0.48)	$(0.44)	$(0.22)	$(0.22)

Weighted average common shares outstanding:	5,882,529	5,838,873	5,902,074	5,865,221
Basic

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015

Net loss	$(3,460)	$(3,007)	$(1,523)	$(1,368)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	199	(123)	130	(305)
Total comprehensive loss	(3,261)	(3,130)	(1,393)	(1,673
Comprehensive income (loss) attributable to the non-controlling interests	(669)	21	(155)	(261)
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	$(2,592)	$(3,151)	$(1,238)	$(1,412)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,460)	$(3,007)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,021	1,230
Marketable securities	(89)	157
Change in fair value of derivatives, net	(37)	(8)
Change in deferred taxes, net	(253)	(367)
Accrued interest and exchange rate differences on loans	579	(125)
Stock-based compensation	292	254
Decrease (increase) in trade accounts receivable	(952)	1,566
Decrease in inventories	1,300	1,152
Increase in accrued severance pay, net	52	20
Decrease (increase) in other accounts receivable	157	(42)
Decrease in trade accounts payable	(1,492)	(3,441)
Decrease in other accounts payable	(640)	(554)
Net cash used in operating activities	$(3,522)	$(3,165)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(154)	(281)
Restricted cash	(406)	111
Marketable securities	1,880	710
Net cash provided by investing activities	$1,320	$540

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of short term bank credit	$5,387	$4,334
Receipt of proceeds from notes	567	(1,000)
Repayment of short term loans	(3,583)	(2,187)
Repayment of long term bank loan	(915)	(1,313)
Receipt (repayment) of long term loans from others	(106)	59
Issuance of shares, net	380	-
Net cash provided by (used in) financing activities	$1,730	$(107)

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(472)	(2,732)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,361	4,179

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	80	(122)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,969	$1,325

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

A. Micronet Enertec Technologies, Inc., a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc., or we, Micronet Enertec or the Company.

We operate through two Israel-based companies, Enertec Systems 2001 Ltd., or Enertec, our wholly-owned subsidiary, and Micronet Ltd., or Micronet, in which we held 62.9% as of September 30, 2016 and is controlled by us.

Micronet is a publicly traded company on the Tel Aviv Stock Exchange and operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Micronet’s customers consist primarily of application service providers and solution providers specializing in the MRM market.

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

B. Standby Equity Distribution Agreement

On June 30, 2016, we entered into a Standby Equity Distribution Agreement, or the SEDA, with YA II PV Ltd., or YA II, a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, for the sale of up to $2.39 million of shares of the Company’s common stock, par value $0.001 per share, over a three-year commitment period.  Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount to market of 1.5%.  The Company expects to issue shares of common stock under the SEDA pursuant to its effective Registration Statement on Form S-3 (Registration No. 333-196760), or the Registration Statement. The Company is not obligated to utilize any of the funds available under the SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the SEDA over the three-year term will depend on the market price for the Company’s common stock and the number of shares actually sold. The SEDA does not impose any restrictions on the Company’s operating activities. During the term of the SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock. As of September 30, 2016, the Company sold YA II an aggregate of 291,430 shares of its common stock for an aggregate sale amount of $480 pursuant to the SEDA and under the Registration Statement. The aggregate issuance costs amounted to $100.

C. Note Purchase Agreement

On June 30, 2016, the Company and its wholly-owned subsidiary, Enertec Electronics Ltd., entered into a Note Purchase Agreement with YA II, or the Note Purchase Agreement, whereby YA II purchased $600 of notes from the Company, or the Notes. The Company received a total of $600 on July 1, 2016. The outstanding principal balance of the Notes bears interest at 7% per annum. On a quarterly basis, which commenced on October 10, 2016, the Company will make payments of $150 of principal, plus accrued interest. All amounts payable are due on July 10, 2017. Upon the occurrence of an Event of Default under the Notes, all amounts payable may be due immediately. In connection with the Note Purchase Agreement, the Company granted to YA II a five-year warrant, or the Warrant, to purchase 66,000 shares of the Company’s common stock at an exercise price of $4.30 per share, which was amended on October 28, 2016 to $3.00 per share.

The Company recorded a discount amount of $33 based on the fair value of the warrant on the grant date.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the periods ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2015, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-01, Financial Instruments – Overall (Subtopic 825-10)or ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The company is currently assessing the potential impact of this ASU on the consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, which supersedes the lease accounting guidance in ASC 840, Leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2018, for public companies, with early adoption permitted. The new guidance must be adopted using a modified retrospective approach. The Company is currently assessing the potential impact of this ASU on the consolidated financial position and results of operations.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION (CONT.)

Recent Accounting Pronouncements (Cont.)

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on the consolidated financial position and results of operations.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments in this update are effective as of the first quarter of 2018; however, early adoption is permitted. The Company is currently evaluating the impact that this will have on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16. This update removes the current exception in U.S GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits. related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective as of the first quarter of 2018. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

NOTE 3 - FAIR VALUE MEASUREMENTS

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

NOTE 3 - FAIR VALUE MEASUREMENTS (CONT.)

Level 3 – Significant inputs to pricing that have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial instruments.

Items carried at fair value as of September 30, 2016 and December 31, 2015,are summarized below:

	Fair value measurements using input type September 30, 2016
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,969	$-	$-	$1,969
Restricted cash	4,541	-	-	4,541
Marketable securities	3,852	-	-	3,852
Derivative assets	-	84	-	84
Derivative liabilities - Phantom option	-	(4)	-	(4)
	$10,362	$80	$-	$10,442

	Fair value measurements using input type December 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,361	$-	$-	$2,361
Restricted cash	4,135	-	-	4,135
Marketable securities	5,643	-	-	5,643
Derivative liabilities - Phantom option	-	(41)	-	(41)
	$12,139	$(41)	$-	$12,098

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	September 30, 2016	December 31, 2015

Raw materials	$5,242	$6,303
Work in process	949	1,154
	$6,191	$7,457

NOTE 5 - SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: a defense and aerospace segment operated by Enertec and a mobile resource management segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Nine months ended September 30, 2016
	Defense and aerospace	Mobile resource management		Consolidated

Revenues from external customers	$6,556	$12,001		$18,557
Segment operating income (loss)	(705)	(1,621	)(1)	(2,326)
Non allocated expenses				(886)
Finance expenses and other				(412)
Consolidated loss before provision for income taxes				$(3,624)

	Nine months ended September 30, 2015
	Defense and aerospace	Mobile resource management		Consolidated

Revenues from external customers	$5,673	$11,309		$16,982
Segment operating loss	(714)	(1,370	)(2)	(2,084)
Non allocated expenses				(670)
Finance expenses				(417)
Consolidated loss before provision for income taxes				$(3,171)

(1)	Includes $694 of intangible assets amortization, derived from acquisitions.

(2)	Includes $889 of intangible assets amortization, derived from acquisitions.

NOTE 6 - SUBSEQUENT EVENTS

On October 28, 2016, the Company and its wholly owned subsidiary, Enertec Electronics Ltd., entered into a Note Purchase Agreement, or the Subsequent Note Purchase Agreement, with YA II, whereby YA II agreed to lend an additional $500 to the Company pursuant to a secured promissory note, or the Subsequent Note. The outstanding principal balance of the Subsequent Note bears interest at 7% per annum. Commencing on March 20, 2017, the Company will make four equal quarterly payments of principal plus accrued interest on a quarterly basis. The Subsequent Note, along with the Notes held by YA II, is secured by a pledge of shares of Micronet Ltd. owned by Enertec Electronics Ltd. In connection with the Subsequent Note Purchase Agreement, the Company agreed to grant to YA II a five-year warrant to purchase 66,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

On November 4, 2016, the Company entered into a Settlement and Mutual Release Agreement, or the Settlement Agreement, with regard to the complaint filed by Novatel Wireless, Inc., the Seller, on May 3, 2016 in the Superior District Court of the State of Delaware relating to the Asset Purchase Agreement between Novatel Wireless, Inc. and the Company, dated February 18, 2016. According to the terms of the Settlement Agreement, the Company will pay the Seller a sum of $150 for the full release, settlement and discharge of the allegations made in the complaint. As a result of the Settlement Agreement, the Company has deducted $100 from the $250 provision previously made in the financial statements.

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

Micronet is a publicly-traded company on the Tel Aviv Stock Exchange and operates in the growing commercial MRM market and is a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. In June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of a vehicle business, or the Vehicle Business, for $7.1 million, and as a result adding to its business U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanding its U.S. customer base and presence with local fleets and local MRM service providers. As a result of this acquisition, Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah.

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

Our strategy is driven and focused on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products as well as the development of new potential segments and markets. Concurrent with our efforts to grow organically and in line with our strategy, we will continue to seek acquisitions that will complement and expand our product offerings, support our goals and increase our competitiveness. In order to help achieve our internal growth, we have expanded our production capacity and facilities. The acquisition of Micronet in September 2012 served our strategy to grow our business, and we believe that Micronet and its research and development, proprietary know-how and manufacturing capabilities will assist us in expanding our capability to provide turnkey solutions of computer based complex systems and solutions for commercial defense and aerospace applications as well. We strongly believe that by utilizing Micronet as our commercial arm we will be able to access new market segments and new customers, thereby increase our overall customer base. Our current target markets, in which we concentrate the majority of our resources, include primarily the US market, the Israeli domestic market and the European market.

On February 18, 2016, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Novatel Wireless, Inc., or the Seller, pursuant to which we agreed to acquire certain assets and liabilities of the Seller used in the operation of its telematics hardware business, or the Telematics Business Acquisition. The Asset Purchase Agreement provided that the Telematics Business Acquisition would close on or before March 31, 2016, subject to certain extensions and termination provisions.  On April 11, 2016, the Seller notified us that it was terminating the Asset Purchase Agreement due to the failure to meet such closing deadline and certain conditions required to extend it, and demanded a termination fee equal to $250 thousand pursuant to the terms of the Asset Purchase Agreement. On May 3, 2016, the Seller filed a complaint in the Superior District Court of the State of Delaware naming us as the defendant. On November 4, 2016, we entered into a Settlement and Mutual Release Agreement or the Settlement Agreement with regard to the complaint filed by Novatel Wireless, Inc., the Seller. According to the terms of the Settlement Agreement, we will pay the Seller a sum of $150 for the full release, settlement and discharge of the allegations made in the complaint. As a result of the Settlement Agreement, the Company has deducted $100 from the $250 provision previously made in our financial statements.

Results of Operations

(Dollars and NIS in thousands)

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenues for the three and nine months ended September 30, 2016 were $5,354 and $18,557, respectively, compared to $5,556 and $16,982 for the three and nine months ended September 30, 2015, respectively. This represents a decrease of $202 and increase of $1,575, or a decrease of 4% and an increase of 9%, for the three and nine months ended September 30, 2016, respectively. The increase for the nine months ended September 30, 2016 is mainly due to our continuing marketing and sales penetration and due to major progress in various projects.

Total revenues related to the aerospace and defense segment for the three and nine months ended September 30, 2016 were $1,703 and $6,556, respectively, as compared to $1,756 and $5,673, respectively, for the three and nine months ended September 30, 2015. This represents a decrease of $53 and an increase of $883, respectively, or 3% and 16% respectively, for the three and nine months ended September 30, 2016. The increase for the nine months ended September 30, 2016, is mainly due to the progress rate in various projects.

Total revenues related to the MRM segment for the three and nine months ended September 30, 2016 were $3,651 and $12,001, respectively, as compared to $3,800 and $11,309, for the three and nine months ended September 30, 2015, respectively. This represents a decrease of $149, or 4%, and an increase of $692, or 6%, for the three and nine months ended September 30, 2016, respectively.

Gross profit decreased by $67 and $15, to $1,055 and $4,692, and represents 20% and 25% of the revenues for the three and nine months ended September 30, 2016, respectively. This is in comparison to gross profit of $1,122 and $4,707 which represented 20% and 28% of the revenues for the three and nine months ended September 30, 2015. The changes are due to different product mixes and write offs of slow moving inventory.

Micronet’s gross profit changed from 28% and 33% in the three and nine months ended September 30, 2015 to 20% and 29% for the three and nine months ended September 30, 2016, respectively. The changes are mainly due to different product mixes and write offs of slow moving inventory.

Enertec’s gross profit changed from 4% and 18% in the nine months ended September 30, 2015 to (1%) and 18% for the three and nine months ended September 30, 2016, respectively. The changes are mainly a result of changes in product mix.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and nine months ended September 30, 2016 were $538 and $1,374, respectively, as compared to $395 and $1,214 for the three and nine months ended September 30, 2015, respectively. This represents an increase of $143 and $160, or 36% and 13%, for the three and nine months ended September 30, 2016, respectively. The increases in the nine months ended September 30, 2016 is mainly due to increases of sales and sales support employees.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and nine months ended September 30, 2016 were $1,323 and $3,977, respectively, compared to $1,169 and $3,407 for the three and nine months ended September 30, 2015, respectively. This represents an increase of $154 and $570, or 13% and 17%, for the three and nine months ended September 30, 2016, respectively. The increases are mainly due to a $150 provision relating to the Novatel Wireless, Inc. lawsuit and an increase in consultant and business development fees and travel expenses.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which include mainly wages, materials and sub-contractors, for the three and nine months ended September 30, 2016 were $476 and $1,859, respectively, as compared to $485 and $1,951 for the three and nine months ended September 30, 2015, respectively. This represents a decrease of $9 and $92, or 2% and 5%, for the three and nine months ended September 30, 2016, respectively. The decrease is mainly a result of efficiency steps conducted related to a decrease in headcount costs.

Loss from operations

Our loss from operations for the three and nine months ended September 30, 2016 were $1,516 and $3,212, or 28% and 17% of the revenues, compared to loss from operations of $1,209 and $2,754, or 22% and 16% of the revenues, for the three and nine months ended September 30, 2015 respectively. The increase in loss from operations is a result of the $150 provision and a decrease in the gross profit as described above.

Financial Expenses, net

Financial expenses, net for the three and nine months ended September 30, 2016 were $151 and $412, compared to expenses of $156 and $417 for the three and nine months ended September 30, 2015, respectively. This represents a decrease of $5 and $5 for the three and nine months ended September 30, 2016, respectively.

Net loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec Technologies, Inc. was $1,283 and $2,841 in the three and nine months ended September 30, 2016, respectively, compared to net loss of $1,263 and $ 2,557 in the three and nine months ended September 30, 2015, respectively. This represents an increase in net loss of $20 and $284, or 2% and 11%, as compared to the same periods last year. The increase in net loss of the three and nine months periods are attributed primarily to $150 provision and a decrease in the gross profit as described above.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

●	Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to our acquisitions of Micronet in September 2012 and the Vehicle Business of Beijer Electronics Inc. in June 2014. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such charges do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Stock-based compensation - The share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

●	Amortization of note discount - These expenses are non-cash and are related to amortization of discount of the Note Purchase Agreement with YA II. Such expenses do not reflect our on-going operations.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net loss attributable to Micronet Enertec and GAAP loss per share attributable to Micronet Enertec to non-GAAP net loss per share attributable to Micronet Enertec:

	Nine months ended September 30,
	(Dollars in thousands, other than share and per share amounts)
	2016	2015
GAAP net loss attributable to Micronet Enertec	$(2,841)	$(2,557)
Amortization of acquired intangible assets	436	558
Stock-based compensation	259	254
Amortization of note discount	8	-
Income tax-effect of above non-GAAP adjustments	(5)	(24)
Total Non-GAAP net loss attributable to Micronet Enertec	$(2,143)	$(1,769)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.36)	$(0.3)
Shares used in per share calculations	5,882,529	5,838,873
GAAP net loss per share attributable to Micronet Enertec	$(0.48)	$(0.44)
Shares used in per share calculations	5,882,529	5,838,873

	Three months ended September 30,
	(Dollars in thousands, other than share and per share amounts)
	2016	2015
GAAP net loss attributable to Micronet Enertec	$(1,283)	$(1,263)
Amortization of acquired intangible assets	147	177
Stock-based compensation	69	82
Amortization of note discount	8	-
Income tax-effect of above non-GAAP adjustments	(2)	(7)
Total Non-GAAP net loss attributable to Micronet Enertec	$(1,061)	$(1,011)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.17)	$(0.17)
Shares used in per share calculations	5,902,074	5,865,221
GAAP net loss per share attributable to Micronet Enertec	$(0.22)	$(0.22)
Shares used in per share calculations	5,902,074	5,865,221

Liquidity and Capital Resources

(Dollars and NIS in Thousands except per share amounts)

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans, a loan from Meydan Family Trust No 3, or Meydan, as described below, and loans from YA II.

As of September 30, 2016, our total cash and cash equivalents, restricted cash and marketable securities balance was $10,362 (of which marketable securities amounted to $3,852), as compared to $12,139 (of which marketable securities amounted to $5,643) as of December 31, 2015. This reflects a decrease of $1,777 in cash and cash equivalents, restricted cash and marketable securities. The decrease in cash and cash equivalents is primarily a result of our net loss during the nine months ended September 30, 2016.

On September 2, 2015, Enertec entered into a Credit Line Agreement, or the Credit Line Agreement, with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line for the financing of certain payables of Enertec. The maximum aggregate amount of the financing eligible under the Credit Line Agreement is $675 and up to 85% of each invoice. The financing pursuant to the Credit Line Agreement is at an annual rate of Prime plus 1.75%. On June 2, 2016, the Credit Line Agreement was extended and will expire on April 30, 2017. As of September 30, 2016, Enertec had financed $578 pursuant to the Credit Line Agreement.

On December 30, 2015, the Company entered into a Loan Agreement, or the Meydan Loan, with Meydan, pursuant to which Meydan agreed to loan the Company $750 on certain terms and conditions. The Meydan loan bears interest at the rate of Libor plus 8% per annum and is due and payable in 4 equal installments beginning on July 10, 2016. As of September 30, 2016, the balance on the Meydan Loan was $798. On July 8, 2016 the Company amended the Meydan Loan Agreement such that the note shall be repaid in 4 equal installments on October 10, 2016, January 10, 2017, April 10, 2017 and July 10, 2017. On November 10, 2016, the Company amended the Meydan Loan Agreement such that the note shall be repaid in 4 equal installments on April 10, 2017, July 10, 2017 and October 10, 2017 and January 10, 2018.

In connection with our acquisition of the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI.  Under the FIBI Loan Agreement, FIBI loaned Micronet $4,850 for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2,425 of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2,425 bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion was initially due and payable within one year from the date of the loan, but has subsequently been renewed several times and is now due and payable on November 29, 2016. Interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan is secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions.

As of September 30, 2016, the balance on this loan (the Long Term Portion and the Short Term Portion) was approximately $2,834 and the interest rates were Prime plus 1.2% and Prime plus 1.5% for the Short Term Portion and the Long Term Portion, respectively.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of September 30, 2016, the balance on the Mercantile Loan was $2,226 and the interest rates were Prime plus 2.45% and Prime plus 1.7% for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, Enertec agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately NIS 4,000, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3,000. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2,000. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of September 30, 2016, the fair value of this Phantom Stock Option was $4.

In addition, on June 30, 2016, the Company and its wholly-owned subsidiary, Enertec Electronics Ltd., entered into a Note Purchase Agreement with YA II, or the Note Purchase Agreement, whereby YA II purchased $600 of notes from the Company, or the Notes. The Company received a total of $600 on July 1, 2016. The outstanding principal balance of the Notes bears interest at 7% per annum. On a quarterly basis, which commenced on October 10, 2016, the Company will make payments of $150 of principal plus accrued interest. All amounts payable are due on July 10, 2017. Upon the occurrence of an Event of Default under the Notes, all amounts payable may be due immediately.

In connection with the Note Purchase Agreement, the Company granted to YA II a five-year warrant, or the Warrant, to purchase 66,000 shares of the Company’s common stock at an exercise price of $4.30 per share, which was amended on October 28, 2016 to a reduced exercise price of $3.00 per share.

On October 28, 2016, the Company and its wholly owned subsidiary, Enertec Electronics Ltd. entered into a Note Purchase Agreement, or the Subsequent Note Purchase Agreement, with YA II, whereby YA II agreed to lend an additional $500 to the Company pursuant to a secured promissory note, or the Subsequent Note. The outstanding principal balance of the Subsequent Note bears interest at 7% per annum. On a quarterly basis, commencing on March 20, 2017, the Company will make four equal quarterly payments of principal plus accrued interest. The Subsequent Note, along with the Notes held by YA II, is secured by a pledge of shares of Micronet Ltd. owned by Enertec Electronics Ltd. In connection with the Subsequent Note Purchase Agreement, the Company agreed to grant to YA II a five-year warrant to purchase 66,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

As of September 30, 2016, our total current assets were $31,495, as compared to $33,534 at December 31, 2015. The decrease is mainly due to a decrease in cash and cash equivalents and marketable securities and a decrease in inventory.

Our trade accounts receivable at September 30, 2016 were $13,326 as compared to $12,353 at December 31, 2015. The increase is primarily due to increase in revenues for the nine months ended September 30, 2016.

As of September 30, 2016, our working capital was $10,391, as compared to $13,291 at December 31, 2015. The decrease in the working capital is primarily due to the decrease in cash and cash equivalents and due to an increase in short- term bank loans.

As of September 30, 2016, our total debt was $16,330 as compared to $14,402 at December 31, 2015.

Our bank and other debt is composed of short-term loans amounting to $15,056 as of September 30, 2016 compared to $12,049 at December 31, 2015, and long-term loans amounting to $1,274 as of September 30, 2016 compared to $2,353 at December 31, 2015. The increase in short-term loans caused an increase in the restricted cash that stands as a collateral for those loans.

Our debt includes our bank debt described above, a working capital credit facility - a loan from Meydan, the Credit Line Agreement and the YA II loans:

●	Our bank debt is composed of short-term loans to Enertec Electronics Ltd., Enertec and Micronet amounting to $13,293 as of September 30, 2016 compared to $11,012 at December 31, 2015, and long-term loans amounting to $1,074 as of September 30, 2016 compared to $1,978 at December 31, 2015. The short-term loans bear interest rates between Israeli prime (currently 1.60%) plus 0.7% to 2.45%. The long-term loans have maturity dates between July 2018 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

●	Enertec has covenanted under its bank loans at June 30 and December 31 of each year, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17,000, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has not met all of its bank covenants as of September 30, 2016. As a result the Company reclassified its loans from long-term to short-term liabilities and is currently negotiating with the bank. The Company does not presently believe that the breach of the financial covenant as of September 30, 2016 will have a material adverse effect on the Company.

●	Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets.

●

In addition, Micronet has undertaken under its bank loan documents the following primary financial covenants: (1) the aggregate amount of deposits and marketable securities will not be less than 85% of the aggregate amount of the loans; (2) a minimum equity of NIS 30,000 and (3) total solvency ratio of not less than 30.

●

On September 2, 2015, Enertec entered into a Credit Line Agreement with the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line for the financing of certain payables of Enertec. The maximum aggregate amount of the financing eligible under the Credit Line Agreement is $675 and up to 85% of each invoice. The financing pursuant to the Credit Line Agreement is at an annual rate of Prime plus 1.75%. On June 2, 2016 the Credit Line Agreement was extended and will expire on April 30, 2017. As of September 30, 2016, Enertec had financed $578 pursuant to the Credit Line Agreement.

●	On June 30, 2016, we and our wholly-owned subsidiary, Enertec Electronics Ltd., entered into the Note Purchase Agreement with YA II, whereby YA II agreed to purchase $600 of notes from the Borrowers. The outstanding principal balance of the Notes bear interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Borrowers are required to make payments of $150 of principal plus accrued interest. All amounts payable are due on July 10, 2017. Upon the occurrence of an Event of Default under the Notes, all amounts payable may be due immediately.

●	On October 28, 2016, we and our wholly-owned subsidiary, Enertec Electronics Ltd., entered into the Subsequent Note Purchase Agreement with YA II, whereby YA II agreed to purchase $500 of notes from the Borrowers. The outstanding principal balance of the Subsequent Note bears interest at 7% per annum. The Borrowers have agreed to make payments of $125 from the principal balance of the Subsequent Note plus all accrued and unpaid interest on each of March 20, 2017, June 20, 2017, September 20, 2017 and November 20, 2017. Upon the occurrence of an Event of Default under the Subsequent Note, all amounts payable may be due immediately.

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

The Company expects to pay off the current portion of certain bank loans in the amount $1,187 and the amount of $1,184 to others using its cash flow from operations or possibly additional debt or equity financings.

On June 30, 2016, we entered into the SEDA, with YA II, for the sale of up to $2.39 million of shares of the Company’s common stock, par value $0.001 per share, over a three-year commitment period.  Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA II at a discount to market of 1.5%. We expect to issue shares of common stock under the SEDA pursuant to our effective Registration Statement on Form S-3 (Registration No. 333-196760), or the Registration Statement. We are not obligated to utilize any of the funds available under the SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the SEDA over the three-year term will depend on the market price for our common stock and the number of shares actually sold. The SEDA does not impose any restrictions on our operating activities. During the term of the SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to our common stock.

As noted above, we have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30,000, of which $2,390 has been reserved for shares to be issued pursuant to the SEDA.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mrs. Moran Amran, the Company’s controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 18, 2016, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Novatel Wireless, Inc., or the Seller, pursuant to which we agreed to acquire certain assets and liabilities of the Seller used in the operation of its telematics hardware business, or the Telematics Business Acquisition. The Asset Purchase Agreement provided that the Telematics Business Acquisition would close on or before March 31, 2016, subject to certain extensions and termination provisions.  On April 11, 2016, the Seller notified us that it was terminating the Asset Purchase Agreement due to the failure to meet such closing deadline and certain conditions required to extend it, and demanded a termination fee equal to $250 thousand pursuant to the terms of the Asset Purchase Agreement. On May 3, 2016, the Seller filed a complaint in the Superior District Court of the State of Delaware naming us as the defendant. On November 4, 2016, we entered into a Settlement and Mutual Release Agreement or the Settlement Agreement with regard to the complaint filed the Seller. According to the terms of the Settlement Agreement, we will pay the Seller a sum of $150 thousand for the full release, settlement and discharge of the allegations made in the complaint. As a result of the Settlement Agreement, we deducted $100 thousand from the $250 thousand provision previously made in our financial statements.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).

4.2	Amendment to Stock Purchase Warrant dated June 30, 2016. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).

10.1	Note Purchase Agreement, dated as of October 28, 2016, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: November 14, 2016	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Moran Amran
Name: Moran Amran
Title: Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).

4.2	Amendment to Stock Purchase Warrant dated June 30, 2016. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).

10.1	Note Purchase Agreement, dated as of October 28, 2016, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

