Form 10-K
period 2016-12-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2017-03-31
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-35850

MICRONET ENERTEC TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 West Grand Avenue, Suite 3, Montvale,	NJ 07645
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 225-0190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 Warrants (expiring April 23, 2018)	Nasdaq Capital Market Nasdaq Capital Market

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

Yes  ☐    No  ☒

The aggregate market value of the common stock, $0.001 par value, or Common Stock, of the registrant held by non-affiliates, as of June 30, 2016 was approximately $7,311,577 based on a per share price of $2.24, the price at which the Common Stock was last sold as of June 30, 2016.

As of March 31, 2017, there were 6,490,658 shares of the issuer’s Common Stock outstanding.

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year  ended December 31, 2016, or this Annual Report, to “Micronet Enertec,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to  Micronet Enertec Technologies, Inc., together with our wholly-owned subsidiaries and Micronet (as defined below). Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels. Our website address is included several times in this Annual Report as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	Demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

●	Leveraging our experience and other assets we possess to enhance Enertec’s (as defined below) product offerings;

●	Levels of research and development costs in the future;

●	Continuing control of at least a majority of Micronet’s share capital;

●	The organic and non-organic growth of our business;

●	Our financing needs; and

●	The sufficiency of our capital resources.

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

We provide high tech solutions for severe environments and the battlefield, including missile defense technologies for the Aerospace & Defense market and rugged mobile devices for the growing commercial Mobile Resource Management, or MRM, market. We design, develop, manufacture and supply customized military computer-based systems, simulators, automatic test equipment and electronic instruments, addressing a multi-billion-dollar defense industry. Solutions and systems are integrated into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for the Israeli Air Force, Israeli Navy and by foreign defense entities. Our MRM division develops, manufactures and provides mobile computing platforms for the mobile logistics management market in the U.S., Europe and Israel. American-manufactured systems are designed for outdoor and challenging work environments in trucking, distribution, logistics, public safety and construction.

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

Micronet is publicly-traded on the Tel Aviv Stock Exchange, or TASE, and operates in the growing, or MRM, market and is a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. In June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of  Beijer Electronics Inc., or Beijer, a U.S.-based vehicle business and operations located in Utah, and as a result added to its business U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanded its U.S. customer base and presence with local fleets and local MRM service providers. Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah.

Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with mobile computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are designed to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. Micronet products provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and allow for the installation of software applications and communication integration. This enables the users to manage the drivers in various aspects such as: driver identification, reporting hours worked customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments. In addition, using its recently launched new product Micronet intends to provide third party telematics services such as HOS and commence evaluation of integrations with other TSPs, which will allow Micronet to provide its consumers with services such as driver recognition, driver fatigue, driver behavior, preventive maintenance, fuel efficiency and an advance driver assistance system.

Micronet’s customers consist primarily of Application Service Providers, or ASPs, and solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for constructions and heavy equipment. Micronet products are used by customers worldwide. The United States currently constitutes its largest market, representing approximately 74% and 83% of revenue for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016 and 2015, Micronet’s three largest customers represented approximately 23%, 20% and 10% of Micronet’s revenues and 18%, 16% and 11% of the Company’s total revenues, respectively.

During 2016, no other customer accounted for more than 10% of Micronet’s revenue.

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

Approximately 82% and 79% of Enertec’s revenues for the years ended December 31, 2016 and 2015 respectively, were from independent business units or groups within Israeli Aerospace Industries Ltd., or IAI, the leading Israeli defense system integrator, and approximately 4% and 5%, respectively, were from business units of Rafael Advanced Defense Systems Ltd., or Rafael, another Israeli government-owned major defense developer and integrator of critical weapon systems. We believe that these leading Israeli systems integrators (which consist of various and distinct business units or groups, each of which is a different potential customer) diversify our business, markets and revenue streams. The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air). Command and control systems represented approximately 71% and 49% of Enertec’s revenues for the years ended December 31, 2016 and 2015, respectively, and our automated test equipment represented approximately 29% and 51% of Enertec’s revenues for the years ended December 31, 2016 and 2015, respectively. Management believes that the demand for our products, systems and solutions is not affected significantly by fluctuations in any particular geographic market outside the State of Israel because our products, systems and solutions can be tailored to fit the needs of these different disciplines and are not limited to any specific geographic region.

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

On March __ our board of directors approved the Spinoff of our aerospace and defense division into a standalone company. If this spinoff is complete our shareholders would receive common stock of the spinoff entity on a pro rata basis.

Subsidiaries

We have two primary operating subsidiaries. We are the sole owner of Enertec. We also have a controlling interest in Micronet. Both Enertec and Micronet are held via our wholly-owned holding company Enertec Electronics Ltd, or Enertec Electronics, which operate the following businesses:

●	Enertec, which operates in the defense and aerospace markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. In March 2011, Enertec became a wholly-owned subsidiary of Enertec Management Ltd., a private Israeli company, wholly owned by Enertec Electronics.

●	Micronet, an Israel-based manufacturer and developer of rugged computers, tablets and computer based systems in which we hold a controlling interest. We currently own 50.07% of Micronet’s outstanding common shares and 49.99% on a fully diluted basis.

Enertec

Enertec is one of the largest Israeli private manufacturers of specialized electronic systems for the military market and was founded in the 1980. Enertec operates in the defense and aerospace markets. It designs, develops and manufactures computer based instruments and aerospace electronic solutions designed to operate in severe environments and battlefield conditions, primarily for military use in air, space land and sea. Enertec’s products are grouped into three material product lines: computer-based command and control systems, automatic test equipment, and power supplies. The command and control systems are integrated in mission critical air defense missiles and other weapon systems and are designed to operate in severe environments. The automatic test equipment line includes a variety of test systems and simulators that test and assure combat readiness of various aircraft and missiles. The power supplies are uniquely designed to support our systems and are also supporting our customers as stand-alone solutions. Enertec’s solutions and systems are tailored to customers’ specifications and are, or are integrated into, critical weapon systems carries out large-scale, complex projects from design through customer support taking full responsibility for all stages of development, production and integration.

Enertec has successfully supplied electronic systems for a diverse range of military projects in Israel and abroad.

Areas in which Enertec develops and manufactures electronic systems on a turnkey basis:

●	Power supplies and converters for combat aircraft, missiles, and mobile ground units

●	Test and simulation systems for a wide array of weapon systems

●	Ruggedized command & control mobile equipment for various weapon systems

●	Mobile command & control centers for and missile defense systems

●	Power supplies and switching systems

●	Drivers for laser systems.

Enertec is also active as a subcontractor in the areas of electronic, mechanical, and software development, and produces electronic systems.

Applications of Enertec products and capabilities span a broad range:

●	Missiles of various types

●	Unmanned aerial vehicles

●	Electronic systems for tanks, combat aircraft, missile boats and submarines

●	Command & control systems installed in mobile centers

●	Armaments testers for combat aircraft Systems installed on satellites.

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

Enertec generates revenue from long term projects. Thereafter, we anticipate moving to the production phase and generating revenue through direct sales from the mass production of its developed product.

New products

In addition to our traditional systems and products, we have been developing systems, solutions and products in the following areas: (1) operationally resilient computers integrated into various weapon systems, (2) missile launch platforms, (3) command and control systems, (4) missiles communications systems, (5) generic testers for military equipment, (6) power distributer units for robotic application (air, sea and land). ) (7) mobile command & control centers, a rugged shelter which operates as a full system which is deployed in rugged and difficult terrains for the control and monitoring of advanced weapon systems. These systems and products utilize advanced know-how developed by Enertec’s trained and highly-skilled technical personnel. During 2016, we focused our development resources and solution capabilities in the missile defense area and accordingly, received orders in this area of business. Management believes that Enertec’s know-how, capabilities and expertise will enable us to further increase our product offerings to existing and other customers’ strategic projects in space land, air and sea.

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

We expect a continuing demand in the missile defense niche based on the increasing and growing use by defense forces around the world in various missiles and other electronic systems in different sectors such as self-defense missile systems, guided unmanned weapon systems, attack (air, sea and land) missiles and other missile systems. In view of the continuing defense trends to rely on missiles and missile defense systems as a significant factor in the defense strategy of armed forces worldwide, the global missile and missile defense system market is expected to continue to grow, according to the Global Missiles and Missile Defense Systems Market 2015-2025 report, published by Strategic Defense Intelligence on February 5, 2016. Cumulatively, the markets for missiles and missile defense systems are likely to account for the highest proportion of spending in the global missile and missile defense systems market.

We believe that we are currently well positioned with our proprietary know-how, capabilities and expertise in missile systems technologies to meet the expected demand, and expect this segment of the market to continue to be a major contributor to our business growth in the coming years.

In view of the recent $38 billion military assistance budget approved by the U.S. Congress, over the next decade Israel will receive annual amounts of $3.3 billion in foreign military financing and $500 million in missile defense funding each year for the duration of the budget program, which is the largest aid package in U.S. history. We believe that we will benefit from increasing orders and larger scale projects as a result of the military assistance package, as we are well positioned as a strategic and trusted partner for Israeli prime defense subcontractors.

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

Enertec’s strategy is driven and focused on continued internal growth through diligent efforts in its traditional growing markets with new technologies and innovative systems and products as well as the development of new potential segments and markets. Concurrent with its efforts to grow organically and in line with its strategy, it may seek acquisitions that will complement and expand Enertec’s product offerings and markets and increase its competitiveness. To help achieve its internal growth, Enertec has expanded its production capacity and facilities. The current target markets, in which Enertec concentrate most of its resources, include the Israeli domestic defense market which exports its systems worldwide.

Customers

Enertec’s customers are primarily leading Israeli defense system integrators. The system integrators’ customers are the Israeli Ministry of Defense and other ministries of defense worldwide. The balance of our sales is made directly to the Israeli defense and armed forces (mainly the IDF) that place direct orders.

As of December 31, 2016, approximately 86% of Enertec's annual revenues were from independent business units or groups within Rafael and the IAI, the two leading Israeli defense system integrators, as compared to 84% at December 31, 2015. These leading Israeli system integrators (which consist of various and distinct business units or groups, each of which is a different potential customer) create diversity to our business, markets and revenue streams.

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

Backlog

As of December 31, 2016, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $7.9 million (including $1.5 million in framework orders, which are orders that can be exercised from time to time but are an obligation of ours for the entire amount). As of December 31, 2015, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $7.3 million (including $1.6 million in framework orders).

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

Employees

As of December 31, 2016, we had approximately 84 full-time employees at Enertec and 5 full-time employees at Enertec Electronics. Of these employees, 63 are employed in engineering and manufacturing positions, and the remainder are employed in sales, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

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

Research and development expenditures

Research and development costs totaled approximately $518,000 and $559,000 for the years ended December 31, 2016 and 2015, respectively, which equates to approximately 5% and 6% of Enertec’s revenues during these years, respectively. These expenditures have adequately satisfied our research and development requirements. We are using our engineering resources to research and design new technologies, products and solutions that we expect to implement into the new projects and large military programs of our core customers.

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

Micronet

Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the latter located in Salt Lake City, Utah, from which Micronet Inc., operates. Micronet operates in the MRM market as a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. Micronet designs, develops, manufactures and sells rugged mobile computing devices (tablets) that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s connected tablets collect data from the vehicle's environment, upload the data to the costumers cloud and are designed to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. The Micronet products provide fleet operators among other things, with visibility, through in-cab audio and video, into vehicle location,  fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver identification, hours working report, customer/organization working procedures and protocols, rout management, electronic logging and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

Micronet conducts its sales and support activities mainly through its U.S.-based facilities. Micronet’s customers are leading international MRM solution and service providers. Micronet maintains an in-house research and development staff and operates an ISO 9001-2008 certified manufacturing facility. During the past years, with the exception of certain components purchased from subcontractors, Micronet has been manufacturing its products and solutions using its own facilities, capabilities and resources, which enable it to control and manage the manufacturing process. Micronet has begun utilizing overseas manufacturers for its new product offers in combination with its internal manufacturing resources. In addition, and dependent on volume and cost considerations, the company is evaluating outsourcing its Israeli manufacturing activity to a third party trusted an professional manufacturer. Micronet combines more than 30 years of experience in the industry with strong technical capabilities to provide a broad range of products and solutions that have met the rigorous standards of our customers.

Micronet’s ruggedized mobile computing devices are designed and manufactured to fit the special requirements of the MRM market, enabling customers to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and wet or dusty conditions. Micronet’s products, in conjunction with available third-party mobile applications solutions, provide fleet operators with real-time visibility into vehicle location, fuel usage, speed and mileage, as well as other insights into their mobile workface, reducing operating and capital costs while increasing revenue. Micronet’s products are used in and/or targeted to a wide range of MRM industry sectors, including:

●	haulage and distribution, which includes short- and long- haul trucking and distribution servicing of urban retail and wholesale needs, such as delivery of packages, parts and similar items;

●	public transport, which refers mainly to buses, para-transit, taxis and limousine services;

●	construction, which refers to vehicle fleets that are involved in the construction industry such as cement trucks and heavy equipment;

●	service industries, which include insurance companies, rental car companies and other companies operating large mobile service force of technicians, installers and similar personnel;

●	municipalities, which include waste management and field workers such as public works; and

●	public safety services, which includes fire departments, ambulances, police and forestry.

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

During 2015, Micronet established a standard hardware platform which enables Micronet to serve as a better fit for various capabilities and continued to assimilate new technologies and additional features and improved its Android family of products. Our MRM products allow technological flexibility to our customers integrating their applications, and as a result increases the customer’s ability to respond to the rapidly growing safety and liability requirements in the field. The Android tablet products are installed in large commercial fleets providing a comprehensive fleet management and MRM solution. With the Android family products on board, commercial fleet operators can go beyond standard ‘track and trace’ applications, to full mobile workforce management solutions, supporting driver electronic logs, in-cab navigation, in-cab scanning and printing, in-cab video driver training, two-way messaging and dispatch, form-based status reporting, and more.

We believe that these new products will further improve the performance and respond to additional specific MRM requirements, allowing the customers to better achieve the desired results and performance.

Micronet’s key initiatives for future revenue growth include the following:

●	Expanding sales activities in the North American, European, and Latin American markets which will include establishing strong relationships with new customers and partners.

●	Addressing the local fleet vertical of the MRM market with tablets that are specifically designed to support sales to local fleets through multiple value added resellers by offering advanced features at competitive prices. To our knowledge, the local fleet market is considered to be among the leading largest and fastest growing segments of the MRM market.

●	Supporting the two operating systems, Windows and Android, to satisfy a wider customer base, enabling independent application programming and integration with various mission critical automotive system and enterprise-level software solutions.

●	Upgrading and enhancing current products and engaging in new product development based on input from clients and partners.

●	Partnering with major truck manufacturers to develop a built-in, telematics platform.

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

On February 23, 2017, Micronet filed an immediate report with the TASE announcing that it had closed on a public offering of its ordinary shares and sold an aggregate of 6,100,000 shares of its ordinary shares for aggregate gross proceeds of 9,844,020 million NIS. As a result of the public offering, the Company’s ownership interest in Micronet was diluted from 62.9% to 49.31%. In order to maintain a controlling interest of Micronet, on February 27, 2017, the Company purchased an additional 140,000 shares of Micronet in a separate transaction with a shareholder of Micronet. In addition, on February 28, 2017, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 45,000 shares of Micronet for our benefit. As a result, our voting interest of Micronet was increased to 50.07% of the issued and outstanding shares of Micronet.

Market opportunity

We believe that Micronet is well positioned to pursue a substantial market opportunity. The MRM market, in which we operate through Micronet, is growing and is expected to continue its growth in the coming years. Our management analysis, supported by market research, estimated that on a global basis, subscribers to MRM services will grow to approximately 37 million by the end of 2017. Further, as indicated in market research reports, in the United States, which historically has been Micronet’s largest market, there are currently approximately 10 million units in service with MRM systems, and this number is projected to grow to approximately 12  million by the end of 2017. In 2016, the global penetration rate of MRM systems was approximately 13% and the global penetration rate is forecasted to grow to approximately 15% by the end of 2017. In the United States, market penetration is projected to grow from 27% in 2016 to almost 32% by the end of 2017. The U.S. Department of Transportation's Federal Motor Carrier Safety Administration, or the FMCSA, mandate requires interstate commercial truck and bus companies to use Electronic Logging Devices (ELDs) in their vehicles to record their compliance with the safety rules that govern the number of hours a driver can work. full enforcement of the regulations will commence in 2017. With full implementation of the rules, we estimate the demand for our products will increase accordingly.

By 2019, truck drivers and carriers subject to the ELD mandate rules are required to use certified, registered ELDs that comply with the requirements of the ELD regulations. This market opportunity is driven, among other things, by new and further comprehensive legislation and regulatory requirements imposed on fleet management operators by the FMCSA, which include the need to comply with regulatory Hours of Service, or HOS, driver activity reporting requirements.

On December 10, 2015, the FMCSA announced the adoption of the final rules and implementation schedule of its Electronic Logging Device mandate, or ELD mandate. The ELD mandate enables professional truck drivers and commercial motor carriers to track HOS compliance easily and efficiently. By 2019, truck drivers and carriers subject to the ELD Mandate rules are required to use certified, registered ELDs that comply with the requirements of the ELD mandate.

ELD mandate is intended to help create a safer work environment for drivers, and make it easier, faster to accurately track, manage, and share records of duty status, or RODS, data. For carriers using automatic onboard recording devices, or AOBRDs, before the rule compliance date December 18, 2017, the rule will replace AOBRDs with ELDs over a four-year implementation period. An ELD, among other things, synchronizes with a vehicle engine to automatically record driving time, for easier, more accurate HOS recording.

Products and Services

Micronet currently offers various mobile and fix mounted computing tablets to the market, running on both Android and Microsoft operating systems, Micronet currently generates revenues primarily through the sale of its hardware products to service providers who sell those to end users.

During 2016, Micronet launched a new product to the market, the Treq5, which is a screen-less Android based On Board Computer, or OBC, which enables the company to compete in the black box market with, it believes, a much stronger product platform than currently exists in the market.

Also, during 2016, Micronet commenced an integration process with a certain telematics service provider, or TSP, according to which Micronet intends to provide third party telematics services such as HOS and commence evaluation of integrations with other TSPs, which will allow Micronet to provide its consumers with services such as driver recognition, driver fatigue, driver behavior, preventive maintenance, fuel efficiency and an advance driver assistance system. During 2017, Micronet plans to introduce a fully mobile ruggedized 5-inch tablet with a similar platform to the Treq5, which will enable the driver to use the tablet inside and outside of the cabin, while maintaining full connectivity.

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

Key elements of Micronet’s strategy include:

●	Continuing to invest efforts in its technology and product development, through collaborations with its partners, customers and potential customers;

●	Focusing on offering innovative reliable solutions at a competitive price which will target the replacement of in house solutions of the service providers;

●	Expanding the sales channels through telecom operators or carriers;

●	Penetrating and developing the truck OEM market;

●	Partnering with and/or acquiring complementary technology to broaden and deepen its offerings and customer base; and

●	Integrating with third party TSPs in order to provide comprehensive solutions, which include hardware and advanced telematics services

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

Sales and Marketing

Micronet’s customers consist primarily of TSPs, specializing in the fleet and MRM markets. Currently, Micronet does not sell to end users. Its customers are generally leading service providers of commercial solutions that integrate a wide range of positioning technologies and computing fleet communications in the MRM market.

Micronet products are used by customers in over worldwide. The United States currently constitutes Micronet’s largest market, representing approximately 74% of Micronet’s revenue for the year ended December 31, 2016 and 83% for the year ended December 31, 2015. In any given year, a single customer may account for a significant portion of Micronet’s revenues. For the year ended December 31, 2016, our 5 largest customers represented approximately individually 23%, 20%, 10%, 8% and 5% of Micronet’s revenues, respectively. Our sales team consisted of 4 dedicated sales managers including back office team as of December 31, 2016.

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

Micronet upgrades and enhances its existing products on an on-going basis, including based on input from its clients and partners and from other sources. Enhancements include the addition of capabilities, improvement of product functionality and performance, and adding features to the existing hardware in order to offer customers a variety of solutions, while continuing to decrease costs to enhance its profit margins and create a competitive market pricing position.

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

During the fiscal years ended December 31, 2016 and 2015, Micronet spent NIS 7.1 million (approximately $1.8 million) and NIS 7.7 million (approximately $1.9 million), respectively, on research and development activities. Micronet uses its own resources to finances its research and development activities and none of the cost of such activities is borne by its customers.

In April 2013, Micronet submitted to the Israeli Innovation Authority or IIA (previously the Office of the Chief Scientist of the Ministry of Economy, or OCS,) a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of NIS 5.5 million (approximately $1.5 million) was approved by the IIA. This grant was provided by the IIA for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet received further confirmation for a grant from the IIA in the total amount of NIS 5.5 million (approximately $1.5 million). This grant was provided by the IIA for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount. During 2015, Micronet received further confirmation for a grant from the IIA in the total amount of NIS 5.1 million (approximately $1.3 million) at a level of 40% from the aforementioned amount. We are obligated to pay royalties to the IIA amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate. To date, Micronet has received an aggregate of NIS 5.6 million (approximately $1.4 million) from the IIA under these three grants.

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

Its competitors are private companies or companies that do not disclose their sales or other financial information, making it difficult to estimate Micronet’s market share and position in the market. Micronet believes that its most significant competitors include: CalAmp Corp., Morey Corporation (U.S.A.), Mobile Devices Corporation, MOTIA Co. Ltd, Advantech Co., Ltd. Garmin USA, Inc. and Samsung. In addition, some service providers consider the use of their in house development capabilities for the supply of their internal needs for mobile devices.

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

Micronet’s management believes its strongest competitive advantages are the durability of its products and reputation in the industry. Its competitive strengths include the following:

●	30 years of field-proven experience, including engineering and manufacturing know-how;

●	ability to deliver solutions and products to organizations and customers that are leaders in their respective industries;

●	ability to integrate advanced technological capabilities to develop new solutions and products with its own manufacturing infrastructures and facilities, as well as leverage overseas manufacturing partners, to have greater control over the end-to-end production process and cost-efficiencies;

●	professional and direct marketing methodology focused on main target customers.

●	reputation as a leading supplier in relevant markets;

●	lasting working relationships with customers;

●	an experienced, dedicated and competent management team;

●	ELD compliant products; and

●	Proprietary technology and know-how that allows rapid configuration and implementation of new solutions to meet the special customer needs.

Micronet currently operates via two facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah. These two operating facilities give Micronet additional manufacturing and marketing flexibility to serve the market’s needs, reduce its operational risk, improve its U.S. presence  and provide management with additional tools to support the business.

Manufacturing

Micronet manufactures and assembles its products and solutions using its own facilities in Israel and the United States using its capabilities and resources, which enable it to control and manage the manufacturing and assembly process and ensure timely delivery. The Israeli facilities are primarily used for the manufacturing process while the United States facilities are primarily used for final assembly and shipment activities. The manufacturing process includes development of electronic cards, assembly of microchips on the electronic cards and the assembly thereof within the unit, final testing and quality tests. On a case by case basis, subcontractors specializing in certain development or manufacturing aspects may be retained to achieve improvement, efficiency or reduction of costs of development and/or manufacturing processes. In addition, and dependent on volume and cost considerations, the company is evaluating outsourcing its Israeli manufacturing activity to a third party manufacturer.

With some of Micronet’s newer product offerings, the company is utilizing overseas manufacturing in conjunction with its internal assembly test lines in Salt Lake City for final provisioning and shipping.

Following certain enhancements in its manufacturing and production capabilities, Micronet has excess manufacturing capacity and has the ability to meet current or foreseeable manufacturing needs without making any significant investments. Implemented enhancements include:

●	upgraded production and assembly line and purchased new machinery with significant higher component implementation scale;

●	increased factory facilities and upgraded various infrastructures;

●	entered into agreements with subcontractors in the field that operate additional manufacturing facilities, and have significant procurement and manufacturing capabilities and resources that are available to Micronet;

●	Certified subcontractors to perform manufacturing process to ensure flexible manufacturing infrastructures and deployment that can be used for disaster recovery scenarios or rapid increase in production needs.

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

Micronet’s management, together with its research and development team, monitor closely and continuously all technological developments in the market. Micronet considers and evaluates on an ad hoc basis whether technology and proprietary assets should be acquired through independent in-house development or through the purchase of patents or other technological licenses. Where the purchase of third party proprietary technology, solution or products is required and can be of advantage to its business, Micronet would purchase a license and pay appropriate royalties or license fees. Micronet currently has all third-party licenses or is in the process of acquiring licenses that it believes are necessary to maintain and develop its business.

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

Employees

As of December 31, 2016, Micronet had approximately 69 full-time employees. Of these employees, 34 are employed in manufacturing positions, and the remainders are employed in sales, research and development, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good and sustainable relations with our employees.

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

We, including all of our subsidiaries, employed an aggregate of 158 employees on December 31, 2016.

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

Investing in our securities is highly speculative and involves a high degree of risk. You should carefully consider the following factors and other information in this Annual Report and our other SEC filings before making a decision to invest in our securities. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock and warrants may decline, and you could lose all or part of your investment.

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

Our earnings and margins may be negatively impacted if we are unable to perform under our contracts.

When agreeing to contractual terms, our management makes assumptions and projections about future conditions or events. These projections assess:

●	the productivity and availability of labor;

●	the complexity of the work to be performed;

●	the cost and availability of materials;

●	the impact of delayed performance; and

●	The timing of product deliveries.

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

A significant portion of our annual revenues in the past two years were derived from a few leading customers that are large scale strategic Israeli defense groups. In the MRM industry a significant portion of our MRM annual revenues derived from a few leading customers. As of December 31, 2016, the MRM division had five customers that combined account for approximately 66% of its revenues.

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

Micronet and Enertec currently receive certain tax benefits under the Israeli Law for Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an “Approved Enterprise.” To maintain their eligibility for these tax benefits, Micronet and Enertec must continue to meet several conditions including, among others, generating more than 25% of its gross revenues outside the State of Israel and continuing to qualify as an “Industrial Company” under Israeli tax law. An Industrial Company, according to the applicable Israeli law (Law for the Encouragement of Industry (Taxes), 1969), is a company that resides in Israel (either incorporated in Israel or managed and controlled from Israel) that, during the relevant tax year, derives at least 90% of its income from an Industrial Factory. An Industrial Factory means a factory that is owned by an Industrial Company and where its manufacturing operations constitute a vast majority of the factory’s total operations/business. The tax benefits of qualifying as an Industrial Company include a reduction of the corporate tax from 25% for “Regular Entities” and 16% or 9% for “Preferred Enterprises” (depending on the location of industry) in 2016. In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future. There is no assurance that Micronet and Enertec will continue to qualify for these tax benefits or that such tax benefits will continue to be available at their current level, or at all. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and Enertec and, accordingly, reduce our net profit after tax and negatively impact our profits.

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

As a result of our acquisitions of Micronet and Beijer’s U.S. vehicle operations, the number of our employees has increased since September 2012. We expect our growth may significantly strain our management and other operational and financial resources. In particular, growth increases the integration challenges involved in recruiting, training and retaining skilled technical, marketing and management personnel; maintaining high quality standards; preserving our corporate culture, values and entrepreneurial environment; developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal controls; and maintaining high levels of client satisfaction. If we are unable to manage growth effectively, our business, financial condition and results of operations will be materially adversely affected.

If our beneficial ownership of Micronet’s ordinary shares declines, we may not be able to treat Micronet as our subsidiary, which may adversely affect our financial condition and results of operations.

We currently hold 50.07% of Micronet’s outstanding ordinary shares through our subsidiary Enertec Electronics. If we are unable to consider Micronet as a consolidated subsidiary, our financial condition and results of operations may be adversely affected and may cause interest in or the market price of our securities to decline.

Risks Related to Ownership of our Securities’

We may not be successful in implementing a spin-off of our aerospace and defense division, and even if we are there is no guarantee that the spun off entity will be successful.

While our Board of Directors approved a spin-off of our aerospace and defense division into a standalone company, there is no guarantee that we will be successful in completing the contemplated spin-off. Even if we are able to complete the contemplated spin-off, there is no guarantee that our aerospace and defense division will become a profitable, standalone company or that our stockholders will benefit from such a transaction.

Your ability to influence corporate decisions may be limited because ownership of our common stock is concentrated.

As of March 31, 2017, Mr. Lucatz, our Chairman, Chief Executive Officer and President beneficially owns 2,597,200 shares, or approximately 40.01% (and 33.79% on a fully diluted basis) of our outstanding common stock. As a result, Mr. Lucatz, may effectively control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and this may have a material adverse effect on the trading price of our common stock.

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

The price of our common stock has been, and may continue to be volatile. The market price of our common stock may be influenced by many factors, including but not limited to the following:

●	announcements of developments related to our business;

●	quarterly fluctuations in our actual or anticipated operating results;

●	announcements of technological innovations;

●	new products or product enhancements introduced by us or by our competitors;

●	developments in patents and other intellectual property rights and litigation;

●	developments in our relationships with our third party manufacturers and/or strategic partners;

●	developments in our relationships with our customers and/or suppliers;

●	regulatory or legal developments in the United States, Israel and other countries;

●	general conditions in the global economy; and

●	the other factors described in this “Risk Factors” section.

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

We did not declare or pay cash dividends in either 2016 or 2015 and do not expect to pay dividends for the foreseeable future.

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

Micronet currently maintains two facilities in adjacent buildings in Azur, Israel. Both of these facilities are leased, one under a long-term lease, or the Long Term Lease, under which Micronet has purchased “like ownership” rights from the Israeli Land Administration. The facility subject to the Long Term Lease is used as Micronet’s headquarters and the other facility is an industrial building which houses its factory. Micronet’s executive offices occupy approximately 9,150 square feet and house the corporate functions, sales support, and marketing, finance, engineering and operating groups. The Long Term Lease expires in April 2028, subject to our option to extend the term by another 49 years. We do not pay rent with respect to this facility because we have purchased the lease rights. The factory facility occupies approximately 5,500 square feet at approximately $6,412 per month until June 30, 2017. The facility is used for the manufacturing and logistic support of the business, including warehouse. During 2016, Micronet paid $77,000 in connection with the Long Term Lease.  Micronet believes that its present facilities are suitable for its existing and projected operations for the near future. Our U.S. subsidiary, Micronet Inc., maintains leased offices in Salt Lake City, Utah. Micronet Inc.'s lease was extended on month to month basis in May 2016 until either party provides written three month notice to the other and the rent cost is approximately $200,000 per year. The factory facility in Salt Lake City occupies approximately 14,809 square feet and is used for the assembly and logistic support of the business, including warehouse.

Item 3.	Legal Proceedings.

From time to time we may become subject to litigation incidental to our business. Enertec and Micronet are not currently parties to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed on NASDAQ under the symbol “MICT.” Our warrants are listed on NASDAQ under the symbol “MICTW.”

The following table sets forth, for the periods indicated, the range of high  and low sale prices through December 31, 2016:

Quarter	High	Low
2016
First quarter	$2.31	$1.57
Second quarter	$2.29	$1.61
Third quarter	$2.19	$1.6
Fourth quarter	$1.73	$1.17

2015
First quarter	$3.78	$2.36
Second quarter	$3.91	$2.32
Third quarter	$3.84	$1.92
Fourth quarter	$2.77	$1.61

The following table sets forth, for the periods indicated, the range of high and low sale prices of our warrants on NASDAQ through December 31, 2016:

Quarter	High	Low
2016
First quarter	$0.23	$0.17
Second quarter	$0.18	$0.14
Third quarter	$0.18	$0.12
Fourth quarter	$0.16	$0.05

2015
First quarter	$0.74	$0.40
Second quarter	$0.60	$0.38
Third quarter	$0.95	$0.38
Fourth quarter	$0.42	$0.23

On March 30, 2017, the last reported sale price of our common stock on The NASDAQ Capital Market was $1.75 per share.

On March 30, 2017, the last reported sale price of our warrants on The NASDAQ Capital Market was $0.18 per warrant.

Holders

As of March 31, 2017, we had 6,490,658 shares of common stock outstanding and such shares were held by 7 stockholders of record. Because some of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We did not declare or pay cash dividends in either 2016 or 2015 and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We have no dividends policy and will consider distributing dividends on a year by year basis. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide high tech solutions for severe environments and the battlefield, including missile defense technologies for Aerospace & Defense and rugged mobile devices for the growing commercial MRM market. We design, develop, manufacture and supply customized military computer-based systems, simulators, automatic test equipment and electronic instruments, addressing a multi-billion-dollar defense industry. Solutions and systems are integrated into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for the Israeli Air Force, Israeli Navy and by foreign defense entities. Our MRM division develops, manufactures and provides mobile computing platforms for the multibillion dollar mobile logistics management market in the U.S., Europe and Israel. American-manufactured systems are designed for outdoor and challenging work environments in trucking, distribution, logistics, public safety and construction.

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

In the second quarter of 2013, we closed a public offering of shares of Common Stock, and warrants to purchase shares of Common Stock for an aggregate consideration of $9,324,000 before deduction of issuance costs of $1,921,841 payable by us. The shares and warrants began trading on the NASDAQ on April 24, 2013 under the symbols “MICT” and “MICTW,” respectively.

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

During 2016, Micronet received a total of 2,000 units ELD mandate related orders and expects additional orders in 2017 pursuant to the implementation of the final ELD mandate.

The FMCSA mandate on ELDs potentially significantly impacts both drivers and trucking companies and offers an opportunity for the industry to increase the use of mobile technology to achieve better efficiencies while at the same time meet the new compliance requirements. In order to log their hours of service, or HOS, the mandate requires all long-haul drivers to use ELDs rather than the old paper forms. Using ELDs will assist drivers to accurately share reports of their HOS electronically in real time. We estimate based on the compliance requirements that since all drivers must be in compliance by 2019, a significant number of large trucking companies will need to purchase ELDs to meet the mandatory requirements of the mandate and hence the demand for ELD compliance devices and/or products will increase.

During 2016, Micronet launched a new product to the market, the Treq5, which is a screen-less Android based On Board Computer, or OBC, which enables the company to compete in the black box market with, it believes, a much stronger product platform than currently exists in the market.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

●	Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Acquisition and the Transaction. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such changes do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Amortization of note discount - These expenses are non-cash and are related to amortization of discount of the note purchase agreements with YA II PN. Such expenses do not reflect our on-going operations.

●	Stock-based compensation is share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net income attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Year ended December 31,
	(Dollars in Thousands, other than share and per share amounts)
	2016	2015
GAAP net loss attributable to Micronet Enertec Technologies, Inc.	$(5,807)	$(2,467)
Amortization of acquired intangible assets	582	701
Stock-based compensation and shares issued to service providers	294	336
Amortization of note discount	(24)	-
Income tax-effect of above non-GAAP adjustments	(6)	(25)
Total Non-GAAP net loss attributable to Micronet Enertec Technologies, Inc.	$(4,961)	$(1,455)
Non-GAAP net loss per diluted share attributable to Micronet Enertec Technologies, Inc.	$(0.83)	$(0.25)
Shares used in per share calculations	5,966,622	5,861,630
GAAP net loss per diluted share attributable to Micronet Enertec Technologies, Inc.	$(0.97)	$(0.42)
Shares used in per share calculations	5,966,622	5,861,630

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Revenues for the year ended December 31, 2016 were $22,748,000 as compared to $23,587,000 for the year ended December 31, 2015. These revenues represent a decrease of $839,000, or 4%, in the Company’s revenues for the year 2016. The decrease is mainly due to a decrease in Micronet revenues of $1,285,000 mainly due to a reduction of unit volumes related to the company’s current product line and delayed market adaptation of the company’s new product line, combined with a change in management.

Total revenues related to the aerospace and defense segment for the year ended December 31, 2016 were $9,464,000 as compared to $9,018,000 during 2015. Total revenues related to the MRM segment for the year ended December 31, 2016 were $13,284,000 as compared to $14,569,000 during 2015.

Gross profit decreased by $3,153,000, or 43%, to $4,150,000 for the year ended December 31, 2016. This is in comparison to gross profit of $7,303,000 for the year ended December 31, 2015.  Gross profit as a percentage of sales was 18% for the year ended December 31, 2016 compared to 31% for the year ended December 31, 2015. Enertec’s gross profit as a percentage of sales was 16% for the year ended December 31, 2016 compared to 30% for the year ended December 31. The decrease in gross profit is mostly due to an $500,000 inventory write-off and completion of some projects with lower profitability. Micronet’s gross profit decreased from 32% in the year ended December 31, 2015 to 20% for the same period in 2016, mainly due to inventory write offs mostly attributed to Microneto old product line combined with increased customer support cost associated with the introduction of the Company’s new product line.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the year ended December 31, 2016 were $1,941,000, as compared to $1,530,000 for the year ended December 31, 2015. This represents an increase of $411,000, or 27% for the year 2016. The increase is primarily due to a increase in the MRM segment as a result of an increase in the sales force.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the year ended December 31, 2016 were $5,933,000 as compared to $4,723,000 for the year ended December 31, 2015. This represents an increase of $1,210,000, or 26%, for the year ended December 31, 2016. The increase is mainly due to a $150,000 payment relating to a settlement agreement pursuant to the company’s termination of a potential acquisition, in addition to an increase in professional consultants and increase of $260,000 in doubtful debt related to the MRM division.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which include mainly wages, materials and sub-contractors, for the year ended December 31, 2016, were $2,320,000 compared to $2,453,000 for the year ended December 31, 2015. This represents a decrease of $133,000, or 5% for the year ended December 31, 2016.

Net Loss from operations

Our net loss from operations for the year ended December 31, 2016 was $6,970,000, or 31% as a percentage of sales, compared to an operating loss of $2,521,000or 11% as a percentage of sales, for the year ended December 31, 2015. The increase in net loss is mainly a result of the decrease in revenues and in gross margins.

Finance Expenses, net

Financial expenses net, for the year ended December 31, 2016 were $672,000 compared to $610,000, for the year ended December 31, 2015. This represents an increase of $62,000, or 10%, for the year ended December 31, 2015. The increase in interest expenses in the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in interest and bank commission.

Net Loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributable to Micronet Enertec was $5,807,000, or 26% as a percentage of sales, in the year ended December 31, 2016 compared to net loss attributable to Micronet Enertec of $2,467,000, or 10% as a percentage of sales, in the year ended December 31, 2015. This represents an increase in net loss of $3,340,000, or 135%, as compared with the year ended December 31, 2015.  The change is mainly a result of the decrease in revenues and the changes in gross profit and operating expenses as described above.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans and a loan from Meydan Family Trust No 3, or Meydan, as described below.

As of December 31, 2016, our total cash and cash equivalents and restricted cash and marketable securities balance was $8,134,000 (of which marketable securities amounted to $2,978,000), as compared to $12,139,000 (of which marketable securities amounted to $5,643,000) as of December 31, 2015. This reflects a significant decrease of $4,005,000 in cash and cash equivalents and restricted cash and marketable securities. The decrease in cash and cash equivalents is primarily a result of the net loss.

On June 30, 2016, the Company and Enertec, collectively, the Borrowers, entered into a Note Purchase Agreement with YA II, whereby YA II purchased $600,000 of notes from the Borrowers, or the Notes. The outstanding principal balance of the notes bears interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Borrowers are required to make payments of $150,000 of principal plus accrued interest. All amounts payable are due on July 10, 2017. Upon the occurrence of an event of default under the Notes, all amounts payable may be due immediately.

On October 28, 2016, the Borrowers entered into an additional Note Purchase Agreement with YA II whereby YA II loaned an additional $500,000 to the Borrowers pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bears interest at 7% per annum. The additional note matures on November 20, 2017. The Borrowers have agreed to make payments of $125,000 from the principal balance of the additional note plus all accrued and unpaid interest on each of March 20, 2017, June 20, 2017, September 20, 2017 and November 20, 2017. Upon the occurrence of an event of default under the additional note, all amounts payable may be due immediately.

On December 22, 2016 the Borrowers entered into a Supplemental Agreement with YA II, whereby YA II agreed to lend the Company an additional $1,000,000 pursuant to a secured promissory note. The outstanding principal balance of the this note bears interest at 7% per annum. The note matures on December 20, 2017. The Borrowers have agreed to use 50% of the net proceeds of any cash raised from financing transactions completed while the note is outstanding to repay the principal and interest on the note. Upon the occurrence of an event of default, all amounts payable may be due immediately. The note, along with the other notes held by YA II, are secured by a pledge of shares of Micronet owned by Enertec.

Pursuant to the Supplemental Agreement, YA II agreed to revise the payment schedule of the June 2016 note such that the Company shall be required to make payments of $150,000 from the principal balance of such note plus all accrued and unpaid interest on each of October 10, 2016, May 1, 2017 and September 1, 2017. In addition, pursuant to the Supplemental Agreement, YA II agreed to revise the payment schedule of the October 2016 note such that the Company shall be required to make payments of $150,000 from the principal balance of the such note plus all accrued and unpaid interest on each of May 1, 2017 and September 1, 2017. The Borrowers agreed to pay to YA Global II SPV LLC (as designee of YA II) a commitment fee in the amount of $100,000, with $50,000 of such commitment fee due and payable in cash upon the closing of the note, and the remaining balance of $50,000 of the commitment fee paid in cash or in freely tradable shares of the Company’s common stock as follows: (i) $25,000 on or before July 1, 2017, and (ii) $25,000 on or before December 31, 2017, provided that these remaining portions shall be waived if the Borrowers have repaid at least $500,000 of the principal amount of the Note on or before July 1, 2017.  In connection with the Supplemental Agreement and issuance of the Note, the Company issued to YA II a five-year warrant, or the Warrant, to purchase 120,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

On September 2, 2015, Enertec entered into a Credit Line Agreement with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line.  The maximum aggregate amount of the Credit Line Agreement is $675,000 and up to 85% of open trade receivables invoices. The annual interest rate is Prime plus 1.75%. The Credit Line Agreement will expire on April 30, 2017. As of December 31, 2016, Enertec had financed $669,000 pursuant to the Credit Line Agreement.

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

On October 9, 2016 the Company amended the Meydan loan pursuant to which Meydan agreed to revise the payment schedule of an existing loan with a principal balance of $ 814,000 as of December 31, 2016 and such that the Company shall be required to make payments of $187,000 from the principal balance of the December 31, 2016 the Meydan Loan plus all accrued and unpaid interest on each of April 10, 2017, July 10, 2017, October 10, 2017 and January 10, 2018.

In connection with our acquisition of the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI.  Under this agreement, FIBI loaned Micronet $4.85 million for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2.425 million of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2.425 million bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the loan, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan is secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of May 28, 2015, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of nine months ending on November 29, 2016. As of November 29, 2016, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion until January 29, 2017. As of December 31, 2016, the balance on this loan (the Long Term Portion and the Short Term Portion) was approximately $2,580,700 and the interest rates were Prime plus 1.2% and Prime plus 1.5% for the Short Term Portion and the Long Term Portion, respectively.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45 percent, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7 percent, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of December 31, 2016, the balance on the Mercantile Loan was $2,192,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7%. for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3 million. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of December 31, 2016, the fair value of this Phantom Stock Option was less than $4,000.

On January 10, 2015, the Company repaid all of its remaining debt to UTA Capital LLC in the amount of $1,000,000.

As of December 31, 2016, our total current assets were $26,349,000, as compared to $33,534,000 at December 31, 2015. The decrease is mainly due to the decrease in cash and cash equivalents as described above.

Our trade accounts receivable at December 31, 2016 were $11,558,000 as compared to $12,353,000 at December 31, 2015.  The decrease is due to the decrease in revenues.

As of December 31, 2016, our working capital was $6,729,000, as compared to $13,291,000 at December 31, 2015. The decrease in the working capital primarily is due to the decrease in cash and cash equivalents and the increase of short term bank loans.

As of December 31, 2016, our total debt (including current portion on long-term loans from others) was $14,388,000 as compared to $14,402,000 at December 31, 2015.

Our bank and other debt is composed of short-term loans amounting to $13,107,000 as of December 31, 2016 compared to $12,049,000 at December 31, 2015, and long-term loans amounting to $1,281,000 as of December 31, 2016 compared to $2,353,000 at December 31, 2015.

Our current debt includes our bank debt described above, a working capital credit facility, a loan from Meydan ,YA II PN and the Credit Line Agreement.

●	Our bank debt is composed of short-term loans to Enertec Electronics, Enertec and Micronet amounting to $9,993,000 as of December 31, 2016 compared to $11,012,000 at December 31, 2015, and long-term loans amounting to $1,093,000 as of December 31, 2016 compared to $1,978,000 at December 31, 2015. The short-term loans bear interest rates between Israeli prime (currently 1.6%) plus 0.7% to 2.45%. The long-term loans have maturity dates between May 2017 and July 2019 and bear interest rates Israeli Prime plus 2.45%.

●	Enertec has covenanted under its bank loans at June 30 and December 31 of each year, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has not met all of its bank covenants as of December 31, 2016. As a result the Company reclassified its loans from long-term to short-term liabilities. Certain restricted cash is used as collateral to secure the loans.

●	Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics had met all of its bank covenants as of December 31, 2016. Certain restricted cash is used as collateral to secure the loan.

●	In addition, Micronet has undertaken under its bank loan documents the following primary financial covenants: (1) a cash and marketable securities balance of not less than NIS 15 million; (2) a minimum equity of NIS 30 million and (3) total solvency ratio of not less than 30%. Micronet had not met all of its bank covenants as of December 31, 2016. As of March 31, 2017, Micronet has repaid this loan to the bank.

●	The outstanding balance of the Meydan loan in the amount of $814,000 with interest at the rate of Libor plus 8% per annum, are due and payable in 4 equal quarterly installments beginning on April 10, 2017.

●	On September 2, 2015, Enertec entered into a Credit Line Agreement with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line. The maximum aggregate amount of the Credit Line Agreement is $675,000 and up to 85% of open trade receivables invoices. The annual interest rate is Prime plus 1.75%. The Credit Line Agreement will expire on April 30, 2017. As of December 31, 2016, Enertec had financed $669,000 pursuant to the Credit Line Agreement.

●	On June 30, 2016, the Borrowers, entered into a Note Purchase Agreement with YA II, whereby YA II purchased $600,000 of notes from the Borrowers, or the Notes. The outstanding principal balance of the notes bears interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Borrowers are required to make payments of $150,000 of principal plus accrued interest. All amounts payable are due on July 10, 2017. Thereafter, on October 28, 2016, the Borrowers entered into an additional Note Purchase Agreement with YA II whereby YA II loaned an additional $500,000 to the Borrowers pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bears interest at 7% per annum. The additional note matures on November 20, 2017. The Borrowers have agreed to make payments of $125,000 from the principal balance of the additional note plus all accrued and unpaid interest on each of March 20, 2017, June 20, 2017, September 20, 2017 and November 20, 2017. Finally, on December 22, 2016, the Borrowers entered into a Supplemental Agreement with YA II, whereby YA II agreed to lend the Company an additional $1,000,000 pursuant to a secured promissory note. The outstanding principal balance of the this note bears interest at 7% per annum. The note matures on December 20, 2017.

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

In 2017 we expect to pay off the current portion of certain bank loans in the amount $948,000 , the Meydan and YA in the amount of $2,445,000 and a short term bank loan amounted to 2,211,000, using its cash flow from operations or possibly additional debt or equity financings.

The Company has an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30 million.

In addition, the Company has utilized its SEDA for purposes of raising capital and may continue to do so in the future.

On June 30, 2016, the Borrowers, entered into a Note Purchase Agreement with YA II, whereby YA II purchased $600,000 of notes from the Borrowers, or the Notes. The outstanding principal balance of the notes bears interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Borrowers are required to make payments of $150,000 of principal plus accrued interest. All amounts payable are due on July 10, 2017. Thereafter, on October 28, 2016, the Borrowers entered into an additional Note Purchase Agreement with YA II whereby YA II loaned an additional $500,000 to the Borrowers pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bears interest at 7% per annum. The additional note matures on November 20, 2017. The Borrowers have agreed to make into a Supplemental Agreement with YA II, whereby YA II agreed to lend the Company an additional $1,000,000 pursuant to a secured promissory note. The outstanding principal balance of the this note bears interest at 7% per annum. The note matures on December 20, 2017.

As of December 31, 2016 pursuant to the SEDA, we have offered securities with an aggregate market value of $2,390,000, and we have sold $768,000 of our securities, pursuant to General Instruction I.B.6. of Form S-3 during the prior twelve calendar month period.  The Company is not obligated to utilize any of the $2.39 million available under the SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the SEDA over the three-year term will depend on the market price for the Company’s common stock and the number of shares actually sold.

The SEDA does not impose any restrictions on the Company’s operating activities. During the term of the SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock.

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, we believe that we may need to raise additional funds if we want to materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks, the SEDA agreement, and we may seek additional financing from them or through securities offerings, to expand our operations, using new capital to develop new products, enhance existing products or respond to competitive pressures. However, we may also undertake additional debt or equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all.

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

Impairment of long-lived assets and goodwill. In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test.  The Company has two operating segments: Mobile Resource Management and Defense and Aerospace. The goodwill was allocated to one reporting unit which included in the MRM division. The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Revenue recognition.  The Company’s subsidiary Enertec enters into long-term fixed-price contracts with customers to manufacture test systems, simulators, and airborne applications. Revenue on these long-term fixed-price contracts is recognized under the percentage-of-cost method. In using the percentage of completion method, revenues are generally recorded based on the percentage of cost incurred to date on a contract relative to the estimated total expected contract cost. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs. The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes contract losses, if any, in the period in which they first became evident.

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

The Company adopted ASC 740-10-05, “Income Tax,” which provides guidance for recognizing and measuring uncertain tax positions, and prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on de-recognition, classification and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, at December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
David Lucatz	60	Chairman of the Board, Chief Executive Officer and President
Tali Dinar	45	Chief Financial Officer of Enertec Electronics Ltd
Oren Harari	42	Chief Financial Officer
Chezy (Yehezkel) Ofir(1)(2)(3)	65	Director
Jeffrey P. Bialos (1)(2)(3)	61	Director
Miki Balin(1)(2)(3)	46	Director

(1)	A member of the Audit Committee.

(2)	A member of the Compensation Committee.

(3)	A member of the Corporate Governance/Nominating Committee.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

David Lucatz. Mr. Lucatz was elected to our Board and appointed as our President and Chief Executive Officer in May 2010 and as a director of Micronet Ltd., our 50.07% owned subsidiary, in September 2012. Since May 2010, Mr. Lucatz has been serving as the President of Enertec Systems 2001 Ltd, our wholly-owned subsidiary. Since 2006, he has been the Chairman of the Board, President and Chief Executive Officer of DL Capital Ltd, a boutique investment holding company based in Israel specializing in investment banking, deal structuring, business development and public/private fund raising with a strong focus in the defense and homeland security markets. From 2001 until 2006, he was part of the controlling shareholder group and served as a Deputy President and Chief Financial Officer of I.T.L. Optronics Ltd., a publicly-traded company listed on the Tel Aviv Stock Exchange engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries. From 1998 to 2001, he was the Chief Executive Officer of Talipalast, a leading manufacturer of plastic products. Previously, Mr. Lucatz was an executive vice president of Securitas, a public finance investments group. Mr. Lucatz holds a B.Sc. in Agriculture Economics and Management from the Hebrew University of Jerusalem and a M.Sc. in Industrial and Systems Engineering from Ohio State University.

We believe that Mr. Lucatz’s experience over the last 25 years in management, operations, finance and business development in corporate turnaround, roll-up and M&A situations, as well as his experience in the electronics defense and homeland security sectors, make him suitable to serve as a director of the Company.

Tali Dinar. Mrs. Dinar currently currently serves as interim Chief Executive Officer of Micronet Ltd. and Enertec's Chief Financial Officer. Mrs. Dinar  served as our Chief Financial Officer from  May 2010 until May 13, 2015, Chief Financial Officer of Enertec since November 2009 and the Chief Financial Officer of Micronet since May 2015. Since October 2009, Ms. Dinar has served as vice president, finance of DLC, where she serves as key advisor to the company’s management and is responsible for implementing internal controls driving major strategic financial issues. From 2007 until 2009, she served as chief controller of the Global Consortium on Security Transformation, a global homeland security organization. From 2002 until 2007, she was the chief controller of I.T.L. Optronics Ltd.  Ms. Dinar holds a B.A. in Accounting and Business Management from The College of Management Academic Studies and earned her CPA certificate in 1999.

Oren Harari. Mr Harari currently serves as our Chief Financial Officer. Prior to joining the Company, from January 2012 to October 2014, Mr. Harari, served as Chief Financial Officer at 3i-Mind, a software defense company (part of AGT International – a defense integrator), from September 2008 to October 2011 as Chief Financial Officer of Raysat Antenna Systems, a satellite telecommunication company (defense & commercial) and Finance Manager of Telrad Connegy (the PBX division of Telrad Networks). Mr. Harari is a licensed Certified Public Accountant (Israel) and holds an M.B.A. in Accounting and Corporate Finance from the College of Management and Business Administration, Tel Aviv.

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

Corporate Governance

Our board of directors is currently comprised of four directors. Mr. Lucatz, our chairman, President and Chief Executive Officer, is not independent as that term is defined under the NASDAQ Listing Rules. Professor Ofir and Messrs. Bialos, and Balin have been directors since our public offering. Each of Professor Ofir and Messrs. Bialos, and Balin qualify as “independent” under the NASDAQ Listing Rules, and SEC rules with respect to members of boards of directors. Our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee, and otherwise meet the NASDAQ corporate governance requirements.

Our board of directors has three standing committees: the Compensation Committee, the Audit Committee and the Corporate Governance/Nominating Committee.

Audit Committee

The members of our Audit Committee are Professor Ofir,  Mr. Bialos and Mr. Balin. Professor Ofir is the Chairman of the Audit Committee, and our board of directors has determined that Professor Ofir is an “Audit Committee financial expert” and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the NASDAQ rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.micronet-enertec.com. The primary responsibilities of our Audit Committee include:

●	Appointing, compensating and retaining our registered independent public accounting firm;

●	Overseeing the work performed by any outside accounting firm;

●	Assisting the board of directors in fulfilling its responsibilities by reviewing: (1) the financial reports provided by us to the SEC, our stockholders or to the general public and (2) our internal financial and accounting controls; and

●	Recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations.

Compensation Committee

The members of our Compensation Committee are Professor  Ofir, Mr. Bialos and Mr. Balin. Professor .  Ofir is the Chairman of the Compensation Committee and our board of directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and NASDAQ rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.micronet-enertec.com. The primary responsibilities of our Compensation Committee include:

●	Reviewing and recommending to our board of directors of the annual base compensation, the annual incentive bonus, equity compensation, employment agreements and any other benefits of our executive officers;

●	Administering our equity based compensation plans and exercising all rights, authority and functions of the board of directors under all of the Company’s equity compensation plans, including without limitation, the authority to interpret the terms thereof, to grant options thereunder and to make stock awards thereunder; and

●	Annually reviewing and making recommendations to our board of directors with respect to the compensation policy for such other officers as directed by our board of directors.

The Compensation Committee meets, as often as it deems necessary, without the presence of any executive officer whose compensation it is then approving. Neither the Compensation Committee nor the Company engaged or received advice from any compensation consultant during 2015.

Corporate Governance/Nominating Committee

The members of our Corporate Governance/Nominating Committee are Professor Ofir. Mr. Bialos and Mr. Balin. Professor  Ofir is the Chairman of the Corporate Governance/Nominating Committee and our board of directors has determined that all of the members of the Corporate Governance/Nominating Committee are “independent” as defined by NASDAQ rules and regulations. The Corporate Governance/Nominating Committee operates under a written charter that is posted on our website at www.micronet-enertec.com. The primary responsibilities of our Corporate governance and Nominating Committee include:

●	Assisting the board of directors in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board of directors committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the Chief Executive Officer and other executive officers; development and evaluation of criteria for board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with applicable corporate governance guidelines; and

●	Identifying and evaluating the qualifications of all candidates for nomination for election as directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. The Code of Business Conduct and Ethics is available on our website at www.micronet-enertec.com and we will provide, at no charge, persons with a written copy upon written request made to us.

Item 11.	Executive Compensation

The following information is furnished for the years ended December 31, 2016 and December 31, 2015 for our named executive officers.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	All Other Compensation (4)	Total
David Lucatz (5)	2016	$378,711	$-	88,539	$7,937	$475,188
Chief Executive Officer and President	2015	$376,272	$-	$106,247	$7,512	$490,031

Tali Dinar	2016	$173,803	$-	$28,333	$24,449	$226,584
Chief Financial Officer of Enertec and Interim Chief Financial Officer of Micronet Ltd. Electronics Ltd.	1-4.2015	$54,048	$-	$33,999	$7,906	$95,953

Oren Harari (6)	2016	-	-	-	-	-
Chief Financial Officer of Micronet Enertec Technologies Inc.	2015	-	-	-	-	-

(1)	Salary paid partly in NIS and partly in U.S. dollars. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2016 and 2015, respectively.
(2)	Represents discretionary bonus in connection with the performance and achievements of the Company.
(3)

The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting for Standard Codification, or ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 13 to our consolidated financial statements for the year ended December 31, 2016 included elsewhere in this Annual Report.

(4)	Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross-up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan. In addition, Ms. Dinar is entitled to receive director compensation from Micronet as a member of the board of directors of Micronet, pursuant to the Israeli Companies Law regulations (compensation and expenses reimbursement for independent directors).Mrs. Dinar’s compensation and expenses reimbursement for serving as a director of Micronet amounted to a total of $4,000 and $3,300 for the period ended December 31, 2016 and 2015 respectively.

(5)	In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company, for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the Audit Committee of the board of directors of Micronet approved the entry into a management and consulting services agreement with DLC, pursuant to which, effective November 1, 2012 Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees of NIS 65,000 (approximately $18,172) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s stockholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. The management and consulting agreement between DLC and Micronet was extended on November 1, 2015 for three years on the same terms and conditions. The management and consulting agreement was approved by Micronet's Board of Directors on October 11, 2015 and approved by Micronet's shareholders on November 16, 2015. On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with the Company, effective November 1, 2012, which provides that we (via any of our directly or indirectly fully owned subsidiaries) will pay the entities controlled by Mr. Lucatz: (1) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (2) an annual bonus of 3% of the amount by which the annual earnings before interest, tax, depreciation and amortization, or EBITDA, for such year exceeds the average annual EBITDA for 2011 and 2010, and (3) a one-time bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding only a specified 2013 public equity offering, completed by us during the term of the agreement. According to the agreement, the management and consulting services agreement between DLC and the Company automatically renewed for a successive one year term on the same terms and conditions.

(6)	Mr. Harari was appointed as Chief Financial Officer of the Company on January 18, 2017.

Employment Agreements

None of our employees is subject to a collective bargaining agreement.

On January 18, 2017, Mr. Harari entered into an employment agreement with the Company pursuant to which, Mr. Harari: (i) receives a monthly company cost of 45,780 NIS (approximately US$ 12,050 based on an exchange rate of 3.8 NIS to US$1 as of January 18, 2017); (ii) was entitled to a car and phone; (iii) is entitled to receive bonuses and options; and (iv) shall be entitled to customary Israeli pension funds and other social benefits. The employment agreement is not limited to a certain duration. The employment agreement is terminable by either party at any time by providing 60 days’ prior written notice. The employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions. In addition, the Company agreed to issue Mr. Harari a stock option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.30 per share, with such option vesting as follows: (i) 1/4 vesting immediately; and (ii) 1/4 vesting on each of the first three annual anniversaries of the date of grant.

Outstanding Equity Awards

During, 2016, no options were issued to our directors, officers and employees under the 2012 Stock Incentive Plan, as described below. The following table presents the outstanding equity awards held as of December 31, 2016, by our named executive officers:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date
David Lucatz	250,000	-	4.30	11/11/2024
Tali Dinar	80,000	-	4.30	11/11/2024
Shai Lustgarten	160,000	-	4.30	11/11/2024
Shai Lustgarten	46,667	46,667	4.30	05/27/2025

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2016:

Name(1)		Fees earned ($) (4)	Option Awards ($)(2)(3)	All Other Compensation ($) (5)	Total ($)
Chezy (Yehezkel) Ofir	2016	$12,000	$4,272	2,000	$18,272
Jeffrey P. Bialos	2016	$12,000	$4,272	3,600	$19,872
Jacob Berman	2016	$12,000	$4,272	2,000	$18,272
Miki Balin	2016	$12,000	$4,272	2,000	$18,272

(1)	Mr. Lucatz, who serves as our Chairman, Chief Executive Officer and President, is not included in this table because he receives no compensation for his services as a director. The compensation received by Mr. Lucatz is as shown above in the Summary Compensation Table.

(2)	The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting for ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 13 to our consolidated financial statements for the year ended December 31, 2016 included elsewhere in this Annual Report.

(3)	As of December 31, 2016, each of the directors listed in the table above held options to purchase 10,000 shares of Common Stock at an exercise price of $4.30 per share, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on November 11, 2014. Such options vest within three years following the date of grant.

(4)	During 2016, our directors received compensation for serving on our board in the amount of $57,600. Independent directors received $12,000 plus applicable taxes for each year of service as directors.

(5)	Independent directors receive $250 (or $100 if the director participates via telephone or video conference) for each meeting in excess of three meetings in any month and reimbursement of expenses.

(6)	Mr. Berman did not stand for reelection at the Company’s 2016 Annual Stockholders Meeting held on October 18, 2016.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 31, 2017 with respect to the beneficial ownership of the outstanding common stock held by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) our current directors; (3) each of our named executive officers; and (4) our executive officers and current director as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address for each of the below persons is c/o Micronet Enertec Technologies, Inc., 27 Hametzuda St., Azur 58001 Israel.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholders
D.L. Capital Ltd.(2)	2,597,200	36.00%
UTA Capital LLC(3)	726,746	10.07%
Meydan(4)	600,000	8.32%
Directors and Named Executive Officers
David Lucatz(2)(5)	2,847,200	39.46%
Tali Dinar(5)	80,000	1.11%
Oren Harari	25,000	0.35
Shai Lustgarten(5)	253,333	3.51%
Chezy (Yehezkel) Ofir(5)	10,000	0.14%
Jeffrey P. Bialos(7)	27,424	0.38%
Miki Balin(5)	10,000	0.14%
Directors and Executive Officers as a group (7 persons) (6)	3,252,957	45.09%

(1)	Applicable percentage ownership is based on 7,214,991 shares of Common Stock outstanding as of March 31, 2017, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2017 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Mr. Lucatz, by virtue of being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the board of directors of DLC, may be deemed to beneficially own the 2,597,200 shares of our Common Stock held by DLC.

(3)

According to information contained in Schedule 13G/A filed jointly on February 18, 2014 with the SEC and a Form 4 filed jointly on November 12, 2014 with the SEC by (1) UTA Capital LLC; (2) the members or beneficial owners of membership interests in UTA, which include (a) YZT Management LLC, a New Jersey limited liability company and the managing member of UTA, and (b) Alleghany Capital Corporation, a Delaware corporation and a member of UTA; (3) Alleghany Corporation, a publicly-traded Delaware corporation of which Alleghany Capital Corporation is a wholly-owned subsidiary; and (iv) Udi Toledano, the managing member of YZT Management LLC. Based on those filings and information subsequently available to us, as of March 31, 2017, UTA held sole voting and dispositive power with respect to such shares. YZT Management LLC, Alleghany Capital Corporation, Alleghany Corporation, and Udi Toledano have shared voting and dispositive power with respect to such shares by virtue of their relationships with UTA. UTA’s principal business address is 100 Executive Drive, Suite 330, West Orange, New Jersey.

(4)	According to information contained in a Schedule 13G/A filed on May 9, 2013 with the SEC. Based on this filing and information subsequently available to us, as of April 14, 2016, Meydan held sole voting and dispositive power with respect to such shares. Meydan's principal business address is 38A Lansell Road, Toorak, Australia VIC 3142.

(5)	Includes of common stock issuable upon the exercise of outstanding stock options.

(6)	Includes 638,333 shares of common stock issuable upon the exercise of stock options beneficially owned by the referenced persons, and 2,614,624 share of common stock.

(7)	Includes 10,000 of common stock issuable upon the exercise of stock options owned by Mr. Bialos and 17,424 shares of common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	746,000	4.30	254,000
Equity compensation plans not approved by security holders	-	-	-
Total	746,000	4.30	254,000

Pursuant to our 2012 Stock Incentive Plan, as amended, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 1,000,000 shares of Common Stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

Pursuant to our 2014 Stock Incentive Plan, our board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers in an amount up to a total of 100,000 shares of Common Stock.

As of December 31, 2016, 52,525 stock options remain available for future awards under the 2014 Stock Incentive Plan.

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

As described above, Micronet and the Company have executed a management and consulting services agreement with entities controlled by Mr. Lucatz.

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

On October 9,2016 the Company the company amended the Meydan loan pursuant to which Meydan agreed to revise the payment schedule of an existing loan with a principal balance of $ 814,000 as of December 31, 2016 and such that the Company shall be required to make payments from the principal balance of the December 31, 2106 the Meydan Loan plus all accrued and unpaid interest on each of April 10, 2017, July 10, 2017, October 10, 2017 and January 10, 2018.

Except as described above, no director, executive officer, principal stockholder holding at least 5% of our Common Stock, or any family member thereof, had or will have any material interest, direct or indirect, in any transaction, or proposed transaction, during 2016 or 2015 in which the amount involved in the transaction exceeded or exceeds $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Item 14.	Principal Accounting Fees and Services.

The fees billed by BDO Ziv Haft, our independent registered public accounting firm, for professional services provided to the Company for each of the last two fiscal years were as follows:

	Year ended on December 31,	Year ended on December 31,
	2016	2015

Audit Fees	$100,000	$100,000

Audit-Related Fees	6,500	$-

Tax Fees	$25,500	$36,300

All Other Fees	-	-
Total Fees	$132,000	$136,300

Audit Fees

Audit fees are for audit services for each of the years shown in this table, review of our quarterly financial results submitted on Form 10-Q, and performance of local statutory audits.

Audit-Related Fees

Audit-related fees relate to assurance and associated services that traditionally are performed by the independent auditor, due diligence services and other services.

Tax Fees

Tax fees are for professional services rendered by our auditors for tax advice on actual or contemplated transactions, audit of tax return and OCS incentives.

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

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Common Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2016)

4.2	Common Stock Purchase Warrant dated October 28, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016)

4.3	Amendment to Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016)

4.4	Common Stock Purchase Warrant dated December 22, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2016)

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

10.12	2014 Stock Incentive Plan (Incorporated by reference to Exhibit “C” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014) +

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

10.19*	Employment Agreement dated April 22, 2015 between the Company, Enertec Electronics Ltd. and Eyal Leibovitz.

21.1	List of Subsidiaries (Incorporated by reference to our Annual Report on Form 10-K, for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 19, 2014)

23.1*	Consent of Ziv Haft, BDO member firm

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for Years Ended December 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan or arrangement.

Item 16.	10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: March 31, 2016	By:	/s/ David Lucatz
	Name:	David Lucatz
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer, (Principal Executive Officer)	March 31, 2017
David Lucatz

/s/ Oren Harari	Chief Financial Officer)	March 31, 2017
MOren Harari

/s/ Jeffrey P. Bialos	Director	March 31, 2017
Jeffrey P. Bialos

/s/ Miki Balin	Director	March 31, 2017
Miki Balin

/s/ Chezy (Yehezkel) Ofir	Director	March 31, 2017
Chezy (Yehezkel) Ofir

MICRONET ENERTEC TECHNOLOGIES INC.

2016 CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Micronet Enertec Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Micronet Enertec Technologies, Inc. (the “Company”) and its subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel

March 31, 2017

/s/ Ziv Haft
Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

MICRONET ENERTEC TECHNOLOGIES, INC.

 CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$668	$2,361
Restricted cash	4,488	4,135
Marketable securities	2,978	5,643
Trade accounts receivable, net	11,558	12,353
Inventories	5,758	7,457
Other accounts receivable	899	1,585
Total current assets	26,349	33,534

Property and equipment, net	1,641	1,816
Intangible assets and others, net	2,381	3,297
Long term deposit	86	30
Goodwill	1,466	1,466
Total long term assets	5,574	6,609

Total assets	$31,923	$40,143

MICRONET ENERTEC TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2016	December 31, 2015
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$9,993	$11,012
Short term credit from others and current portion of long term loans from others	3,114	1,037
Trade accounts payable	4,130	5,710
Other accounts payable	2,383	2,484
Total current liabilities	19,620	20,243

Long term loans from banks	1,093	1,978
Long term loan from others	188	375
Finance lease	-	22
Accrued severance pay, net	57	52
Deferred tax liabilities, net	7	17
Total long term liabilities	1,345	2,444

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 6,385,092 and 5,865,221 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	6	6
Additional paid in capital	8,748	7,812
Accumulated other comprehensive income	11	(196)
Retained earnings (loss)	(1,990)	3,817
Micronet Enertec stockholders' equity	6,775	11,439

Non-controlling interests	4,183	6,017

Total equity	10,958	17,456

Total Liabilities and equity	$31,923	$40,143

MICRONET ENERTEC TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Earnings Per Share data)

	Year ended December 31,
	2016	2015

Revenues	$22,748	$23,587
Cost of revenues	18,598	16,284
Gross profit	4,150	7,303
Operating expenses:
Research and development	2,320	2,453
Selling and marketing	1,941	1,530
General and administrative	5,933	4,723
Amortization of intangible assets	926	1,118
Total operating expenses	11,120	9,824
Loss from operations	(6,970)	(2,521)

Finance expense, net	672	610
Loss before provision for income taxes	(7,642)	(3,131)
Taxes on income (benefit)	(129)	(81)
Net loss	(7,513)	(3,050)
Net loss attributable to non-controlling interests	1,706	583
Net loss attributable to Micronet Enertec	$(5,807)	$(2,467)
Loss per share attributable to Micronet Enertec:
Basic	$(0.97)	$(0.42)
Weighted average common shares outstanding:
Basic	5,966,622	5,861,630

F-5

MICRONET ENERTEC TECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year ended December 31,
	2016	2015
Net loss	$(7,513)	$(3,050)
Other comprehensive Income (loss), net of tax:
Currency translation adjustment	79	(27)

Total comprehensive loss	(7,434)	(3,077)

Comprehensive loss attributable to the non-controlling interests	1,834	89

Comprehensive loss attributable to Micronet Enertec	$(5,600)	$(2,988)

MICRONET ENERTEC TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares(*)	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2013	5,831,246	$6	$8,053	$8,423	$1,389	$7,727	$25,598
Shares issued to service provider	25,000	-	94	-	-	-	94
Stock based compensation	-	-	308	-	-	-	308
Comprehensive loss	-	-	-	(2,139)	(1,064)	(825)	(4,028)
Acquisition of non-controlling interest	-	-	(950)	-	-	(773)	(1,723)
Balance, December 31, 2014	5,856,246	$6	$7,505	$6,284	$325	$6,129	$20,249
Shares issued to service provider	8,975	-	30	-	-	-	30
Stock based compensation	-	-	306	-	-	-	306
Comprehensive loss	-	-	-	(2,467)	(521)	(89)	(3,077)
Acquisition of non-controlling interest	-	-	(29)	-	-	(23)	(52)
Balance, December 31, 2015	5,865,221	$6	$7,812	$3,817	$(196)	$6,017	$17,456
Shares issued to service provider	13,500	-	26	-	-	-	26
Stock based compensation	-	-	268	-	-	-	268
Issuance of warrants	-	-	62	-	-	-	62
Comprehensive loss	-	-		(5,807)	207	(1,834)	(7,434)
Issuance of shares, net	506,371	-	580	-	-	-	580
Balance, December 31, 2016	6,385,092	6	8,748	(1,990)	11	4,183	10,958

MICRONET ENERTEC TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,513)	$(3,050)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,369	1,599
Marketable securities	27	176
Change in fair value of derivatives, net	(37)	(8)
Change in deferred taxes, net	(104)	(195)
Accrued interests on bank loans	251	(18)
Amortization of note discount	24	-
Stock based compensation and shares issued to service providers	294	336

Changes in operating assets and liabilities:
Decrease in trade accounts receivable	908	1,798
Decrease (Increase) in inventories	1,767	(799)
Increase in accrued severance pay, net	5	23
Decrease (increase) in other accounts receivable	727	(146)
Decrease in trade accounts payable	(1,580)	(1,878)
Decrease in other accounts payable	(86)	(160)
Net cash used in operating activities	$(3,948)	$(2,322)

MICRONET ENERTEC TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(241)	(367)
Restricted cash	(353)	246
Marketable securities	2,638	586
Net cash provided by (used in) investing activities	$2,044	$465

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	(1,167)	3,298
Receipt of loan from others	1,957	1,412
Receipt of long-term loan from banks	-	59
Repayment of long term bank loans	(915)	(3,685)
Acquisition of non-controlling interest	-	(52)
Repayment of loan from others	(164)	-
Repayment of long-term notes	-	(1,000)
Issuance of warrants	62	-
Issuance of shares, net	580	-
Net cash provided by financing activities	$353	$32

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(1,551)	(1,825)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,361	4,211
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	(142)	(25)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$668	$2,361

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$250	$217
Taxes	$99	$164

MICRONET ENERTEC TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

A.  Micronet Enertec Technologies, Inc. (“we,” “Micronet Enertec” or “the Company”), a U.S.-based Delaware corporation, was formed on January 31, 2002. We changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc.

We operate through two Israel-based companies, Enertec Systems 2001 Ltd (“Enertec”), our wholly-owned subsidiary, and Micronet Ltd (“Micronet”), in which we held 62.9% as of December 31, 2016 and are controlled by us.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The Company recognizes revenues on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes anticipated contract losses, if any, in the period in which they first became evident. As of December 31, 2016, approximately $4,805 (on December 31, 2015: $4,500) of the accounts receivable balance was unbilled due to the customers’ payment terms.

Revenues from the sales of MRM products are recognized when persuasive evidence of an arrangement exists; delivery has occurred, consideration is fixed and determinable; and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery has occurred and acceptance is satisfied as the product leaves the Company premises.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of December 31, 2016 and 2015, the allowance for doubtful accounts amounted to $563 and $1,288, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over their estimated useful lives. Annual rates of depreciation are as follows:

Leasehold improvements	Over the shorter of the lease term or the life of the assets
Machinery and equipment	7-14 years
Furniture and fixtures	10-14 years
Transportation equipment	7 years
Computer equipment	3 years

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

Research and Development Costs

Research and development costs are charged to statements of income as incurred net of grants from the Israel Innovation Authority (IIA)(formerly known as the Israel Office of the Chief Scientist of the Ministry of Economy .

Loss per Share

Basic net earnings per share are computed based on the weighted average number of ordinary shares outstanding during each year.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the years ended December 31, 2016 and 2015, no indicators of impairment have been identified.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test.  The Company has two operating segments: Mobile Resource Management and Defense and Aerospace. The goodwill was allocated to one reporting unit which included in the MRM division. The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Comprehensive Income (Loss)

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

The Company’s other comprehensive income for all periods presented is related to the translation from functional currency to the presentation currency.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, which supersedes the lease accounting guidance in ASC 840, Leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2018, with early adoption permitted. The amendments must be adopted using a modified retrospective approach. The Company is currently evaluating the impact of the amended guidance on its consolidated financial statements, but does not except to have material impact.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.)

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017. Early adoption is permitted. The amendments will be applied retrospectively to each period presented. The Company is currently evaluating the impact of the amended guidance on its consolidated financial statements, but does not except to have material impact.

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18. This updates provides guidance on the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017, with early adoption permitted. The amendments will be applied retrospectively to each period presented. The Company is currently evaluating the impact of the amended guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations, principal versus agent considerations and other narrow technical corrections.

The new revenue standard (and its related amendments) is effective for reporting periods (interim and annual) beginning after December 15, 2017, with early adoption permitted for reporting periods (interim and annual) beginning after December 15, 2016. The standard permits two methods of adoption: retrospectively to each reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is currently expecting to adopt the standard using the modified retrospective method.

The Company is currently examining whether the control of the goods produced in long term contracts is transferred to the customer overtime.

NOTE 3 — FAIR VALUE MEASUREMENTS

Items carried at fair value as of December 31, 2016 and 2015 are classified in the table below in one of the three categories described in Note 2.

	Fair value measurements using input type
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$668	-	-	668
Restricted cash	4,488	-	-	4,488
Marketable securities	2,978	-	-	2,978
Derivative liability	-	(9)	-	(9)
Derivative liability- phantom option	-	(4)	-	(4)
	$8,134	(13)	-	8,121

NOTE 3 — FAIR VALUE MEASUREMENTS (CONT.)

	Fair value measurements using input type
	December 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,361	$-	$-	$2,361
Restricted cash	4,135	-	-	4,135
Marketable securities	5,643	-	-	5,643
Derivative liability	-	(41)	-	(41)
	12,139	$(41)	$-	$12,098

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
	2016	2015
Raw materials	$5,103	$6,303
Work in process and finished product	655	1,154
	$5,758	$7,457

During 2016, The Company recorded inventory write off at the amount of $953.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Leasehold improvements	$773	$839
Machinery and equipment	2,083	2,274
Furniture and fixtures	258	251
Transportation equipment	141	138
Computer equipment	1,343	1,234
	4,598	4,736
Less accumulated depreciation	(2,957)	(2,920)
	$1,641	$1,816

Depreciation expenses totaled $443 and $481, for the years ended December 31, 2016 and 2015, respectively.

During 2016, the Company recorded a reduction of $335 of cost and $335 of accumulated depreciation for leasehold improvements and machinery and equipment no longer in use, resulting in no gain or loss.

NOTE 6 — INTANGIBLE ASSETS AND OTHERS, NET

Composition:

	Useful life	December 31,
	years	2016	2015
Original amount:
Technology	5	$2,010	$2,010
Customer related intangible assets	3-5	3,470	3,470
		$5,480	$5,480
Accumulated amortization:
Technology	5	$1,154	$752
Customer related intangible assets	3-5	2,237	1,726
	5	$3,391	$2,478
		$2,089	$3,002
Prepaid lease expenses		205	206
Deferred tax assets		87	89
		$2,381	$3,297

The estimated future amortization of the intangible assets (excluded deferred tax assets and prepaid lease) as of December 31, 2016 is as follows:

2017	890
2018	846
2019	353
$2,089

NOTE 7 - SHORT TERM BANK LOANS:

Composition:

	Interest rate as of December 31,		Total short-term liabilities
	2016	Linkage	December 31,
	%	basis	2016	2015
Due to banks	Prime plus 0.7%- Prime plus 2.45%	NIS	$9,045	$9,701
Current portion			948	1,311
			$9,993	$11,012

As of December 31, 2016, the Company had short term bank credit of $9,993 comprised as follows: $948 current portion of long term loans and $9,045 of short term bank loans that bear interest of prime plus 0.7% through prime plus 2.45% paid either on a monthly or weekly basis.

As of December 31, 2015, the Company had short term bank credit of $11,012 comprised as follows: $1,311 current portion of long term loans and $9,701 of short term bank loans that bear interest of prime plus 0.7% through prime plus 2.45% paid either on a monthly or weekly basis.

The Company has committed to certain covenants under its bank loans. See also note 15.

The Restricted cash in the balance sheets stands as collateral in favor of the loans.

NOTE 8 — LONG TERM LOANS FROM BANKS

1. Composition:

	Interest rate as of December 31,		Total long-term liabilities, net of current portion
	2016	Linkage	December 31,
	%	basis	2016	2015
Due to banks	Prime plus 1.25%- Prime plus 2.45%	NIS	$2,041	$3,289
Less– current portion			(948)	(1,311)
			$1,093	$1,978

2. Long-term loans from banks are due as follows:

	December 31,
	2016	2015
First year (current portion)	$948	$1,311
Second year	547	903
Third year	546	538
Fourth year and thereafter	-	537
	$2,041	$3,289

The Company has committed to certain covenants under its bank loans. See also note 15.

NOTE 9 — LOAN FROM OTHERS

On September 2, 2015, Enertec entered into a Credit Line Agreement with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line.  The maximum aggregate amount of the Credit Line Agreement is $675 and up to 85% of open trade receivables invoices. The annual interest rate is Prime plus 1.75%. The Credit Line Agreement will expire on April 30, 2017. As of December 31, 2016, Enertec had financed $669 pursuant to the Credit Line Agreement.

On December 30, 2015, the Company entered into a Loan Agreement (the “Meydan Loan”), with Meydan Family Trust No. 3 (“Meydan”), pursuant to which Meydan agreed to loan the Company $750, on certain terms and conditions. The proceeds of the Meydan Loan have been used by the Company for working capital and  general corporate needs. The Meydan loan bears interest at the rate of Libor plus 8% and shall be repaid in 4 equal installments beginning on April 10, 2017.

On June 30, October 28, and December 22, 2016, the Company and its wholly-owned subsidiary, Enertec Electronics Ltd., entered into a Note Purchase Agreements with YA II, or the Note Purchase Agreements, whereby YA II purchased $600, $500 and $1,000 of notes from the Company, or the Notes, respectively. The outstanding principal balance of the Notes bears interest at 7% per annum. Upon the occurrence of an Event of Default (as defined in the Notes), all amounts payable may be due immediately. In connection with the Note Purchase Agreements, the Company granted to YA II a five-year warrant, or the Warrants, to purchase 252,000 shares of the Company’s common stock at an exercise price of $ 3 per share.

In accordance with the ASC 815-40 The Company analyzed the warrants issued and concluded that they meet the definition of an equity instrument. In accordance with ASC 470 "Debt", the Company allocated the total proceeds between the loan and the warrants based on their relative fair value at the closing date. As a result the Company recorded a discount amount of $62 based on the fair value of each warrant on its grant date.

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

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:
	December 31,
	2016	2015
Accrued severance pay	$1,585	$1,620
Less - amount funded	(1,528)	(1,568)
	$57	$52

NOTE 11 — PROVISION (BENEFIT) FOR INCOME TAXES

A.

Basis of Taxation

The Company’s Israeli subsidiaries are governed by the tax laws of the state of Israel which had a general tax rate of 25% in 2016 and 26.5% in 2015. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “Approved Enterprise Industrial Company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

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

Effective beginning in 2014, the regular Israeli tax rate was 26.5% for Regular Entities and 16% or 9% for  Preferred Enterprises (depending on the location of industry). Both Micronet and Enertec are eligible for the tax rate for Preferred Enterprises. In 2015 and 2016, Micronet was taxed at the 16% rate and Enertec was taxed at the 9% rate.

In December 2016, the Israeli government published the Economic Efficiency Law (2016) (legislative amendments to accomplish budget goals for the years 2017 and 2018). According to such law, in 2017 the general tax rate will decrease by 1% and starting 2018 by 2%; so that the tax rate will be 24% in 2017 and 23% in 2018 and onwards. In addition, the tax rate that applies to Preferred Enterprises in preferred area will be decreased by 1.5% to 7.5% starting January 1, 2017.

B.	Provision for Taxes

	Year ended December 31,
	2016	2015
Current:
Domestic	$-	$-
Foreign (Israel)	-	181
	-	181

Taxes related to prior years	(25)	(43)

Deferred:
Deferred taxes, net	(104)	(219)
Total provision for income taxes	$(129)	$(81)

NOTE 11 — PROVISION (BENEFIT) FOR INCOME TAXES (CONT.)

C.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2016	2015
U.S. federal statutory rate	35%	35%
Tax rate difference between U.S. and Israel	(10)%	(8.5)%
Effect of Israeli tax rate benefit	(17.5)%	(14)%
Effect of previous years	-%	(5)%
Change in valuation allowance	-%	(4.9)%
Others	(5.9)%	-%
Effective Tax Rate	1.6%	2.6%

D.	Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2016 and 2015, the Company’s deferred taxes were in respect of the following:

	December 31,
	2016	2015
Net operating loss carry forward	$3,343	$1,668
Provisions for employee rights and other temporary differences	209	91
Deferred tax assets before valuation allowance	3,552	1,759
Valuation allowance	(2,887)	(1,188)
Deferred tax assets	665	571
Deferred tax liability	7	17
Deferred tax assets, net	$658	$554

E.

Tax losses

As of December 31, 2016, the Company has a net operating loss carry forward of approximately $4,921, which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from this net operating loss carry forward, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

F.

Tax Assessments

 The Company received final tax assessments in the United States through tax year 2012, and with regard to the Israeli subsidiaries received final tax assessments up until tax year 2012.

G.	Uncertain Tax Position The Company did not record any liability for income taxes associated with unrecognized tax benefits during 2016 and 2015.

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

Transactions with related parties

	Year ended December 31,
	2016	2015
Consulting fee paid to controlling shareholder	$386	$383
Stock based compensation granted to controlling shareholder	89	107
Total	$475	$490

NOTE 13 — SHAREHOLDER'S EQUITY

A.	Common stock:

Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

NOTE 13 — SHAREHOLDER'S EQUITY (CONT.)

B.	Stock Option Plan:

Pursuant to our 2012 Stock Incentive Plan as amended and approved at the Company’s Annual Meeting of Shareholders in October 2015, the board of directors is authorized to award stock options to purchase shares of Common Stock to our officers, directors, employees and certain others, up to a total of 1,000,000 shares of Common Stock, subject to adjustments in the event of a stock split, stock dividend, recapitalization or similar capital change. Stock based compensation amounted to $268 and $306 for the years ended December 31, 2016 and 2015, respectively.

The exercise price of the options granted under the 2012 Stock Incentive Plan is set by the board of directors and will not be less than the closing sale price on NASDAQ at the grant date.  As of December 31, 2016, 254,000 stock options remain available for future awards under the 2012 Stock Incentive Plan. Under the 2012 Stock Incentive Plan, unless determined otherwise by the board, options generally vest over a two or three year period from the date of grant and expire 10 years after the grant date. Unvested options are forfeited 90 days following the termination of employment. Any options that are forfeited before expiration become available for future grants.

On July 17, 2014 the Company adopted the 2014 Stock Incentive Plan pursuant to which the board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers. The board of directors has reserved 100,000 shares of the Company's Common Stock for issuance pursuant to awards that may be made pursuant to the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan was approved by the stockholders on September 30, 2014.  As of December 31, 2016, 52,525 stock options remain available for future awards under the 2014 Stock Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2016:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2016	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2016	Exercise Price
	Years		$
20,000	6.5	20,000	4.3
586,000	8	579,333	4.3
140,000	8.5	46,667	4.3
746,000		646,000

	2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$
Options outstanding at the beginning of year	746,000	4.30	606,000	4.3
Changes during the year:
Granted	-	-	140,000	4.3
Exercised	-	-	-	-
Forfeited	-	-	-	-

Options outstanding at end of year	746,000	4.3	746,000	4.3
Options exercisable at year-end	646,000	4.3	397,334
Weighted-average fair value of options granted during the year	$-		$1.09

NOTE 13 — SHAREHOLDER'S EQUITY (CONT.)

B.	Stock Option Plan- (continued):

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2015 – 39%; risk-free interest rate: 2015 – 1.9%; and expected life: 2015- 6.5 years.

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

In April 2016, the Company issued 13,500 restricted shares to a service provider under the 2014 Stock Incentive Plan. An expense of $26 was recorded at the grant date based on the market price of the issued shares on the grant date.

On June 30, 2016, we entered into a Standby Equity Distribution Agreement, or the SEDA, with YA II PV Ltd., or YA II, a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, for the sale of up to $2.39 million of shares of the Company’s common stock, par value $0.001 per share, over a three-year commitment period.  Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount to market of 1.5%.  The Company expects to issue shares of common stock under the SEDA pursuant to its effective Registration Statement on Form S-3 (Registration No. 333-196760), or the Registration Statement. The Company is not obligated to utilize any of the funds available under the SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the SEDA over the three-year term will depend on the market price for the Company’s common stock and the number of shares actually sold. The SEDA does not impose any restrictions on the Company’s operating activities. During the term of the SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock. As of December 31, 2016, the Company sold YA II an aggregate of 506,371 shares of its common stock for an aggregate sale amount of $768 pursuant to the SEDA and under the Registration Statement. The aggregate issuance costs amounted to $188.

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

Summarized financial information by segment for the years ended December 31, 2016 and 2015:

Summarized financial information by segment for the years ended December 31, 2016, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Defense and aerospace	Mobile resource management	Consolidated
Revenues from external customers	$9,464	$13,284	$22,748
Segment operating income (loss)	(983)	(1) (4,527)	(5,510)
Non allocated expenses			(1,460)
Finance expenses, net			(672)
Consolidated loss before provision for income taxes			$(7,642)

(1)	Includes $926 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.

Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
	2016	2015
Customer A	34%	30%
Customer B	13%	11%

Revenue from customers in the geographic regions based on the location of customers’ headquarters is as follows:

	Year ended December 31,
	2016	2015
United States	$9,867	$12,116
Israel	9,645	9,150
Other	3,236	2,321
Total	$22,748	$23,587

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Lease commitments-

Micronet’s short term lease expires in June 2017. Accrual rent fee is approximately $77 per year including a property management fee. Micronet Inc.'s lease was extended on a month by month basis in May 2016 until either party provides written three month notice to the other. Its accrual rent fee is approximately $200 per year. Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel) and are located in Karmiel, Israel. Annual rent is approximately $237 per year. The lease term expires in June 2021, subject to two five-year extension options and early termination provision after five years, which we hold.

At December 31, 2016, total minimum cars and lease rentals under non-cancelable operating leases with an initial or remaining lease term of one year or more are as follows:

Year Ending December 31,	Amount
2017	$727
2018	307
2019	271
2020	$237

Legal proceedings

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Covenants

●	Enertec has covenanted under its bank loans at June 30 and December 31 of each year, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has not met all of its bank covenants as of December 31, 2016; As a result the Company reclassified its loans from long-term to short-term liabilities. Certain restricted cash is used as collateral to secure the loans.

●	Enertec Electronics has covenants under its bank loan mainly in respect of separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics has met all of its bank covenants as of December 31, 2016. . The restricted cash stands as collateral for the loan.

●	In addition, Micronet has undertaken under its bank loan documents the following financial covenants: (i) a cash and marketable securities balance of not less than 15,000 NIS; (ii) a minimum equity of 30,000 NIS and (iii) total solvency ratio of not less than 30%. Micronet has not met all of its bank covenants as of December 31, 2016. After the end of the reporting period, Micronet repaid all of its loans to the bank.

NOTE 15 — COMMITMENTS AND CONTINGENCIES (CONT.)

Chief Scientist

In April 2013, Micronet submitted to the Israeli Office of the Chief Scientist of the Ministry of Economy, or OCS, a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of NIS 5.5 million (approximately $1.5 million) was approved by the OCS. This grant was provided by the OCS for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet received further confirmation for a grant from the OCS in the total amount of NIS 5.5 million (approximately $1.5 million).  This grant was provided by the OCS for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount. In addition, during 2015 Micronet received further confirmation for a grant from the OCS in the total amount of NIS 5.1 million (approximately $1.3 million)  at a level of 40% from the aforementioned amount.  Micronet is obligated to pay royalties to the OCS amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate To date, Micronet has received an aggregate of NIS 5.6 million (approximately $1.4) from the OCS under these three grants.

NOTE 16 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A.	Other accounts receivable:

	December 31,
	2016	2015
Prepaid expenses	$128	$311
Government departments and agencies	65	280
Deferred taxes	580	482
Others	126	512
	$899	$1,585

B.	Other Accounts Payable:

	December 31,
	2016	2015
Employees and wage-related liabilities	$1,188	$1,188
Government departments and agencies	409	345
Accrued expenses	650	705
Other current liabilities	136	246
	$2,383	$2,484

NOTE 16 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION (CONT.)

C.	Earnings (loss) per Share:

Basic and diluted earnings (losses) per share were computed based on the average number of shares outstanding during each year.

The following table sets forth the computation of basic and diluted net earnings (losses) per share attributable to Micronet Enertec:

	Year ended December 31,
	2016	2015
Numerator:
Amount for basic earnings per share	$(5,807)	$(2,467)
Effect of dilutive instruments	-	-

Amount for diluted earnings per share	(5,807)	(2,467)

Denominator:
Denominator for basic earnings per share - weighted average of shares	5,966,662	5,861,630
Basic earnings per share attributed to Micronet Enertec stockholders	$(0.97)	$(0.42)

NOTE 17 — SUBSEQUENT EVENTS

1.	On January, 2017, the Company issued 6,750 restricted shares to a service provider under the 2014 Stock Incentive Plan. An expense of $26 was recorded at the grant date based on the market price of the issued shares on the grant date.

2.	On February 19, 2017 Micronet Ltd., ("Micronet") our subsidiary in which we have a controlling interest, filled an immediate report in the Tel Aviv Stock Exchange announcing its intention to raise equity funds pursuant to a public offering to be consummated pursuant to Micronet's in effect shelf prospectus effective as of February 2014 (the "Transaction").On February 23, 2017 Micronet filled an immediate report in the Tel Aviv Stock Exchange announcing the results of the Transaction. A total of 6, 100,000 shares of the company common stock in value of NIS 0.1 per share where offered to the public, 5,468,900 shares were sold pursuant to the transaction. The net proceeds from this offering will be approximately NIS 9,844,020.00 million.

3.	On February 09, 22 and March 15, 2017 the Company offered YA II 39,062, 28,985 and 30,769 shares of its common stock, respectively, for a total sale amount of $130 pursuant to the SEDA and under the Registration Statement.

4.	On March __ the company's BOD approved a spinoff of the aerospace and defense division of the company into a stand-alone entity. Upon completion, the Company's shareholders will own 100% of the outstanding shares of common stock in the NEW CO, on a pro-rata basis. The spin-off is subject to certain customary conditions. Shareholder approval of the spin-off is not required. The company intend to file a Form 10 and it is pending the SEC approval. Immediately after the distribution becomes effective by the SEC, the NEW CO will be an independent company, which we intend to have the NEWCO stock traded on the OTCQB.

