Form 10-Q
period 2017-03-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2017-05-22
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 22, 2017, there were 6,823,629 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,465	$668
Restricted cash	4,625	4,488
Marketable securities	-	2,978
Trade accounts receivable, net	12,297	11,558
Inventories	5,646	5,758
Other accounts receivable	853	319
Total current assets	25,886	25,769

Property and equipment, net	1,700	1,641
Intangible assets and others, net	2,707	2,961
Long term deposit	83	86
Goodwill	1,466	1,466
Total long term assets	5,956	6,154
Total assets	$31,842	$31,923

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$9,947	$9,993
Short term credit from others and current portion of long term loans from others	3,416	3,114
Trade accounts payable	3,684	4,130
Other accounts payable	2,197	2,383
Total current liabilities	19,244	19,620

Long term loans from banks	1,157	1,093
Long term loans from others	-	188
Accrued severance pay, net	32	57
Deferred tax liabilities, net	4	7
Total long term liabilities	1,193	1,345

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 6,490,660 and 6,385,092 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	6	6
Additional paid in capital	8,911	8,748
Accumulated other comprehensive income (loss)	(167)	11
Accumulated loss	(3,602)	(1,990)
Micronet Enertec stockholders' equity	5,148	6,775

Non-controlling interests	6,257	4,183

Total equity	11,405	10,958

Total liabilities and equity	$31,842	$31,923

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Three months ended March 31,
	2017	2016

Revenues	$5,259	$6,482
Cost of revenues	4,572	4,403
Gross profit	687	2,079
Operating expenses:
Research and development	533	700
Selling and marketing	546	358
General and administrative	1,464	1,136
Amortization of intangible assets	235	228
Total operating expenses	2,778	2,422

Loss from operations	(2,091)	(343)
Financial expenses, net	138	130
Loss before provision for income taxes	(2,229)	(473)
Provision for income taxes	(73)	(31)

Net loss	(2,302)	(504)
Net loss attributable to non-controlling interests	(690)	(165)

Net loss attributable to Micronet Enertec Technologies, Inc.	(1,612)	(339)

Loss per share attributable to Micronet Enertec Technologies, Inc.
Basic	$(0.25)	$(0.06)

Weighted average common shares outstanding:
Basic	6,430,762	5,865,221

3

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016

Net loss	$(2,302)	$(504)
Other comprehensive loss, net of tax:
Currency translation adjustment	111	228
Total comprehensive loss	(2,191)	(276)
Comprehensive loss attributable to non-controlling interests	400	219
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	$(1,791)	$(57)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,302)	$(504)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334	337
Marketable securities	(70)	(105)
Change in fair value of derivatives, net	(3)	(14)
Change in deferred taxes, net	35	(39)
Accrued interest and exchange rate differences on bank loans	608	482
Accrued interest and exchange rate differences on loans from others	110	24
Stock-based compensation	33	82
Increase in trade account receivables	(739)	(882)
Decrease in inventories	112	240
Increase (decrease) in accrued severance pay, net	(25)	3
Decrease (increase) in other accounts receivables	(531)	27
Decrease in trade accounts payables	(446)	(1,303)
Decrease in other accounts payables	(183)	(194)
Net cash used in operating activities	$(3,067)	$(1,846)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71)	(32)
Restricted cash	(137)	(532)
Marketable securities	3,048	(22)
Net cash provided by (used in) investing activities	$2,840	$(586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$2,263	$1,419
Short term credit from others, net	4	4
Repayment of short term loans	(2,853)	(256)
Issuance of shares, net	130	-
Repayment of long term bank loans	-	(181)
Issuance of shares by subsidiary, net	2,474	-
Net cash provided by financing activities	$2,018	$986

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,791	(1,446)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	668	2,361

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	6	49
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,465	$964

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

Micronet Enertec Technologies, Inc., a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc., or we, Micronet Enertec or the Company.

We operate primarily through two Israel-based companies, Enertec Systems 2001 Ltd., or Enertec, our wholly-owned subsidiary, and Micronet Ltd., or Micronet, in which we held 50.07% as of March 31, 2017 and is controlled by us.

On February 23, 2017, Micronet filed an immediate report with the TASE announcing that it had closed on a public offering of its ordinary shares and sold an aggregate of 6,100,000 shares of its ordinary shares for aggregate gross proceeds of 9,844,020 NIS. As a result of the public offering, the Company’s ownership interest in Micronet was diluted from 62.9% to 49.31%. In order to maintain a controlling interest of Micronet, on February 27, 2017, the Company purchased an additional 140,000 shares of Micronet in a separate transaction with a shareholder of Micronet. In addition, on February 28, 2017, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 45,000 shares of Micronet for our benefit. As a result, our voting interest of Micronet was increased to 50.07% of the issued and outstanding shares of Micronet.

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

Enertec operates in the Aerospace and Defense markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force and Navy and by foreign defense entities.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP.

The consolidated financial statements include the financial statements of the Company and its subsidiaries.   All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash equivalents are considered by the Company to be highly-liquid investments, including inter-alia, short-term deposits with banks, which do not exceed maturities of three months at the time of deposit and which are not restricted.

Revenue Recognition

The Company’s subsidiary, Enertec, enters into long-term fixed-price contracts with customers to manufacture test systems, simulators and airborne applications. Revenues on these long-term fixed-price contracts are recognized under the percentage-of-completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of cost incurred to date on a contract relative to the estimated total expected contract cost. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish the total estimated costs. The percentage of completion is established by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). Contract costs include all direct material and labor costs.

The Company recognizes revenues on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes anticipated contract losses, if any, in the period in which they first became evident. As of March 31, 2017, approximately $6,068 (on December 31, 2016: $4,805) of the accounts receivable balance was unbilled due to the customers’ payment terms.

Revenues from the sales of MRM products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, consideration is fixed and determinable and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery has occurred and acceptance is satisfied as the product leaves the Company premises.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of March 31, 2017 and December 31, 2016 the allowance for doubtful accounts amounted to $ 618 and $ 563, respectively.

Reclassifications

Certain balance sheet amounts and cash flow amounts have been reclassified to conform with the current year presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair market value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period, which is usually the service period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option.

Research and Development Costs

Research and development costs are charged to statements of income as incurred net of grants from the Israel Innovation Authority (formerly known as the Israel Office of the Chief Scientist of the Ministry of Economy.

Loss per Share

Basic net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each year.

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the three months ended March 31, 2017 and the year ended December 31, 2016, no indicators of impairment have been identified.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test.  The Company has two operating segments: MRM and Aerospace and Defense. The goodwill was allocated to one reporting unit which included in the MRM division. The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Comprehensive Income (Loss)

Financial Accounting Standards Board, or FASB, ASC 220-10, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income, comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items and other items.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Financial Instruments (Cont.)

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, which is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include at least one input and a substantive process that together significantly contribute to the ability to create outputs. In order for an integrated set of assets and activities to be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017, with early adoption permitted under certain conditions. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-04, which eliminates Step 2 from the goodwill impairment test. The goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The amendments should be applied on a prospective basis. For public business entities that are SEC filers, the amendments are effective for annual or any interim impairment tests in reporting periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

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

The new revenue standard (and its related amendments) is effective for reporting periods (interim and annual) beginning after December 15, 2017, with early adoption permitted for reporting periods (interim and annual) beginning after December 15, 2016. The standard permits two methods of adoption: retrospectively to each reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is currently expecting to adopt the standard using the modified retrospective method. Based on preliminary analysis completed to date, the Company expects the accounting treatment to remain substantially unchanged.

NOTE 3 – FAIR VALUE MEASUREMENTS

Items carried at fair value as of March 31, 2017 and December 31, 2016, are summarized below:

	Fair value measurements using input type
	March 31, 2017
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,465	$-	$-	$2,465
Restricted cash	4,625	-	-	4,625
Derivative assets	-	187	-	187
Derivative liabilities - phantom option	-	(1)	-	(1)
	$7,090	$186	$-	$7,276

	Fair value measurements using input type
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$668	-	-	668
Restricted cash	4,488	-	-	4,488
Marketable securities	2,978	-	-	2,978
Derivative liability	-	(9)	-	(9)
Derivative liability- phantom option	-	(4)	-	(4)
	$8,134	(13)	-	8,121

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	March 31, 2017	December 31, 2016

Raw materials	$4,131	$5,103
Work in process	1,515	655
	$5,646	$5,758

NOTE 5 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: a Aerospace and Defense segment operated by Enertec and a MRM segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Three months ended March 31, 2017
	Aerospace and Defense	Mobile resource management	Consolidated
Revenues from external customers	$2,558	$2,701	$5,259
Segment operating loss	(417)	(1)(1,370)	(1,787)
Non allocated expenses			(304)
Finance expenses and other			(138)
Consolidated loss before provision for income taxes			$(2,229)

	Three months ended March 31, 2016
	Aerospace and Defense	Mobile resource management	Consolidated
Revenues from external customers	$2,531	$3,951	$6,482
Segment operating income (loss)	159	(2)(290)	(131)
Non allocated expenses			(212)
Finance expenses and other			(130)
Consolidated loss before provision for income taxes			$(473)

(1)	Includes $235 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.
(2)	Includes $228 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.

NOTE 6 –SUBSEQUENT EVENTS

On April 17 and May 12, 2017 the Company offered and sold to YA II PV Ltd., or YA II, a Cayman Island exempt limited partnership and affiliate of Yorkville Advisors Global, LLC, 57,969 and 275,000 shares of its common stock, respectively, for an aggregate sales price of $414 pursuant to the Standby Distribution Agreement dated June 30, 2016 and executed by and between the Company and YA II, and under the Company’s Registration Statement on Form S-3 (Registration No. 333-196760).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	Demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

●	Leveraging our experience and other assets we possess to enhance Enertec’s (as defined below) product offerings;

●	Levels of research and development costs in the future;

●	The organic and non-organic growth of our business;

●	The proposed spin-off of our Aerospace and Defense division into a standalone company;

●	Our financing needs; and

●	The sufficiency of our capital resources.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Readers are also urged to carefully review and consider the various disclosures we have made in that report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We provide high tech solutions for severe environments and the battlefield, including missile defense technologies for Aerospace and Defense and rugged mobile devices for the growing commercial Mobile Resource Management, or MRM, market. We design, develop, manufacture and supply customized military computer-based systems, simulators, automatic test equipment and electronic instruments, addressing a multi-billion-dollar defense industry. Solutions and systems are integrated into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for the Israeli Air Force, Israeli Navy and by foreign defense entities. Our MRM division develops, manufactures and provides mobile computing platforms for the multibillion dollar mobile logistics management market in the U.S., Europe and Israel. American-manufactured systems are designed for outdoor and challenging work environments in trucking, distribution, logistics, public safety and construction.

We operate primarily through two Israel-based companies, Enertec Systems 2001 Ltd., or Enertec, our wholly-owned subsidiary, and Micronet Ltd, or Micronet, in which we have a controlling interest, which develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, Aerospace and Defense markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet is a publicly-traded company on Tel-Aviv Stock Exchange and operates in the growing commercial MRM market and is a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. In June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of Beijer, or the Vehicle Business, and as a result adding to its business U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanding its U.S. customer base and presence with local fleets and local MRM service providers. As a result of this acquisition, Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah.

Enertec operates in the Aerospace and Defense markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and market technological needs and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force, Israeli Navy and by foreign defense entities.

On March 30, 2017, the Company's Board of Directors approved a spinoff of the Aerospace and Defense division of the Company into a stand-alone entity. Upon completion, if such spinoff moves forward, the Company's shareholders will own 100% of the outstanding shares of common stock in a new entity, or NewCo, on a pro-rata basis. The spinoff will be subject to certain customary conditions and shareholder approval of the spinoff is not required. The Company’s Board of Directors is still considering whether, and when, to move forward with the spinoff. There is no guarantee that the Company will proceed with implementing the spinoff or whether it will be successful in doing so.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues for the three months ended March 31, 2017 were $5,259,000, compared to $6,482,000 for the three months ended March 31, 2016. This represents a decrease of $1,223,000, or 19%, for the three months ended March 31, 2017. The decrease in revenues for the three months ended March 31, 2017, is mainly due to a decrease in revenues in the MRM segment.

Total revenues related to the Aerospace and Defense segment for the three months ended March 31, 2017 were $2,558,000, as compared to $2,531,000 for the three months ended March 31, 2016. This represents an increase of $27,000, or 1%, for the three months ended March 31, 2017.

Total revenues related to the MRM segment for the three months ended March 31, 2017 were $2,701,000, as compared to $3,951,000 for the three months ended March 31, 2016. This represents a decrease of $1,250,000 or 32% for the three months ended March 31, 2017. The decrease is mainly due to a delay in Micronet’s new product line.

Gross profit decreased by $1,392,000, to $687,000, and represents 13% of the revenues for the three months ended March 31, 2017. This is in comparison to gross profit of $2,079,000 which represented 32% of the revenues for the three months ended March 31, 2016. Micronet’s gross profit decreased from 34% in the three months ended March 31, 2016 to 14% for the three months ended March 31, 2017, due to an increase in cost associated with the introduction of a new line of products. Enertec’s gross profit decreased from 29% in the three months ended March 31, 2016 to 12% for the three months ended March 31, 2017, due to engaging in strategic defense contracts with lower profitability.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three months ended March 31, 2017 were $546,000, compared to $358,000 for the three months ended March 31, 2016. This represents an increase of $188,000, or 53%, for the three months ended March 31, 2017. The increases are mainly due to increases in the number of sales and sales support employees.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three months ended March 31, 2017 were $1,464,000, compared to $1,136,000 for the three months ended March 31, 2016. This represents an increase of $328,000, or 29%, for the three months ended March 31, 2017. The increase is mainly due to increases in professional expenses relating to the Company’s contemplated spinoff.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly includes wages, materials and sub-contractors, for the three months ended March 31, 2017 were $533,000, compared to $700,000 for the three months ended March 31, 2016. This represents a decrease of $167,000, or 24%, for the three months ended March 31, 2017. The decrease in research and development costs is mainly due to a reduction in the number of outside contractors and development scientists.

Loss from operations

Our loss from operations for the three months ended March 31, 2017 was $2,091,000, or 40% of revenues, compared to loss from operations of $343,000, or 5% of revenues, for the three months ended March 31, 2016. The decrease is mainly a result of the increase in operating expenses and a decrease in revenues as described above.

Financial Expenses, net

Financial expenses, net for the three months ended March 31, 2017 were $138,000, compared to expenses of $130,000 for the three months ended March 31, 2016. This represents an increase of $8,000, or 6%, for the three months ended March 31, 2017. The increase in financial expenses in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to changes in currency exchange rates.

Net loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec Technologies, Inc. was $1,612,000 in the three months ended March 31, 2017, compared to net loss of $339,000 in the three months ended March 31, 2016. This represents an increase in net loss of $1,273,000, or 375%, as compared to the same period last year. The increase in net loss is attributed to the decrease in revenues and the increase in operating expenses as mentioned above.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

●	Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to our acquisition of Micronet in 2012 and the Vehicle Business of Beijer in 2014. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such changes do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Stock-based compensation - Stock based compensation consists of share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net loss attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net loss per diluted share attributable to Micronet Enertec:

	Three months ended March 31,
	(Dollars in Thousands, other than share and per share amounts)
	2017	2016
GAAP net loss attributable to Micronet Enertec	$(1,612)	$(339)
Amortization of acquired intangible assets	132	143
Stock-based compensation and shares issued to service providers	33	82
Income tax-effect of above non-GAAP adjustments	(1)	(2)
Total Non-GAAP net loss attributable to Micronet Enertec	$(1,448)	$(116)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.23)	$(0.02)
Shares used in per share calculations	6,430,762	5,865,221
GAAP net loss per share attributable to Micronet Enertec	$(0.25)	$(0.06)
Shares used in per share calculations	6,430,762	5,865,221

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans, a loan from Meydan Family Trust No 3, or Meydan, as described below and loans from YA II, as described below.

As of March 31, 2017, our total cash and cash equivalents, restricted cash and marketable securities balance was $7,090,000 (of which marketable securities amounted to $0), as compared to $8,134,000 (of which marketable securities amounted to $2,978,000) as of December 31, 2016. This reflects a decrease of $1,044,000 in cash and cash equivalents, restricted cash and marketable securities. The decrease in cash and cash equivalents is primarily a result of loss from operations.

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

On December 22, 2016, the Borrowers entered into a Supplemental Agreement with YA II, whereby YA II agreed to lend the Company an additional $1,000,000 pursuant to a secured promissory note. The outstanding principal balance of this note bears interest at 7% per annum. The note matures on December 20, 2017. The Borrowers have agreed to use 50% of the net proceeds of any cash raised from financing transactions completed while the note is outstanding to repay the principal and interest on the note. Upon the occurrence of an event of default, all amounts payable may be due immediately. The note, along with the other notes held by YA II, are secured by a pledge of shares of Micronet owned by Enertec.

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

On September 2, 2015, Enertec entered into a Credit Line Agreement, or the Credit Line Agreement, with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line. The maximum aggregate amount of the Credit Line Agreement is $675,000 and up to 85% of open trade receivables invoices. The annual interest rate is Prime plus 1.75%. The Credit Line Agreement will expire on May 31, 2017. As of March 31, 2017, Enertec had financed $673,000 pursuant to the Credit Line Agreement.

Subsequent to the balance sheet date of March 31, 2017, a commercial bank advised Enertec that, following two years of consecutive losses, a portion of its credit line agreement would be suspended. Such suspension may have (i) a material adverse effect on Enertec’s current on-going working capital needs and (ii) its ability to meet its growth targets. We have commenced negotiations with several financial institutions, including this commercial bank, in order to add an additional credit facility to ensure Enertec's ability to meet its growth objectives.

On December 30, 2015, the Company entered into a Loan Agreement, or the Meydan Loan, with Meydan, pursuant to which Meydan agreed to loan the Company $750,000 on certain terms and conditions. The proceeds of the Meydan Loan have been used by the Company for working capital and general corporate purposes. The Meydan loan bears interest at the rate of Libor plus 8% per annum and is due and payable in 4 equal installments beginning on May 31, 2017.

In connection with our acquisition of the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI.  Under this agreement, FIBI loaned Micronet $4.85 million for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2.425 million of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2.425 million bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion was initially due and payable within one year from the date of the loan, but has subsequently been renewed several times and is not due and payable on November 29, 2016. Interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan is secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of May 28, 2015, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of nine months ending on November 29, 2016. As of November 29, 2016, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion until January 29, 2017. Micronet repaid the loan at January 30, 2017.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of March 31, 2017, the balance on the Mercantile Loan was $2,303,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7% for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, Enertec agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3 million. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of March 31, 2017, the fair value of this Phantom Stock Option was $2,000.

As of March 31, 2017, our total current assets were $25,886,000, as compared to $25,769,000 at December 31, 2016. The decrease is mainly due to the decrease in cash and cash equivalents and an increase in trade accounts receivable.

Our trade accounts receivable at March 31, 2017 were $12,297,000 as compared to $11,558,000 at December 31, 2016. The increase is primarily due an increase in Enertec's accounts receivable.

As of March 31, 2017, our working capital was $6,642,000, as compared to $6,149,000 at December 31, 2016. The increase in the working capital is primarily due to the increase in our trade accounts receivable and cash and cash equivalents.

As of March 31, 2017, our total debt was $14,520,000 as compared to $14,388,000 at December 31, 2016.

Our bank and other debt is composed of short-term loans amounting to $13,363,000 as of March 31, 2017 compared to $13,107,000 at December 31, 2016, and long-term loans amounting to $1,157,000 as of March 31, 2017 compared to $1,281,000 at December 31, 2016.

Our debt includes our bank debt described above, a working capital credit facility, a loan from Meydan, loans from YA II and the Credit Line Agreement:

●	Our bank debt is composed of short-term loans to Enertec Electronics Ltd, Enertec and Micronet amounting to $9,947,000 as of March 31, 2017 compared to $9,993,000, at December 31, 2016, and long-term loans amounting to $1,157,000 as of March 31, 2017 compared to $1,093,000 at December 31, 2016. The short-term loans bear interest rates between Israeli prime (currently 1.60%) plus 0.7% to 2.45%. The long-term loans have maturity dates between April 2017 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

●	Enertec has covenanted under its bank loans at June 30 and December 31 of each year, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet.

●	Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Certain restricted cash stands as a collateral for the loan.

●

On September 2, 2015, Enertec entered into the Credit Line Agreement with the Financing Firm pursuant to which the Financing Firm agreed to grant Enertec a credit line.  The maximum aggregate amount of the Credit Line Agreement is $675,000 and up to 85% of open trade receivables invoices. The annual interest rate is Prime plus 1.75%. The Credit Line Agreement will expire on May 31, 2017. As of March 31, 2017, Enertec had financed $673,000 pursuant to the Credit Line Agreement.

●

The Company has an outstanding balance of $836,000 under the Meydan loan with interest at the rate of Libor plus 8% per annum. The Meydan loan is due and payable in 4 equal quarterly installments beginning on May 31, 2017.

●

On June 30, October 28 and December 22, 2016, the Company and its wholly-owned subsidiary, Enertec, entered into Note Purchase Agreements with YA II, or the Note Purchase Agreements, whereby YA II purchased $600, $500 and $1,000 of notes from the Company, or the Notes, respectively. The outstanding principal balance of the Notes bears interest at 7% per annum. Upon the occurrence of an Event of Default (as defined in the Notes), all amounts payable may be due immediately. In connection with the Note Purchase Agreements, the Company granted to YA II a five-year warrant, or the Warrants, to purchase 252,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

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

In 2017, we expect to pay off the current portion of certain bank loans in the amount $613,000 and the Meydan and YA II loans in the aggregate amount of $2,743,000, using its cash flow from operations or possibly additional debt or equity financings.

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

On June 30, 2016, the Borrowers, entered into a Note Purchase Agreement with YA II, whereby YA II purchased $600,000 of notes from the Borrowers. The outstanding principal balance of the notes bears interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Borrowers are required to make payments of $150,000 of principal plus accrued interest. All amounts payable are due on July 10, 2017. Thereafter, on October 28, 2016, the Borrowers entered into an additional Note Purchase Agreement with YA II whereby YA II loaned an additional $500,000 to the Borrowers pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bears interest at 7% per annum. The additional note matures on November 20, 2017. The Borrowers have agreed to make payments of $125,000 from the principal balance of the additional note plus all accrued and unpaid interest on each of March 20, 2017, June 20, 2017, September 20, 2017 and November 20, 2017. Finally, on December 22, 2016, the Borrowers entered into a Supplemental Agreement with YA II, whereby YA II agreed to lend the Company an additional $1,000,000 pursuant to a secured promissory note. The outstanding principal balance of this note bears interest at 7% per annum. The note matures on December 20, 2017.

As of May 22, 2017, pursuant to the SEDA, including the sale of $413,750 worth of shares of our common stock on April 17 and May 12, 2017, we have offered securities with an aggregate market value of $2,390,000, and we have sold $1,311,750 of our securities, pursuant to General Instruction I.B.6. of Form S-3 during the prior twelve calendar month period.  The Company is not obligated to utilize any of the remaining $1,078,250 available under the SEDA and there are no minimum commitments or minimum use penalties. The total amount of funds that ultimately can be raised under the SEDA over the three-year term will depend on the market price for the Company’s common stock and the number of shares actually sold.

The SEDA does not impose any restrictions on the Company’s operating activities. During the term of the SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock.

Based on our current business plan and existing credit lines, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, we believe that we may need to raise additional funds if we want to materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks, the additional YA II loans and the SEDA, and we may seek additional financing from them or through securities offerings. We intend to use such funds in order to expand our operations, develop new products, enhance existing products or respond to competitive pressures. However, we may also undertake additional debt or equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Further, there is no assurance that we will be able to borrow additional funds on favorable terms or at all.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mr. Oren Harari, the Company’s Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2017. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: May 22, 2017	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2016	By:	/s/ Oren Harari
Name: Oren Harari
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

