Form 10-Q
period 2017-06-30
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2017-08-16
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2017, there were 7,228,184 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,056	$668
Restricted cash	4,720	4,488
Marketable securities	-	2,978
Trade accounts receivable, net	12,136	11,558
Inventories	5,934	5,758
Other accounts receivable	967	319
Total current assets	26,813	25,769

Property and equipment, net	1,750	1,641
Intangible assets and others, net	2,622	3,013
Long term deposit	36	34
Goodwill	1,466	1,466
Total long term assets	5,874	6,154
Total assets	$32,687	$31,923

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$10,217	$9,993
Short term credit from others and current portion of long term loans from others	2,515	3,114
Trade accounts payable	5,478	4,130
Other accounts payable	2,207	2,383
Total current liabilities	20,417	19,620

Long term loans from banks	1,201	1,093
Long term loans from others	840	188
Accrued severance pay, net	91	57
Deferred tax liabilities, net	2	7
Total long term liabilities	2,134	1,345

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 6,919,513 and 6,385,092 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	7	6
Additional paid in capital	9,447	8,748
Accumulated other comprehensive income (loss)	(223)	11
Accumulated loss	(4,933)	(1,990)
Micronet Enertec stockholders' equity	4,298	6,775

Non-controlling interests	5,838	4,183

Total equity	10,136	10,958

Total liabilities and equity	$32,687	$31,923

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016

Revenues	$11,179	$13,203	$5,920	$6,721
Cost of revenues	9,648	9,566	5,076	5,163
Gross profit	1,531	3,637	844	1,558

Operating expenses:
Research and development	1,134	1,383	618	683
Selling and marketing	1,147	836	601	478
General and administrative	2,606	2,654	1,142	1,518
Amortization of intangible assets	470	460	218	232
Total operating expenses	5,357	5,333	2,579	2,911

Loss from operations	(3,826)	(1,696)	(1,735)	(1,353)
Financial expenses, net	435	261	297	131
Loss before provision for income taxes	(4,261)	(1,957)	(2,032)	(1,484)
Provision (benefit) for income taxes	29	(20)	(44)	(51)

Net loss	(4,290)	(1,937)	(1,988)	(1,433)
Net loss attributable to non-controlling interests	(1,347)	(379)	(657)	(214)

Net loss attributable to Micronet Enertec Technologies, Inc.	(2,943)	(1,558)	(1,331)	(1,219)

Loss per share attributable to Micronet Enertec Technologies, Inc.
Basic	$(0.45)	$(0.27)	$(0.20)	$(0.21)

Weighted average common shares outstanding:
Basic	6,557,283	5,871,039	6,683,139	5,876,921

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016

Net loss	$(4,290)	$(1,937)	$(1,988)	$(1,433)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	261	69	150	(159)
Total comprehensive loss	(4,029)	(1,868)	(1,838)	(1,592)
Comprehensive loss attributable to non-controlling interests	(819)	(514)	(419)	(295)
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	$(3,210)	$(1,354)	$(1,419)	$(1,297)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,290)	$(1,937)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681	687
Marketable securities	(71)	3
Change in fair value of derivatives, net	3	(30)
Change in deferred taxes, net	(36)	(127)
Accrued interest and exchange rate differences on bank loans	1,002	207
Accrued interest and exchange rate differences on loans from others	138	-
Stock-based compensation	68	190
Increase in trade account receivables	(584)	(1,315)
Decrease (increase) in inventories	(188)	1,450
Increase in accrued severance pay, net	34	31
Decrease (increase) in other accounts receivables	(650)	185
Increase (decrease) in trade accounts payables	1,348	(2,101)
Increase (decrease) in other accounts payables	(180)	5
Net cash used in operating activities	$(2,725)	$(2,752)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and other	(181)	(100)
Restricted cash	(232)	(482)
Marketable securities	3,049	666
Net cash provided by investing activities	$2,636	$84

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$2,173	$4,731
Loan from other	(85)	(6)
Repayment of short term loans	(2,842)	(2,222)
Repayment of long term bank loans	-	(367)
Issuance of shares by subsidiary, net	2,474	-
Issuance of warrants	55	-
Issuance of shares, net	644	-
Net cash provided by financing activities	$2,419	$2,136

NET CASH DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	2,330	(532)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	668	2,361

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	58	44
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,056	$1,873

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

Micronet Enertec Technologies, Inc., a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc., or we, Micronet Enertec or the Company.

We operate primarily through two Israel-based companies, Enertec Systems 2001 Ltd., or Enertec, our wholly-owned subsidiary, and Micronet Ltd., or Micronet, in which we held 50.07% as of June 30, 2017 and is controlled by us.

On February 23, 2017, Micronet filed an immediate report with the Tel Aviv Stock Exchange announcing that it had closed on a public offering of its ordinary shares and sold an aggregate of 6,100,000 shares of its ordinary shares for aggregate gross proceeds of NIS 9,844,020. As a result of the public offering, the Company’s ownership interest in Micronet was diluted from 62.9% to 49.31%. In order to maintain a controlling interest of Micronet, on February 27, 2017, the Company purchased an additional 140,000 shares of Micronet in a separate transaction with a shareholder of Micronet. In addition, on February 28, 2017, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 45,000 shares of Micronet for our benefit. As a result, our voting interest of Micronet was increased to 50.1% of the issued and outstanding shares of Micronet.

Micronet is a publicly traded company on the Tel Aviv Stock Exchange and operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Micronet’s customers consist primarily of telematics service providers and solution providers specializing in the MRM market.

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

The Company recognizes revenues on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes anticipated contract losses, if any, in the period in which they first became evident. As of June 30, 2017, approximately $6,459 (on December 31, 2016: $4,805) of the accounts receivable balance was unbilled due to the customers’ payment terms.

Revenues from the sales of MRM products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, consideration is fixed and determinable and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery has occurred and acceptance is satisfied as the product leaves the Company premises.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of June 30, 2017 and December 31, 2016, the allowance for doubtful accounts amounted to $489 and $563, respectively.

Reclassifications

Certain balance sheet amounts and cash flow amounts have been reclassified to conform with the current year presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Inventories

Inventories of raw materials are stated at the lower of cost (first-in, first-out basis) or net realizable value. Cost of work in process comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

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

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the three and six months ended June 30, 2017 and the year ended December 31, 2016, no indicators of impairment have been identified.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-11. The amendments in Part I of the ASU change the classification analysis of certain equity-linked financial instruments (or embedded derivatives) with down round features. When determining the classification of an instrument as a liability or as equity, entities will be required to disregard down round features upon the assessment of whether the instrument is indexed to the entity's own stock. Entities that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when it is triggered (i.e. upon the occurrence of an event that results in the reduction of the strike price of the related equity-linked financial instrument), and will recognize the effect of the feature within equity. Part II of this guidance replaces the indefinite deferral of certain provisions of Topic 480, Distinguishing liabilities from equity, mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of non-public entities with a scope exception. The amendments in part I of the ASU should be applied either retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective or retrospectively for each prior reporting period presented. These amendments are effective for reporting periods (interim and annual) beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, which clarifies when an entity should account for a change to the terms or conditions of a share-based payment award as a modification. Under the ASU, modification accounting is required if the fair value, vesting conditions or classification of the award changes because of the change in terms or conditions. The amendments in this update will be applied prospectively to an award modified on or after the effective date. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017.

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

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires that the Company will recognize revenues when a customer obtains control of a promised good or service (the asset), rather than when the significant risks and rewards of ownership of the asset transfer to the customer. The standard also includes extensive disclosure requirements. ASU 2014-09, as amended, is effective for us beginning January 1, 2018. The company plans to adopt the standard in the first quarter of 2018.

The Company analyzed its long-term contracts in accordance with the criteria for over time recognition in ASC 606-10-25-27. The company concluded that these contracts meet ASC 606-10-25-27(c) because its performance does not create an asset with an alternative use to the entity, and the Company has an enforceable right to payment for performance completed to date. In addition, the Company is still evaluating other potential accounting effects as a result of the adoption of ASC 606.

NOTE 3 – FAIR VALUE MEASUREMENTS

Items carried at fair value as of June 30, 2017 and December 31, 2016, are summarized below:

	Fair value measurements using input type
	June 30, 2017
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$3,056	$-	$-	$3,056
Restricted cash	4,720	-	-	4,720
Derivative assets	-	170	-	170
Derivative liabilities - phantom option	-	(7)	-	(7)
	$7,776	$163	$-	$7,939

NOTE 3 – FAIR VALUE MEASUREMENTS (CONT.)

	Fair value measurements using input type
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$668	-	-	668
Restricted cash	4,488	-	-	4,488
Marketable securities	2,978	-	-	2,978
Derivative liability	-	(9)	-	(9)
Derivative liability - phantom option	-	(4)	-	(4)
	$8,134	(13)	-	8,121

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, computed using the first-in, first-out method. Inventories consist of the following:

	June 30, 2017	December 31, 2016

Raw materials	$4,840	$5,103
Work in process	1,094	655
	$5,934	$5,758

NOTE 5 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: a Aerospace and Defense segment operated by Enertec and a MRM segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Six months ended June 30, 2017
	Aerospace and Defense	Mobile resource management	Consolidated
Revenues from external customers	$4,715	$6,464	$11,179
Segment operating loss	(830)	(1)(2,442)	(3,272)
Non allocated expenses			(554)
Finance expenses and other			(435)
Consolidated loss before provision for income taxes			$(4,261)

	Six months ended June 30, 2016
	Aerospace and Defense	Mobile resource management	Consolidated
Revenues from external customers	$4,853	$8,350	$13,203
Segment operating income (loss)	24	(2)(979)	(955)
Non allocated expenses			(741)
Finance expenses and other			(261)
Consolidated loss before provision for income taxes			$(1,957)

(1)	Includes $470 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.
(2)	Includes $460 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.

NOTE 6 — LOAN FROM OTHERS

On June 30, October 28, and December 22, 2016, the Company and its wholly-owned subsidiary, Enertec Electronics Ltd., entered into a note purchase agreement with YA II PV Ltd., or YA II, a Cayman Island exempt limited partnership and affiliate of Yorkville Advisors Global, LLC, whereby YA II purchased $600, $500 and $1,000 of our notes from the Company. The outstanding principal balance of the notes bears interest at 7% per annum. Upon the occurrence of an Event of Default (as defined in the notes), all amounts payable may be due immediately. In connection with the note purchase agreements, the Company granted to YA II a five-year warrant to purchase 252,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

On June 8, 2017, the Company entered into another note purchase agreement with YA II whereby YA II agreed to lend the Company $600 pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bears interest at 7% per annum. The additional note matures on December 31, 2018. The Company shall make payments of $100 on September 30, 2018 and $500 on December 31, 2018.

Pursuant to the June 8, 2017 note purchase agreement, the Comapny and YA II agreed to amend the terms of the promissory notes issued by the Company to YA II dated June 30, 2016, or the June 2016 Note, October 28, 2016, or the October 2016 Note, and December 22, 2016, or the December 2016 Note, respectively.

The June 2016 Note was amended to (i) extend the maturity date to December 31, 2017 and (ii) amend the repayment schedule owed under such note such that $150 shall be payable by the Company on each of October 10, 2016, May 1, 2017, September 30, 2017 and December 31, 2017 (The Company already made the October 10, 2016 and the May 1, 2017 payments).

The October 2016 Note was amended to (i) extend the maturity date to March 31, 2018 and (ii) amend the repayment schedule such that on May 1, 2017, September 30, 2017, December 31,2017 and March 31, 2018 the Company shall make payments of $150, $100, $150 and $100, respectively (The Company already made the May 1, 2017 payment).

The December 2016 Note was amended to (i) extend the maturity date to September 30, 2018 and (ii) amend the repayment schedule such that on March 31, 2018, June 30, 2018 and September 30, 2018 the Company shall make payments of $300, $400 and $300, respectively.

In addition, the Company agreed to amend the exercise price of the 252,000 warrants to purchase shares of the Company, which were granted in connection with the June 30, 2016, October 28, 2016 and December 22, 2016 note purchase agreements, to $2.00 per share.

The Company evaluated the modifications to the terms of the loans in accordance with the guidance in ASC 470-50-40 regarding de-recognition of debt, and concluded that the new loans are not substantially different from the original loans. Therefore, these modifications were not accounted for as extinguishment of the existing debt.

NOTE 7 –SUBSEQUENT EVENTS

On July 17, 2017, and August 3, 2017, the Company offered YA II 74,835 and 233,863 shares of its common stock, respectively, for a total sale amount of $275 pursuant to the SEDA and under the Registration Statement.

On July 31, 2017, the Company filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Once declared effective, under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30 million. The Company may continue to utilize the existing Form S-3 registration statement (File No. 333-196760) until the earlier of such time as the registration statement is declared effective or January 31, 2018.

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

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Revenues for the three and six months ended June 30, 2017 were $5,920,000 and $11,179,000, respectively, compared to $6,721,000 and $13,203,000 for the three and six months ended June 30, 2016, respectively. This represents a decrease of $801,000 and $2,024,000, or 12% and 15%, for the three and six months ended June 30, 2017, respectively. The decrease in revenues for the three and six months ended June 30, 2017, is mainly due to the decrease in revenues of the MRM segment.

Total revenues related to the Aerospace and Defense segment for the three and six months ended June 30, 2017 were $2,157,000 and $4,715,000, respectively, as compared to $2,322,000 and $4,853,000 for the three and six months ended June 30, 2016, respectively. This represents a decrease of $165,000 and $138,000 or 7% and 3% for the three and six months ended June 30, 2017, respectively.

Total revenues related to the MRM segment for the three and six months ended June 30, 2017 were $3,763,000 and $6,464,000, respectively, as compared to $4,399,000 and $8,350,000 for the three and six months ended June 30, 2016, respectively. This represents a decrease of $636,000 and $1,886,000, or 15% and 23%, for the three and six months ended June 30, 2017, respectively. The decrease is mainly due to delays in production associated with Micronet’s new product line.

Our backlog as of June 30, 2017 was $16,500,000. As of August 10, 2017, our backlog increased to $22,500,000. The increase in our backlog is mainly attributed to new orders received from our customers in the MRM segment.

Gross profit for the three and six months ended June 30, 2017 decreased by $714,000 and $2,106,000, respectively, to $844,000 and $1,531,000, and represents 14% and 14% of the revenues. This is in comparison to gross profit of $1,558,000 and $3,637,000, respectively, and represents 23% and 28% of the revenues for the three and six months ended June 30, 2016, respectively.

Micronet’s gross profit decreased from 24% and 29% in the three and six months ended June 30, 2016, respectively, to 21% and 18% for the three and six months ended June 30, 2017, respectively, due to an increase in cost associated with the introduction of a new line of products.

Enertec’s gross profit decreased from 21% and 25% in the three and six months ended June 30, 2016, respectively, to 3% and 8% for the three and six months ended June 30, 2017, respectively, due to engaging in strategic defense contracts with lower profitability.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and six months ended June 30, 2017 were $601,000 and $1,147,000, respectively, compared to $478,000 and $836,000 for the three and six months ended June 30, 2016, respectively. This represents an increase of $123,000 and $311,000, or 26% and 37%, for the three and six months ended June 30, 2017 respectively. The increase is mainly due to an increase in sales support employees and marketing expenses.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and six months ended June 30, 2017 were $1,142,000 and $2,606,000, respectively, compared to $1,518,000 and $2,654,000 for the three and six months ended June 30, 2016, respectively. This represents a decrease of $376,000 and $48,000, or 25% and 2%, for the three months and six months ended June 30, 2017 respectively. The decrease is mainly a result of a decrease in professional expenses and other cost saving measures we have implemented.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three and six months ended June 30, 2017 were $618,000 and $1,134,000, respectively, compared to $683,000 and $1,383,000 for the three and six months ended June 30, 2016, respectively. This represents a decrease of $65,000 and 249,000, or 10% and 18%, for the three months ended June 30, 2017, respectively. The decrease in research and development costs is mainly due to a reduction in the number of external contractors and development employees.

Loss from operations

Our loss from operations for the three and six months ended June 30, 2017 was $1,735,000 and $3,826,000, respectively, or 29% and 34% of revenues, compared to loss from operations of $1,353,000 and $1,696,000, or 20% and 13% of revenues, for the three and six months ended June 30, 2016, respectively. The decrease is mainly a result of a decrease in revenues as described above.

Financial Expenses, net

Financial expenses, net for the three and six months ended June 30, 2017 were $297,000 and $435,000, respectively, compared to expenses of $131,000 and $261,000 for the three and six months ended June 30, 2016, respectively. This represents an increase of $166,000 and $174,000, or 127% and 66%, for the three and six months ended June 30, 2017, respectively. The increase in financial expenses in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily due to changes in currency exchange rates.

Net loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec Technologies, Inc. was $1,331,000 and $2,943,000 in the three and six months ended June 30, 2017, respectively, compared to a net loss of $1,219,000 and $1,558,000 for the three and six months ended June 30, 2016, respectively. This represents an increase in net loss of $112,000 and $1,385,000, or 9% and 88%, as compared to the same periods last year. The increase in net loss is attributed to the decrease in revenues and in gross margin.

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

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net loss attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net loss per diluted share attributable to Micronet Enertec:

	Six months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2017	2016
GAAP net loss attributable to Micronet Enertec	$(2,943)	$(1,558)
Amortization of acquired intangible assets	250	289
Stock-based compensation and shares issued to service providers	52	190
Income tax-effect of above non-GAAP adjustments	(3)	(3)
Total Non-GAAP net loss attributable to Micronet Enertec	$(2,644)	$(1,082)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.40)	$(0.18)
Shares used in per share calculations	6,557,283	5,871,039
GAAP net loss per share attributable to Micronet Enertec	$(0.45)	$(0.27)
Shares used in per share calculations	6,557,283	5,871,039

	Three months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2017	2016
GAAP net loss attributable to Micronet Enertec	$(1,331)	$(1,219)
Amortization of acquired intangible assets	118	146
Stock-based compensation and shares issued to service providers	19	108
Income tax-effect of above non-GAAP adjustments	(2)	(2)
Total Non-GAAP net loss attributable to Micronet Enertec	$(1,196)	$(967)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.18)	$(0.16)
Shares used in per share calculations	6,683,139	5,876,921
GAAP net loss per share attributable to Micronet Enertec	$(0.20)	$(0.21)
Shares used in per share calculations	6,683,139	5,876,921

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans, a loan from Meydan Family Trust No 3, or Meydan, as described below and loans from YA II, as described below.

As of June 30, 2017, our total cash and cash equivalents, restricted cash and marketable securities balance was $7,776,000 (of which marketable securities amounted to $0), as compared to $8,134,000 (of which marketable securities amounted to $2,978,000) as of December 31, 2016. This reflects a decrease of $358,000 in cash and cash equivalents, restricted cash and marketable securities. The decrease in cash and cash equivalents is primarily a result of loss from operations.

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

On June 8, 2017, the Borrowers entered into a Second Supplemental Agreement, or the Second Supplemental Agreement, with YA II, whereby YA II agreed to lend the Company $600,000 pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bears interest at 7% per annum. The additional note matures on December 31, 2018. The Borrowers have agreed to make payments of $100,000 on September 30, 2018 and $500,000 on December 31, 2018. The note, along with the other notes held by YA II, are secured by a pledge of shares of Micronet owned by Enertec.

Pursuant to the Second Supplemental Agreement, the Borrowers and YA II agreed to amend the terms of the promissory notes issued by the Company to YA II dated June 30, 2016, or the June 2016 Note, October 28, 2016, or the October 2016 Note, and December 22, 2016, or the December 2016 Note , respectively. Pursuant to the Second Supplemental Agreement, the June 2016 Note was amended to (i) extend the maturity date to December 31, 2017 and (ii) amend the repayment schedule owed under such note such that $150,000 shall be payable by the Borrowers on each of October 10, 2016, May 1, 2017, September 30, 2017 and December 31, 2017 (provided, however, that the Company has previously repaid the October 10, 2016 and May 1, 2017 payments). Pursuant to the Second Supplemental Agreement, the October 2016 Note was amended to (i) extend the maturity date to March 31, 2018 and (ii) amend the repayment schedule such that on May 1, 2017 the Borrowers shall make a payment of $150,000 (provided, however, that the Company has previously repaid the May 1, 2017 payment), on September 30, 2017 the Borrowers shall make a payment of $100,000, on December 31, 2017 the Borrowers shall make a payment of $150,000 and on March 31, 2018 the Borrowers shall make a payment of $100,000. Pursuant to the Supplemental Agreement, the December 2016 Note was amended to (i) extend the maturity date to September 30, 2018 and (ii) amend the repayment schedule such that on March 31, 2018, the Borrowers shall make a payment of $300,000, on June 30, 2018 the Borrowers shall make a payment of $400,000 and on September 30, 2018 the Borrowers shall make a payment of $300,000.

In addition, the Borrowers agreed to amend the exercise price of warrants to purchase 66,000 shares of the Company’s common stock issued to YA II on June 30, 2016, with an original exercise price of $4.30 per share, warrants to purchase 66,000 shares of the Company’s common stock issued to YA II on October 28, 2016, with an original exercise price of $3.00 per share, and warrants to purchase 120,000 shares of the Company’s common stock issued to YA II on December 22, 2016, with an original exercise price of $3.00 per share, to $2.00 per share.

The Borrowers agreed to pay to YA Global II SPV LLC (as designee of YA II) a commitment fee in the amount of $25,000 and a $25,000 extension fee in consideration for amending the terms of the June 2016, October 2016 and December 2016 Notes. In addition, the Borrowers agreed to accelerate a commitment fee of $50,000, payable pursuant to a First Supplemental Agreement dated December 22, 2016, to be paid at the closing of the Note.

In connection with the Second Supplemental Agreement and issuance of the additional note, on June 8, 2017, the Company agreed to grant to YA II a five-year warrant to purchase 90,000 shares. The Warrant is exercisable at an exercise price equal to $2.00 per share of common stock for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the Warrant is available. The Warrant also provides for demand and piggyback registration rights.

On September 2, 2015, Enertec entered into a Credit Line Agreement, or the Credit Line Agreement, with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line. The maximum aggregate amount of the Credit Line Agreement is $675,000 and up to 85% of open trade receivables invoices. The annual interest rate is Prime plus 1.75%. The Credit Line Agreement will expire on September 15, 2017. As of June 30, 2017, Enertec had financed $349,000 pursuant to the Credit Line Agreement.

On December 30, 2015, the Company entered into a Loan Agreement, or the Meydan Loan, with Meydan, pursuant to which Meydan agreed to loan the Company $750,000 on certain terms and conditions. The proceeds of the Meydan Loan have been used by the Company for working capital and general corporate purposes. The Meydan loan bears interest at the rate of Libor plus 8% per annum and is due and payable in 3 installments beginning on September 4, 2017.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of June 30, 2017, the balance on the Mercantile Loan was $2,410,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7% for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, Enertec agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3 million. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of June 30, 2017, the fair value of this Phantom Stock Option was $7,000.

Following two years of consecutive losses, one of the commercial banks providing Enertec with a credit line decreased such credit line. Such decrease may have (i) a material adverse effect on Enertec’s current on-going working capital needs and (ii) its ability to meet its growth targets. In order to maintain current credit facilities required to ensure Enertec’s ability to meet its growth objectives, we are currently negotiating alternative credit lines with financial institutions, including the aforementioned commercial bank.

As of June 30, 2017, our total current assets were $26,813,000, as compared to $25,769,000 at December 31, 2016. The increase is mainly due to the increase in trade accounts receivable and in other accounts receivable.

Our trade accounts receivable at June 30, 2017 were $12,136,000 as compared to $11,558,000 at December 31, 2016.

As of June 30, 2017, our working capital was $6,396,000, as compared to $6,149,000 at December 31, 2016.

As of June 30, 2017, our total debt was $14,773,000 as compared to $14,388,000 at December 31, 2016.

Our bank and other debt is composed of short-term loans amounting to $12,732,000 as of June 30, 2017 compared to $13,107,000 at December 31, 2016, and long-term loans amounting to $2,041,000 as of June 30, 2017 compared to $1,281,000 at December 31, 2016.

Our debt includes our bank debt described above, a working capital credit facility, a loan from Meydan, loans from YA II and the Credit Line Agreement:

●	Our bank debt is composed of short-term loans to Enertec Electronics Ltd, and Enertec amounting to $10,217,000 as of June 30, 2017 compared to $9,993,000, at December 31, 2016, and long-term loans amounting to $1,201,000 as of June 30, 2017 compared to $1,093,000 at December 31, 2016. The short-term loans bear interest rates between Israeli prime (currently 1.60%) plus 0.7% to 2.45%. The long-term loans have maturity dates between July 2017 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

●	Enertec has covenanted under its bank loans at June 30 and December 31 of each year, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has not met all of its bank covenants as of June 30, 2017. As a result the Company reclassified its loans from long-term to short-term liabilities.

●	Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Certain restricted cash stands as a collateral for the loan. Enertec Electronics has not met all of its bank covenants as of June 30, 2017.

●

On September 2, 2015, Enertec entered into the Credit Line Agreement with the Financing Firm pursuant to which the Financing Firm agreed to grant Enertec a credit line.  The maximum aggregate amount of the Credit Line Agreement is $675,000 and up to 85% of open trade receivables invoices. The annual interest rate is Prime plus 1.75%. The Credit Line Agreement will expire on September 15, 2017. As of June 30, 2017, Enertec had financed $349,000 pursuant to the Credit Line Agreement.

●

The Company has an outstanding balance of $853,000 under the Meydan loan with interest at the rate of Libor plus 8% per annum. The Meydan loan is due and payable in 3 installments beginning on September 4, 2017.

●

On June 30, October 28 and December 22, 2016, the Company and its wholly-owned subsidiary, Enertec, entered into Note Purchase Agreements with YA II, or the Note Purchase Agreements, whereby YA II purchased $600,000 $500,000 and $1,000,000 of notes from the Company, or the Notes, respectively. The outstanding principal balance of the Notes bears interest at 7% per annum. Upon the occurrence of an Event of Default (as defined in the Notes), all amounts payable may be due immediately. In connection with the Note Purchase Agreements, the Company granted to YA II a five-year warrant, or the Warrants, to purchase 252,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

On June 8, 2017, Micronet Enertec Technologies, Inc. (the “Company”) and its wholly owned subsidiary, Enertec Electronics Ltd (collectively, the “Borrowers”), entered into a Supplemental Agreement (the “Supplemental Agreement”) with YA II PN, Ltd. (“YA II”), a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, whereby YA II agreed to lend the Company $600,000 pursuant to a secured promissory note (the “Note”). The outstanding principal balance of the Note shall bear interest at 7% per annum. The Note matures on December 31, 2018 and the Company shall make payments of $100,000 on September 30, 2018 and $500,000 on December 31, 2018 owed under the Note. The Note, along with the June 2016, October 2016 and December 2016 Notes (each as defined below) held by YA II, is secured by a pledge of shares of Micronet Ltd. owned by Enertec Electronics Ltd.

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

The Company has filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Once declared effective, under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30 million. The Company may continue to utilize the existing Form S-3 registration statement (File No. 333-196760) until the earlier of such time as the registration statement is declared effective or January 31, 2018.

In addition, the Company has utilized its Standby Equity Distribution Agreement it executed with YA II on June 30, 2016, or the SEDA, for purposes of raising capital and may continue to do so in the future.

The SEDA does not impose any restrictions on the Company’s operating activities. During the term of the SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock.

Based on our current business plan and existing credit lines, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. However, we believe that we may need to raise additional funds if we want to materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks, the Meydan loan, additional YA II loans and the SEDA, and we may seek additional financing from them or through securities offerings. We intend to use such funds in order to expand our operations, develop new products, enhance existing products or respond to competitive pressures. However, we may also undertake additional debt or equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Further, there is no assurance that we will be able to borrow additional funds on favorable terms or at all.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mr. Oren Harari, the Company’s Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2017. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Common Stock Purchase Warrant issued to YA II PN, Ltd. dated June 8, 2017 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017).

10.1	Supplemental Agreement, dated June 8, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017).

10.2	Form of Promissory Note issued to YA II PN, Ltd. dated June 8, 2017 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: August 16, 2017	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2017	By:	/s/ Oren Harari
Name: Oren Harari
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Common Stock Purchase Warrant issued to YA II PN, Ltd. dated June 8, 2017 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017).

10.1	Supplemental Agreement, dated June 8, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017).

10.2	Form of Promissory Note issued to YA II PN, Ltd. dated June 8, 2017 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

