Form 10-Q
period 2017-09-30
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2017-11-20
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 14, 2017, there were 8,064,601 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,645	$668
Restricted cash	4,556	4,488
Marketable securities	-	2,978
Trade accounts receivable, net	10,002	11,558
Inventories	6,431	5,758
Other accounts receivable	1,057	319
Total current assets	26,691	25,769

Property and equipment, net	1,644	1,641
Intangible assets and others, net	3,102	3,013
Long term deposit	32	34
Goodwill	1,466	1,466
Total long term assets	6,244	6,154
Total assets	$32,935	$31,923

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$9,953	$9,993
Short term credit from others and current portion of long term loans from others	3,571	3,114
Trade accounts payable	5,173	4,130
Other accounts payable	3,272	2,383
Total current liabilities	21,969	19,620

Long term loans from banks	594	1,093
Long term loans from others	558	188
Accrued severance pay, net	89	57
Deferred tax liabilities and other, net	400	7
Total long term liabilities	1,641	1,345

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 7,706,307, and 6,385,092 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	8	6
Additional paid in capital	10,127	8,748
Accumulated other comprehensive income (loss)	(204)	11
Accumulated loss	(6,228)	(1,990)
Micronet Enertec stockholders' equity	3,703	6,775

Non-controlling interests	5,622	4,183

Total equity	9,325	10,958

Total liabilities and equity	$32,935	$31,923

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016

Revenues	$18,110	$18,557	$6,931	$5,354
Cost of revenues	15,018	13,865	5,370	4,299
Gross profit	3,092	4,692	1,561	1,055

Operating expenses:
Research and development	1,810	1,859	676	476
Selling and marketing	1,745	1,374	598	538
General and administrative	3,874	3,977	1,268	1,323
Amortization of intangible assets	737	694	267	234
Total operating expenses	8,166	7,904	2,809	2,571

Loss from operations	(5,074)	(3,212)	(1,248)	(1,516)
Financial expenses, net	651	412	216	151
Loss before provision for income taxes	(5,725)	(3,624)	(1,464)	(1,667)
Provision (benefit) for income taxes	117	(164)	88	(144)

Net loss	(5,842)	(3,460)	(1,552)	(1,523)
Net loss attributable to non-controlling interests	(1,604)	(619)	(257)	(240)

Net loss attributable to Micronet Enertec Technologies, Inc.	(4,238)	(2,841)	(1,295)	(1,283)

Loss per share attributable to Micronet Enertec Technologies, Inc.
Basic	$(0.63)	$(0.48)	$(0.18)	$(0.22)

Weighted average common shares outstanding:	6,778,300	5,882,529	7,213,924	5,902,074
Basic

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016

Net loss	$(5,842)	$(3,460)	$(1,552)	$(1,523)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	277	199	16	130
Total comprehensive loss	(5,565)	(3,261)	(1,536)	(1,393)
Comprehensive income (loss) attributable to non-controlling interests	(1,035)	(669)	(216)	(155)
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	$(4,530)	$(2,592)	$(1,350)	$(1,238)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,842)	$(3,460)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,080	1,021
Marketable securities	(71)	(89)
Change in fair value of derivatives, net	-	(37)
Change in deferred taxes, net	50	(253)
Accrued interest and exchange rate differences on bank loans	910	579
Accrued interest and exchange rate differences on loans from others	259	-
Stock-based compensation	111	292
Decrease (increase) in trade accounts receivable	1,606	(952)
Decrease (increase) in inventories	(626)	1,300
Increase in accrued severance pay, net	32	52
Decrease (increase) in other accounts receivable	(735)	157
Decrease (increase) in trade accounts payable	1,043	(1,492)
Decrease (increase) in other accounts payable	488	(640)
Net cash used in operating activities	$(1,695)	$(3,522)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(226)	(154)
Restricted cash	(68)	(406)
Marketable securities	3,049	1,880
Net cash provided by investing activities	$2,755	$1,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of short term bank credit	$2,129	$5,387
Loan from others	568	567
Repayment of short term loans	(2,998)	(3,689)
Repayment of long term bank loan	(578)	(915)
Issuance of shares by subsidiary, net	2,474	-
Issuance of warrants	103	-
Issuance of shares, net	1,319	380
Net cash provided by (used in) financing activities	$3,017	$1,730

NET CASH DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	4,077	(472)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	668	2,361

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	(100)	80
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,645	$1,969

NOTES TO FINANCIAL STATEMENTS

(USD In Thousands, Except Share and Per Share Data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

Micronet Enertec Technologies, Inc., a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc., or we, Micronet Enertec or the Company.

We operate primarily through two Israel-based companies, Enertec Systems 2001 Ltd., or Enertec, our wholly-owned subsidiary, and Micronet Ltd., or Micronet, in which we held 50.07% as of September 30, 2017 and is controlled by us.

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

The Company recognizes revenues on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. The Company recognizes anticipated contract losses, if any, in the period in which they first became evident. As of September 30, 2017, approximately $5,334 (on December 31, 2016: $4,805) of the accounts receivable balance was unbilled due to the customers’ payment terms.

Revenues from the sales of MRM products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, consideration is fixed and determinable and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery has occurred and acceptance is satisfied as the product leaves the Company premises.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of September 30, 2017 and December 31, 2016, the allowance for doubtful accounts amounted to $486 and $563, respectively.

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

Research and Development Costs

Research and development costs are charged to statements of income as incurred net of grants from the Israel Innovation Authority (formerly known as the Israel Office of the Chief Scientist of the Ministry of Economy).

Loss per Share

Basic net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each year.

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the three and nine months ended September 30, 2017 and the year ended December 31, 2016, no indicators of impairment have been identified.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires that the Company will recognize revenues when a customer obtains control of a promised good or service (the asset), rather than when the significant risks and rewards of ownership of the asset transfer to the customer. The standard also includes extensive disclosure requirements. ASU 2014-09, as amended, is effective for us beginning January 1, 2018. The company plans to adopt the standard in the first quarter of 2018.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

Items carried at fair value as of September 30, 2017 and December 31, 2016, are summarized below:

	Fair value measurements using input type
	September 30, 2017
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4,645	$-	$-	$4,645
Restricted cash	4,556	-	-	4,556
Derivative assets	-	39	-	39
Derivative liabilities - phantom option	-	(4)	-	(4)
	$9,201	$35	$-	$9,236

NOTE 3 – FAIR VALUE MEASUREMENTS (CONT.)

	Fair value measurements using input type
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$668	-	-	668
Restricted cash	4,488	-	-	4,488
Marketable securities	2,978	-	-	2,978
Derivative liability	-	(9)	-	(9)
Derivative liability - phantom option	-	(4)	-	(4)
	$8,134	(13)	-	8,121

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, computed using the first-in, first-out method. Inventories consist of the following:

	September 30, 2017	December 31, 2016

Raw materials	$5,291	$5,103
Work in process	1,140	655
	$6,431	$5,758

NOTE 5 – SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: a Aerospace and Defense segment operated by Enertec and a MRM segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Nine months ended September 30, 2017
	Aerospace and Defense	Mobile resource management		Consolidated

Revenues from external customers	$6,173	$11,937		$18,110
Segment operating loss	(1,276)	(2,921	)(1)	(4,197)
Non allocated expenses				(877)
Finance expenses and other				(651)
Consolidated loss before provision for income taxes				$(5,725)

	Nine months ended September 30, 2016
	Defense and aerospace	Mobile resource management		Consolidated

Revenues from external customers	$6,556	$12,001		$18,557
Segment operating income (loss)	(705)	(1,621	)(2)	(2,326)
Non allocated expenses				(886)
Finance expenses and other				(412)
Consolidated loss before provision for income taxes				$(3,624)

(1)	Includes $737 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.
(2)	Includes $694 of intangible assets amortization, derived from Micronet and Micronet Inc. acquisitions.

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

Pursuant to the June 8, 2017 note purchase agreement, the Company and YA II agreed to amend the terms of the promissory notes issued by the Company to YA II dated June 30, 2016, or the June 2016 Note, October 28, 2016, or the October 2016 Note, and December 22, 2016, or the December 2016 Note, respectively.

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

On August 22, 2017, the Company and its subsidiary, Enertec Electronics Ltd., executed a Supplemental Agreement with YA II, or the Supplemental Agreement, which supplements a note purchase agreement executed by the parties on October 28, 2016. Pursuant to the Supplemental Agreement, the Company borrowed $1,500 from YA II pursuant to the terms of a secured promissory note, or the August 2017 Note. The outstanding principal balance of the August 2017 Note shall bear interest at 7% per annum. The August 2017 Note was to mature on November 22, 2017.

NOTE 7 –STANDBY EQUITY DISTRIBUTION

On August 22, 2017, the Company entered into a Standby Equity Distribution Agreement, or the 2017 SEDA with YA II for the sale of up to $10,000 of shares of the Company’s common stock over a three-year commitment period.  Under the terms of the 2017 SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount to market of 1.5%.  The Company and YA II previously entered into a prior Standby Equity Distribution Agreement on June 30, 2016, or the 2016 SEDA, for the sale of up to $2,390 of shares of the Company’s common stock over a three year period

The Company is not obligated to utilize any of the $10,000 available under the 2017 SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the 2017 SEDA over the three year term will depend on the market price for the Company’s common stock and the number of shares actually sold. YA II is obligated under the 2017 SEDA to purchase shares of the Company’s common stock from the Company subject to certain conditions including, but not limited to the Company filing a registration statement with the United States Securities and Exchange Commission, or the SEC, to register the resale by YA II of shares of common stock sold to YA II under the 2017 SEDA, or the Registration Statement, and the SEC declaring such Registration Statement effective.

The 2017 SEDA does not impose any restrictions on the Company’s operating activities. During the term of the 2017 SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock.

In connection with the 2017 SEDA, the Company agreed to pay YA Global II SPV, LLC, a wholly owned subsidiary of YA II, a commitment fee in the amount of $800, or the Commitment Fee, in the aggregate, which was to be paid in eight quarterly installments of $100, with the first installment due and payable on the fifth trading day following the execution of the SEDA. The Commitment Fee may be paid in cash or shares of the Company’s common stock. We paid YA II $50 out of the first installment of the Commitment Fee.

NOTE 8 –SUBSEQUENT EVENTS

On November 3, 2017, the Company offered YA II 358,294 shares of its common stock for a total sale amount of $300 pursuant to the 2016 SEDA. As of the date hereof, the Company has exhausted the 2016 SEDA.

On November 19, 2017, we entered into an agreement with YA II whereby the commitment fee repayment terms were amended such that (i) $200 of the commitment fee shall be payable as follows: $50 shall be due and payable on March 31, 2018, $50 shall be due and payable on September 30, 2018, $50 shall be due and payable on March 31, 2019, and $50 shall be due and payable on September 30, 2019, and (ii) we shall pay the remaining $600 as follows: $90 shall be paid when the aggregate advance amounts under the SEDA shall total $3,000, $30 shall be paid when the aggregate advance amounts under the SEDA shall total $4,000, $30 shall be paid when the aggregate advance amounts under the SEDA shall total $5,000, $150 shall be paid when the aggregate advance amounts under the SEDA shall total $6,000, $50 shall be paid when the aggregate advance amounts under the SEDA shall total $7,000, $130 shall be paid when the aggregate advance amounts under the SEDA shall total $8,000, $60 shall be paid when the aggregate advance amounts under the SEDA shall total $9,000 and $60 shall be paid when the aggregate advance amounts under the SEDA shall total $10,000.

On November 19, 2017, the Company and YA II amended the maturity date of the August 2017 Note to February 15, 2018 and provided that the Company may extend such maturity date to January 15, 2019 at its sole discretion, or the Extension. In the event the Company elects to utilize the Extension, the Company has agreed to (i) pay an aggregate of $200 of principal plus all accrued and unpaid interest under the August 2017 Note on March 31, 2018, (ii) pay an aggregate of $200 of principal plus all accrued and unpaid interest under the August 2017 Note on June 30, 2018, (iii) pay an extension fee of $50 and (iv) issue YA II a five-year warrant to purchase 158,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Company expects to extend the maturity date to August 22, 2018.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Revenues for the three and nine months ended September 30, 2017 were $6,931,000 and $18,110,000, respectively, compared to $5,354,000 and $18,557,000 for the three and nine months ended September 30, 2016, respectively. This represents an increase of $1,577,000 and decrease of $447,000, or 29% and 2%, for the three and nine months ended September 30, 2017, respectively. The increase in revenues for the three months ended September 30, 2017, is mainly due to the increase in revenues of the MRM segment. The decrease in revenues for the nine months ended September 30, 2017 is mainly due to the decrease in revenues of the Aerospace and Defense segment.

Total revenues related to the Aerospace and Defense segment for the three and nine months ended September 30, 2017 were $1,458,000 and $6,173,000, respectively, compared to $1,703,000 and $6,556,000 for the three and nine months ended September 30, 2016, respectively. This represents a decrease of $245,000 and $383,000, or 14% and 6%, for the three and nine months ended September 30, 2017, respectively. The decrease in revenues is mainly due to delayed deliveries associated with obtaining necessary working capital.

Total revenues related to the MRM segment for the three and nine months ended September 30, 2017 were $5,473,000 and $11,937,000, respectively, compared to $3,651,000 and $12,001,000 for the three and nine months ended September 30, 2016, respectively. This represents an increase of $1,822,000, or 50%, and a decrease of $64,000, or 1%, for the three and nine months ended September 30, 2017, respectively. The increase in the MRM revenues for the three months ended September 30, 2017 is mainly due to increase in sales associated with Micronet’s new product line. The decrease in the MRM revenues for the nine months ended September 30, 2017 is mainly due to delays in production associated with Micronet’s new product line.

Our backlog as of September 30, 2017 was $20,500,000.

Our gross profit for the three and nine months ended September 30, 2017 changed by $506,000 and $1,600,000, respectively, to $1,561,000 and $3,092,000, and represents 23% and 17% of the revenues. This is in comparison to gross profit of $1,055,000 and $4,692,000, respectively, and represents 20% and 25% of the revenues for the three and nine months ended September 30, 2016, respectively.

Micronet’s gross profit changed from 29% in the three and nine months ended September 30, 2016, respectively, to 27% and 22% for the three and nine months ended September 30, 2017, respectively. The decrease in gross profit for the three and nine months ended September 30, 2017 mainly attributed to manufacturing costs, associated with Micronet’s new product line. The decrease in gross profit for the nine month ended September 30, 2017 is attributed to an increase in costs during the first half of 2017 associated with the introduction of Micronet’s new product line.

Enertec’s gross profit changed from (1%) and 18% in the three and nine months ended September 30, 2016, respectively, to 4% and 7% for the three and nine months ended September 30, 2017, respectively. The decreases in Enertec’s gross profits for the three and nine months ended September 30, 2017 are attributable to engaging in strategic defense contracts with lower profitability and delayed deliveries.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and nine months ended September 30, 2017 were $598,000 and $1,745,000, respectively, compared to $538,000 and $1,374,000 for the three and nine months ended September 30, 2016, respectively. This represents an increase of $59,000 and $371,000, or 11% and 27%, for the three and nine months ended September 30, 2017 respectively. The increases are mainly due to increases in sales support employees and marketing expenses.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and nine months ended September 30, 2017 were $1,268,000 and $3,874,000, respectively, compared to $1,323,000 and $3,977,000 for the three and nine months ended September 30, 2016, respectively. This represents a decrease of $55,000 and $103,000, or 4% and 2%, for the three and nine months ended September 30, 2017 respectively. The decrease is mainly attributed to a decrease in professional expenses.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three and nine months ended September 30, 2017 were $676,000 and $1,810,000, respectively, compared to $476,000 and $1,859,000 for the three and nine months ended September 30, 2016, respectively. This represents an increase of $200,000, or 42%, for the three months ended September 30, 2017 and a decrease of $49,000, or 2%, for the nine months ended September 30, 2017. The reason for the increase in research and development costs for the three months ended September 30, 2017 is mainly due to an increase in wages and royalties as a result of an increase in sales.

Loss from operations

Our loss from operations for the three and nine months ended September 30, 2017 was $1,248,000 and $5,074,000, respectively, or 18% and 28% of revenues, compared to loss from operations of $1,516,000 and $3,212,000, or 28% and 18% of revenues, for the three and nine months ended September 30, 2016, respectively. The decrease in our loss from operations for the three month period ended September 30, 2017 is mainly a result of the increases in sales and in gross profit. The increase in our loss from operations for the nine month period ended September 30, 2017 is mainly a result of a decrease in gross profit and increase in the operating expenses as described above.

Financial Expenses, net

Financial expenses, net for the three and nine months ended September 30, 2017 were $216,000 and $651,000, respectively, compared to expenses of $151,000 and $412,000 for the three and nine months ended September 30, 2016, respectively. This represents an increase of $65,000 and $239,000, or 43% and 58%, for the three and nine months ended September 30, 2017, respectively. The increase in financial expenses in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily due to changes in currency exchange rates.

Net loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec Technologies, Inc. was $1,295,000 and $4,238,000 in the three and nine months ended September 30, 2017, respectively, compared to a net loss of $1,283,000 and $2,841,000 for the three and nine months ended September 30, 2016, respectively. This represents an increase in net loss of $12,000 and $1,397,000, or 1% and 49%, as compared to the same periods last year. The increases in net loss for the three and nine months ended September 30, 2017 are attributed to the decreases in revenues and in gross profit and increases in operating expenses as described above.

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

●

Amortization of note discount - These expenses are non-cash and are related to amortization of discount of the note purchase agreements with YA II. Such expenses do not reflect our on-going operations.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net loss attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net loss per diluted share attributable to Micronet Enertec:

	Nine months ended September 30,
	(Dollars in thousands, other than share and per share amounts)
	2017	2016
GAAP net loss attributable to Micronet Enertec	$(4,238)	$(2,841)
Amortization of acquired intangible assets	384	436
Stock-based compensation	74	259
Amortization of note discount	-	8
Income tax-effect of above non-GAAP adjustments	(3)	(5)
Total Non-GAAP net loss attributable to Micronet Enertec	$(3,783)	$(2,143)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.56)	$(0.36)
Shares used in per share calculations	6,778,300	5,882,529
GAAP net loss per share attributable to Micronet Enertec	$(0.63)	$(0.48)
Shares used in per share calculations	6,778,300	5,882,529

	Three months ended September 30,
	(Dollars in thousands, other than share and per share amounts)
	2017	2016
GAAP net loss attributable to Micronet Enertec	$(1,295)	$(1,283)
Amortization of acquired intangible assets	134	147
Stock-based compensation	22	69
Amortization of note discount	-	8
Income tax-effect of above non-GAAP adjustments	-	(2)
Total Non-GAAP net loss attributable to Micronet Enertec	$(1,139)	$(1,061)
Non-GAAP net loss per share attributable to Micronet Enertec	$(0.16)	$(0.17)
Shares used in per share calculations	7,213,294	5,902,074
GAAP net loss per share attributable to Micronet Enertec	$(0.18)	$(0.22)
Shares used in per share calculations	7,213,294	5,902,074

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans, a loan from Meydan Family Trust No 3, or Meydan, as described below and loans from YA II, as described below.

As of September 30, 2017, our total cash and cash equivalents, restricted cash and marketable securities balance was $9,201,000 (of which marketable securities amounted to $0), as compared to $8,134,000 (of which marketable securities amounted to $2,978,000) as of December 31, 2016. This reflects an increase of $1,067,000 in cash and cash equivalents, restricted cash and marketable securities. The increase in cash and cash equivalents is primarily a result of loans from YA II.

On June 30, 2016, the Company and Enertec, collectively, the Borrowers, entered into a Note Purchase Agreement with YA II, whereby YA II purchased $600,000 of notes from the Borrowers. The outstanding principal balance of the notes bears interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Borrowers were required to make payments of $150,000 of principal plus accrued interest. All amounts payable were to be due on July 10, 2017, which was subsequently extended to December 31, 2017. Upon the occurrence of an event of default under the Notes, all amounts payable may be due immediately.

On October 28, 2016, the Borrowers entered into an additional Note Purchase Agreement with YA II whereby YA II loaned an additional $500,000 to the Borrowers pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bears interest at 7% per annum. The additional note was to mature on November 20, 2017, which was subsequently extended to March 31, 2018. The Borrowers agreed to make payments of $125,000 from the principal balance of the additional note plus all accrued and unpaid interest on each of March 20, 2017, June 20, 2017, September 20, 2017 and November 20, 2017. Upon the occurrence of an event of default under the additional note, all amounts payable may be due immediately.

On December 22, 2016, the Borrowers entered into a Supplemental Agreement with YA II, whereby YA II agreed to lend us an additional $1,000,000 pursuant to a secured promissory note. The outstanding principal balance of this note bears interest at 7% per annum. The note was to mature on December 20, 2017, which was subsequently extended to September 30, 2018. The Borrowers agreed to use 50% of the net proceeds of any cash raised from financing transactions completed while the note is outstanding to repay the principal and interest on the note. Upon the occurrence of an event of default, all amounts payable may be due immediately.

On June 8, 2017, the Borrowers entered into the Second Supplemental Agreement with YA II, whereby YA II agreed to lend us $600,000 pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bears interest at 7% per annum. The additional note was to mature on December 31, 2018. The Borrowers have agreed to make payments of $100,000 on September 30, 2018 and $500,000 on December 31, 2018. The note, along with the other notes held by YA II, are secured by a pledge of shares of Micronet owned by Enertec.

Pursuant to the Second Supplemental Agreement, the Borrowers and YA II agreed to amend the terms of the June 2016 Note, the October 2016 Note, and the December 2016 Note, respectively. Pursuant to the Second Supplemental Agreement, the June 2016 Note was amended to (i) extend the maturity date to December 31, 2017 and (ii) amend the repayment schedule owed under such note such that $150,000 shall be payable by the Borrowers on each of October 10, 2016, May 1, 2017, September 30, 2017 and December 31, 2017 (provided, however, that we have previously repaid the October 10, 2016 and May 1, 2017 payments). Pursuant to the Second Supplemental Agreement, the October 2016 Note was amended to (i) extend the maturity date to March 31, 2018 and (ii) amend the repayment schedule such that on May 1, 2017 the Borrowers shall make a payment of $150,000 (provided, however, that we have previously repaid the May 1, 2017 payment), on September 30, 2017 the Borrowers shall make a payment of $100,000, on December 31, 2017 the Borrowers shall make a payment of $150,000 and on March 31, 2018 the Borrowers shall make a payment of $100,000. Pursuant to the Supplemental Agreement, the December 2016 Note was amended to (i) extend the maturity date to September 30, 2018 and (ii) amend the repayment schedule such that on March 31, 2018, the Borrowers shall make a payment of $300,000, on June 30, 2018 the Borrowers shall make a payment of $400,000 and on September 30, 2018 the Borrowers shall make a payment of $300,000.

In addition, the Borrowers agreed to amend the exercise price of warrants to purchase 66,000 shares of our common stock issued to YA II on June 30, 2016, with an original exercise price of $4.30 per share, warrants to purchase 66,000 shares of our common stock issued to YA II on October 28, 2016, with an original exercise price of $3.00 per share, and warrants to purchase 120,000 shares of our common stock issued to YA II on December 22, 2016, with an original exercise price of $3.00 per share, to $2.00 per share. The warrants also provide for demand and piggyback registration rights.

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

In connection with the Second Supplemental Agreement and issuance of the additional note, on June 8, 2017, we agreed to grant to YA II a five-year warrant to purchase 90,000 shares. The warrant is exercisable at an exercise price equal to $2.00 per share of common stock for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the warrant is available. The warrant also provides for demand and piggyback registration rights.

On June 8, 2017, we entered into another note purchase agreement with YA II whereby YA II agreed to lend us $600,000 pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bears interest at 7% per annum. The additional note matures on December 31, 2018. We shall make payments of $100,000 on September 30, 2018 and $500,000 on December 31, 2018.

On August 22, 2017, the Borrowers executed the Third Supplemental Agreement which supplements a note purchase agreement executed by the parties on October 28, 2016. Pursuant to the Third Supplemental Agreement, we borrowed $1.5 million from YA II pursuant to the terms of a secured promissory note. The outstanding principal balance of the note shall bear interest at 7% per annum. The note was to mature on November 22, 2017. On November 19, 2017, the Company and YA II amended the maturity date of the August 2017 Note to February 15, 2018 and provided that the Company may extend such maturity date to January 15, 2019 at its sole discretion. In the event we elect to utilize such extension, we have agreed to (i) pay an aggregate of $200,000 of principal plus all accrued and unpaid interest under the note on March 31, 2018, (ii) pay an aggregate of $200,000 of principal plus all accrued and unpaid interest under the note on June 30, 2018, (iii) pay an extension fee of $50,000 and (iv) shall issue YA II a five-year warrant to purchase 158,000 shares of our common stock at an exercise price of $1.50 per share. The warrant also provides for demand and piggyback registration rights.

Upon the occurrence of an Event of Default (as defined in the notes), all amounts payable may be due immediately. In addition, if we receive any cash proceeds in connection with the sale or proposed sale of any of our holdings in any of our subsidiaries (if and to the extent such transaction is consummated) including without limitation, installment payments or break-up fee payments, we are required to pre-pay the outstanding balance of the note as soon as such proceeds are received. The notes are secured by a pledge of shares of Micronet owned by Enertec.

On August 22, 2017, the Company entered into the 2017 SEDA with YA II for the sale of up to $10 million of shares of the Company’s common stock, par value $0.001 per share, over a three-year commitment period.  Under the terms of the 2017 SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount to market of 1.5%.  The Company is not obligated to utilize any of the $10 million available under the 2017 SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the 2017 SEDA over the three-year term will depend on the market price for the Company’s common stock and the number of shares actually sold. YA II is obligated under the SEDA to purchase shares of the Company’s common stock from the Company subject to certain conditions including, but not limited to the Company filing a registration statement with the United States Securities and Exchange Commission, or the SEC, to register the resale by YA II of shares of common stock sold to YA II under the 2017 SEDA and the SEC declaring such registration statement effective. The 2017 SEDA does not impose any restrictions on the Company’s operating activities. During the term of the 2017 SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock.

In connection with the 2017 SEDA, the Company agreed to pay YA Global II SPV, LLC (as designee of YA II), a commitment fee in the amount of $800,000, or the Commitment Fee, in the aggregate, which was to be paid in eight quarterly installments of $100,000, with the first installment due and payable on the fifth trading day following the execution of the 2017 SEDA. The Commitment Fee may be paid in cash or shares of the Company’s common stock. The Company paid YA II $50,000 out of the first installment of the Commitment Fee. On November 19, 2017, we entered into an agreement with YA II whereby the commitment fee repayment terms were amended such that (i) $200,000 of the commitment fee shall be payable as follows: $50,000 shall be due and payable on March 31, 2018, $50,000 shall be due and payable on September 30, 2018, $50,000 shall be due and payable on March 31, 2019, and $50,000 shall be due and payable on September 30, 2019, and (ii) we shall pay the remaining $600,000 as follows: $90,000 shall be paid when the aggregate advance amounts under the SEDA shall total $3,000,000, $30,000 shall be paid when the aggregate advance amounts under the SEDA shall total $4,000,000, $30,000 shall be paid when the aggregate advance amounts under the SEDA shall total $5,000,000, $150,000 shall be paid when the aggregate advance amounts under the SEDA shall total $6,000,000, $50,000 shall be paid when the aggregate advance amounts under the SEDA shall total $7,000,000, $130,000 shall be paid when the aggregate advance amounts under the SEDA shall total $8,000,000, $60,000 shall be paid when the aggregate advance amounts under the SEDA shall total $9,000,000 and $60,000 shall be paid when the aggregate advance amounts under the SEDA shall total $10,000,000.

On September 2, 2015, Enertec entered into a Credit Line Agreement, or the Credit Line Agreement, with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line. The maximum aggregate amount of the Credit Line Agreement was $675,000 and up to 85% of open trade receivables invoices. The annual interest rate was Prime plus 1.75%. The Credit Line Agreement expired on September 15, 2017. As of September 30, 2017, Enertec had financed $349,000 pursuant to the Credit Line Agreement.

On December 30, 2015, we entered into a Loan Agreement, or the Meydan Loan, with Meydan, pursuant to which Meydan agreed to loan us the principal amount of $750,000 on certain terms and conditions. The proceeds of the Meydan Loan have been used by us for working capital and general corporate purposes. The Meydan loan bears interest at the rate of Libor plus 8% per annum and is due and payable in 3 installments beginning on September 4, 2017. Following understanding between the parties, the Company did not make the required installment payment on September 4, 2017 and is currently negotiating new repayment terms of the Meydan Loan.

On June 17, 2014, Enertec Electronics entered into a loan agreement, or the Mercantile Loan Agreement, with Mercantile Discount Bank Ltd., or Mercantile Bank, pursuant to which Mercantile Bank agreed to loan us approximately $3,631,000 on certain terms and conditions, or the Mercantile Loan. The proceeds of the Mercantile Loan were used by us: (1) to refinance previous loans granted to us in the amount of approximately $1,333,000; (2) to complete the purchase by us, via Enertec, of 1.2 million shares of Micronet constituting 6.3% of the issued and outstanding shares of Micronet; and (3) for working capital and general corporate purposes.

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of September 30,, 2017, the balance on the Mercantile Loan was $1,769,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7% for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, Enertec agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of our shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3 million. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of September 30, 2017, the fair value of this Phantom Stock Option was $4,000.

Following two years of consecutive losses, one of the commercial banks providing Enertec with a credit line decreased such credit line. In addition, the commercial bank notified Enertec that it expects Enertec to provide a plan to continue to reduce its existing credit line and Enertec and the commercial bank are in the process of negotiating the terms of such a plan, as well as negotiating amendments to the existing credit line. The decrease of the credit line as well as the prospective plan may have (i) a material adverse effect on Enertec’s current on-going working capital needs and (ii) its ability to meet its growth targets. In order to maintain current credit facilities required to ensure Enertec’s ability to meet its growth objectives, we are currently negotiating alternative credit lines with various financial institutions, including the aforementioned commercial bank.

As of September 30, 2017, our total current assets were $26,691,000, as compared to $25,769,000 at December 31, 2016. The increase is mainly due to an increase in cash and cash equivalents.

Our trade accounts receivable at September 30, 2017 were $10,002,000 as compared to $11,558,000 at December 31, 2016.

As of September 30, 2017, our working capital was $4,722,000, as compared to $6,149,000 at December 31, 2016.

As of September 30, 2017, our total debt was $14,676,000 as compared to $14,388,000 at December 31, 2016.

Our bank and other debt is composed of short-term loans amounting to $13,524,000 as of September 30, 2017 compared to $13,107,000 at December 31, 2016, and long-term loans amounting to $1,152,000 as of September 30, 2017 compared to $1,281,000 at December 31, 2016.

Our debt includes our bank debt, a working capital credit facility, a loan from Meydan, the Credit Line Agreement and the loans from YA II as described below:

●	Our bank debt is composed of short-term loans to Enertec Electronics Ltd, and Enertec amounting to $9,953,000 as of September 30, 2017 compared to $9,993,000, at December 31, 2016, and long-term loans amounting to $594,000 as of September 30, 2017 compared to $1,093,000 at December 31, 2016. The short-term loans bear interest rates between Israeli prime (currently 1.60%) plus 0.7% to 2.45%. The long-term loans have maturity dates between July 2018 and July 2019 and bear interest rates between Israeli Prime plus 1.25% to 2.45%.

●	Enertec has covenanted under its bank loans at June 30 and December 31 of each year, among other things that (1) its shareholder’s equity according to its financial statements will not fall below NIS 17 million, and (2) its shareholder’s equity will not be lower than 30% of the total liabilities on its balance sheet. Enertec has not met all of its bank covenants as of September 30, 2017. As a result the Company reclassified its loans from long-term to short-term liabilities.

●	Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Certain restricted cash stands as a collateral for the loan.

●	The Company has an outstanding balance of $871,000, which is comprised of a principal balance of $750,000 as well as accrued and unpaid interest, under the Meydan loan with interest at the rate of Libor plus 8% per annum.

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

The Company filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process, which was declared effective on November 8, 2017. Under this shelf registration process, we may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30 million.

In addition, we utilized our 2016 SEDA which we executed with YA II on June 30, 2016 for purposes of raising capital. The 2016 SEDA did not impose any restrictions on our operating activities. During the term of the 2016 SEDA, YA II was prohibited from engaging in any short selling or hedging transactions related to our common stock. As of November 17, 2017, we have sold $2,386,750 of our common stock pursuant to the 2016 SEDA and have fully exhausted the shares available under the 2016 SEDA.

On August 22, 2017, we entered into the 2017 SEDA for the sale of up to $10 million of shares of the Company’s common stock over a two-year commitment period. Under the terms of the 2017 SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount. The Company intends to utilize the 2017 SEDA once the registration statement registering the shares available under the 2017 SEDA, is declared effective by the SEC.

Based on its current business plan and existing credit lines, the Company anticipates that its existing cash balances and cash generated from future sales, will be sufficient to permit it to conducts its operations and carry out its contemplated business plans for the next twelve months. However, the Company believes that it may need to raise additional funds if it wants to materially decrease its dependence on its existing cash and other liquidity resources. Currently, the only external sources of liquidity are the Company’s banks, the Meydan Loan, the YA II loans and the 2017 SEDA, and the Company may seek additional financing from them or through securities offerings. The Company intends to use such funds in order to expand its operations, refinancing its various debts, develop new products, enhance existing products or respond to competitive pressures. However, the Company may also undertake additional debt or conduct equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable use to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Further, there is no assurance that we will be able to borrow additional funds on favorable terms or at all.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Ms. Tali Dinar, the Company’s Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2017. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

Appointment of Tali Dinar as Chief Financial Officer

Given the timing of the event, the following information is included in this Quarterly Report on Form 10-Q pursuant to Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers,” of Current Report on Form 8-K in lieu of filing a Form 8-K.

On November 19, 2017, the Board of Directors of the Company appointed Ms. Tali Dinar to serve as its Chief Financial Officer, effective immediately.

Ms. Dinar, age 45, has served as Chief Executive Officer of Enertec Electronics since 2012, as a Director at Micronet since January 2016 and as a director of Enertec since May 2015. Previously, Ms. Dinar  served as our Chief Financial Officer from  May 2010 until May 2015, Chief Financial Officer of Enertec between 2010 and 2014 and the Chief Financial Officer of Micronet from May 2015 until January 2016. From 2002 until 2007, she was the chief controller of I.T.L. Optronics Ltd.  Ms. Dinar holds a B.A. in Accounting and Business Management from The College of Management Academic Studies and earned her CPA certificate in 1999.

On August 12, 2013, Ms. Dinar entered into an employment agreement with the Company, pursuant to which, Ms. Dinar (1) will receive monthly compensation, comprising base salary and customary Israeli pension and social benefits, of approximately 45,000 NIS (approximately $14,000), (2) shall be entitled to a monthly automobile and telephone allowance of approximately 13,000 NIS (approximately $3,600); and (3) shall be entitled to receive bonuses and stock options as shall be determined by the board of directors in consultation with the our Chief Executive Officer. Ms. Dinar may be deemed an at-will employee, as this employment agreement is not limited to certain duration. The agreement is terminable by either party by providing the other party with 90 days prior written notice. Upon termination, Ms. Dinar will be entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance unless such rights are denied as a matter of applicable law. However, if Ms. Dinar is terminated due to her committing a crime bearing moral turpitude or for causing the Company substantial harm resulting from a material breach of her duties to the Company, Ms. Dinar will not be entitled to receive any prior written notice, and severance may be denied. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions. On July 1, 2016, Ms. Dinar’s monthly compensation, consisting of her base salary and customary Israeli pension and social benefits, was increased to approximately 52,000 NIS (approximately $14,500). In January 2017, Ms. Dinar’s monthly compensation, consisting of her base salary and customary Israeli pension and social benefits, was decreased to approximately 45,000 NIS (approximately $13,000). On September 2017, Ms. Dinar’s monthly compensation, consisting of her base salary and customary Israeli pension and social benefits, was decreased to approximately 35,000 NIS (approximately $10,000) and Ms. Dinar agreed to devote 60% of her time to Company matters. In conjunction with Ms. Dinar’s appointment as Chief Financial Officer of the Company and her employment on full time basis, from September 1, 2017 to February 28, 2018, her base salary will be reduced to 27,000 NIS (approximately $7,700), however with such compensation arrangement to be revisited at the end of such term. If Ms. Dinar is terminated for a reason other than cause, her severance and termination terms will be determined assuming a salary of 52,000 NIS (approximately $14,500). In addition, the Company granted Ms. Dinar 12,500 shares of restricted stock.

No family relationships exist between Ms. Dinar and any of the Company's directors or other executive officers. There are no arrangements between Ms. Dinar and any other person pursuant to which Ms. Dinar was selected as an officer, nor are there any transactions to which the Company is or was a participant and in which Ms. Dinar has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Common Stock Purchase Warrant issued to YA II PN, Ltd. dated June 8, 2017 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017).

10.1	Standby Equity Distribution Agreement, dated as of August 22, 2017, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017).

10.2	Supplemental Agreement, dated as of August 22, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017).

10.3	Promissory Note, dated as of August 22, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017).

10.4*	Letter Agreement dated November 19, 2017, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. relating to Supplemental Agreement dated August 22, 2017.

10.5*	Letter Agreement dated November 19, 2017, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. relating to Standby Equity Distribution Agreement dated August 22, 2017.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: November 20, 2017	By:	/s/ David Lucatz
Name: David Lucatz
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Tali Dinar
Name: Tali Dinar
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Common Stock Purchase Warrant issued to YA II PN, Ltd. dated June 8, 2017 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017).

10.1	Standby Equity Distribution Agreement, dated as of August 22, 2017, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017).

10.2	Supplemental Agreement, dated as of August 22, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017).

10.3	Promissory Note, dated as of August 22, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017).

10.4*	Letter Agreement dated November 19, 2017, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. relating to Supplemental Agreement dated August 22, 2017.

10.5*	Letter Agreement dated November 19, 2017, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. relating to Standby Equity Distribution Agreement dated August 22, 2017.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

