Form 10-K
period 2017-12-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2018-04-13
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common stock, $0.001 par value, or Common Stock, of the registrant held by non-affiliates, as of June 30, 2017 was approximately $4,649,280 based on a per share price of $1.08, the price at which the Common Stock was last sold as of June 30, 2017.

As of April 13, 2018, there were 9,144,465 shares of the issuer’s Common Stock outstanding.

i

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year  ended December 31, 2017, or this Annual Report, to “Micronet Enertec,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to  Micronet Enertec Technologies, Inc., together with our wholly-owned subsidiaries and Micronet (as defined below). Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels. Our website address is included several times in this Annual Report as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	Demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

●	Levels of research and development costs in the future;

●	Continuing control of at least a majority of Micronet’s share capital;

●	The organic and non-organic growth of our business;

●	Plans for new Micronet products and services;

●	The proposed sale of our Aerospace and Defense division;

●	Our financing needs; and

●	The sufficiency of our capital resources.

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

ii

PART I

Item 1.	Business.

We were formed as a Delaware corporation on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. The Company’s shares have been traded on the Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

We primarily develop rugged mobile devices for the growing commercial Mobile Resource Management, or MRM, market. In addition, through one of our subsidiaries, we also provide high tech solutions for severe environments and the battlefield, including missile defense technologies for the Aerospace & Defense market. Our MRM division develops, manufactures and provides mobile computing platforms for the mobile logistics management market in the U.S., Europe and Israel. American-manufactured systems are designed for outdoor and challenging work environments in trucking, distribution, logistics, public safety and construction. We also design, develop, manufacture and supply customized military computer-based systems, simulators, automatic test equipment and electronic instruments, addressing a multi-billion-dollar defense industry. Solutions and systems are integrated into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for the Israeli Air Force, Israeli Navy and by foreign defense entities.

We operate primarily through two Israel-based companies, Enertec Systems 2001 Ltd., or Enertec, our wholly-owned subsidiary, and Micronet Ltd., or Micronet, in which we have a controlling interest, which develop, manufacture, integrate and globally market rugged computers, tablets and computer-based systems and instruments for the commercial, defense and aerospace markets. Our products, solutions and services are designed to perform in severe environments and battlefield conditions.

Micronet is publicly-traded on the Tel Aviv Stock Exchange, or TASE, and operates in the growing MRM market and is a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. In June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of  Beijer Electronics Inc., or Beijer, a U.S.-based vehicle business and operations located in Utah, and as a result added to its business U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanded its U.S. customer base and presence with local fleets and local MRM service providers. Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah.

Micronet designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with mobile computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets are designed to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. Micronet products provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and allow for the installation of software applications and communication integration. This enables the users to manage the drivers in various aspects such as: driver identification, reporting hours worked customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. In addition, using its recently launched SmartHub (formerly known as Treq5), Micronet provides third party telematics service providers a platform to offer services such as “Hours of Service,” or HOS. Micronet is also commencing an evaluation of integration with other telematics service providers, or TSPs. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advance driver assistance system.

Micronet’s customers consist primarily of Application Service Providers, or ASPs, and solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for constructions and heavy equipment. Micronet products are used by customers worldwide. The United States currently constitutes its largest market, representing approximately 78% and 74% of revenue for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017 and 2016, Micronet’s three largest customers represented approximately 30%, 20% and 12% of Micronet’s revenues and 23%, 20% and 10% of the Company’s total revenues, respectively.

During 2017, no other customer accounted for more than 10% of Micronet’s revenue.

Enertec operates in the Aerospace & Defense markets and designs, develops, manufactures and supplies various customized military computer-based systems, simulators, automatic test equipment and electronic instruments. Enertec’s solutions and systems are designed according to major aerospace integrators’ requirements and market technological needs and are integrated by them into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for use by the Israeli Air Force, Israeli Navy and by foreign defense entities.

On December 31, 2017, we, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’ entire share capital, Coolisys has agreed to pay at the closing of the transaction a purchase price of $5.25 million, of which $525,000 will be held in escrow for up to 14 months after the closing to satisfy certain potential indemnification claims, as well as assume up to $4 million of Enertec debt which consideration may be subject to certain adjustments set forth in the Share Purchase Agreement. Upon the signing of the Share Purchase Agreement, Coolisys agreed to deposit a termination fee of $300,000 into escrow to secure its obligations for closing. The parties’ obligations to consummate the closing are subject to the satisfaction of customary conditions precedent set forth in the Share Purchase Agreement on or before the later of (i) 60 days after the signing of the Share Purchase Agreement or (ii) 15 days after we deliver to Coolisys the audited balance sheet and the related audited consolidated cash flows for the year ended December 31, 2017 for Enertec, unless extended automatically by 30 days in accordance with the Share Purchase Agreement. We or Coolisys may terminate the Share Purchase Agreement if such conditions precedent were not completed within the aforementioned period. The Share Purchase Agreement contains customary representations and warranties by the parties.

In conjunction with, and as a condition to, the closing, we, Enertec, Coolisys, DPW and Mr. David Lucatz, our Chief Executive Officer, agreed to execute a consulting agreement, or the Consulting Agreement, whereby we, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec Systems) will pay us an annual consulting fee of $150,000 as well as issue us 150,000 restricted shares of DPW Class A common stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the closing and the remaining installments vesting on each of the first 2 anniversaries of the closing. In the event of a change of control of the Company, or if Mr. Lucatz shall no longer be employed by us, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity.

To date, no closing for the sale of Enertec has taken place and we continue to operate Enertec in the normal course pending the closing of the Share Purchase Agreement.

Approximately 71% and 81% of Enertec’s revenues for the years ended December 31, 2017 and 2016, respectively, were from independent business units or groups within Israeli Aerospace Industries Ltd., or IAI, the leading Israeli defense system integrator, and approximately 12% and 6%, respectively, were from Biosense Webster Ltd., a multi-national medical device company. We believe that these leading Israeli systems integrators (which consist of various and distinct business units or groups, each of which is a different potential customer) and the multi-national medical device company, diversify our business, markets and revenue streams. The system integrators that are our primary customers market their solutions throughout the world and across the full spectrum of military applications (land, sea and air). Command and control systems represented approximately 52% and 52% of Enertec’s revenues for the years ended December 31, 2017 and 2016, respectively. Management believes that the demand for our products, systems and solutions is not affected significantly by fluctuations in any particular geographic market outside the State of Israel because our products, systems and solutions can be tailored to fit the needs of these different disciplines and are not limited to any specific geographic region.

Our overall strategy focuses on continued internal growth through diligent efforts in our traditional growing markets with new technologies and innovative systems and products in the MRM market, as well as the development of new potential segments and markets. To enhance our growth, we also look for appropriate acquisitions to complement and expand our offerings, as well as support our goals and increase our competitive strengths. Currently, we concentrate the majority of our resources, including our marketing and sales efforts, in the United States and, Israeli and European markets.

Subsidiaries

We have two primary operating subsidiaries. We have a controlling interest in Micronet. We are also the sole owner of Enertec. Both Enertec and Micronet are held via our wholly-owned holding company Enertec Electronics Ltd., or Enertec Electronics, which operate the following businesses:

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

Micronet

Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the latter located in Salt Lake City, Utah, from which Micronet Inc., operates. Micronet operates in the MRM market as a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. Micronet designs, develops, manufactures and sells rugged mobile computing devices (tablets) that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s connected tablets collect data from the vehicle’s environment, upload the data to the costumers cloud and are designed to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. The Micronet products provide fleet operators among other things, with visibility, through in-cab audio and video, into vehicle location,  fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver identification, hours working report, customer/organization working procedures and protocols, rout management, electronic logging and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

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

In view of the competitive environment in which Micronet operates, Micronet is also considering adopting a business model which may include hardware as a service (Haas), which will encourage its customers to purchase products based on an installment payment method, offering the product as a service.

Micronet’s strategy is to continue to leverage its market position in the U.S. and global markets, to become a market leader for MRM products and services.

Recent developments

Micronet believes that awareness and demand for MRM solutions is significantly increasing, as customers seek to optimize workforce productivity and customer satisfaction.

Micronet currently offers its customers optional third party software services based on Android platform devices, which enable customer management and control (configuration and updates) of the products, including updates for the operational system, distance diagnostics of the product and similar services. These services are based on Micronet’s business cooperation with third party software vendors, which are integrated into the Micronet offered solutions and include guardian system design (GSD) which is a cloud based system. Such solutions offer customers and fleets the ability to manage, control and operate their equipment from a distance, perform malfunction diagnostics and improve their efficiency and provide a cost saving solution for the duration of the life of the installed products.

Micronet is also developing its own software which will enable the customers to receive reports related to specific data directly from the vehicle computers.

In 2018, Micronet intends to launch new business and technological services which will include an MRM application store service aimed for the MRM market, and which will include applications specifically designed for fleet management and workforce management applications. Micronet plans to partner with software applications providers and vendors in the market in order to create integrated solutions on its open-source Android operating systems and to offer a multi-layer solution that includes hardware, operating system and dedicated software that enable customers to integrate it into their service. Micronet intends to expand its customer base, approach new marketing and distribution channels, and pursue a business model which also combines a segment of recurring revenue stream built on licensing and software services.

During 2018, Micronet also intends to begin developing and providing advanced software services based on its new generation devices, with such plan dependent on Micronet entering into a variety of cooperation agreements with third parties application and software vendors.

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

Market opportunity

We believe that Micronet is well positioned to pursue a substantial market opportunity. The MRM market, in which we operate through Micronet, is growing and is expected to continue its growth in the coming years. As indicated in market research reports, in the United States, which historically has been Micronet’s largest market, there are currently approximately 10 million units in service with MRM systems, and this number was projected to grow to approximately 12  million by the end of 2017. In 2016, the global penetration rate of MRM systems was approximately 13% and the global penetration rate was forecasted to grow to approximately 15% by the end of 2017. In the United States, market penetration was projected to grow from 27% in 2016 to almost 32% by the end of 2017. The U.S. Department of Transportation’s Federal Motor Carrier Safety Administration, or the FMCSA, announced the adoption of the final rules and implementation schedule of its Electronic Logging Device mandate, or ELD mandate. The ELD mandate enables professional truck drivers and commercial motor carriers to track HOS compliance easily and efficiently. By 2019, truck drivers and carriers subject to the ELD mandate rules are required to use certified, registered Electronic Logging Devices (ELDs) that comply with the requirements of the ELD mandate. The ELD mandate requires interstate commercial truck and bus companies to use ELDs in their vehicles to record their compliance with the safety rules that govern the number of hours a driver can work. Full enforcement of the regulations commenced in 2017. With full implementation of the rules, we estimate the demand for our products will increase accordingly.

The ELD mandate is intended to help create a safer work environment for drivers, and make it easier, faster to accurately track, manage, and share records of duty status, or RODS, data. For carriers using automatic onboard recording devices, or AOBRDs, before the rule compliance date of December 18, 2017, the rule will replace AOBRDs with ELDs over a four-year implementation period. An ELD, among other things, synchronizes with a vehicle engine to automatically record driving time, for easier, more accurate HOS recording.

According to market estimations known to us, the number of electronic devices similar to those manufactured and marketed by Micronet which (i) are specifically intended for trucks use only and (ii) were installed following implementation of the first stage of the ELD mandate, amounted to 700,000 devices at the end of 2017. This reflects only 41% of the total estimated potential for that period which was approximately 1,700,000 devices.

Products and Services

Micronet currently offers various mobile and fix mounted computing tablets to the market, running on both Android and Microsoft operating systems. Micronet currently generates revenues primarily through the sale of its hardware products to service providers who sell those to end users.

Micronet continuously upgrades, enhances and improves its products and/or services. In 2016, Micronet launched the screenless SmartHub (formerly known as “TREQr5”), based on the Android operation system, which marks the entry into the car “black box” computer market and which Micronet believes may provide it with certain competitive advantages over the alternative offerings in the market in view of the fact that such products and services are based on the open platform that allows customers flexible integration with other software and services.

Also, during 2016, Micronet commenced an integration process with a certain a TSP according to which Micronet intends to provide third party telematics services such as HOS and commence evaluation of integrations with other TSPs, which will allow Micronet to provide its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advance driver assistance system.

At the beginning of 2018, Micronet launched its new device under the SmarTab brand, which is a rugged tablet suitable for use under extreme environment conditions. This launch marks Micronet’s entry into the rugged tablet market, which is designed to provide customers a solution fit for the functional purpose of a mobile rugged product designed specifically for the vehicle environment and for continuous work outside the vehicle. This product will enable users to use various applications such as receipt of customers signatures on merchandise delivered, performance of activities outside of the vehicle by the technician using designated software, together with the use of the device for fleet management purposes.

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

Key elements of Micronet’s strategy include:

●	Continuing to invest efforts in its technology and product development, through collaborations with its partners, customers and potential customers;

●	Focusing on offering innovative reliable solutions at a competitive price which will target the replacement of in house solutions of the service providers;

●	Expanding the sales channels through telecom operators or carriers;

●	Penetrating and developing the truck OEM market;

●	Partnering with and/or acquiring complementary technology to broaden and deepen its offerings and customer base; and

●	Integrating with third party TSPs in order to provide comprehensive solutions, which include hardware and advanced telematics services.

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

Sales and Marketing

Micronet’s customers consist primarily of TSPs specializing in the fleet and MRM markets. Currently, Micronet does not sell to end users. Its customers are generally leading service providers of commercial solutions that integrate a wide range of positioning technologies and computing fleet communications in the MRM market.

Micronet products are used by customers in over worldwide. The United States currently constitutes Micronet’s largest market, representing approximately 78% of Micronet’s revenue for the year ended December 31, 2017 and 74% for the year ended December 31, 2016. In any given year, a single customer may account for a significant portion of Micronet’s revenues. For the year ended December 31, 2017, our 5 largest customers represented approximately individually 30%, 20%, 12%, 7% and 6% of Micronet’s revenues, respectively. Our sales team consisted of 7 dedicated sales managers including back office team as of December 31, 2017.

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

During the fiscal years ended December 31, 2017 and 2016, Micronet spent NIS 7 million (approximately $1.9 million) and NIS 7.1 million (approximately $1.8 million), respectively, on research and development activities. Micronet uses its own resources to finances its research and development activities and none of the cost of such activities is borne by its customers.

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

Micronet’s competitors are private companies or companies that do not disclose their sales or other financial information, making it difficult to estimate Micronet’s market share and position in the market. Micronet believes that its most significant competitors include: CalAmp Corp., Morey Corporation (U.S.A.), Mobile Devices Corporation, MOTIA Co. Ltd, Advantech Co., Ltd. Garmin USA, Inc. and Samsung. In addition, some service providers consider the use of their in house development capabilities for the supply of their internal needs for mobile devices.

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

Employees

As of December 31, 2017, Micronet had approximately 76 full-time employees. Of these employees, 35 are employed in manufacturing positions, and the remainder are employed in sales, research and development, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good and sustainable relations with our employees.

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

We, including all of our subsidiaries, employed an aggregate of 162 employees on December 31, 2017.

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

On December 31, 2017, we, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’ entire share capital, Coolisys has agreed to pay at the closing of the transaction a purchase price of $5.25 million, of which $525,000 will be held in escrow for up to 14 months after the closing to satisfy certain potential indemnification claims, as well as assume up to $4 million of Enertec debt which consideration certain adjustments set forth in the Share Purchase Agreement. Upon the signing of the Share Purchase Agreement, Coolisys agreed to deposit a termination fee of $300,000 into escrow to secure its obligations for closing. No closing for the sale of Enertec has taken place and we continue to operate Enertec in the normal course pending the closing of the Share Purchase Agreement. Enertec met the definition of a component. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods results have been reclassified as discontinued operation accordingly.

New products

In addition to our traditional systems and products, we have been developing systems, solutions and products in the following areas: (1) operationally resilient computers integrated into various weapon systems, (2) missile launch platforms, (3) command and control systems, (4) missiles communications systems, (5) generic testers for military equipment, (6) power distributer units for robotic application (air, sea and land)and (7) mobile command & control centers, a rugged shelter which operates as a full system which is deployed in rugged and difficult terrains for the control and monitoring of advanced weapon systems. These systems and products utilize advanced know-how developed by Enertec’s trained and highly-skilled technical personnel. During 2017, we focused our development resources and solution capabilities in the missile defense area and accordingly, received orders in this area of business. Management believes that Enertec’s know-how, capabilities and expertise will enable us to further increase our product offerings to existing and other customers’ strategic projects in space land, air and sea. During 2017, Enertec also focused on expanding the market of fully automated testing systems for medical calibration devices relating to the treatment of heart rhythm disorders.

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

To help achieve its internal growth, Enertec has expanded its production capacity and facilities and continually improved and upgraded its workforce. The main current segments of the markets in which Enertec focuses its resources are the aerospace and defense and medical instruments fields. Territory-wise most of the activities exist in the Israeli domestic defense market which exports its systems worldwide.

Customers

Enertec’s customers are primarily leading Israeli defense system integrators. The system integrators’ customers are the Israeli Ministry of Defense and other ministries of defense worldwide. The balance of our sales is made directly to the Israeli defense and armed forces (mainly the IDF) that place direct orders.

As of December 31, 2017, approximately 75% of Enertec’s annual revenues were from independent business units or groups within Rafael and the IAI, the two leading Israeli defense system integrators, as compared to 86% at December 31, 2016. These leading Israeli system integrators (which consist of various and distinct business units or groups, each of which is a different potential customer) create diversity to our business, markets and revenue streams In addition, during 2017, Enertec also continued to expand its offering of fully automated testing system for the calibration of medical devices, with such sales accounting for 12% of Enertec’s revenues for the year ended December 31, 2017 as compared to 3% for the year ended December 31, 2016.

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

Backlog

As of December 31, 2017, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $8.4 million, which are orders that can be exercised from time to time but are an obligation of ours for the entire amount). As of December 31, 2016, Enertec had a backlog of orders for our systems, products and services in the amount of approximately $7.9 million (including $1.5 million in framework orders).

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

Employees

As of December 31, 2017, we had approximately 82 full-time employees at Enertec and 4 full-time employees at Enertec Electronics. Of these employees, 70 are employed in engineering and manufacturing positions, and the remainder are employed in sales, management and administrative positions. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

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

Research and development expenditures

Research and development costs totaled approximately $672,000 and $518,000 for the years ended December 31, 2017 and 2016, respectively, which equates to approximately 10% and 5% of Enertec’s revenues during these years, respectively. These expenditures have adequately satisfied our research and development requirements. We are using our engineering resources to research and design new technologies, products and solutions that we expect to implement into the new projects and large military programs of our core customers.

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

Regulation

Enertec’s electronic products must comply with the Underwriters Laboratories, or UL, standards, of the United States and the Conformité Européenne, or CE, standards of Europe to be eligible for sale in the respective countries subject to these standards. Each system must be tested, qualified and labeled under the relevant standards. This is a complicated and expensive process and once completed, the approved product may not be altered for sale.

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

We currently depend on the continued services and performance of our executive officers, particularly David Lucatz, our Chairman and also Micronet’s Chairman and President. Mr. Lucatz also serves as the President, Chairman and Chief Executive Officer of D.L. Capital Ltd., or DLC, the primary asset of which is its ownership of shares of our common stock. We have a management and consulting services agreement with DLC. Pursuant to a separate management and consulting services agreement, Mr. Lucatz has agreed to devote 22% of his time to Micronet matters for the term of that agreement. Our business and results of operations may suffer if Mr. Lucatz, other executive officers or directors, are unable to devote the attention necessary to our overall business strategy and operations.

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

A significant portion of our annual revenues in the past two years were derived from a few leading customers that are large scale strategic Israeli defense groups. In the MRM industry a significant portion of our MRM annual revenues derived from a few leading customers. As of December 31, 2017, the MRM division had five customers that combined account for approximately 75% of its revenues.

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

Micronet and Enertec currently receive certain tax benefits under the Israeli Law for Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an “Approved Enterprise.” To maintain their eligibility for these tax benefits, Micronet and Enertec must continue to meet several conditions including, among others, generating more than 25% of its gross revenues outside the State of Israel and continuing to qualify as an “Industrial Company” under Israeli tax law. An Industrial Company, according to the applicable Israeli law (Law for the Encouragement of Industry (Taxes), 1969), is a company that resides in Israel (either incorporated in Israel or managed and controlled from Israel) that, during the relevant tax year, derives at least 90% of its income from an Industrial Factory. An Industrial Factory means a factory that is owned by an Industrial Company and where its manufacturing operations constitute a vast majority of the factory’s total operations/business. The tax benefits of qualifying as an Industrial Company include a reduction of the corporate tax from 24% for “Regular Entities” and 16% or 7.5% for “Preferred Enterprises” (depending on the location of industry) in 2017. In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future. There is no assurance that Micronet and Enertec will continue to qualify for these tax benefits or that such tax benefits will continue to be available at their current level, or at all. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and Enertec and, accordingly, reduce our net profit after tax and negatively impact our profits.

We have entered into a Share Purchase Agreement with Coolisys for the sale of Enertec and our aerospace and defense division. We may not be successful in closing the sale of Enertec.

On December 31, 2017, we, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. The closing of the Share Purchase Agreement is subject to various closing conditions. To date, we have not consummated the sale of Enertec to Coolisys. There is no guarantee that we will be able to successfully consummate the contemplated sale of Enertec in a timely manner, if at all.

If we successfully consummate the sale of Enertec to Coolisys, our future revenues will be dependent on successfully entering into arrangements to be paid management fees from Micronet, or any other subsidiary we may acquire, in the future.

Currently, we derive most of our annual revenue through our ownership of our wholly owned subsidiary, Enertec. In addition, we also hold a majority ownership stake in Micronet, although Micronet does not pay us any dividends or management fees. If we are successful in consummating the sale of Enertec to Coolisys, we will have no revenues and therefore, in order to generate revenues, we will need to enter into an arrangement with Micronet, or any other subsidiary we may acquire, relating to the payment for certain management functions we perform. There is no guarantee that we will be able to successfully negotiate, and enter, into such a management arrangement and our failure to do so may have an adverse effect on our future revenues and overall financial condition.

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

We may become a target for cybersecurity disruptions which may impact our business operations.

We may be subject to attempted cybersecurity disruptions from a variety of threat actors. If systems for protecting against cybersecurity disruptions prove to be insufficient, the Company, customers, employees or third parties could be adversely affected. Such cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost or stolen; result in employee, customer or third party information being compromised; or otherwise disrupt business operations. We could incur significant costs to remedy the effects of such a cybersecurity disruption, as well as in connection with resulting regulatory actions and litigation, and such disruption may harm our relationships with our customers and impact our business reputation.

Risks Related to Ownership of our Securities

Your ability to influence corporate decisions may be limited because ownership of our common stock is concentrated.

As of March 31, 2018, Mr. Lucatz, our Chairman, Chief Executive Officer and President beneficially owns 2,597,200 shares, or approximately 28.4% (and 25.6% on a fully diluted basis) of our outstanding common stock. As a result, Mr. Lucatz, may effectively control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and this may have a material adverse effect on the trading price of our common stock.

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

To the extent that we raise additional funds by issuing equity securities, such as through our Standby Equity Distribution Agreement as described below, or convertible debt securities, our stockholders may experience significant dilution. Sales of additional equity and/or convertible debt securities at prices below certain levels will trigger anti-dilution provisions with respect to certain securities we have previously sold. If additional funds are raised through a credit facility, or the issuance of debt securities or preferred stock, lenders under the credit facility or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of our common stock, and any credit facility or additional securities could contain covenants that would restrict our operations.

If the price of our common stock is volatile, purchasers of our common stock could incur substantial losses.

The price of our common stock has been, and may continue to be volatile. The market price of our common stock may be influenced by many factors, including but not limited to the following:

●	announcements of developments related to our business;

●	quarterly fluctuations in our actual or anticipated operating results;

●	announcements of technological innovations;

●	the completion of the proposed sale of Enertec;

●	new products or product enhancements introduced by us or by our competitors;

●	developments in patents and other intellectual property rights and litigation;

●	developments in our relationships with our third party manufacturers and/or strategic partners;

●	developments in our relationships with our customers and/or suppliers;

●	regulatory or legal developments in the United States, Israel and other countries;

●	general conditions in the global economy; and

●	the other factors described in this “Risk Factors” section.

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

We did not declare or pay cash dividends in either 2017 or 2016 and do not expect to pay dividends for the foreseeable future.

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

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. In that regard, on September 1, 2017, we received a written notice from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our common stocks was below $1.00 per share for the preceding 30 consecutive business days. On January 8, 2018, we received a written notice from Nasdaq that for at least 10 consecutive business days, from December 20, 2017 to January 5, 2018, the closing bid price for our common stock had been at $1.00 or greater and, as a result, we had regained compliance with Nasdaq Listing Rule 5550(a)(2). If our closing bid price again falls below $1.00 per share for 30 consecutive trading days, we may be subject to delisting and such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Enertec’s properties consist of leased combined office and manufacturing facilities used for sales, support, research and development, manufacturing, and our headquarters (management and administrative personnel). Enertec’s offices and facilities currently consist of approximately 25,000 square feet located in Karmiel, in the north of Israel leased at approximately $257,000 per year for the remaining lease duration. The lease term expires in June 2021, subject to two five-year extension options and an early termination provision after five years, which we hold. We believe that Enertec’s present facilities are suitable for its existing and projected operations for the near future. In addition, upon the contemplated sale of Enertec, the aforementioned lease will be assumed by Coolisys.

Micronet currently maintains two facilities in adjacent buildings in Azur, Israel. Both of these facilities are leased, one under a long-term lease, or the Long Term Lease, under which Micronet has purchased “like ownership” rights from the Israeli Land Administration. The facility subject to the Long Term Lease is used as Micronet’s headquarters and the other facility is an industrial building which houses its factory. Micronet’s executive offices occupy approximately 9,150 square feet and house the corporate functions, sales support, and marketing, finance, engineering and operating groups. The Long Term Lease expires in April 2028, subject to our option to extend the term by another 49 years. We do not pay rent with respect to this facility because we have purchased the lease rights. The factory facility occupies approximately 9,400 square feet at approximately $6,000 per month. The facility is used for the manufacturing and logistic support of the business, including warehouse. During 2017, Micronet paid $89,000 in connection with the Long Term Lease.  Micronet believes that its present facilities are suitable for its existing and projected operations for the near future. Our U.S. subsidiary, Micronet Inc., maintains leased offices in Salt Lake City, Utah. Micronet Inc.’s lease was extended on month to month basis in May 2016 until either party provides written three month notice to the other and the rent cost is approximately $252,000 per year. The factory facility in Salt Lake City occupies approximately 14,809 square feet and is used for the assembly and logistic support of the business, including warehouse.

Item 3.	Legal Proceedings.

On March 30, 2017, Micronet announced in an immediate report filed with the Israeli Securities Authority that it received notice from a client, or the Client, relating to tests performed by the Client which, to the Client’s belief, revealed a defect in the materials included in the battery integrated into a certain product of Micronet purchased by the Client. In its immediate report, Micronet clarified that the product at issue is an older product that has since been replaced by newer models and is part of the portfolio of products purchased from Beijer in June 2014. The Client filed a complaint, or the Complaint, in this matter with the United States National Highway Traffic Safety Administration, or the Regulator. The basis of the Complaint relates to similar problems in the specific product that were previously addressed with the Client pursuant to Micronet’s warranty and in the ordinary course of business. In light of these events, Micronet performed independent tests to examine the Client’s complaint (including addressing the issue with the battery manufacturer) and simultaneously addressed the issue with the Regulator, including filing its response to the Complaint. Micronet does not believe the product in question contains a significant defect, as alleged by the Client and has stated its position in its response to the Regulator. To date, Micronet has not yet received the Regulator’s response to the Complaint. Currently, Micronet and the Client have continued to maintain a business relationship notwithstanding the Complaint and are working together to find a technical and commercial solution while discussing a resolution to the dispute related to the Complaint. As of the date hereof, the parties each possess certain claims against the other (Micronet relating to outstanding payments for an existing invoice and the Client with respect to the alleged damage caused to it relating to the matters identified above). In addition, Micronet has informed its insurance carrier of the potential claim. At this stage, we are unable to estimate whether this matter, taking into consideration the fact that Micronet reported that the product discussed is an older generation product that was replaced by marketing of other advanced products, will have a material adverse effect on Micronet’s prospective sales or on our business.

From time to time we may become subject to litigation incidental to our business. Other than as set above, Enertec and Micronet are not currently parties to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed on Nasdaq under the symbol “MICT.” Our warrants are listed on Nasdaq under the symbol “MICTW.”

The following table sets forth, for the periods indicated, the range of high  and low sale prices of our common stock on Nasdaq through December 31, 2017:

Quarter	High	Low
2017
First quarter	$1.41	$1.17
Second quarter	$1.30	$0.99
Third quarter	$1.07	$0.76
Fourth quarter	$1.41	$0.68

2016
First quarter	$2.31	$1.57
Second quarter	$2.29	$1.61
Third quarter	$2.19	$1.60
Fourth quarter	$1.73	$1.17

The following table sets forth, for the periods indicated, the range of high and low sale prices of our warrants on Nasdaq through December 31, 2017:

Quarter	High	Low
2017
First quarter	$0.365	$0.0604
Second quarter	$0.26	$0.0947
Third quarter	$0.19	$0.10
Fourth quarter	$0.275	$0.061

2016
First quarter	$0.23	$0.17
Second quarter	$0.18	$0.14
Third quarter	$0.18	$0.12
Fourth quarter	$0.16	$0.05

On April 10, 2018, the last reported sale price of our common stock on Nasdaq was $1.29 per share.

On April 10, 2018, the last reported sale price of our warrants on Nasdaq was $0.031 per warrant.

Holders

As of April 9, 2018, we had 9,144,465 shares of common stock outstanding and such shares were held by 11 stockholders of record. Because some of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We did not declare or pay cash dividends in either 2017 or 2016 and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We have no dividends policy and will consider distributing dividends on a year by year basis. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide rugged mobile devices for the growing commercial MRM market and high tech solutions for severe environments and the battlefield, including missile defense technologies for Aerospace& Defense. Our MRM division develops, manufactures and provides mobile computing platforms for the multibillion dollar mobile logistics management market in the U.S., Europe and Israel. American-manufactured systems are designed for outdoor and challenging work environments in trucking, distribution, logistics, public safety and construction. We design, develop, manufacture and supply customized military computer-based systems, simulators, automatic test equipment and electronic instruments, addressing a multi-billion-dollar defense industry. Solutions and systems are integrated into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for the Israeli Air Force, Israeli Navy and by foreign defense entities.

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

On December 31, 2017, we, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’ entire share capital, Coolisys has agreed to pay at the closing of the transaction a purchase price of $5.25 million, of which $525,000 will be held in escrow for up to 14 months after the closing to satisfy certain potential indemnification claims, as well as assume up to $4 million of Enertec debt which consideration certain adjustments set forth in the Share Purchase Agreement. Upon the signing of the Share Purchase Agreement, Coolisys agreed to deposit a termination fee of $300,000 into escrow to secure its obligations for closing. No closing for the sale of Enertec has taken place and we continue to operate Enertec in the normal course pending the closing of the Share Purchase Agreement.

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

In December 2015, the U.S. Department of Transportation’s FMCSA, announced the publication of the final rule and implementation schedule of its Electronic Logging mandate. The FMCSA mandate requires interstate commercial truck and bus companies to use ELD in their vehicles to record their compliance with the safety rules that govern the number of hours a driver can work. Implementation of rule compliance will begin immediately, and full enforcement of the regulations commenced in 2017.  With full implementation of the rules, industry analysts anticipate that the number of ELD-equipped trucks on the road will increase from 1 million today to approximately 2.7 million in 2017.

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

During 2016, Micronet launched the SmartHub (formerly known as “Treq5”), which is a screenless Android based On Board Computer which enables Micronet to compete in the black box market. In 2017, the SmartHub reached sales of $5.6 million, or approximately 31% of the Micronet’s total revenues.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

●	Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the through the acquisition of Beijer. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such changes do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Amortization of note discount - These expenses are non-cash and are related to amortization of discount of the note purchase agreements with YA II PN, or YA II. Such expenses do not reflect our on-going operations.

●	Stock-based compensation - This is stock-based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

The following table reconciles, for the periods presented, GAAP net loss attributable to Micronet Enertec to non-GAAP net loss attributable to Micronet Enertec and GAAP loss per diluted share attributable to Micronet Enertec to non-GAAP net income per diluted share attributable to Micronet Enertec:

	Year ended December 31,
	(Dollars in Thousands, other than share and per share amounts)
	2017	2016
GAAP net loss from continued operation	$(5,060)	$(6,262)
Amortization of acquired intangible assets	504	582
Stock-based compensation and shares issued to service providers	102	294
Amortization of note discount	158	(24)
Income tax-effect of above non-GAAP adjustments	(3)	(6)
Total Non-GAAP net loss from continued operation	$(4,299)	$(5,416)
Non-GAAP net loss per diluted share from continued operation	$(0.60)	$(0.91)
Shares used in per share calculations	7,128,655	5,966,622
GAAP basic and diluted loss per share from discontinued operation	$(0.68)	$(0.21)
GAAP basic and diluted loss per share from continued operation	(0.70)	(0.76)

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Revenues for the year ended December 31, 2017 were $18,366,000 as compared to $13,284,000 for the year ended December 31, 2016. These revenues represent an increase of $5,082,000, or 38%, in the Company’s revenues for the year 2017. The increase in revenues is primarily due to an increase in Micronet revenues as a result of an increase in customer orders related to Micronet’s new SmartHub product line.

Gross profit increased by $1,645,000, or 63%, to $4,272,000 for the year ended December 31, 2017. This is in comparison to gross profit of $2,627,000 for the year ended December 31, 2016.  Gross profit as a percentage of sales was 23% for the year ended December 31, 2017 compared to 20% for the year ended December 31, 2016. This increase is mainly due to an increase in the volume of units sold relating to Micronet’s new product line.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the year ended December 31, 2017 were $1,883,000, as compared to $1,352,000 for the year ended December 31, 2016. This represents an increase of $531,000, or 39%, for the year 2017. The increase is primarily due to an increase in sales commissions as a result of the increase in revenues and increases in salaries of sales and marketing employees as a result of increased marketing efforts in North America and Europe.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the year ended December 31, 2017 were $4,116,000 as compared to $4,535,000 for the year ended December 31, 2016. This represents a decrease of $419,000, or 9%, for the year ended December 31, 2017. The decrease is mainly due to cost saving measures undertaken by Micronet and the Company, as well as decreases in consultant and professional expenses.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the year ended December 31, 2017, were $1,964,000 compared to $1,802,000 for the year ended December 31, 2016. This represents an increase of $162,000, or 9%, for the year ended December 31, 2017. The increase is mainly attributed to an increase in payroll costs.

Net Loss from operations

Our net loss from operations for the year ended December 31, 2017 was $4,669,000, or 25% as a percentage of sales, compared to an operating loss of $5,988,000, or 45% as a percentage of sales, for the year ended December 31, 2016. The decrease in net loss is mainly a result of the increase in revenues and in gross margins.

Financial Expenses, net

Financial expenses net, for the year ended December 31, 2017 were $401,000 compared to $319,000, for the year ended December 31, 2016. This represents an increase of $82,000, or 26%, for the year ended December 31, 2017. The increase in financial expenses in the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to an increase in exchange rate differentials.

Net Loss attributed to Micronet Enertec Technologies, Inc. from continued operation

Our net loss attributable to Micronet Enertec from continued operation was $5,060,000, or 28% as a percentage of sales, in the year ended December 31, 2017, compared to net loss attributable to Micronet Enertec from continued operation of $6,262,000, or 47% as a percentage of sales, in the year ended December 31, 2016. This represents a decrease in net loss of $1,202,000, or 19%, as compared with the year ended December 31, 2016.  The change is mainly a result of the increase in revenues and the changes in gross profit and operating expenses as described above.

Discontinued operation

As a result of the proposed sale of our Enertec subsidiary to Coolisys, we have classified Enertec’s assets and liabilities as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as discontinued operation. Enertec’s net loss increased from $1,200,000 for the year ended December 31, 2016 to a net loss of $4,900,000 for the year ended December 31, 2017. The increase in net loss is mainly attributed to a 25% decrease in revenues, a less profitable and longer continuation of certain projects as a result of cash flow deficiencies, a delay in delivery and progress of certain projects and a $1,000,000 doubtful debt resulting in an increase of the general and administrative expenses.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans, a loan from Meydan Family Trust No 3, or Meydan, and loans from YA II PN, all as described below.

For the year ended December 31, 2017, our total cash and cash equivalents and restricted cash and marketable securities balance was $2,398,000 (of which no marketable securities), as compared to $4,111,000 (of which marketable securities amounted to $2,978,000) for the year ended December 31, 2016. This reflects a decrease of $1,713,000 in cash and cash equivalents and restricted cash and marketable securities. The decrease in cash and cash equivalents is primarily a result of loan repayments.

For the year ended December 31, 2017, our net cash used in operating activities was $4,073,000, as compared to $4,615,000 for the year ended December 31, 2016. The change in operating activities is primarily a result of increase in accounts receivable and inventories.

For the year ended December 31, 2017, our net cash provided by investing activities was $3,171,000, as compared to $2,605,000 for the year ended December 31, 2016. The change in investing activities is primarily a result of the sale of marketable securities.

For the year ended December 31, 2017, our net cash used in financing activities was $2,387,000, as compared to $481,000 for the year ended December 31, 2016. The change in financing activities is primarily a result of bank loan repayments.

On December 31, 2017, we, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys has agreed to pay at the closing of the transaction a purchase price of $5.25 million, as well as assume up to $4.0 million of Enertec debt which consideration may be subject to certain adjustments set forth in the Share Purchase Agreement. Enertec met the definition of a component. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods results have been reclassified as discontinued operation accordingly.

In conjunction with, and as a condition to, the closing of the Share Purchase Agreement, the Company, Enertec, Coolisys, DPW and Mr. David Lucatz, the Company’s Chief Executive Officer, agreed to execute a consulting agreement, or the Consulting Agreement, whereby the Company, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec) will pay the Company an annual consulting fee of $150,000 as well as issue the Company 150,000 restricted shares of DPW Class A common stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the closing and the remaining installments vesting on each of the first 2 anniversaries of the closing. In the event of a change of control in the Company, or if Mr. Lucatz shall no longer be employed by the Company, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity.

For the year ended December 31, 2017, our net cash used in discontinued operating activities was $1,367,000, as compared to net cash provided by discontinued operating activities $1,228,000 for the year ended December 31, 2016. The change is mainly a result of the increase of net loss and decrease in trade accounts receivable.

For the year ended December 31, 2017, our net cash provided by discontinued investing activities was $43,000, as compared to net cash used in discontinued investing activities of $574,000 for the year ended December 31, 2016. The change is mainly a result of the increase in restricted cash.

For the year ended December 31, 2017, our net cash provided by discontinued financing activities was $1,427,000 as compared to net cash used discontinued financing activities of $723,000 for the year ended December 31, 2016. The change is mainly a result of an increase in a short term bank loan.

On June 30, 2016, the Company and Enertec Electronics entered into a Note Purchase Agreement with YA II, whereby YA II purchased $600,000 of notes from the Company. The outstanding principal balance of the notes bears interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Company are required to make payments of $150,000 of principal plus accrued interest. All amounts payable were to be due on July 10, 2017, which was subsequently extended to December 31, 2017. We made the required payments due on December 31, 2017.

On October 28, 2016, the Company and Enertec Electronics entered into an additional Note Purchase Agreement with YA II whereby YA II loaned an additional $500,000 to the Company pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bore interest at 7% per annum. The additional note was to mature on November 20, 2017, which was subsequently extended to March 31, 2018.

On December 22, 2016, the Company and Enertec Electronics entered into a Supplemental Agreement with YA II, whereby YA II agreed to lend us an additional $1,000,000 pursuant to a secured promissory note. The outstanding principal balance of this note bore interest at 7% per annum. The note was to mature on December 20, 2017, which was subsequently extended to September 30, 2018.

On June 8, 2017, the Company and Enertec Electronics entered into the Second Supplemental Agreement with YA II, whereby YA II agreed to lend us $600,000 pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bore interest at 7% per annum. The additional note was to mature on December 31, 2018. The Company has agreed to make payments of $100,000 on September 30, 2018 and $500,000 on December 31, 2018. The note, along with the other notes held by YA II, was secured by a pledge of shares of Micronet owned by Enertec Electronics.

Pursuant to the Second Supplemental Agreement, the Company, Enertec Electronics and YA II agreed to amend the terms of the June 2016 Note, the October 2016 Note and the December 2016 Note. Pursuant to the Second Supplemental Agreement, the June 2016 Note was amended to (i) extend the maturity date to December 31, 2017 and (ii) amend the repayment schedule owed under such note such that $150,000 shall be payable by the Company on each of October 10, 2016, May 1, 2017, September 30, 2017 and December 31, 2017 (provided, however, that we have previously repaid the October 10, 2016 and May 1, 2017 payments). Pursuant to the Second Supplemental Agreement, the October 2016 Note was amended to (i) extend the maturity date to March 31, 2018 and (ii) amend the repayment schedule such that on May 1, 2017 the Company shall make a payment of $150,000 (provided, however, that we have previously repaid the May 1, 2017 payment), on September 30, 2017 the Company shall make a payment of $100,000, on December 31, 2017 the Company shall make a payment of $150,000 and on March 31, 2018 the Company shall make a payment of $100,000. Pursuant to the Supplemental Agreement, the December 2016 Note was amended to (i) extend the maturity date to September 30, 2018 and (ii) amend the repayment schedule such that on March 31, 2018, the Company shall make a payment of $300,000, on June 30, 2018 the Company shall make a payment of $400,000 and on September 30, 2018 the Company shall make a payment of $300,000.

In addition, the Company agreed to amend the exercise price of warrants to purchase 66,000 shares of our common stock issued to YA II on June 30, 2016, with an original exercise price of $4.30 per share, warrants to purchase 66,000 shares of our common stock issued to YA II on October 28, 2016, with an original exercise price of $3.00 per share, and warrants to purchase 120,000 shares of our common stock issued to YA II on December 22, 2016, with an original exercise price of $3.00 per share, to $2.00 per share. The warrants also provide for demand and piggyback registration rights.

The Company agreed to pay to YA Global II SPV LLC (as designee of YA II) a commitment fee in the amount of $25,000 and a $25,000 extension fee in consideration for amending the terms of the June 2016, October 2016 and December 2016 Notes. In addition, the Company agreed to accelerate a commitment fee of $50,000, payable pursuant to a First Supplemental Agreement dated December 22, 2016, to be paid at the closing of the December 2016 Note.

In connection with the Second Supplemental Agreement and issuance of the additional note, on June 8, 2017, we agreed to grant to YA II a five-year warrant to purchase 90,000 shares of our common stock. The warrant is exercisable at an exercise price equal to $2.00 per share of common stock for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the warrant is available. The warrant also provides for demand and piggyback registration rights.

On June 8, 2017, we entered into another note purchase agreement with YA II whereby YA II agreed to lend us $600,000 pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bore interest at 7% per annum. The additional note was to mature on December 31, 2018 and we were to make payments of $100,000 on September 30, 2018 and $500,000 on December 31, 2018.

On August 22, 2017, the Company and Enertec Electronics executed the Third Supplemental Agreement which supplements the Note Purchase Agreement executed by the parties on October 28, 2016. Pursuant to the Third Supplemental Agreement, we borrowed $1,500,000 from YA II pursuant to the terms of a secured promissory note. The outstanding principal balance of the note bore interest at 7% per annum. The note was to mature on November 22, 2017. On November 19, 2017, the Company and YA II amended the maturity date of the August 2017 Note to February 15, 2018 and provided that the Company may extend such maturity date to January 15, 2019 at its sole discretion.

Upon the occurrence of an Event of Default (as defined in the notes), all amounts payable may be due immediately. In addition, if we receive any cash proceeds in connection with the sale or proposed sale of any of our holdings in any of our subsidiaries (if and to the extent such transaction is consummated) including without limitation, installment payments or break-up fee payments, we are required to pre-pay the outstanding balance of the note as soon as such proceeds are received. The notes are secured by a pledge of shares of Micronet owned by Enertec Electronics.

On March 29, 2018, the Company and Enertec Electronics executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3.2 million, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1.8 million, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of the above described promissory notes issued by the Company to YA II on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3.2 million. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1.8 million. At the closing of the transactions contemplated by the securities purchase agreement, the Company agreed to pay YA II, or its designee, a commitment fee of $90,000, an extension fee of $50,000 relating to the prior extension of the secured promissory note issued on August 22, 2017, and $126,786.74 representing the accrued and unpaid interest on the Prior Notes.

Pursuant to the terms of the securities purchase agreement, the Company agreed not to create, incur or assume any new indebtedness, liens or enter into a variable rate transaction, subject to certain exceptions, until the repayment of the Series B Debenture.

Pursuant to the terms of the Series A Debentures, YA II may elect to convert the required payments due thereunder into the Company’s common stock at a fixed conversion price of $2.00 per share. In addition, the Company may, at its sole discretion, convert a required payment at a conversion price equal to 98.5% of the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately preceding a conversion, provided that such price may not be less than $0.50. In addition, pursuant to a Series A Debentures, the Company agreed to pay YA II $63,287 representing the remaining unpaid and accrued interest from one of the Prior Notes within 90 days.

Pursuant to the terms of the Series B Debenture, YA II may elect to convert the required payments due thereunder into the Company’s common stock at a fixed conversion price of $4.00 per share. In addition, the Company may, at its sole discretion, convert a required payment at a conversion price equal to 98.5% of the lowest daily volume weighted average price during the ten consecutive trading days immediately preceding a conversion, provided that such price may not be less than $0.50.

Upon a change of control of the Company, YA II may elect to convert the Series A Debentures and Series B Debenture at either the relevant fixed conversion price or the variable conversion price, at its sole discretion. Upon the occurrence of an Event of Default (as defined in the Series A Debentures and the Series B Debenture), all amounts payable may be due immediately and YA II may elect to convert the Series A Debentures and the Series B Debenture at either the relevant fixed conversion price or the variable conversion price, at its sole discretion. The Series A Debentures and Series B Debenture are secured by a pledge of shares of Micronet owned by Enertec Electronics.

In addition, pursuant to the terms of the securities purchase agreement, the Company agreed to issue to YA II a warrant to purchase 500,000 shares of the Company’s common stock at a purchase price of $2.00 per share, a warrant to purchase 200,000 shares of the Company’s common stock at a purchase price of $3.00 per share and a warrant to purchase 112,500 shares of the Company’s common stock at a purchase price of $4.00 per share.

On August 22, 2017, the Company entered into a Standby Equity Distribution Agreement, or the 2017 SEDA, with YA II for the sale of up to $10 million of shares of the Company’s common stock, par value $0.001 per share, over a three-year commitment period.  Under the terms of the 2017 SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount to market of 1.5%.  The Company is not obligated to utilize any of the $10 million available under the 2017 SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the 2017 SEDA over the three-year term will depend on the market price for the Company’s common stock and the number of shares actually sold. YA II is obligated under the SEDA to purchase shares of the Company’s common stock from the Company subject to certain conditions including, but not limited to the Company filing a registration statement with the United States Securities and Exchange Commission, or the SEC, to register the resale by YA II of shares of common stock sold to YA II under the 2017 SEDA and the SEC declaring such registration statement effective. The 2017 SEDA does not impose any restrictions on the Company’s operating activities. During the term of the 2017 SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock. To date, the Company has not sold any shares under the 2017 SEDA.

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

On November 22, 2017, we entered into a Securities Purchase Agreement with one investor, an affiliate of YA II, for the sale of 555,556 shares of the our common stock at a purchase price per share of $0.90 per share in a registered direct offering for total gross proceeds of $500,000. The shares were offered and sold by us pursuant to our shelf registration statement on Form S-3 (File No. 333-219596). The net proceeds to us from the offering, after deducting fees and expenses, were $495,000.

On February 22, 2018, we entered into a Securities Purchase Agreement with D-Beta One EQ, Ltd., an existing stockholder and an affiliate of YA II, an existing lender, stockholder and warrant-holder of ours and whom we have entered into the 2017 SEDA, for the sale of 456,308 shares of our common stock at a purchase price per share of $1.05 per share in a registered direct offering for total gross proceeds of approximately $479,123. The shares were offered and sold by us pursuant to our shelf registration statement on Form S-3 (File No. 333-219596). The net proceeds to us from the offering, after deducting fees and expenses, were approximately $474,123.

On September 2, 2015, Enertec entered into a Credit Line Agreement with a financing firm, or the Financing Firm, pursuant to which the Financing Firm agreed to grant Enertec a credit line.  The maximum aggregate amount of the Credit Line Agreement is $675,000 and up to 85% of open trade receivables invoices. The annual interest rate is Prime plus 1.75%. The Credit Line Agreement will expire on April 30, 2017. On August 31, 2017, the Credit Line Agreement was terminated.

On December 30, 2015, we entered into a Loan Agreement, or the Meydan Loan, with Meydan, pursuant to which Meydan agreed to loan the Company $750,000 on certain terms and conditions. The proceeds of the Meydan Loan were used by us for working capital and general corporate needs. The Meydan Loan bore interest at the rate of Libor plus 8% per annum and was due and payable in 4 equal installments beginning on July 10, 2016. The Meydan Loan was fully paid in March 2018.

In connection with our acquisition of the Vehicle Business, Micronet entered into a loan agreement, or the FIBI Loan Agreement, with the First International Bank of Israel, or FIBI.  Under this agreement, FIBI loaned Micronet $4.85 million for the financing of this acquisition.  Pursuant to the terms of the FIBI Loan Agreement, $2.425 million of the loan bears interest at a quarterly adjustable rate of Prime plus 1.5 percent (3.75% percent as of the date of the loan), or the Long Term Portion. The Long Term Portion plus interest is due and payable in twelve equal consecutive quarterly installments beginning on August 29, 2014. The balance of the loan in the amount of $2.425 million bears interest at a quarterly adjustable rate of Prime plus 1.2% (3.45% as of the date of the loan), or the Short Term Portion. The Short Term Portion is due and payable within one year from the date of the loan, and the interest on the Short Term Portion is due and payable every quarter beginning on August 29, 2014. The loan was secured mainly by a floating charge against Micronet’s assets and a mortgage on a building owned by Micronet. The loan was subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of May 28, 2015, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion for a period of nine months ending on November 29, 2016. As of November 29, 2016, Micronet repaid the Short Term Portion and borrowed a new loan for the same amount and on the same terms as the prior Short Term Portion until January 29, 2017. On May 29, 2017, the FIBI Loan Agreement was fully paid.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45 percent, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7 percent, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of December 31, 2017, the balance on the Mercantile Loan was $1,582,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7%. for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3 million. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of December 31, 2017, the fair value of this Phantom Stock Option was less than $11,000.

As of December 31, 2017, our total current assets were $25,308,000, as compared to $26,647,000 at December 31, 2016. The decrease is mainly due to the decrease in cash and cash equivalents as described above.

Our trade accounts receivable at December 31, 2017 were $5,183,000 as compared to $3,059,000 at December 31, 2016.  The increase is due to the increase in revenues.

As of December 31, 2017, our working capital was $3,062,000, as compared to $7,441,000 at December 31, 2016. The decrease in the working capital primarily is due to the decrease in cash and cash equivalents and a decrease in short term bank loans.

As of December 31, 2017, our total debt (including current portion on long-term loans from others) was $5,168,000 as compared to $7,407,000 at December 31, 2016.

Our bank debt is composed of short-term loans amounting to $1,582,000 as of December 31, 2017 compared to $3,680,000 at December 31, 2016, and long-term loans amounting to $0 as of December 31, 2017 compared to $1,093,000 at December 31, 2016.

Our current debt includes our bank debt described above and loans from YA II:

●	Our bank debt is composed of short-term loans to Enertec Electronics and Micronet amounting to $1,582,000 as of December 31, 2017 compared to $3,680,000 at December 31, 2016, and long-term loans amounting to $0 as of December 31, 2017 compared to $1,093,000 at December 31, 2016. The short-term loans bear interest rates between Israeli prime (currently 1.6%) plus 1.7% to 2.45%. The long-term loans have maturity dates between July 2018 and July 2019 and bear interest rates Israeli Prime plus 2.45%. Upon the consummation of the sale of Enertec, Coolisys will assume $4,000,000 of such existing net indebtedness owed by Enertec.

●	Enertec Electronics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics had not met all of its bank covenants as of December 31, 2017. Certain restricted cash is used as collateral to secure the loan.

●	As described above, on March 29, 2018, the Company and Enertec Electronics executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) the Series A Convertible Debentures in the aggregate principal aggregate amount of $3.2 million and (2) the Series B Convertible Debenture in the principal aggregate amount of $1.8 million.

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

In 2018, we paid current portion of certain bank loans and the entire outstanding debt owed to Meydan in a total amount of $1,000,000 and we expect to pay off certain debts owed to YA II in the amount of $1,000,000 by the end of the year, using cash flow from operations or possibly additional debt or equity financings.

In addition, if we are successful in consummating the sale of Enertec to Coolisys, we will receive $5,250,000, subject to certain adjustments, in gross proceeds, as well as have $4,000,000 in Enertec’s net debt assumed by Coolisys. There is no guarantee that we will be successful in consummating the sale of Enertec.

The Company filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process, which was declared effective on November 8, 2017. Under this shelf registration process, we may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30,000,000, pursuant to which we have sold approximately $1,000,000 of our securities under to date.

On June 30, 2016, we entered into a Standby Equity Distribution Agreement, or the 2016 SEDA, with YA II for the sale of up to $2.39 million of shares of the Company’s common stock over a three-year commitment period. We utilized our 2016 SEDA for purposes of raising capital. The 2016 SEDA did not impose any restrictions on our operating activities. During the term of the 2016 SEDA, YA II was prohibited from engaging in any short selling or hedging transactions related to our common stock. As of November 17, 2017, we have sold $2,386,750 of our common stock pursuant to the 2016 SEDA and have fully exhausted the shares available under the 2016 SEDA.

On August 22, 2017, we entered into the 2017 SEDA for the sale of up to $10 million of shares of the Company’s common stock over a two-year commitment period. Under the terms of the 2017 SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount. The Company intends to utilize the 2017 SEDA once the registration statement registering the shares available under the 2017 SEDA is both filed and declared effective by the SEC.

Based on our current business plan and existing loans, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for the next twelve months. However, we believe that we may need to raise additional funds if we want to materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks, the YA II loans, the potential proceeds from the sale of Enertec and the 2017 SEDA, and we may seek additional financing from them or through securities offerings. We intend to use such funds in order to expand our operations, refinancing our various debts, develop new products, enhance existing products or respond to competitive pressures. However, we may also undertake additional debt or conduct equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Further, there is no assurance that we will be able to borrow additional funds on favorable terms or at all.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2017. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, at December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
David Lucatz	61	Chairman of the Board, Chief Executive Officer and President
Tali Dinar	47	Chief Financial Officer
Chezy (Yehezkel) Ofir(1)(2)(3)	66	Director
Jeffrey P. Bialos (1)(2)(3)	62	Director
Miki Balin(1)(2)(3)	47	Director

(1)	A member of the Audit Committee.

(2)	A member of the Compensation Committee.

(3)	A member of the Corporate Governance/Nominating Committee.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

David Lucatz. Mr. Lucatz was elected to our Board and appointed as our President and Chief Executive Officer in May 2010 and as a director of Micronet Ltd., our 50.07% owned subsidiary, in September 2012. Since May 2010, Mr. Lucatz has been serving as the President of Enertec Systems 2001 Ltd., our wholly-owned subsidiary. Since 2006, he has been the Chairman of the Board, President and Chief Executive Officer of DL Capital Ltd., a boutique investment holding company based in Israel specializing in investment banking, deal structuring, business development and public/private fund raising with a strong focus in the defense and homeland security markets. From 2001 until 2006, he was part of the controlling shareholder group and served as a Deputy President and Chief Financial Officer of I.T.L. Optronics Ltd., a publicly-traded company listed on the Tel Aviv Stock Exchange engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries. From 1998 to 2001, he was the Chief Executive Officer of Talipalast, a leading manufacturer of plastic products. Previously, Mr. Lucatz was an executive vice president of Securitas, a public finance investments group. Mr. Lucatz holds a B.Sc. in Agriculture Economics and Management from the Hebrew University of Jerusalem and a M.Sc. in Industrial and Systems Engineering from Ohio State University.

We believe that Mr. Lucatz’s experience over the last 25 years in management, operations, finance and business development in corporate turnaround, roll-up and M&A situations, as well as his experience in the electronics defense and homeland security sectors, make him suitable to serve as a director of the Company.

Tali Dinar. Mrs. Dinar currently serves as our Chief Financial Officer, as a board member of Micronet and Enertec Electronic’s Chief Financial Officer. Mrs. Dinar has served as Chief Financial Officer of Enertec Electronics since 2012, as a Director at Micronet since January 2016 and as a director of Enertec since May 2015. Previously, Mrs. Dinar served as our Chief Financial Officer from May 2010 until May 2015, Chief Financial Officer of Enertec between 2010 and 2014 and the Chief Financial Officer of Micronet from May 2015 until January 2016. From 2002 until 2007, she was the chief controller of I.T.L. Optronics Ltd. Ms. Dinar holds a B.A. in Accounting and Business Management from The College of Management Academic Studies and earned her CPA certificate in 1999.

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

Miki Balin Mr. Balin has served on our Board since April 2013. Mr. Balin has been the Chief Executive Officer and founder of Targetingedge Ltd., a subsidiary of TLVmedia Ltd. since 2013. Prior to Targetingedge he founded WinBuyer in 2006 and Conversion Methods in 2004, which developed products for e-retailers. Mr. Balin has devoted much of his career to managing marketing-related ventures. Prior to establishing Conversion Methods and WinBuyer, he founded Balin, Adatto & Cohen, a leading healthcare consulting and advertising firm in Israel. He also managed a family-owned food distribution company, and served as general manager of the Rina Shinfeld Ballet Theatre, where he still serves as a director. In 2011, WinBuyer was awarded the “Best Product at eCommerce Expo” for its product Winbuyer 2.0.

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

Compensation Committee

The members of our Compensation Committee are Professor  Ofir, Mr. Bialos and Mr. Balin. Professor Ofir is the Chairman of the Compensation Committee and our board of directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.micronet-enertec.com. The primary responsibilities of our Compensation Committee include:

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

The Compensation Committee meets, as often as it deems necessary, without the presence of any executive officer whose compensation it is then approving. Neither the Compensation Committee nor the Company engaged or received advice from any compensation consultant during 2017.

Corporate Governance/Nominating Committee

The members of our Corporate Governance/Nominating Committee are Professor Ofir, Mr. Bialos and Mr. Balin. Professor  Ofir is the Chairman of the Corporate Governance/Nominating Committee and our board of directors has determined that all of the members of the Corporate Governance/Nominating Committee are “independent” as defined by Nasdaq rules and regulations. The Corporate Governance/Nominating Committee operates under a written charter that is posted on our website at www.micronet-enertec.com. The primary responsibilities of our Corporate governance and Nominating Committee include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. The Code of Business Conduct and Ethics is available on our website at www.micronet-enertec.com and we will provide, at no charge, persons with a written copy upon written request made to us.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address specified above.

Item 11.	Executive Compensation

The following information is furnished for the years ended December 31, 2017 and December 31, 2016 for the individuals listed on the table below, who we refer to as our named executive officers.

Name and Principal Position	Year	Salary (1)		Bonus (2)	Option Awards (3)	All Other Compensation (4)	Total
David Lucatz (5)	2017	$325,226	*		0	5,278	330,504
Chief Executive Officer and President	2016	$378,711		$-	88,539	$7,937	$475,188

Tali Dinar	2017	$167,965			12,438	25,467	205,870
Chief Financial Officer	2016	$173,803		$-	$28,333	$24,449	$226,584

Oren Harari	2017	$130,097		$21,285	$-	$7,173	$158,555
Former Chief Financial Officer (6)	2016	-		-	-	-	-

(1)	Salary paid partly in NIS and partly in U.S. dollars. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2017 and 2016, respectively.
(2)	Represents discretionary bonus in connection with the performance and achievements of the Company.
(3)

The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting for Standard Codification, or ASC, Topic 718. Assumptions used in the calculations for these amounts are included in Note 13 to our consolidated financial statements for the year ended December 31, 2016 included elsewhere in this Annual Report.

(4)	Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross-up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan. In addition, Ms. Dinar is entitled to receive director compensation from Micronet as a member of the board of directors of Micronet, pursuant to the Israeli Companies Law regulations (compensation and expenses reimbursement for independent directors).Mrs. Dinar’s compensation and expenses reimbursement for serving as a director of Micronet amounted to a total of $12,000 and $4,000 for the period ended December 31, 2017 and 2016 respectively.

(5)

In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company, for the provision of management and consulting services to Micronet and the Company, respectively. On November 7, 2012, the board of directors and the Audit Committee of the board of directors of Micronet approved the entry into a management and consulting services agreement with DLC, pursuant to which, effective November 1, 2012 Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees of NIS 65,000 (approximately $18,172) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s stockholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. The management and consulting agreement between DLC and Micronet was extended on November 1, 2015 for three years on the same terms and conditions. The management and consulting agreement was approved by Micronet’s Board of Directors on October 11, 2015 and approved by Micronet’s shareholders on November 16, 2015.  On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with the Company, effective November 1, 2012, which provides that we (via any of our directly or indirectly fully owned subsidiaries) will pay the entities controlled by Mr. Lucatz: (1) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (2) an annual bonus of 3% of the amount by which the annual earnings before interest, tax, depreciation and amortization, or EBITDA, for such year exceeds the average annual EBITDA for 2011 and 2010, and (3) a one-time bonus of 0.5% of the purchase price of any acquisition or capital or debt raising transaction, excluding only a specified 2013 public equity offering, completed by us during the term of the agreement. According to the agreement, the management and consulting services agreement between DLC and the Company automatically renewed for a successive one year term on the same terms and conditions.. In July 2017, the scope of the consulting services pursuant to the agreement with D.L. Capital Ltd. was amended to reduce the requirement of the time Mr. Lucatz is to devote to Micronet matters to 22%, with the monthly fee proportionally reduced accordingly.

*As of December 31, 2017, an amount of $50,000 in salary was accrued but not paid.

(6)	Mr. Harari was our Chief Financial Officer from January 18, 2017 to September 30, 2017.

Employment Agreements

None of our employees is subject to a collective bargaining agreement.

On August 12, 2013, Ms. Dinar entered into an employment agreement with the Company, pursuant to which, Ms. Dinar (1) will receive monthly compensation, comprising base salary and customary Israeli pension and social benefits, of approximately 45,000 NIS (approximately $14,000), (2) shall be entitled to a monthly automobile and telephone allowance of approximately 13,000 NIS (approximately $3,600); and (3) shall be entitled to receive bonuses and stock options as shall be determined by the board of directors in consultation with the our Chief Executive Officer. Ms. Dinar may be deemed an at-will employee, as this employment agreement is not limited to certain duration. The agreement is terminable by either party by providing the other party with 90 days prior written notice. Upon termination, Ms. Dinar will be entitled to her base salary through the date of termination and to all amounts deposited in her favor in pension funds, including payments made for severance unless such rights are denied as a matter of applicable law. However, if Ms. Dinar is terminated due to her committing a crime bearing moral turpitude or for causing the Company substantial harm resulting from a material breach of her duties Ms. Dinar will not be entitled to receive any prior written notice, and severance may be denied. The agreement also contains customary confidentiality, non-competition and non-solicitation provisions. On August 1, 2016, Ms. Dinar’s monthly compensation, consisting of her base salary and customary Israeli pension and social benefits, was increased to approximately 52,000 NIS (approximately $14,500).

In September 2017, Ms. Dinar’s monthly compensation, consisting of her base salary and customary Israeli pension and social benefits, was decreased to approximately 35,000 NIS (approximately $10,000) and Ms. Dinar agreed to devote 60% of her time to Company matters. In conjunction with Ms. Dinar’s appointment as Chief Financial Officer of the Company and her employment on full time basis, from September 1, 2017 to February 28, 2018, her base salary will be reduced to 27,000 NIS (approximately $7,700), with such compensation arrangement to be revisited at the end of such term. If Ms. Dinar is terminated for a reason other than cause, her severance and termination terms will be determined assuming a salary of 52,000 NIS (approximately $14,500). In addition, the Company granted Ms. Dinar 12,500 shares of restricted stock.

On November 7, 2012, Ms. Dinar entered into an employment agreement with Micronet whereby she devoted 80% of her time to Micronet. On May 14, 2015, Ms. Dinar was appointed by the board of directors of Micronet as the Chief Financial Officer of Micronet, effective immediately and terminated her position as Chief Financial Officer On January 12, 2016, Ms. Dinar resigned from her position as Micronet’s Chief Financial Officer. Commencing on January 12, 2016, Ms. Dinar was appointed as Chief Financial Officer of Enertec Electronics.

Outstanding Equity Awards

During, 2017, no options were issued to our directors, officers and employees under the 2012 Stock Incentive Plan, as described below. The following table presents the outstanding equity awards held as of December 31, 2017, by our named executive officers:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date
David Lucatz	250,000	-	4.30	11/11/2024
Tali Dinar	80,000	-	4.30	11/11/2024

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2017:

Name(1)		Fees Earned ($) (4)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Chezy (Yehezkel) Ofir	2017	$12,000	$891	-	$12,891
Jeffrey P. Bialos	2017	$12,000	$891	-	$12,891
Miki Balin	2017	$12,000	$891	-	$12,891

(1)	Mr. Lucatz, who serves as our Chairman, Chief Executive Officer and President, is not included in this table because he receives no compensation for his services as a director. The compensation received by Mr. Lucatz is as shown above in the Summary Compensation Table.

(2)	The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting for ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 13 to our consolidated financial statements for the year ended December 31, 2017 included elsewhere in this Annual Report.

(3)	As of December 31, 2017, each of the directors listed in the table above held options to purchase 10,000 shares of Common Stock at an exercise price of $4.30 per share, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on November 11, 2014. Such options vest within three years following the date of grant.

(4)	During 2017, our directors received compensation for serving on our board in the amount of $38,673. Independent directors received $12,000 plus applicable taxes for each year of service as directors. Independent directors receive $250 (or $100 if the director participates via telephone or video conference) for each meeting in excess of three meetings in any month and reimbursement of expenses.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 13, 2018  with respect to the beneficial ownership of the outstanding common stock held by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) our current directors; (3) each of our named executive officers; and (4) our executive officers and current director as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address for each of the below persons is c/o Micronet Enertec Technologies, Inc., 27 Hametzuda St., Azur 58001 Israel.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholders
D.L. Capital Ltd.(2)	2,597,200	27.08%
UTA Capital LLC(3)	726,746	7.57%
Meydan(4)	600,000	6.25%
Directors and Named Executive Officers
David Lucatz(2)	2,847,200	29.68%
Tali Dinar(5)	92,500	0.1%
Chezy (Yehezkel) Ofir(6)	10,000	0.10%
Jeffrey P. Bialos(7)	27,424	0.28%
Miki Balin(8)	10,000	0.10%
Oren Harari	0	0%
Directors and executive officers as a group (5 persons) (9)	2,987,125	36.66%

(1)

Applicable percentage ownership is based on 9,580,465 shares of Common Stock outstanding as of April 13, 2018, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(4)	According to information contained in a Schedule 13G/A filed on May 9, 2013 with the SEC. Based on this filing and information subsequently available to us, as of April 14, 2016, Meydan held sole voting and dispositive power with respect to such shares. Meydan’s principal business address is 38A Lansell Road, Toorak, Australia VIC 3142.

(5)	Includes 80,000 shares of common stock issuable upon the exercise of stock options owned by Mrs. Dinar.

(6)	Includes 10,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Ofir.

(7)	Includes 10,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Bialos.

(8)	Includes 10,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Balin.

(9)	Includes 360,000 shares of common stock issuable upon the exercise of stock options beneficially owned by the referenced persons.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the options granted under the 2012 Stock Incentive Plan and 2014 Stock Incentive Plan as of December 31, 2017. The shares covered by outstanding options are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	461,000	4.30	2,539,000
Equity compensation plans not approved by security holders	-	-	-
Total	461,000	4.30	2,539,000

Pursuant to our 2012 Stock Incentive Plan, as amended, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 3,000,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

Pursuant to our 2014 Stock Incentive Plan, our board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers in an amount up to a total of 200,000 shares of common stock.

As of December 31, 2017, 120,275 stock options remain available for future awards under the 2014 Stock Incentive Plan.

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

On December 30, 2015, we entered into the Meydan Loan pursuant to which Meydan agreed to loan the Company $750,000 on certain terms and conditions. As of December 31, 2017, the balance of the loan was $326,000. The Meydan Loan was fully paid in in March 2018.

Except as described above, no director, executive officer, principal stockholder holding at least 5% of our Common Stock, or any family member thereof, had or will have any material interest, direct or indirect, in any transaction, or proposed transaction, during 2017 or 2016 in which the amount involved in the transaction exceeded or exceeds $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Item 14.	Principal Accounting Fees and Services.

The fees billed by BDO Ziv Haft, our independent registered public accounting firm, for professional services provided to the Company for each of the last two fiscal years were as follows:

	Year ended on December 31,	Year ended on December 31,
	2017	2016

Audit Fees	$86,500	$100,000

Audit-Related Fees	-	$6,500

Tax Fees	$18,000	$25,500

All Other Fees	-	-
Total Fees	$104,500	$132,000

Audit Fees

Audit fees are for audit services for each of the years shown in this table, review of our quarterly financial results submitted on Form 10-Q, and performance of local statutory audits.

Audit-Related Fees

Audit-related fees relate to assurance and associated services that traditionally are performed by the independent auditor, due diligence services and other services.

Tax Fees

Tax fees are for professional services rendered by our auditors for tax advice on actual or contemplated transactions, audit of tax return and IIA incentives.

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

2.  Financial Statement Schedules:

None.

3.  Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report:

Number	Description of Exhibits
2.1	Share Purchase Agreement, dated December 31, 2017 among Micronet Enertec Technologies Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2018)

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Common Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2016)

4.2	Common Stock Purchase Warrant dated October 28, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016)

4.3	Amendment to Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016)

4.4	Common Stock Purchase Warrant dated December 22, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2016)

4.5	Form of Series A Convertible Debenture (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

4.6	Form of Series B Convertible Debenture (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

4.7	Form of Warrant issued to YA II on March 29, 2018 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

10.1	Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) +

10.2	First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2012) +

10.3	Management and Consulting Services Agreement, dated November 26, 2012, between D.L. Capital Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.4	Management and Consulting Services Agreement, dated February 8, 2013, between Micronet Ltd. and D.L. Consulting Group (1998) Ltd. (English Translation) (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.5	Amended and Restated Note and Warrant Purchase Agreement, dated as of September 7, 2012, by and between the Registrant and UTA Capital LLC (Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012)

10.11	2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A (File No. 001-35850) filed with the Securities and Exchange Commission on September 10, 2015) +

10.12	2014 Stock Incentive Plan (Incorporated by reference to Exhibit “C” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014) +

10.13	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014

10.14	Special Personal Employment Agreement, dated November 7, 2012, between Micronet Ltd. and Tali Dinar (English Translation) (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) +

10.15	Personal Employment Agreement, dated October 1, 2011, between Tali Dinar and Enertec Electronics Ltd. (English Translation) (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.16	Summary of material terms of a December 17, 2012 bank loan to Enertec Electronics Ltd. (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.17	Shareholder Agreement, dated March 17, 2013, between Enertec Electronics Ltd. and Shlomo Shalev (English Translation) (Incorporated by reference to Exhibit 10.21 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.18	Summary of Loan Undertaking, dated May 29, 2014, by and between Micronet Ltd. and First International Bank of Israel. (Incorporated by reference to Exhibit 10.18 of our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on June 12, 2014)

10.19	Personal Employment Agreement, dated January 18, 2017, between the Company and Oren Harari (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +

10.20	Standby Equity Distribution Agreement, dated as of June 30, 2016, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2016)

10.21	Note Purchase Agreement, dated as of June 30, 2016, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2016)

10.22	Note Purchase Agreement, dated as of October 28, 2016, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016)

10.23	Supplemental Agreement, dated December 22, 2016, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2016)

10.24	Form of Promissory Note issued to YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2016)

10.25	Amendment No. 1 to Supplemental Agreement, dated January 24, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2017)

10.26	Supplemental Agreement, dated June 8, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2017)

10.27	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2017)

10.28	Standby Equity Distribution Agreement, dated as of August 22, 2017, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2017)

10.29	Supplemental Agreement, dated as of August 22, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2017)

10.30	Promissory Note, dated as of August 22, 2017, between Micronet Enertec Technologies, Inc., Enertec Electronics Ltd and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2017)

10.31	Letter Agreement dated November 19, 2017, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. relating to Supplemental Agreement dated August 22, 2017 (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q or the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 20, 2017)

10.32	Letter Agreement dated November 19, 2017, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. relating to Standby Equity Distribution Agreement dated August 22, 2017 (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q or the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 20, 2017)

10.33	Securities Purchase Agreement, dated November 24, 2017 by and between Micronet Enertec Technologies Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2017)

10.34	Consulting Agreement, among Micronet Enertec Technologies Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2018)

10.35	Securities Purchase Agreement, dated February 22, 2018 by and between Micronet Enertec Technologies Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2018)

10.36	Securities Purchase Agreement, dated March 29, 2018 by and between Micronet Enertec Technologies Inc. and YA II PN, LTD (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

21.1	List of Subsidiaries (Incorporated by reference to our Annual Report on Form 10-K, for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 19, 2014)

23.1*	Consent of Ziv Haft, BDO member firm

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for Years Ended December 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan or arrangement.

Item 16.	10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: April 13, 2018	By:	/s/ David Lucatz
	Name:	David Lucatz
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer, (Principal Executive Officer)	April 13, 2018
David Lucatz

/s/ Tali Dinar	Chief Financial Officer	April 13, 2018
Tali Dinar	(Principal Financial and Accounting Officer)

/s/ Jeffrey P. Bialos	Director	April 13, 2018
Jeffrey P. Bialos

/s/ Miki Balin	Director	April 13, 2018
Miki Balin

/s/ Chezy (Yehezkel) Ofir	Director	April 13, 2018
Chezy (Yehezkel) Ofir

MICRONET ENERTEC TECHNOLOGIES INC.

2017 CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Micronet Enertec Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Micronet Enertec Technologies, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2012.

Tel Aviv, Israel

April 13, 2018

/s/ Ziv Haft
Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

MICRONET ENERTEC TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,114	$539
Restricted cash	284	594
Marketable securities	-	2,978
Trade accounts receivable, net	5,183	3,059
Inventories	4,979	4,290
Other accounts receivable	1,092	306
Held for sale assets	11,656	14,881
Total current assets	25,308	26,647

Property and equipment, net	910	965
Intangible assets, net	1,494	2,294
Deferred tax assets	542	483
Long-term deposit	12	61
Goodwill	1,466	1,466
Total long-term assets	4,424	5,269

Total assets	$29,732	$31,916

MICRONET ENERTEC TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2017	December 31, 2016
LIABILITIES AND EQUITY

Short-term bank credit and current portion of long-term bank loans	$1,582	$3,680
Short-term credit from others and current portion of long-term loans from others	2,207	2,446
Trade accounts payable	3,973	2,233
Other accounts payable	3,146	1,250
Held for sale liabilities	11,338	10,010
Total current liabilities	22,246	19,619

Long-term loans from banks	-	1,093
Long-term loan from others	1,379	188
Accrued severance pay, net	133	58
Total long-term liabilities	1,512	1,339

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 8,645,656 and 6,385,092 shares issued and outstanding as of December 31, 2017 and 2016, respectively	8	6
Additional paid in capital	10,881	8,748
Accumulated other comprehensive income	(363)	11
Retained loss	(10,147)	(1,990)
Micronet Enertec stockholders’ equity	379	6,775

Non-controlling interests	5,595	4,183

Total equity	5,974	10,958

Total Liabilities and equity	$29,732	$31,916

MICRONET ENERTEC TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Loss Per Share data)

	Year ended December 31,
	2017	2016

Revenues	$18,366	$13,284
Cost of revenues	14,094	10,657
Gross profit	4,272	2,627
Operating expenses:
Research and development	1,964	1,802
Selling and marketing	1,883	1,352
General and administrative	4,116	4,535
Amortization of intangible assets	978	926
Total operating expenses	8,941	8,615
Loss from operations	(4,669)	(5,988)

Finance expense, net	401	319
Loss before provision for income taxes	(5,070)	(6,307)
Taxes on income (benefit)	(10)	(45)
Net loss from continued operation	(5,060)	(6,262)
Net loss from discontinued operation	(4,901)	(1,251)
Total Net Loss	(9,961)	(7,513)
Net loss attributable to non-controlling interests	1,804	1,706
Net loss attributable to Micronet Enertec	$(8,157)	$(5,807)
Loss per share attributable to Micronet Enertec:
Basic and diluted loss per share from continued operation	$(0.70)	$(0.76)
Basic and diluted loss per share from discontinued operation	$(0.68)	$(0.21)
Weighted average common shares outstanding:
Basic and diluted	7,128,655	5,966,622

F-5

MICRONET ENERTEC TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year ended December 31,
	2017	2016
Net loss	$(9,961)	$(7,513)
Other comprehensive Income (loss), net of tax:
Currency translation adjustment	218	79

Total comprehensive loss	(9,743)	(7,434)

Comprehensive loss attributable to the non-controlling interests	1,062	1,834

Comprehensive loss attributable to Micronet Enertec	$(8,681)	$(5,600)

MICRONET ENERTEC TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2013	5,831,246	$6	$8,053	$8,423	$1,389	$7,727	$25,598
Shares issued to service provider	25,000	-	94	-	-	-	94
Stock based compensation	-	-	308	-	-	-	308
Comprehensive loss	-	-	-	(2,139)	(1,064)	(825)	(4,028)
Acquisition of non-controlling interest	-	-	(950)	-	-	(773)	(1,723)
Balance, December 31, 2014	5,856,246	$6	$7,505	$6,284	$325	$6,129	$20,249
Shares issued to service provider	8,975	-	30	-	-	-	30
Stock based compensation	-	-	306	-	-	-	306
Comprehensive loss	-	-	-	(2,467)	(521)	(89)	(3,077)
Acquisition of non-controlling interest	-	-	(29)	-	-	(23)	(52)
Balance, December 31, 2015	5,865,221	$6	$7,812	$3,817	$(196)	$6,017	$17,456
Shares issued to service provider	13,500	-	26	-	-	-	26
Stock based compensation	-	-	268	-	-	-	268
Issuance of warrants	-	-	62	-	-	-	62
Comprehensive loss	-	-		(5,807)	207	(1,834)	(7,434)
Issuance of shares, net	506,371	-	580	-	-	-	580
Balance, December 31, 2016	6,385,092	6	8,748	(1,990)	11	4,183	10,958
Shares issued to service provider	32,250		36				36
Stock based compensation			25				25
Issuance of warrants			103				103
Comprehensive loss				(8,157)	(374)	(1,212)	(9,743)
Issuance of shares in Micronet subsidiary						2,474	2,474
Stock based compensation in subsidiary			(150)			150	-
Issuance of shares, net	2,228,314	2	2,119				2,121
Balance, December 31, 2017	8,645,656	8	10,881	(10,147)	(363)	5,595	5,974

MICRONET ENERTEC TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operation	$(5,060)	$(6,262)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,322	1,268
Marketable securities	(71)	28
Change in fair value of derivatives, net	7	(37)
Change in deferred taxes, net	(7)	(18)
Accrued interest and exchange rate differences on bank loans	271	145
Accrued interest and exchange rate differences on loans from others	(251)	687
Stock based compensation and shares issued to service providers	213	295

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	(2,474)	107
Decrease (increase) in inventories	(1,040)	969
Increase in accrued severance pay, net	75	10
Decrease (increase) in other accounts receivable	(737)	703
Increase (decrease) in trade accounts payable	1,740	(2,281)
Increase (decrease) in other accounts payable	1,939	(229)
Net cash used in operating activities	$(4,073)	$(4,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(189)	(151)
Restricted cash	311	119
Sale of marketable securities	3,049	2,637
Net cash provided by investing activities	$3,171	$2,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loans, net	(3,561)	(1,285)
Receipt of loan from others	1,950	1,957
Repayment of loans from others	(700)	(833)
Issuance of shares by subsidiary, net	2,474	-
Issuance of warrants	103	62
Issuance of shares, net	2,121	580
Net cash provided by financing activities	$2,387	$481

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	1,485	(1,529)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	539	2,189
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	90	(121)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,114	$539

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$172	$217
Taxes	$24	$164

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

We operate primarily through two Israel-based companies, Enertec Systems 2001 Ltd., or Enertec, our wholly-owned subsidiary, and Micronet Ltd., or Micronet, in which we held 50.07% as of December 31, 2017 and is controlled by us.

On February 23, 2017, Micronet filed an immediate report with the Tel Aviv Stock Exchange announcing that it had closed on a public offering of its ordinary shares and sold an aggregate of 6,100,000 of its ordinary shares for aggregate gross proceeds of NIS 9,844,020. As a result of the public offering, our ownership interest in Micronet was diluted from 62.9% to 49.31%. In order to maintain a controlling interest of Micronet, on February 27, 2017, we purchased an additional 140,000 shares of Micronet in a separate transaction with a shareholder of Micronet. In addition, on February 28, 2017, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 45,000 shares of Micronet for our benefit. As a result, our voting interest of Micronet was increased to 50.1% of the issued and outstanding shares of Micronet.

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

On December 31, 2017, the Company, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys has agreed to pay, at the closing of the transaction, a purchase price of $5,250, as well as assume up to $4,000 of Enertec debt which consideration may be subject to certain adjustments set forth in the Share Purchase Agreement. Enertec met the definition of a component as defined by Accounting Standards Codification , or ASC, Topic 205, since Enertec t has been classified as held for sale and the Company believes the sale represents a strategic shift in its business. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as discontinued operation (see Note 17).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Principles of Consolidation

The consolidated financial statements are comprised of the Company and its subsidiaries. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights, are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control is lost. Intercompany transactions and balances are eliminated upon consolidation.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of December 31, 2017 and 2016, the allowance for doubtful accounts amounted to $0 and $271, respectively.

Reclassifications

Certain balance sheet amounts and cash flow have been reclassified to conform with the current year presentation.

Inventories

Inventories of raw materials are stated at the lower of cost (first-in, first-out basis) or realizable value. Cost of work in process is comprised of direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

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

Research and Development Costs

Research and development costs are charged to statements of income as incurred net of grants from the Israel Innovation Authority, or IIA, (formerly known as the Israel Office of the Chief Scientist of the Ministry of Economy).

Loss per Share

Basic net earnings per share are computed based on the weighted average number of ordinary shares outstanding during each year.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the years ended December 31, 2017 and 2016, no indicators of impairment have been identified.

Goodwill

The Company performed goodwill impairment tests until 2016. The goodwill impairment test is conducted in two steps. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, the Company would then perform the second step of the impairment test, which requires allocation of the reporting unit's fair value of all its assets and liabilities in a manner similar to acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Starting in 2017, the Company determines the fair value of the reporting unit using the income approach, which utilizes a discounted cash flow model, as the Company believes that this approach best approximates the unit’s fair value at this time. The Company has corroborated the fair values using the market approach. Judgments and assumptions related to revenue, gross profit, operating expenses, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. Additionally, the Company evaluated the reasonableness of the estimated fair value of its reporting unit by reconciling its market capitalization. This reconciliation allowed the Company to consider market expectations in corroborating the reasonableness of the fair value of the reporting unit. Following such reconciliation, the Company found that there was a material difference (approximately 54%) between the fair value of the reporting unit and its market capitalization as of December 31, 2017.

The Company has one operating segment and one operating unit related to its overall MRM. Until 2017, step one of the assessment resulted in the carrying value of the MRM reporting unit exceeding its fair value. As described in the preceding paragraphs, the second step was performed by allocating the reporting unit's fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. There were no impairments recorded until 2017.

Revenue recognition

Revenues from the sales of MRM products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee payable by the customer is fixed and determinable; and collection of the resulting receivable is reasonably assured. The title and risk of loss passes to the customer, delivery has occurred and acceptance is satisfied once the product leaves the Company’s premises.

Comprehensive Income (Loss)

Financial Accounting Standards Board , or FASB, Accounting Standards Codification , or ASC, Topic 220-10, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income, comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, and other items.

The Company’s other comprehensive income for all periods presented is related to the translation from functional currency to the presentation currency.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

With respect to trade receivables, the risk is limited due to the geographic spreading, nature and size of the entities that constitute the Company’s customer base. The Company assesses the financial position of its customers prior to the engagement with them.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Financial Instruments(Cont.)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update, or ASU, No. 2017-11. The amendments in part I of the ASU change the classification analysis of certain equity-linked financial instruments (or embedded derivatives) with down round features. When determining the classification of an instrument as a liability or as equity, entities will be required to disregard down round features upon the assessment of whether the instrument is indexed to the entity’s own stock. Entities that provide earnings per share, or EPS, data will adjust their basic EPS calculation for the effect of the feature when it is triggered (i.e. upon the occurrence of an event that results in the reduction of the strike price of the related equity-linked financial instrument), and will recognize the effect of the feature within equity. Part II of this guidance replaces the indefinite deferral of certain provisions of ASC Topic 480, distinguishing liabilities from equity, mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of non-public entities with a scope exception.

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

In May 2017, the FASB issued (ASU) No. 2017-09, which clarifies when an entity should account for a change to the terms or conditions of a share-based payment award as a modification. Under the ASU, modification accounting is required if the fair value, vesting conditions or classification of the award changes because of the change in terms or conditions. The amendments in this update will be applied prospectively to an award modified on or after the effective date. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017.

In January 2017, the FASB issued ASU No. 2017-04, which eliminates Step 2 from the goodwill impairment test. The goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The amendments should be applied on a prospective basis. For public business entities that are SEC file with the Securities and Exchange Commission, or the SEC, the amendments are effective for annual or any interim impairment tests in reporting periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company does not expect that this ASU will have any material impact on its revenues.

NOTE 3 — FAIR VALUE MEASUREMENTS

Items carried at fair value as of December 31, 2017 and 2016 are classified in the table below in one of the three categories described in Note 2.

	Fair value measurements using input type
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,114	-	-	2,114
Restricted cash	284	-	-	284
Derivative liability	-	3	-	3
Derivative liability- phantom option	-	(11)	-	(11)
	$2,398	(8)	-	2,390

	Fair value measurements using input type
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$539	-	-	539
Restricted cash	594	-	-	594
Marketable securities	2,978	-	-	2,978
Derivative liability	-	(9)	-	(9)
Derivative liability- phantom option	-	(4)	-	(4)
	$4,111	(13)	-	4,098

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
	2017	2016
Raw materials	$3,189	$3,635
Work in process and finished product	1,790	655
	$4,979	$4,290

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Leasehold improvements	$287	$287
Machinery and equipment	1,696	1,874
Furniture and fixtures	21	6
Transportation equipment	67	61
Computer equipment	906	719
	2,977	2,947
Less accumulated depreciation	(2,067)	(1,982)
	$910	$965

Depreciation expenses totaled $344 and $342, for the years ended December 31, 2017 and 2016, respectively.

NOTE 6 — INTANGIBLE ASSETS AND OTHERS, NET

Composition:

	Useful life	December 31,
	years	2017	2016
Original amount:
Technology	5	$2,010	$2,010
Customer related intangible assets	3-5	3,470	3,470
		$5,480	$5,480
Accumulated amortization:
Technology	5	$1,534	$1,154
Customer related intangible assets	3-5	2,747	2,237
	5	$4,281	$3,391
		$1,199	$2,089
Prepaid lease expenses		295	205
		$1,494	$2,294

The estimated future amortization of the intangible assets (excluded deferred tax assets and prepaid lease) as of December 31, 2017 is as follows:

2018	846
2019	353
$1,199

NOTE 7 - SHORT-TERM BANK LOANS:

Composition:

	Interest rate as of December 31,		Total short-term liabilities
	2017	Linkage	December 31,
	%	basis	2017	2016
Due to banks	Prime plus 1.7% Prime plus 2.45%	NIS	$951	$3,101
Current portion			631	579
			$1,582	$3,680

As of December 31, 2017, the Company had short-term bank credit of $1,582 comprised as follows: $631 current portion of long-term loans and $346 of short-term bank loans that bear interest of prime plus 1.7% through prime plus 2.45% paid either on a monthly or weekly basis.

Enertec Electronics Ltd., or Enertec Electronics, one of our subsidiaries, had not met all of its bank covenants as of December 31, 2017. As a result, the Company reclassified $605 from long-term loans to short-term loans. See also note 15.

As of December 31, 2016, the Company had short-term bank credit of $3,680 comprised as follows: $579 current portion of long-term loans and $3,101 of short-term bank loans that bear interest of prime plus 1.2% through prime plus 2.45% paid either on a monthly or weekly basis.

The restricted cash in the balance sheets stands as collateral in favor of the loans.

NOTE 8 — LONG-TERM LOANS FROM BANKS

1. Composition:

	Interest rate as of December 31,		Total long-term liabilities, net of current portion
	2017	Linkage	December 31,
	%	basis	2017	2016
Due to banks	Prime plus 1.25%- Prime plus 2.45%	NIS	$631	$1,672
Less– current portion			(631)	(579)
			$-	$1,093

2. Long-term loans from banks are due as follows:

	December 31,
	2017	2016
First year (current portion)	$631	$579
Second year	-	546
Third year	-	547
Fourth year and thereafter	-
	$631	$1,672

The Company has committed to certain covenants under its bank loans. See also note 15.

NOTE 9 — LOAN FROM OTHERS

On each of June 30, October 28, and December 22, 2016, the Company and its wholly-owned subsidiary, Enertec Electronics Ltd., entered into separate Note Purchase Agreement with YA II PN Ltd., or YA II, a Cayman Island exempt limited partnership and affiliate of Yorkville Advisors Global, LLC, whereby YA II purchased $600, $500 and $1,000 of notes from the Company. The outstanding principal balance of the notes bears interest at 7% per annum. Upon the occurrence of an Event of Default (as defined in the notes), all amounts payable may be due immediately. In connection with the Note Purchase Agreements, the Company granted to YA II a five-year warrant to purchase 252,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

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

The June 2016 Note was amended to (i) extend the maturity date to December 31, 2017 and (ii) amend the repayment schedule owed under such note such that $150 shall be payable by the Company on each of October 10, 2016, May 1, 2017, September 30, 2017 and December 31, 2017. The Company made the required payment by December 31, 2017.

The October 2016 Note was amended to (i) extend the maturity date to March 31, 2018 and (ii) amend the repayment schedule such that on May 1, 2017, September 30, 2017, December 31,2017 and March 31, 2018 the Company shall make payments of $150, $100, $150 and $100, respectively. The payment of December, 31, 2017 was paid on January, 18, 2018.

NOTE 9 — LOAN FROM OTHERS (CONT.)

The December 2016 Note was amended to (i) extend the maturity date to September 30, 2018 and (ii) amend the repayment schedule such that on March 31, 2018, June 30, 2018 and September 30, 2018 the Company shall make payments of $300, $400 and $300, respectively.

In addition, the Company agreed to amend the exercise price of the 252,000 warrants to purchase shares of common stock of the Company, which were granted in connection with the June 30, 2016, October 28, 2016 and December 22, 2016 Note Purchase Agreements, to $2.00 per share.

The Company evaluated the modifications to the terms of the loans in accordance with the guidance in ASC Topic 470-50-40 regarding de-recognition of debt, and concluded that the new loans are not substantially different from the original loans. Therefore, these modifications were not accounted for as extinguishment of the existing debt.

On August 22, 2017, the Company and Enertec Electronics Ltd. executed the Third Supplemental Agreement which supplements the Note Purchase Agreement executed by the parties on October 28, 2016. Pursuant to the Third Supplemental Agreement, we borrowed $1,500 from YA II pursuant to the terms of a secured promissory note. The outstanding principal balance of the note shall bear interest at 7% per annum. The note was to mature on November 22, 2017. On November 19, 2017, we and YA II amended the maturity date of the August 2017 Note to February 15, 2018 and provided that we may extend such maturity date to January 15, 2019 at its sole discretion. In the event we elect to utilize such extension, we have agreed to (i) pay an aggregate of $200 of principal plus all accrued and unpaid interest under the note on March 31, 2018, (ii) pay an aggregate of $200 of principal plus all accrued and unpaid interest under the note on June 30, 2018, (iii) pay an extension fee of $50 and (iv) issue YA II a five-year warrant to purchase 158,000 shares of our common stock at an exercise price of $1.50 per share. The warrant also provides for demand and piggyback registration rights (see Note 18).

The Company evaluated the modifications to the terms of the loans in accordance with the guidance in ASC Topic 470-50-40 regarding de-recognition of debt, and concluded that the new loans are not substantially different from the original loans. Therefore, these modifications were not accounted for as extinguishment of the existing debt.

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

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2017	2016
Accrued severance pay	$249	$154
Less - amount funded	(116)	(96)
	$133	$58

NOTE 11 — PROVISION (BENEFIT) FOR INCOME TAXES

A.

Basis of Taxation

United States:

The U.S. corporate tax rate was 35% in 2017 and 35% in 2016.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted, which significantly changed U.S. tax law. The Act lowered the tax rate of the Company. The statutory federal income tax rate was reduced from 35% in 2017 to 21% in 2018.

Israel:

The Company’s Israeli subsidiaries are governed by the tax laws of the state of Israel which had a general tax rate of 24% in 2017 and 25% in 2016. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “Approved Enterprise Industrial Company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

In December 2010, legislation amending the Law for Encouragement of Capital Investments of 1959 (the “Investment Law”), was adopted. This new legislation became effective as of January 1, 2011 and applies to preferred income produced or generated by a preferred company from the effective date. Under this legislation, a uniform corporate tax rate applies to all qualifying income of certain Industrial Companies, or Preferred Enterprise (as defined under the Investment Law), as opposed to the previous law’s incentives, which were limited to income from Approved Enterprises and Privileged Enterprises during their benefits period. Under the legislation, the uniform tax rates are as follows: 2011 and 2012 - 15% (10% in preferred area), 2013 and 2014 - 12.5% (7% in preferred area) and in 2015 - 12% (6% in preferred area).

Effective beginning in 2014, the regular Israeli tax rate was 26.5% for Regular Entities and 16% or 9% for  Preferred Enterprises (depending on the location of industry). Micronet is eligible for the tax rate for Preferred Enterprises. In 2016 and 2017, Micronet was taxed at the 16% rate.

In December 2016, the Israeli government published the Economic Efficiency Law (2016) (legislative amendments to accomplish budget goals for the years 2017 and 2018). According to such law, in 2017 the general tax rate will decrease by 1% and starting 2018 will decrease by 2%; so that the tax rate was 24% in 2017 and will be 23% in 2018 and onwards. In addition, the tax rate that applies to Preferred Enterprises in preferred area will be decreased by 1.5% to 7.5% starting January 1, 2017.

NOTE 11 — PROVISION (BENEFIT) FOR INCOME TAXES (CONT.)

B.	Provision for Taxes

	Year ended December 31,
	2017	2016
Current:
Domestic	$(1)	$(6)
Foreign (Israel)	22	(33)
	21	(39)

Taxes related to prior years	(31)	(6)

Deferred:
Deferred taxes, net	-	-
Total provision for income taxes	$(10)	$(45)

C.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2017	2016
U.S. federal statutory rate	35%	35%
Tax rate difference between U.S. and Israel	(11)%	(10)%
Effect of Israeli tax rate benefit	(8)%	(9)%
Effect of previous years	-%	-%
Change in valuation allowance	(9)%	(7)%
Others	(7)%	(9)%
Effective tax rate	0.0%	0.0%

D.	Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2017 and 2016, the Company’s deferred taxes were in respect of the following:

	December 31,
	2017	2016
Net operating loss carry forward	$1,814	$1,722
Provisions for employee rights and other temporary differences	542	490
Deferred tax assets before valuation allowance	2,356	2,212
Valuation allowance	(1,814)	(1,722)
Deferred tax assets	542	490
Deferred tax liability	-	7
Deferred tax assets, net	$542	$483

NOTE 11 — PROVISION (BENEFIT) FOR INCOME TAXES (CONT.)

E.

Tax losses

As of December 31, 2017, the Company has a net operating loss carry forward of approximately $5,184, which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from this net operating loss carry forward, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

F.

Tax Assessments

The Company received final tax assessments in the United States through tax year 2012, and with regard to the Israeli subsidiaries received final tax assessments up until tax year 2012.

G.	Uncertain Tax Position The Company did not record any liability for income taxes associated with unrecognized tax benefits during 2017 and 2016.

NOTE 12 — RELATED PARTIES

In November 2012, entities controlled by Mr. Lucatz reached agreements with each of Micronet and the Company for the provision of management and consulting services to Micronet and the Company, respectively.

On November 7, 2012, the board of directors and the audit committee of Micronet approved the entry into a management and consulting services agreement with D.L. Capital Ltd., an entity controlled by Mr. Lucatz, pursuant to which effective November 1, 2012, Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees of 65 NIS (approximately $16) on a monthly basis, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s shareholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. In July 2017, the scope of the consulting services pursuant to the agreement with D.L. Capital Ltd. was amended to reduce the requirement of the time Mr. Lucatz is to devote to Company matters to 22%, with the monthly fee proportionally reduced accordingly.

On November 26, 2012, D.L. Capital Ltd. entered into a management and consulting services agreement with the Company, effective November 1, 2012, which provides that we will pay the entities controlled by Mr. Lucatz: (i) management fees of $13 on a monthly basis, and cover other monthly expenses, (ii) an annual bonus of 3% of the amount by which the annual EBITDA for such year exceeds the average annual EBITDA for 2011 and 2010, and (iii) a bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding the public offering contemplated at such time, completed by us during the term of the agreement.

Transactions with related parties

	Year ended December 31,
	2017	2016
Consulting fee paid to controlling shareholder	$331	$386
Stock based compensation granted to controlling shareholder		89
Total	331	475

NOTE 13 — SHAREHOLDER’S EQUITY

A.	Common stock:

Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B.	Stock Option Plan:

Pursuant to our 2012 Stock Incentive Plan as amended and approved at the Company’s Annual Meeting of Shareholders in November 2017, the board of directors is authorized to award stock options to purchase shares of Common Stock to our officers, directors, employees and certain others, up to a total of 3,000,000 shares of Common Stock, subject to adjustments in the event of a stock split, stock dividend, recapitalization or similar capital change. Stock based compensation amounted to $25 and $268 for the years ended December 31, 2017 and 2016, respectively.

The exercise price of the options granted under the 2012 Stock Incentive Plan is set by the board of directors and will not be less than the closing sale price on Nasdaq at the grant date. As of December 31, 2017, 2,529,000 stock options remain available for future awards under the 2012 Stock Incentive Plan. Under the 2012 Stock Incentive Plan, unless determined otherwise by the board, options generally vest over a two or three year period from the date of grant and expire 10 years after the grant date. Unvested options are forfeited 90 days following the termination of employment. Any options that are forfeited before expiration become available for future grants.

On July 17, 2014 the Company adopted the 2014 Stock Incentive Plan pursuant to which the board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers. The board of directors initially reserved 100,000 shares of the Company’s Common Stock for issuance pursuant to awards that may be made pursuant to the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan was amended in November 2017 and the number of shares of the Company’s Common Stock reserved for issuance under the plan was increased to 200,000 shares. The 2014 Stock Incentive Plan was approved by the stockholders on September 30, 2014 and the amendment to the 2014 Stock Incentive Plan was approved by the stockholders on November 15, 2017. As of December 31, 2017, 52,525 stock options remain available for future awards under the 2014 Stock Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2017:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2017	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2017	Exercise Price
	Years		$
15,000	5.5	15,000	4.30
421,000	7	421,000	4.30
100,000	9	25,000	4.30
536,000		461,000

NOTE 13 — SHAREHOLDER’S EQUITY (CONT.)

B.	Stock Option Plan- (continued):

	2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$
Options outstanding at the beginning of year:	746,000	4.30	746,000	4.30
Changes during the year:
Granted	100,000	4.30	-	4.30
Exercised	-	-	-	-
Forfeited	(310,000)	4.30	-	-

Options outstanding at end of year	536,000	4.30	746,000	4.30
Options exercisable at year-end	461,000	4.30	646,000	4.30

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2017 – 30%; risk-free interest rate: 2017 – 0.13%; and expected life: 2017- 1.5 years.

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

Pre-vesting rates forfeitures were zero based on pre-vesting forfeiture experience.

The Company uses the simplified method to compute the expected option term for options granted.

C.	Stock Option Plan of Subsidiary

During 2017, the board of the directors of Micronet Ltd. approved the grant of 2,130,000 options of Micronet Ltd. to certain officers with exercise prices of between NIS 1.67 to NIS 2.11. The fair value of those three grants amounted to $421.

The total expenses of the options recorded in 2017 amounted to $ 150.

D.	Issuance of common stock:

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

NOTE 13 — SHAREHOLDER’S EQUITY (CONT.)

D.	SEDA- Standby Equity Distribution Agreement

On August 22, 2017, the Company entered into a Standby Equity Distribution Agreement, or the 2017 SEDA with YA II for the sale of up to $10,000 of shares of the Company’s common stock over a three-year commitment period.  Under the terms of the 2017 SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount to market of 1.5%.  The Company and YA II previously entered into a prior Standby Equity Distribution Agreement on June 30, 2016, or the 2016 SEDA, for the sale of up to $2,390 of shares of the Company’s common stock over a three year period.

The Company is not obligated to utilize any of the $10,000 available under the 2017 SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the 2017 SEDA over the three year term will depend on the market price for the Company’s common stock and the number of shares actually sold. YA II is obligated under the 2017 SEDA to purchase shares of the Company’s common stock from the Company subject to certain conditions including, but not limited to the Company filing a registration statement with the SEC, to register the resale by YA II of shares of common stock sold to YA II under the 2017 SEDA, or the Registration Statement, and the SEC declaring such Registration Statement effective.

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

On November 19, 2017, we entered into an agreement with YA II whereby the commitment fee repayment terms were amended such that (i) $200 of the commitment fee shall be payable as follows: $50 shall be due and payable on March 31, 2018, $50 shall be due and payable on September 30, 2018, $50 shall be due and payable on March 31, 2019, and $50 shall be due and payable on September 30, 2019, and (ii) we shall pay the remaining $600 as follows: $90 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $3,000, $30 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $4,000, $30 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $5,000, $150 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $6,000, $50 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $7,000, $130 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $8,000, $60 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $9,000 and $60 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $10,000.

On November 22, 2017, Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with one investor, an affiliate of YA II, for the sale of 555,556 shares of the Company’s common stock at a purchase price per share of $0.90 per share in a registered direct offering for total gross proceeds of $500. The Shares were offered and sold by the Company pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-219596). The net proceeds to the Company from the offering, after deducting fees and expenses, were $495,000. The Company intends to use the net proceeds of the offering to pay $25 towards the remaining balance of a commitment fee pursuant to the Third Supplemental Agreement between the Company and YA II, $150,000 towards the repayment of principal and interest to the June 2016 Note issued to YA II and the remaining balance for working capital and general corporate purposes.

NOTE 13 — SHAREHOLDER’S EQUITY (CONT.)

E.

NOTE 14 — SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of ASC Topic 280-10, “Segment Reporting,” or ASC 280-10. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods.

1.	Geographic Areas Information:

Sales: Classified by Geographic Areas:

The following presents total revenue for the years ended December 31, 2017 and 2016 by geographic area:

	Year ended December 31,
	2017	2016
United States	$14,256	$9,867
Israel	233	181
Other	3,877	3,236
Total	$18,366	$13,284

2.	Principal Customers:

There were two customers that represented 30% and 20% of the Company’s total revenue in 2017. There were two customers that represented 23% and 20% of the Company’s total revenue in 2016.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Lease commitments-

Micronet’s short-term lease expires in June 2019. Accrual rent fee is approximately $144 per year including a property management fee. Micronet Inc.’s additional lease expires in November 2021. Accrual rent fee is approximately $168 per year.

At December 31, 2017, total minimum cars and lease rentals under non-cancelable operating leases with an initial or remaining lease term of one year or more are as follows:

Year Ending December 31,	Amount
2018	$472
2019	358
2020	264
2021	$171

Legal proceedings

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Unasserted Claims

On March 30, 2017, Micronet received a notice from a client, or the Client, relating to tests performed by the Client which, in the Client’s opinion, revealed a defect in the materials included in a battery integrated into a certain product sold by Micronet to the Client. The Client reported the issue to the United States National Highway Traffic Safety Administration, or the Regulator, in a form of a complaint. According to the information provided to Micronet by the Client, the complaint allegedly relates to an older product produced by Micronet. Similar problems the Client suffered with respect to the product at issue were previously resolved under warranty, in the ordinary course of business, and included resolving the issue by changing the battery or conducting software updates.

In light of these events, Micronet performed independent tests to examine the Client’s complaint (including addressing the issue with the battery manufacturer) and simultaneously addressed the issue with the Regulator, including filing its response to the complaint. Micronet does not believe the product in question contains a significant defect, as alleged by the Client, and has stated its position in its response to the Regulator. To date, Micronet has not yet received the Regulator’s response to the Complaint.

At this time, the Company is unable to predict the outcome of the complaint, any potential actions or any other impact on the Company that may arise.

Covenants

Enertec Electronics has covenants under its bank loan mainly requiring separate financial statements equity of not less than 32.5% of total assets. Enertec Electronics has not met all of its bank covenants as of December 31, 2017. The restricted cash stands as collateral for the loan.

Chief Scientist

In April 2013, Micronet submitted to the IIA a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of NIS 5.5 million (approximately $1.5 million) was approved by the IIA. This grant was provided by the IIA for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet received further confirmation for a grant from the IIA in the total amount of NIS 5.5 million (approximately $1.5 million). This grant was provided by the IIA for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount. In addition, during 2015 Micronet received further confirmation for a grant from the IIA in the total amount of NIS 5.1 million (approximately $1.3 million) at a level of 40% from the aforementioned amount. Micronet is obligated to pay royalties to the IIA amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate. To date, Micronet has received an aggregate of NIS 5.6 million (approximately $1.4) from the IIA under these three grants.

NOTE 16 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A.	Other accounts receivable:

	December 31,
	2017	2016
Prepaid expenses	$751	$125
Government departments and agencies	277	65
Others	64	116
	$1,092	$306

B.	Other Accounts Payable:

	December 31,
	2017	2016
Employees and wage-related liabilities	$650	$526
Revenue in advance	1,532	-
Accrued expenses	720	585
Other current liabilities	244	139
	$3,146	$1,250

C.	Earnings (loss) per Share:

Basic and diluted earnings (losses) per share were computed based on the average number of shares outstanding during each year.

The following table sets forth the computation of basic and diluted net earnings (losses) per share attributable to Micronet Enertec:

	Year ended December 31,
	2017	2016
Numerator:
Amount for basic earnings per share	$(8,157)	$(5,807)
Effect of dilutive instruments	-	-

Amount for diluted earnings per share	(8,157)	(5,807)

Denominator:
Denominator for basic earnings per share - weighted average of shares	7,128,655	5,966,662
Loss per share attributable to Micronet Enertec: Basic continued operation	$(0.45)	$(0.76)
Basic discontinued operation	$(0.69)	$(0.21)

NOTE 17 — DISCONTINUED OPERATION

On December 31, 2017, we, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys has agreed to pay at the closing of the transaction a purchase price of $5,250 million, as well as assume up to $4,000 of Enertec debt which consideration may be subject to certain adjustments set forth in the Share Purchase Agreement. Enertec met the definition of a component. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods results have been reclassified as discontinued operation accordingly.

In conjunction with, and as a condition to, the closing of the Share Purchase Agreement, the Company, Enertec, Coolisys, DPW and Mr. David Lucatz, the Company’s Chief Executive Officer, agreed to execute a consulting agreement, or the Consulting Agreement, whereby the Company, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec) will pay the Company an annual consulting fee of $150 as well as issue the Company 150,000 restricted shares of DPW Class A common stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the closing and the remaining installments vesting on each of the first 2 anniversaries of the closing. In the event of a change of control in the Company, or if Mr. Lucatz shall no longer be employed by the Company, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity.

The following is the composition from discontinued operation:

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$279	$128
Restricted cash	4,224	3,895
Trade accounts receivable, net	4,807	8,499
Inventories	1,506	1,467
Other accounts receivable	66	13
Total current assets	10,882	14,002

Property and equipment, net	676	676
Long-term Assets	98	203
Total long-term assets	774	879
Total assets	$11,656	$14,881

	December 31, 2017	December 31, 2016
LIABILITIES

Short-term bank credit	$8,863	$6,312
Short-term credit from others	-	669
Trade accounts payable	1,380	1,898
Other accounts payable	957	1,131
Total current liabilities	11,200	10,010

Accrued severance pay, net	138	-
Total Liabilities	$11,338	$10,010

NOTE 17 — DISCONTINUED OPERATION (Cont.)

	Year ended December 31,
	2017	2016

Revenues	$7,061	$9,464
Cost of revenues	7,790	7,941
Gross profit (loss)	(729)	1,523
Operating expenses:
Research and development	672	518
Selling and marketing	546	588
General and administrative	2,200	1,400
Total operating expenses	3,418	2,506
Loss from operations	(4,147)	(983)

Finance expense, net	630	353
Loss before provision for income taxes	(4,777)	(1,336)
Taxes on income (benefit)	124	(85)
Net Loss	(4,901)	(1,251)

	Year ended December 31,
	2017	2016

Net cash provided by (used in) operating activities	$(1,367)	$1,228
Net cash provided by (used in) investing activities	43	(574)
Net cash provided by (used in) financing activities	1,427	(723)

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103	(69)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128	210
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	48	(13)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$279	$128

NOTE 18 — SUBSEQUENT EVENTS

1.	On February 22, 2018, the Company entered into a Securities Purchase Agreement with D-Beta One EQ, Ltd., an existing stockholder and an affiliate of YA II, for the sale of 456,308 shares of our common stock at a purchase price per share of $1.05 per share in a registered direct offering for total gross proceeds of approximately $479. The shares were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-219596). The net proceeds to the Company from the offering, after deducting fees and expenses, were approximately $474.

2.

In March, 2018, the Company elected to amend the August 2017 Note to the extend the maturity date of the note to January 15, 2019. Such extension was subject to the Company paying the extension fee of $50 on or before March 31, 2018 and issuing to YA II warrants to purchase up to 158,000 shares of common stock at an exercise price of $1.50 per share.

3.

On March 29, 2018, the Company executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1,800, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of certain secured promissory notes issued by the Company to YA II on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, with a total outstanding aggregate principal amount of $3,200. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1,800.

Pursuant to the terms of the Series A Debentures, YA II may elect to convert the required payments due thereunder into the Company’s common stock at a fixed conversion price of $2.00 per share. In addition, the Company may, at its sole discretion, convert a required payment at a conversion price equal to 98.5% of the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately preceding a conversion, provided that such price may not be less than $0.50.

Pursuant to the terms of the Series B Debenture, YA II may elect to convert the required payments due thereunder into the Company’s common stock at a fixed conversion price of $4.00 per share. In addition, the Company may, at its sole discretion, convert a required payment at a conversion price equal to 98.5% of the lowest daily volume weighted average price during the ten consecutive trading days immediately preceding a conversion, provided that such price may not be less than $0.50.

