Form 10-Q
period 2018-03-31
MICRONET ENERTEC TECHNOLOGIES, INC.
filed 2018-05-15
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2018, there were 9,144,465 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2018	December 31, 2017
	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,379	$2,114
Restricted cash	237	284
Trade accounts receivable, net	4,808	5,183
Inventories	5,099	4,979
Other accounts receivable	885	1,092
Held for sale assets	11,730	11,656
Total current assets	26,138	25,308

Property and equipment, net	883	910
Intangible assets and others, net	1,282	1,494
Deferred tax assets	535	542
Long term deposit	37	12
Goodwill	1,466	1,466
Total long term assets	4,203	4,424
Total assets	$30,341	$29,732

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2018	December 31, 2017
	Unaudited	(Note 1)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$2,688	$1,582
Short term credit from others and current portion of long term loans from others	1,268	2,207
Trade accounts payable	3,347	3,973
Other accounts payable	2,193	3,146
Held for sale liabilities	11,319	11,338
Total current liabilities	20,815	22,246

Long term loans from others	3,704	1,379
Accrued severance pay, net	130	133
Total long term liabilities	3,834	1,512

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 9,144,465 and 8,645,650 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	9	8
Additional paid in capital	11,364	10,881
Accumulated other comprehensive income (loss)	154	(363)
Accumulated loss	(10,998)	(10,147)
Micronet Enertec stockholders' equity	529	379

Non-controlling interests	5,163	5,595

Total equity	5,692	5,974

Total liabilities and equity	$30,341	$29,732

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Three months ended March 31,
	2018	2017

Revenues	$5,980	$2,701
Cost of revenues	4,258	2,327
Gross profit	1,722	374
Operating expenses:
Research and development	527	397
Selling and marketing	454	392
General and administrative	1,212	1,119
Amortization of intangible assets	222	235
Total operating expenses	2,415	2,143

Loss from operations	(693)	(1,769)
Financial (expenses) income, net	(392)	60
Loss before provision for income taxes	(1,085)	(1,709)
Taxes on income (benefit)	-	(2)

Net loss from continued operation	(1,085)	(1,707)
Net profit (loss) from discontinued operation	111	(595)
Total Net Loss	(974)	(2,302)
Net loss attributable to non-controlling interests	(124)	(690)

Net loss attributable to Micronet Enertec Technologies, Inc.	(850)	(1,612)

Basic and diluted loss per share from continued operation	(0.11)	(0.16)
Basic and diluted earnings (loss) per share from discontinued operation	$0.01	$(0.09)

Weighted average common shares outstanding:
Basic	8,867,830	6,430,762

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017

Net loss	$(974)	$(2,302)
Other comprehensive loss, net of tax:
Currency translation adjustment	133	111
Total comprehensive loss	(841)	(2,191)
Comprehensive loss attributable to non-controlling interests	(432)	(400)
Comprehensive loss attributable to Micronet Enertec Technologies, Inc.	$(409)	$(1,791)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operations	$(1,085)	$(1,708)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308	306
Marketable securities	-	(70)
Change in fair value of derivatives, net	(1)	(3)
Change in deferred taxes, net	-	(20)
Accrued interest and exchange rate differences on bank loans	(51)	195
Extinguishment of loan costs and commissions	360	-
Accrued interest and exchange rate differences on loans from others	112	109
Stock-based compensation	125	33
Decrease (increase) in trade accounts receivable, net	310	(100)
Decrease (increase) in inventories	(190)	461
Increase (decrease) in accrued severance pay, net	(3)	7
Decrease (increase) in other accounts receivable	199	(390)
Decrease in trade accounts payable	(580)	(407)
Decrease in other accounts payable	(910)	-
Net cash used in operating activities	$(1,406)	$(1,587)

MICRONET ENERTEC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(72)	(55)
Marketable securities	-	3,049
Net cash provided by (used in) investing activities	$(72)	$2,994

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$1,139	$(2,469)
Receipt of loans from others, net	4,971	-
Extinguishment of loan costs	(360)	-
Repayment of short term loans	(3,538)	-
Issuance of shares, net	479	130
Issuance of warrants net	29	-
Issuance of shares by subsidiary, net	-	2,474
Net cash provided by financing activities	$2,720	$135

NET CASH INCREASE IN CASH AND CASH EQUIVALENTS	1,242	1,542

Cash, Cash Equivalents and restricted cash at beginning of the period	2,398	1,133

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	(24)	118
Cash, Cash Equivalents and restricted cash at end of the period	$3,616	$2,793

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$294	$132
Taxes	$4	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

Micronet Enertec Technologies, Inc., a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc., or we, Micronet Enertec or the Company.

We operate primarily through two Israel-based companies, Enertec Systems 2001 Ltd., or Enertec, our wholly-owned subsidiary, and Micronet Ltd., or Micronet, in which we held 50.07% as of March 31, 2018, and is controlled by us.

On February 23, 2017, Micronet filed an immediate report with the Tel Aviv Stock Exchange, or the TASE, announcing that it had closed on a public offering of its ordinary shares and sold an aggregate of 6,100,000 shares of its ordinary shares for aggregate gross proceeds of NIS 9,844,020. As a result of the public offering, the Company’s ownership interest in Micronet was diluted from 62.9% to 49.31%. In order to maintain a controlling interest of Micronet, on February 27, 2017, the Company purchased an additional 140,000 shares of Micronet in a separate transaction with a shareholder of Micronet. In addition, on February 28, 2017, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 45,000 shares of Micronet for our benefit. As a result, our voting interest of Micronet was increased to 50.07% of the issued and outstanding shares of Micronet.

Micronet is a publicly traded company on the TASE and operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle cabin installed and portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Micronet’s customers consist primarily of application service providers and solution providers specializing in the MRM market.

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

On December 31, 2017, the Company, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys has agreed to pay, at the closing of the transaction, a purchase price of $5,250 as well as assume up to $4,000 of Enertec debt which consideration may be subject to certain adjustments set forth in the Share Purchase Agreement. Enertec met the definition of a component as defined by Accounting Standards Codification, or ASC, Topic 205, since Enertec has been classified as held for sale and the Company believes the sale represents a strategic shift in its business. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. Enertec met the definition of a component. No closing for the sale of Enertec has taken place and we continue to operate Enertec in the normal course pending the closing of the Share Purchase Agreement. The parties are working towards completing the closing conditions related to the bank's approval for the change of control.

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017, has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission, or the SEC.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with the U.S. GAAP.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers,” or ASC 606, and all the related amendments (“new revenue standard”) with respect to all contracts using the modified retrospective method.

A contract with a customer exists only when: the parties to the contract have approved it and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), the Company can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer, excluding amounts collected on behalf of other third parties and sales taxes. The amount of consideration to which the Company expects to be entitled varies as a result of rebates, chargebacks, returns and other allowances.

The cumulative effect of initially applying the new revenue standard was immaterial for the quarter ended March 31, 2018, based on the adoption of ASC 606.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of March 31, 2018, and December 31, 2017, the allowance for doubtful accounts amounted to $314 and $0, respectively.

Reclassifications

Certain balance sheet amounts and cash flow amounts have been reclassified to conform with the current year presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Inventories

Inventories of raw materials are stated at the lower of cost (first-in, first-out basis) or realizable value. Cost of work in process is comprised of direct materials, direct production costs and an allocation of production overhead based on normal operating capacity.

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

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the three months ended March 31, 2018, and the year ended December 31, 2017, no indicators of impairment have been identified.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test.  The Company has one continued operation, consisting of the MRM segment, and the entire goodwill was allocated to this MRM segment. The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

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

With respect to trade receivables, the risk is limited due to the geographical spreading, nature and size of the entities that constitute the Company’s customer base. The Company assesses the financial position of its customers prior to the engagement with them.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, which supersedes the lease accounting guidance in ASC 840, “Leases.” The new guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2018, for public companies, with early adoption permitted. The new guidance must be adopted using a modified retrospective approach.

We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

NOTE 3 – FAIR VALUE MEASUREMENTS

Items carried at fair value as of March 31, 2018, and December 31, 2017, are summarized below:

	Fair value measurements using input type
	March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,379	-	-	3,379
Restricted cash	237	-	-	237
Derivative assets	-	57	-	57
Derivative liabilities - phantom option	-	(10)	-	(10)
Total	$3,616	47	-	3,663

	Fair value measurements using input type
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,114	$-	$-	$2,114
Restricted cash	284	-	-	284
Derivative liability	-	3	-	3
Derivative liability- phantom option	-	(11)	-	(11)
Total	2,398	$(8)	$-	$2,390

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$3,177	$3,189
Work in process	1,922	1,790
	$5,099	$4,979

NOTE 5 – SEGMENTS

The Company accounts for its segment information in accordance with the provisions of ASC Topic 280-10, “Segment Reporting,” or ASC 280-10. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers and geographic areas based on the Company’s internal accounting methods.

1.	Geographic Areas Information:

Sales: Classified by Geographic Areas:

The following presents total revenue for the three months ended March 31, 2018, and 2017 by geographic area:

	Three months ended March 31,
	2018	2017
United States	$5,120	$2,287
Israel	1	20
Other	859	394
Total	$5,980	$2,701

Note 6 – Loans from others

On March 29, 2018, the Company and its subsidiary, Enertec Electronics Ltd., or Enertec Electronics, executed and closed on a securities purchase agreement with YA II PN Ltd, or YA II, whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1,800, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of certain promissory notes issued by the Company to YA II on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3,200. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1,800.

In addition, pursuant to the terms of the securities purchase agreement, the Company agreed to issue to YA II a warrant to purchase 375,000 shares of the Company’s common stock at a purchase price of $2.00 per share, a warrant to purchase 200,000 shares of the Company’s common stock at a purchase price of $3.00 per share and a warrant to purchase 112,500 shares of the Company’s common stock at a purchase price of $4.00 per share, or collectively, the Warrants.

In conjunction with the issuance of the Series A Debentures and the Series B Debentures, a total of $273,787 in fees and expenses were deducted from the aggregate gross proceeds.

The Company evaluated the modifications to the terms of the loans in accordance with the guidance in ASC Topic 470-50-40 “Derecognition,” and concluded that the new debentures are substantially different from the original loans. Therefore, these modifications were accounted for as an extinguishment of the existing debt. As a result, the Company recorded an expense of $360.

NOTE 7 — DISCONTINUED OPERATION

On December 31, 2017, we, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys has agreed to pay at the closing of the transaction a purchase price of $5,250, as well as assume up to $4,000 of Enertec debt which consideration may be subject to certain adjustments set forth in the Share Purchase Agreement. Enertec met the definition of a component. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods results have been reclassified as discontinued operation accordingly. The parties are working towards completing the closing conditions related to the bank's approval for the change of control.

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

The following is the composition from discontinued operation:

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$139	$279
Restricted cash	4,343	4,224
Trade accounts receivable, net	4,844	4,807
Inventories	1,646	1,506
Other accounts receivable	13	66
Total current assets	10,985	10,882

Property and equipment, net	650	676
Long-term Assets	95	98
Total long-term assets	745	774
Total assets	$11,730	$11,656

	March 31, 2018	December 31, 2017
LIABILITIES

Short-term bank credit	$8,596	8,863
Trade accounts payable	1,491	1,380
Other accounts payable	1,098	957
Total current liabilities	11,185	11,200

Accrued severance pay, net	134	138
Total Liabilities	$11,319	11,338

NOTE 7 — DISCONTINUED OPERATION (Cont.)

	Three months ended March 31,
	2018	2017

Revenues	$2,578	2,558
Cost of revenues	1,931	2,245
Gross profit	647	313
Operating expenses:
Research and development	58	136
Selling and marketing	119	153
General and administrative	260	344
Total operating expenses	437	633
Profit (loss) from operations	210	(320)

Finance income (expense), net	99	(200)
Profit (loss) before provision for income taxes	111	(520)
Taxes on income	-	75
Net profit (loss)	111	(595)

	Three months ended March 31,
	2018	2017

Net cash provided by (used in) operating activities	$255	(2,006)
Net cash provided by (used in) investing activities	(10)	(15)
Net cash provided by (used in) financing activities	(266)	2,295

NET CASH INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21)	274

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	4,503	4,023
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$4,482	4,297

NOTE 8 - SUBSEQUENT EVENTS

On May 8, 2018, the Company and YA II mutually agreed to terminate the Company’s Standby Equity Distribution Agreement with YA II, or the 2017 SEDA. As a result of the termination of the 2017 SEDA, the Company’s obligation to pay any and all of the remaining commitment fee owed under the 2017 SEDA was terminated as well.

On May 8, 2018, the Company and YA II amended the terms of the Series A Debentures and Series B Debenture to clarify that YA II shall not have the right to convert the Series A Debentures and Series B Debenture into shares of the Company’s common stock in an amount to exceed 19.99% of the Company’s issued and outstanding shares of common stock as of February 22, 2018, inclusive of certain shares of common stock sold by the Company to D-Beta One EQ, Ltd. on February 22, 2018. In addition, the Company and YA II agreed to amend the terms of the Warrants to remove the Company’s right to voluntarily adjust the Warrant’s exercise prices.

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Readers are also urged to carefully review and consider the various disclosures we have made in that report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We provide rugged mobile devices for the growing commercial mobile resource management, or MRM, market and high tech solutions for severe environments and the battlefield, including missile defense technologies for the aerospace and defense markets. Our MRM division develops, manufactures and provides mobile computing platforms for the multibillion dollar mobile logistics management market in the U.S., Europe and Israel. American-manufactured systems are designed for outdoor and challenging work environments in trucking, distribution, logistics, public safety and construction. We design, develop, manufacture and supply customized military computer-based systems, simulators, automatic test equipment and electronic instruments, addressing a multi-billion-dollar defense industry. Solutions and systems are integrated into critical systems such as command and control, missile fire control, maintenance of military aircraft and missiles for the Israeli Air Force, Israeli Navy and by foreign defense entities.

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

Micronet is a publicly-traded company on TASE and operates in the growing commercial MRM market and is a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. In June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of Beijer Electronics Inc., or Beijer, a U.S.-based vehicle business and operations located in Utah, or the Vehicle Business, and as a result adding to its business U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanding its U.S. customer base and presence with local fleets and local MRM service providers. As a result of this acquisition, Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah.

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

On December 31, 2017, we, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’ entire share capital, Coolisys has agreed to pay at the closing of the transaction a purchase price of $5,250,000, of which $525,000 will be held in escrow for up to 14 months after the closing to satisfy certain potential indemnification claims, as well as assume up to $4,000,000 of Enertec debt which consideration certain adjustments set forth in the Share Purchase Agreement. Upon the signing of the Share Purchase Agreement, Coolisys agreed to deposit a termination fee of $300,000 into escrow to secure its obligations for closing. No closing for the sale of Enertec has taken place and we continue to operate Enertec in the normal course pending the closing of the Share Purchase Agreement. Enertec met the definition of a component. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods results have been reclassified as discontinued operation. The parties are working towards completing the closing conditions related to the bank's approval for the change of control.

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

In December 2015, the U.S. Department of Transportation’s Federal Motor Carrier Safety Administration, or FMCSA, announced the publication of the final rule and implementation schedule of its Electronic Logging mandate. The FMCSA mandate requires interstate commercial truck and bus companies to use Electronic Logging Devices, or ELDs, in their vehicles to record their compliance with the safety rules that govern the number of hours a driver can work. Implementation of rule compliance will begin immediately, and full enforcement of the regulations commenced in 2017.

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

Results of Operations

Three Months Ended March 31, 2018, compared to Three Months Ended March 31, 2017

Revenues for the three months ended March 31, 2018, were $5,980,000, compared to $2,701,000 for the three months ended March 31, 2017. This represents an increase of $3,279,000, or 121%, for the three months ended March 31, 2018. The increase in revenues for the three months ended March 31, 2018, is mainly due to an increase in Micronet revenues as a result of an increase in customer orders related to Micronet’s new SmartHub product line.

Gross profit increased by $1,348,000 to $1,722,000 and represents 29% of the revenues for the three months ended March 31, 2018. This is in comparison to gross profit of $374,000 which represented 14% of the revenues for the three months ended March 31, 2017. The increase is mainly due to an increase in the volume of units sold relating to Micronet’s new product line.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three months ended March 31, 2018, were $454,000, compared to $392,000 for the three months ended March 31, 2017. This represents an increase of $62,000, or 16%, for the three months ended March 31, 2018. The increase is mainly due to an increase in sales commissions as a result of the increase in revenues related to Micronet.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three months ended March 31, 2018, were $1,212,000, compared to $1,119,000 for the three months ended March 31, 2017. This represents an increase of $93,000, or 8%, for the three months ended March 31, 2018. The increase is mainly due to an increase in expenses related to options and a provision for doubtful debt.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly includes wages, materials and sub-contractors, for the three months ended March 31, 2018, were $527,000, compared to $397,000 for the three months ended March 31, 2017. This represents an increase of $130,000, or 33%, for the three months ended March 31, 2018. The increase in research and development costs is mainly due to an increase in payroll costs.

Loss from operations

Our loss from operations for the three months ended March 31, 2018, was $693,000, or 11% of revenues, compared to loss from operations of $1,769,000, or 65% of revenues, for the three months ended March 31, 2017. The decrease in loss from operations is mainly a result of the increase in revenues as described above.

Financial Expenses, benefit net

Financial expenses, net for the three months ended March 31, 2018, were $392,000, compared to a benefit of $60,000 for the three months ended March 31, 2017. This represents an increase of $452,000, for the three months ended March 31, 2018. The increase in financial expenses in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to expenses and interest we paid on loans.

Net loss attributed to Micronet Enertec Technologies, Inc.

Our net loss attributed to Micronet Enertec was $850,000 in the three months ended March 31, 2018, compared to net loss of $1,612,000 in the three months ended March 31, 2017. This represents a decrease in net loss of $762,000, or 47%, as compared to the same period last year. The decrease in net loss is attributed to the increase in revenues as mentioned above.

Discontinued operation

As a result of the proposed sale of our Enertec subsidiary to Coolisys, we have classified Enertec’s assets and liabilities as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. Enertec’s net loss decreased from $595,000 for the three months ended March 31, 2017, to a net profit of $111,000 for the three months ended March 31, 2018. The decrease in net loss is mainly attributed to an increase in gross margins and to a decrease in operating costs.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States, or GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures are outlined below:

●	Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the through the acquisition of Beijer in 2014. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to this transaction. The amortization of acquired intangible assets is non-cash charges. We believe that such changes do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Amortization of note discount - These expenses are non-cash and are related to amortization of discount of the note purchase agreements with YA II PN, or YA II. Such expenses do not reflect our on-going operations.

●	Stock-based compensation – Stock based compensation consists of share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

The following table reconciles, for the periods presented, GAAP net loss from continued operation attributable to Micronet Enertec to non-GAAP net loss from continued operation:

	Three months ended March 31,
	(Dollars in Thousands, other than share and per share amounts)
	2018	2017
GAAP net loss from continued operation attributable to Micronet Enertec	$(961)	$(1,017)
Amortization of acquired intangible assets	111	132
Stock-based compensation and shares issued to service providers	88	33
Amortization of note discount	37	-
Income tax-effect of above non-GAAP adjustments	-	(1)
Total Non-GAAP net loss from continued operation	$(725)	$(853)

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans and loans from YA II, as described below.

As of March 31, 2018, our total cash and cash equivalents, restricted cash balance was $3,616,000, as compared to $2,398,000 as of December 31, 2017. This reflects an increase of $1,218,000 in cash and cash equivalents, restricted cash. The increase in cash and cash equivalents is primarily a result of a new loan from YA II, as discussed more fully below.

On December 31, 2017, we, Enertec and our wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys has agreed to pay at the closing of the transaction a purchase price of $5,250,000, as well as assume up to $4,000,000 of Enertec debt which consideration may be subject to certain adjustments set forth in the Share Purchase Agreement. Enertec met the definition of a component. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods results have been reclassified as discontinued operation accordingly.

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

On June 30, 2016, the Company and Enertec Electronics entered into a Note Purchase Agreement with YA II, whereby YA II purchased $600,000 of notes from the Company, or the June 2016 Note. The outstanding principal balance of the notes bears interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Company was required to make payments of $150,000 of principal plus accrued interest. All amounts payable were to be due on July 10, 2017, which was subsequently extended to December 31, 2017. We made the required payments due on December 31, 2017.

On October 28, 2016, the Company and Enertec Electronics entered into an additional Note Purchase Agreement with YA II whereby YA II loaned an additional $500,000 to the Company pursuant to an additional secured promissory note, or the October 2016 Note. The outstanding principal balance of the additional note bore interest at 7% per annum. The additional note was to mature on November 20, 2017, which was subsequently extended to March 31, 2018.

On December 22, 2016, the Company and Enertec Electronics entered into a Supplemental Agreement with YA II, whereby YA II agreed to lend us an additional $1,000,000 pursuant to a secured promissory note, or the December 2016 Note. The outstanding principal balance of this note bore interest at 7% per annum. The note was to mature on December 20, 2017, which was subsequently extended to September 30, 2018.

On June 8, 2017, the Company and Enertec Electronics entered into the Second Supplemental Agreement with YA II, whereby YA II agreed to lend us $600,000 pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bore interest at 7% per annum. The additional note was to mature on December 31, 2018. The Company has agreed to make payments of $100,000 on September 30, 2018, and $500,000 on December 31, 2018. The note, along with the other notes held by YA II, was secured by a pledge of shares of Micronet owned by Enertec Electronics.

Pursuant to the Second Supplemental Agreement, the Company, Enertec Electronics, and YA II agreed to amend the terms of the June 2016 Note, the October 2016 Note and the December 2016 Note. Pursuant to the Second Supplemental Agreement, the June 2016 Note was amended to (i) extend the maturity date to December 31, 2017, and (ii) amend the repayment schedule owed under such note such that $150,000 shall be payable by the Company on each of October 10, 2016, May 1, 2017, September 30, 2017, and December 31, 2017 (provided, however, that we had previously repaid the October 10, 2016, and May 1, 2017 payments). Pursuant to the Second Supplemental Agreement, the October 2016 Note was amended to (i) extend the maturity date to March 31, 2018 and (ii) amend the repayment schedule such that on May 1, 2017, the Company shall make a payment of $150,000 (provided, however, that we had previously repaid the May 1, 2017 payment), on September 30, 2017, the Company would make a payment of $100,000, on December 31, 2017 the Company would make a payment of $150,000 and on March 31, 2018, the Company would make a payment of $100,000. Pursuant to the Supplemental Agreement, the December 2016 Note was amended to (i) extend the maturity date to September 30, 2018, and (ii) amend the repayment schedule such that on March 31, 2018, the Company was required to make a payment of $300,000, on June 30, 2018, the Company was required to make a payment of $400,000 and on September 30, 2018, the Company was required to make a payment of $300,000.

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

On June 8, 2017, we entered into another note purchase agreement with YA II whereby YA II agreed to lend us $600,000 pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bore interest at 7% per annum. The additional note was to mature on December 31, 2018, and we were to make payments of $100,000 on September 30, 2018, and $500,000 on December 31, 2018.

On August 22, 2017, the Company and Enertec Electronics executed the Third Supplemental Agreement which supplements the Note Purchase Agreement executed by the parties on October 28, 2016, or the August 2017 Note. Pursuant to the Third Supplemental Agreement, we borrowed $1,500,000 from YA II pursuant to the terms of a secured promissory note. The outstanding principal balance of the note bore interest at 7% per annum. The note was to mature on November 22, 2017. On November 19, 2017, the Company and YA II amended the maturity date of the August 2017 Note to February 15, 2018, and provided that the Company may extend such maturity date to January 15, 2019, at its sole discretion.

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

On March 29, 2018, the Company and Enertec Electronics executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200,000, which shall mature on October 1, 2019, and bears interest at 6% per annum, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1,800,000, which shall mature on October 1, 2019 and bears interest at 6% per annum, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of the above described promissory notes issued by the Company to YA II in the June 2016 Note, the October 2016 Note, the December 2016 Note, and the August 2017 Note, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3,200,000. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1,800,000. At the closing of the transactions contemplated by the securities purchase agreement, the Company agreed to pay YA II, or its designee, a commitment fee of $90,000, an extension fee of $50,000 relating to the prior extension of the secured promissory note issued on August 22, 2017, and $126,786.74 representing the accrued and unpaid interest on the Prior Notes.

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

In addition, pursuant to the terms of the securities purchase agreement, the Company agreed to issue to YA II a five year warrant to purchase 375,000 shares of the Company’s common stock at a purchase price of $2.00 per share, a five year warrant to purchase 200,000 shares of the Company’s common stock at a purchase price of $3.00 per share and a five year warrant to purchase 112,500 shares of the Company’s common stock at a purchase price of $4.00 per share.

On August 22, 2017, the Company entered into a Standby Equity Distribution Agreement, or the 2017 SEDA, with YA II for the sale of up to $10,000,000 of shares of the Company’s common stock, over a three-year commitment period.

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

On May 8, 2018, the Company and YA II mutually agreed to terminate the 2017 SEDA. As a result of the termination of the 2017 SEDA, the Company’s obligation to pay any and all of the remaining Commitment Fee owed under the 2017 SEDA was terminated as well. The Company did not conduct any sales pursuant to the 2017 SEDA prior to its termination.

On November 22, 2017, we entered into a Securities Purchase Agreement with one investor, an affiliate of YA II, for the sale of 555,556 shares of the our common stock at a purchase price per share of $0.90 per share in a registered direct offering for total gross proceeds of $500,000. The shares were offered and sold by us pursuant to our shelf registration statement on Form S-3 (File No. 333-219596). The net proceeds to us from the offering, after deducting fees and expenses, were approximately $495,000.

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

On December 30, 2015, the Company entered into a Loan Agreement, or the Meydan Loan, with Meydan Family Trust No. 3, or Meydan, pursuant to which Meydan agreed to loan the Company $750,000 on certain terms and conditions. The proceeds of the Meydan Loan were used by the Company for working capital and general corporate purposes. The Meydan loan bore interest at the rate of Libor plus 8% per annum and was due and payable in 4 equal installments beginning on May 31, 2017. The Meydan Loan was fully paid in March 2018.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of March 31, 2018, the balance on the Mercantile Loan was $1,548,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7% for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3,000,000. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan, the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of March 31, 2018, the fair value of this Phantom Stock Option was less than $10,000.

In March 2018, Micronet entered into a credit line agreement, or the Mizrahi-Tefahot Loan Agreement, with Mizrahi-Tefahot Bank for borrowings of up to a total of $1,400,000, as well as a $1,400,000 loan for 3 years bearing interest at a rate of Prime plus 1.9% to support its working capital. The Company may cancel the line with advance notice of 14 days. As of March 31, 2018, the balance on the credit line was $853,000.

In March 2018, Micronet entered into a credit line agreement with First International Bank of Israel, or FIBI, pursuant to which FIBI agreed to grant Micronet a credit line. The annual interest rate is Prime plus 2.1%. As of March 31, 2018, the balance on the credit line was $285,000.

As of March 31, 2018, our total current assets were $26,138,000, as compared to $25,308,000 at December 31, 2017. The increase is mainly due to the increase in cash and cash equivalents.

Our trade accounts receivable at March 31, 2018 were $4,808,000 as compared to $5,183,000 at December 31, 2017. The decrease is primarily due to a provision for doubtful debt in Micronet.

As of March 31, 2018, our working capital was $5,323,000, as compared to $3,062,000 at December 31, 2017. The increase in the working capital is primarily due to the increase in our cash and cash equivalents.

As of March 31, 2018, our total debt was $7,660,000 as compared to $5,168,000 at December 31, 2017.

Our bank and other debt is composed of short-term loans amounting to $3,956,000 as of March 31, 2018 compared to $3,789,000 at December 31, 2017, and long-term loans amounting to $3,704,000 as of March 31, 2018 compared to $1,379,000 at December 31, 2017.

Our current debt includes our bank debt described above and loans from YA II :

●	Our bank debt is composed of short-term loans to Enertec Electronics and Micronet amounting to $2,688,000 as of March 31, 2018 compared to $1,582,000, as of December 31, 2017. These short-term loans bear interest at rates between Israeli prime (currently 1.60%) plus 0.7% to 2.45%. The bank loans have maturity dates between July 2018 and July 2019 and bear interest at a rate of Israeli Prime plus 1.25% to 2.45%. Upon consummation of the proposed sale of Enertec, Coolysis will assume $4,000,000 of such existing net indebtedness owed by Enertec.

●	Enertec Electronics has covenanted under its bank loan that the Company will present separate financial statements equity of not less than 32.5% of total assets. Certain restricted cash is used as collateral to secure the loan.

●	As described above, on March 29, 2018, the Company and Enertec Electronics executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) the Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200,000 and (2) the Series B Convertible Debenture in the principal aggregate amount of $1,800,000.

●

In March 2018, Micronet entered into a credit line agreement for borrowings of up to a total of $1,400,000, as well as a $1,400,000 loan for 3 years that bears interest at a rate of Prime plus 1.9% to support its working capital. Micronet has covenants under this agreement, among other (a) Annual EBITDA shall not be less than $750,000; (b) the ratio of customer debt to credit (credit utilized by the Company under an agreement with the Bank for the excluding of bank guarantees) shall not be less than 1 basis on a quarterly basis; (c) the inventory ratio for financial credit shall not be less than 1 on the basis of a semi-annual reports; and (d) the tangible shareholders' equity shall not be less than NIS 15,000,000 and from 35% of the total balance sheet deducted on the basis of the Company's semi-annual reports. As of March 31, 2018, Micronet has met the covenants.

●

As of March 31, 2018, Micronet had a temporary credit line with  FIBI, pursuant to which FIBI agreed to grant Micronet a temporary credit line. The annual interest rate is Prime plus 2.1%. As of March 31, 2018, the balance on the credit line was $285,000.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect our capital requirements to increase over the next several years as we continue to support the organic and non-organic growth of our business. Among other activities, we plan to develop, manufacture and market larger-scale solutions, support our growing manufacturing and finance needs, continue the development and testing of our suite of products and systems, increase management, marketing, and administration infrastructure, and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including but not limited to (1) the levels and costs of our research and development initiatives, (2) the cost of hiring, training and certifying additional highly skilled professionals (mainly engineers and technicians), and maintaining our management including sales and marketing personnel to promote our products, and (3) the cost and timing of the expansion of our development, manufacturing and marketing efforts.

In 2018, we expect to pay off the current portion of certain bank loans in the amount $621,000 and the YA II loans in the aggregate amount of $1,000,000, using our cash flow from our operations, until the proposed sale of Enertec is consummated, or possibly additional debt or equity financings.

In addition, if we are successful in consummating the sale of Enertec to Coolisys, we will receive $5,250,000, subject to certain adjustments, in gross proceeds, as well as have $4,000,000 in Enertec’s net debt assumed by Coolisys. There is no guarantee that we will be successful in consummating the sale of Enertec.

The Company filed a Form S-3 registration statement (File No. 333-219596), under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process, which was declared effective on November 8, 2017. Under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30 million. To date, we have sold approximately $1,000,000 of our securities pursuant to our existing shelf registration statement.

On August 22, 2017, we entered into the 2017 SEDA for the sale of up to $10 million of shares of the Company’s common stock over a two-year commitment period. On May 9, 2018, we agreed to terminate the 2017 SEDA.

Based on our current business plan and existing loans, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next twelve months from the date of this Quarterly Report. However, we believe that we may need to raise additional funds if we want to materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks, the YA II loans, and the potential proceeds from the sale of Enertec, and we may seek additional financing from them or through securities offerings. We intend to use such funds in order to expand our operations, refinancing our various debts, develop new products, enhance existing products or respond to competitive pressures. However, we may also undertake additional debt or conduct equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Further, there is no assurance that we will be able to borrow additional funds on favorable terms or at all.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mrs. Tali Dinar, the Company’s Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Form of Series A Debenture issued to YA II PN, Ltd. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018).

4.2	Form of Series B Debenture issued to YA II PN, Ltd. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018).

4.3	Form of Warrant issued to YA II PN, Ltd. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018).

10.1	Securities Purchase Agreement, dated March 29, 2018, between Micronet Enertec Technologies, Inc. and YA II PN Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018).

10.2	Share Purchase Agreement, dated December 31, 2017, among Micronet Enertec Technologies Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.3	Consulting Agreement, among Micronet Enertec Technologies Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.4	Securities Purchase Agreement, dated February 22, 2018, between Micronet Enertec Technologies, Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2018).

10.5*	Termination of SEDA, dated May 8, 2018, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd.

10.6*	Debenture Amendment Letter Agreement, dated May 8, 2018, by and among Micronet Enertec Technologies, Inc., Enertec Electronics Ltd. and YA II PN, Ltd.

10.7*	Warrant Amendment Agreement, dated May 8, 2018, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRONET ENERTEC TECHNOLOGIES, INC.

Date: May 15, 2018	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Tali Dinar
		Name:	Tali Dinar
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-199752), filed with the Securities and Exchange Commission on October 31, 2014.).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Form of Series A Debenture issued to YA II PN, Ltd. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018).

4.2	Form of Series B Debenture issued to YA II PN, Ltd. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018).

4.3	Form of Warrant issued to YA II PN, Ltd. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018).

10.1	Securities Purchase Agreement, dated March 29, 2018, between Micronet Enertec Technologies, Inc. and YA II PN Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018).

10.2	Share Purchase Agreement, dated December 31, 2017, among Micronet Enertec Technologies Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.3	Consulting Agreement, among Micronet Enertec Technologies Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.4	Securities Purchase Agreement, dated February 22, 2018, between Micronet Enertec Technologies, Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2018).

10.5*	Termination of SEDA, dated May 8, 2018, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd.

10.6*	Debenture Amendment Letter Agreement, dated May 8, 2018, by and among Micronet Enertec Technologies, Inc., Enertec Electronics Ltd. and YA II PN, Ltd.

10.7*	Warrant Amendment Agreement, dated May 8, 2018, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Micronet Enertec Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith