Form 10-Q
period 2018-06-30
MICT, Inc.
filed 2018-08-13
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-35850

MICT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 West Grand Avenue, Suite 3, Montvale, NJ	07645
(Address of principal executive offices)	(Zip Code)

(201) 225-0190
(Registrant’s telephone number, including area code)

Micronet Enertec Technologies, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2018, there were 9,342,115  issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICT, INC. AND SUBSIDIARY

(Formerly known as Micronet Enertec Technologies, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2018	December 31, 2017
	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,898	$2,114
Restricted cash	564	284
Trade accounts receivable, net	3,937	5,183
Inventories	4,800	4,979
Other accounts receivable	527	1,092
Held for sale assets	-	11,656
Total current assets	13,726	25,308

Property and equipment, net	870	910
Intangible assets and others, net	1,065	1,494
Deferred tax assets	515	542
Long term deposit	36	12
Restricted cash- escrow	477	-
Goodwill	1,466	1,466
Total long term assets	4,429	4,424
Total assets	$18,155	$29,732

MICT, INC. AND SUBSIDIARIES

(Formerly known as Micronet Enertec Technologies, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2018	December 31, 2017
	Unaudited	(Note 1)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$1,085	$1,582
Short term credit from others and current portion of long term loans from others	1,500	2,207
Trade accounts payable	2,352	3,973
Other accounts payable	1,633	3,146
Held for sale liabilities	-	11,338
Total current liabilities	6,570	22,246

Long term loans from others	2,636	1,379
Accrued severance pay, net	125	133
Long term escrow	477	-
Total long term liabilities	3,238	1,512

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 9,144,465 and 8,645,650 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	9	8
Additional paid in capital	11,301	10,881
Accumulated other comprehensive loss	(504)	(363)
Accumulated loss	(7,501)	(10,147)
MICT, Inc. stockholders’ equity	3,305	379

Non-controlling interests	5,042	5,595

Total equity	8,347	5,974

Total liabilities and equity	$18,155	$29,732

MICT, INC. AND SUBSIDIARIES

(Formerly known as Micronet Enertec Technologies, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017

Revenues	$10,681	$6,464	$4,701	$3,763
Cost of revenues	7,427	5,317	3,169	2,990
Gross profit	3,254	1,147	1,532	773

Operating expenses:
Research and development	1,032	904	505	507
Selling and marketing	834	850	380	458
General and administrative	2,526	2,044	1,314	925
Amortization of intangible assets	438	470	216	235
Total operating expenses	4,830	4,268	2,415	2,125

Loss from operations	(1,576)	(3,121)	(883)	(1,352)
Financial expenses, net	852	43	460	103
Loss before provision for income taxes	(2,428)	(3,164)	(1,343)	(1,455)
Provision (benefit) for income taxes	4	(3)	4	(1)

Net loss from continued operation	(2,432)	(3,161)	(1,347)	(1,454)
Net profit (loss) from discontinued operation (includes capital gain from disposal amounting to $6,844)	4,894	(1,129)	4,783	(534)
Total net profit (loss)	2,462	(4,290)	3,436	(1,988)
Net loss attributable to non-controlling interests	(184)	(1,347)	(60)	(657)

Net profit (loss) attributable to MICT, Inc.	2,646	(2,943)	3,496	(1,331)

Earnings (loss) per share attributable to MICT, Inc.
Basic and diluted loss per share from continued operation	$(0.25)	$(0.27)	$(0.14)	$(0.12)
Basic and diluted earnings (loss) per share from discontinued operation	0.54	(0.18)	0.52	(0.08)

Weighted average common shares outstanding:	9,007,684	6,557,283	9,144,465	6,683,139

MICT, INC. AND SUBSIDIARIES

(Formerly known as Micronet Enertec Technologies, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017

Net Income (loss)	$2,462	$(4,290)	$3,436	$(1,988)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(647)	261	(780)	150
Total comprehensive income (loss)	1,815	(4,029)	2,656	(1,838)
Comprehensive (loss) attributable to non-controlling interests	(553)	(819)	120	(419)
Comprehensive loss attributable to MICT, Inc.	$2,368)	$(3,210)	$2,776	$(1,419)

MICT, INC. AND SUBSIDIARIES

(Formerly known as Micronet Enertec Technologies, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (loss) from continued operations	$4,412	$(3,161)

Adjustments to reconcile net income to net cash provided by operating activities:
Capital gain from disposal	(6,844)	-
Depreciation and amortization	592	623
Marketable securities	-	(71)
Change in fair value of derivatives, net	(10)	3
Change in deferred taxes, net	-	(5)
Accrued interest and exchange rate differences on bank loans	(97)	110
Extinguishment of loan costs and commissions	360	-
Accrued interest and exchange rate differences on loans from others	(38)	833
Stock-based compensation	189	68
Decrease in trade accounts receivable, net	1,303	316
Decrease in inventories	180	452
Increase (decrease) in accrued severance pay, net	(8)	12
Decrease (increase) in other accounts receivable	541	(652)
Decrease (increase) in trade accounts payable	(1,471)	893
Decrease in other accounts payable	(1,404)	(111)
Net cash used in operating activities	$(2,295)	$(690)

MICT, INC. AND SUBSIDIARIES

(Formerly known as Micronet Enertec Technologies, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Consideration from disposal of discontinued operation	4,295	-
Purchase of property and equipment	(179)	(139)
Marketable securities	-	3,049
Net cash provided by investing activities	$4,116	$2,910

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$(411)	$(2,709)
Receipt of loans from others, net	4,971	(434)
Extinguishment of loan costs	(360)	-
Repayment of short term loans	(4,413)	3,118
Issuance of shares, net	479	55
Issuance of warrants net	28	-
Net cash provided by financing activities	$294	$30

NET CASH INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,115	2,250

Cash, Cash Equivalents and restricted cash at the beginning of the period	2,398	1,133

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	(51)	204
Cash, Cash Equivalents and restricted cash at end of the period	$4,462	$3,587

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$503	$-
Taxes	$7	$74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except per share data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT, Inc., or we, MICT, or the Company, a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary Enertec Systems Ltd., the Company changed the Company name from Micronet Enertec Technologies, Inc to MICT, Inc.

We operate primarily through our Israel-based company, Micronet Ltd., or Micronet, in which we have a controlling interest as of June 30, 2018.

On February 23, 2017, Micronet filed an immediate report with the Tel Aviv Stock Exchange, or the TASE, announcing that it had closed on a public offering of its ordinary shares and sold an aggregate of 6,100,000 shares of its ordinary shares for aggregate gross proceeds of NIS 9,844,020. As a result of the public offering, the Company’s ownership interest in Micronet was diluted from 62.9% to 49.31%. In order to maintain a controlling interest of Micronet, on February 27, 2017, the Company purchased an additional 140,000 shares of Micronet in a separate transaction with a shareholder of Micronet. In addition, on February 28, 2017, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 45,000 shares of Micronet for the Company’s benefit. As a result, the Company’s voting interest of Micronet was increased to 50.07% of the issued and outstanding shares of Micronet.

Micronet is a publicly traded company on the TASE and operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Micronet’s customers consist primarily of application service providers and solution providers specializing in the MRM market.

On December 31, 2017, the Company, Enertec Systems 2001 Ltd., or Enertec, previously our wholly owned subsidiary, and Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250 as well as assume up to $4,000 of Enertec debt. Enertec met the definition of a component as defined by Accounting Standards Codification, or ASC, Topic 205, since Enertec has been classified as held for sale and the Company believes the sale represents a strategic shift in its business. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. Enertec met the definition of a component. On May 22, 2018, the Company closed on the sale, or the Closing, of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

At the Closing, the Company received aggregate gross proceeds of approximately $4,700, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. Therefore, the Company has recorded such escrowed amount on its balance sheet as restricted cash and a liability. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the Closing. In addition, Coolisys also assumed approximately $4,000 of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at the closing date was approximately $6,800.

As previously reported, and in conjunction with, and as a condition to, the Closing, the Company, Enertec, Coolisys, DPW and Mr. David Lucatz, the Company’s Chief Executive Officer, executed a consulting agreement, or the Consulting Agreement, whereby the Company, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec) will pay the Company an annual consulting fee of $150 as well as issue the Company 150,000 restricted shares of DPW Class A common stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the Closing and the remaining installments vesting on each of the first 2 anniversaries of the Closing. In the event of a change of control in the Company, or if Mr. Lucatz shall no longer be employed by the Company, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity.

The descriptions of the Share Purchase Agreement and Consulting Agreement are qualified in their entirety by reference to the complete text of the Share Purchase Agreement and Consulting Agreement which have been filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2018.

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017, has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Functional Currency

The functional currency of MICT is the U.S. dollar. The functional currency of certain subsidiaries is their local currency. The financial statements of those companies are included in consolidation, based on translation into U.S. dollars. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at monthly average exchange rates during the year. Differences resulting from translation are presented in the consolidated statements of comprehensive income.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers,” or ASC 606, and all the related amendments (“new revenue standard”) with respect to all contracts using the modified retrospective method.

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

The cumulative effect of initially applying the new revenue standard was immaterial for the six months ended June 30, 2018, based on the adoption of ASC 606.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of June 30, 2018, and December 31, 2017, the allowance for doubtful accounts amounted to $313 and $0, respectively.

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

Earnings/Loss per Share

Basic net earnings/loss per share are computed based on the weighted average number of shares of common stock outstanding during each year.

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the three and six months ended June 30, 2018, and the year ended December 31, 2017, no indicators of impairment have been identified.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test.  The Company has one continued operation, consisting of the MRM business, and the entire goodwill was allocated to this MRM business. The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Comprehensive Income (Loss)

Financial Accounting Standards Board, or FASB, ASC Topic 220-10, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income, comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items and other items.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, which supersedes the lease accounting guidance in ASC Topic 840, “Leases.” The new guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2018, for public companies, with early adoption permitted. The new guidance must be adopted using a modified retrospective approach.

The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS

Items carried at fair value as of June 30, 2018, and December 31, 2017, are summarized below:

	Fair value measurements using input type
	June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,898	$-	$-	3,898
Restricted cash	564	-	-	564
Derivative assets	-	(51)	-	(51)
Derivative liabilities - phantom option	-	(1)	-	(1)
Total	$4,462	(52)	-	4,410

	Fair value measurements using input type
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,114	$-	$-	$2,114
Restricted cash	284	-	-	284
Derivative liability	-	3	-	3
Derivative liability- phantom option	-	(11)	-	(11)
Total	$2,398	$(8)	$-	$2,390

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$3,057	$3,189
Work in process and finish goods	1,743	1,790
	$4,800	$4,979

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

1.	Geographic Areas Information:

Sales: Classified by Geographic Areas:

The following presents total revenue for the six months ended June 30, 2018, and 2017 by geographic area:

	Six months ended June 30,
	2018	2017
United States	$8,882	5,033
Israel	1	111
Other	1,798	1,320
Total	$10,681	6,464

Note 6 – Loans from others

On March 29, 2018, the Company and its subsidiary, MICT Telematics Ltd. (formerly known as Enertec Electronics Ltd.), or MICT Telematics, executed and closed on a securities purchase agreement with YA II PN Ltd, or YA II, whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1,800, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of certain promissory notes issued by the Company to YA II on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3,200. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1,800.

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

The Company evaluated the modifications to the terms of the loans in accordance with the guidance in ASC Topic 470-50-40 “Derecognition,” and concluded that the new debentures are substantially different from the original loans. Therefore, these modifications were accounted for as an extinguishment of the existing debt. As a result, the Company recorded an expense of $360. In addition, in June 2018, we made a payment of $750 towards the repayment of the Series A Debentures.

NOTE 7 — DISCONTINUED OPERATION

On December 31, 2017, the Company, Enertec and Enertec Management Ltd. entered into the Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250 as well as assume up to $4,000 of Enertec debt. Enertec met the definition of a component as defined by ASC Topic 205, since Enertec had been classified as held for sale and the Company believes the sale represented a strategic shift in its business. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. On May 22, 2018, the Company closed on the sale of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

At the Closing, the Company received aggregate gross proceeds of approximately $4,700 of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. Therefore, the Company has recorded such escrowed amount on its balance sheet as restricted cash and a liability. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the Closing. In addition, Coolisys also assumed approximately $4,000 of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at the closing date is approximately $6,800.

The following is the composition from discontinued operation through June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$-	$279
Restricted cash	-	4,224
Trade accounts receivable, net	-	4,807
Inventories	-	1,506
Other accounts receivable	-	66
Total current assets	-	10,882

Property and equipment, net	-	676
Long-term Assets	-	98
Total long-term assets	-	774
Total assets	$-	$11,656

	June 30, 2018	December 31, 2017
LIABILITIES

Short-term bank credit	$-	8,863
Trade accounts payable	-	1,380
Other accounts payable	-	957
Total current liabilities	-	11,200

Accrued severance pay, net	-	138
Total Liabilities	$-	11,338

NOTE 7 — DISCONTINUED OPERATION (Cont.)

	For the Period between
	January 1, 2018 to May 22, 2018	January 1, 2017 to June 30, 2017

Revenues	$1,512	4,715
Cost of revenues	2,655	4,330
Gross profit	(1,143)	385
Operating expenses:
Research and development	120	230
Selling and marketing	204	296
General and administrative	376	562
Total operating expenses	700	1,088
Loss from operations	(1,843)	(703)
Capital gain	6,844	-
Finance income (expense), net	(102)	(365)
Profit (loss) before provision for income taxes	4,899	(1,068)
Taxes on income	5	34
Net profit (loss)	4,894	(1,102)

	For the Period between
	January 1, 2018 to May 22, 2018	January 1, 2017 to June 30, 2017

Net cash provided by (used in) operating activities	$131	(1,794)
Net cash used in investing activities	(39)	(15)
Net cash provided by (used in) financing activities	(63)	1,582

NET CASH INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29	(227)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	4,503	4,023
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	(147)	392
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$4,385	4,188

NOTE 8 - SUBSEQUENT EVENTS

 Letter of Intent with BNN Technology, PLC

On July 2, 2018, the Company entered into a letter of intent, or the LOI, with respect to the following transactions, or the Transactions, contemplated to be entered into by and among the Company, BNN Technology PLC, a leading technology, content and services company, or BNN, and an unrelated third party that is a leading platform as a service provider of transaction technology, or the Third Party:

●	BNN will seek to acquire, through a third-party cash tender offer at a price of at least $1.65 per share, an additional approximately 35% stake in the Company (in addition to the 14.89% stake acquired on June 21, 2018), with a view to owning in aggregate at least 50.1% of the Company’s issued shares.

●	Both BNN and the Third Party shall be acquired by the Company in exchange for cash and the issuance of securities. The Third Party acquisition is pursuant to a Heads of Terms, which BNN has previously entered into with the Third Party.

●	All of the shares of Micronet held by the Company will be spun off to the Company’s shareholders that remain shareholders after the completion of the tender offer.

●	The Company will raise a minimum of between $26,000-$36,000 from major global institutional investors.

The LOI is intended to express only a mutual indication of interest in the Transactions and does not represent a legally binding commitment or obligation on the part of the parties, and there can be no assurances that the Transactions will be consummated. As a result of the Transactions, it is contemplated that the Company will own BNN and the Third Party.

Name Change

On July 13, 2018, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware, pursuant to which the Company changed its name from “Micronet Enertec Technologies, Inc.” to “MICT, Inc.” The name change took effect on July 16, 2018.

Repayment of Series A Debentures

On July 3, 2018, the Company made a payment of $1,000 towards the repayment of the Series A Debentures, of which $125,000 was repaid in shares of the Company’s common stock at an applicable conversion price of $1.1158 per share.

July 2018 Loan

On July 10, 2018, Micronet Ltd. received a loan from a bank in the amount of NIS 5 million, in accordance with a financing agreement dated March 25, 2018. The loan will bear annual interest at a rate of approximately 2.5%. The loan has a term of 36 months and will be repaid in twelve quarterly installments payable from October 10, 2018 to July 11, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	Demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

●	Levels of research and development costs in the future;

●	Continuing control of at least a majority of Micronet’s share capital;

●	The organic and non-organic growth of our business;

●	Plans for new Micronet products and services;

●	Our financing needs;

●	The sufficiency of our capital resources; and

●	The proposed transaction with BNN Technology PLC.

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

We operate through our Israel-based company, Micronet, in which we have a controlling interest, which develops, manufactures, integrates and globally markets rugged computers and tablets.

Micronet is a publicly-traded company on the Tel-Aviv Stock Exchange, or TASE, and operates in the growing commercial MRM market and is a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. In June 2014, Micronet expanded its MRM business and operations in the U.S. market through the acquisition of Beijer Electronics Inc., or Beijer, a U.S.-based vehicle business and operations located in Utah, or the Vehicle Business, and as a result adding to its business U.S.-based facilities which include manufacturing and technical support infrastructure, sales and marketing capabilities as well as expanding its U.S. customer base and presence with local fleets and local MRM service providers. As a result of this acquisition, Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah.

On December 31, 2017, we, Enertec and our previously wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. Enertec met the definition of a component. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods results have been reclassified as discontinued operation.

On May 22, 2018, the Company closed on the sale, or the Closing, of all of the outstanding equity of its wholly owned subsidiary Enertec, pursuant to the terms of the previously reported Share Purchase Agreement.

At the Closing, the Company received aggregate gross proceeds of approximately $4.7 million, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec’s debts at the Closing. In addition, Coolisys also assumed approximately $4.0 million of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at June 30, 2018, was approximately $6.8 million.

As previously reported, and in conjunction with, and as a condition to, the Closing, the Company, Enertec, the Buyer, DPW and Mr. David Lucatz, the Company’s Chief Executive Officer, executed a consulting agreement, or the Consulting Agreement, whereby the Company, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Buyer (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec) will pay the Company an annual consulting fee of $150,000 as well as issue the Company 150,000 restricted shares of DPW Class A common stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the Closing and the remaining installments vesting on each of the first 2 anniversaries of the Closing. In the event of a change of control in the Company, or if Mr. Lucatz shall no longer be employed by the Company, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity.

The descriptions of the Share Purchase Agreement and Consulting Agreement are qualified in their entirety by reference to the complete text of the Share Purchase Agreement and Consulting Agreement which have been filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2018.

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

In December 2015, the U.S. Department of Transportation’s Federal Motor Carrier Safety Administration, or FMCSA, announced the publication of the final rule and implementation schedule of its Electronic Logging mandate. The Electronic Logging mandate e requires interstate commercial truck and bus companies to use Electronic Logging Devices, or ELDs, in their vehicles to record their compliance with the safety rules that govern the number of hours a driver can work. Implementation of rule compliance will begin immediately, and full enforcement of the regulations commenced in 2017.

The Electronic Logging mandate on ELDs potentially significantly impacts both drivers and trucking companies and offers an opportunity for the industry to increase the use of mobile technology to achieve better efficiencies while at the same time meet the new compliance requirements. In order to log their hours of service, or HOS, the mandate requires all long-haul drivers to use ELDs rather than the old paper forms. Using ELDs will assist drivers to accurately share reports of their HOS electronically in real time. We estimate based on the compliance requirements that since all drivers must be in compliance by 2019, a significant number of large trucking companies will need to purchase ELDs to meet the mandatory requirements of the mandate and hence the demand for ELD compliance devices and/or products will increase.

Results of Operations

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Revenues for the three and six months ended June 30, 2018 were $4,701,000 and $10,681,000, respectively, compared to $3,763,000 and $6,464,000 for the three and six months ended June 30, 2017, respectively. This represents an increase of $938,000 and $4,217,000, or 25% and 65%, for the three and six months ended June 30, 2017, respectively. The increases in revenues for the three and six months ended June 30, 2018 is due to an increase in customer orders. As from the second half of 2017, there was a significant increase in the volume of orders that the Company received from its customers, against the background of an increase in the demand for the Company’s products in the target markets. The Company attributes the growth in revenues and the increase in demand for its products to the positive impact of the implementation of the Electronic Logging mandate on all market demand and the launch of new products related to the Electronic Logging mandate approved at the beginning of the year, which also contributed to the increase in orders received. However, the Company noted that the demand based on the Electronic Logging mandate has been less than we had previously expected and, as a result, we are experiencing a decrease in the number of orders and a deteriorating backlog.

Gross profit for the three and six months ended June 30, 2018 increased by $759,000 and $2,107,000, respectively, to $1,532,000 and $3,254,000, and represents 32% and 30% of the revenues. This is in comparison to gross profit of $773,000 and $1,147,000, representing 21% and 18% of the revenues for the three and six months ended June 30, 2017, respectively. The increases are mainly a result of increases in revenues as well as the implementation of Company related efficiency measures, which led to savings in the costs of payrolls, material and others, which were partially realized in the first half of 2018.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and six months ended June 30, 2018 were $380,000 and $834,000, respectively, compared to $458,000 and $850,000 for the three and six months ended June 30, 2017, respectively. This represents a decrease of $78,000 and $16,000, or 17% and 2%, for the three and six months ended June 30, 2018 respectively. The decreases are mainly due to decreases in salary expenses and travel expenses.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and six months ended June 30, 2018 were $1,314,000 and $2,526,000, respectively, compared to $925,000 and $2,044,000 for the three and six months ended June 30, 2017, respectively. This represents an increase of $389,000 and $482,000, or 42% and 23%, for the three months and six months ended June 30, 2017 respectively. The increases are mainly a result of increases in expenses related to the Enertec’s sale, including professional expenses and bonuses paid to our Chief Executive Officer and certain consultants.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three and six months ended June 30, 2018 were $505,000 and $1,032,000, respectively, compared to $507,000 and $904,000 for the three and six months ended June 30, 2017, respectively. This represents a decrease of $2,000 and an increase of $128,000, or 0% and 14%, for the three and six months ended June 30, 2018, respectively. The change in research and development costs for the six months ended June 30, 2018 is mainly due an increase of research and development employees.

Loss from operations

Our loss from operations for the three and six months ended June 30, 2018 was $883,000 and $1,576,000, respectively, or 19% and 15% of revenues, compared to loss from operations of $1,352,000 and $3,121,000, respectively, or 36% and 48% of revenues, for the three and six months ended June 30, 2017, respectively. The decreases are mainly a result of increases in revenues and in gross margins as described above.

Financial Expenses, net

Financial expenses, net for the three and six months ended June 30, 2018 were $460,000 and $852,000, respectively, compared to expenses of $103,000 and $43,000 for the three and six months ended June 30, 2017, respectively. This represents an increase of $357,000 and $809,000, for the three and six months ended June 30, 2017, respectively. The increases in financial expenses for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 were primarily due to changes in currency exchange rates and interest for the YA II loans.

Net loss attributed to MICT, Inc.

Our net income attributed to MICT, Inc. was $3,496,000 and $2,646,000 for the three and six months ended June 30, 2018, respectively, compared to a net loss of $1,331,000 and $2,943,000 for the three and six months ended June 30, 2017, respectively. This represents an increase in net income of $4,827,000 and $5,589,000, as compared to the same periods last year. The increases in net income are primarily attributed to the Closing of the sale of all of Enertec’s outstanding equity to Coolisys pursuant to the terms of the Share Purchase Agreement.

Discontinued operation

As a result of the proposed sale of our Enertec subsidiary to Coolisys, we classified Enertec’s assets and liabilities as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. Enertec’s net loss decreased from $1,102,000 for the six months ended June 30, 2017, to a net profit of $4,894,000 for the five months ended May 22, 2018. The net loss for the five months ended May 22, 2018 was partially offset by the $6,844,000 capital gain realized from such sale, resulting in a net profit of $4,894,000.

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

The following table reconciles, for the periods presented, GAAP net loss from continued operation attributable to MICT, Inc. to non-GAAP net loss attributable to MICT, Inc.:

	Six months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2018	2017
GAAP net loss from continued operation	$(2,432)	$(3,161)
GAAP net loss attributable to non-controlling interests	(184)	(1,347)
GAAP net loss attributable to MICT, Inc. from continued operation	$(2,248)	$(1,814)
Amortization of acquired intangible assets	218	250
Stock-based compensation and shares issued to service providers	119	52
Income tax-effect of above non-GAAP adjustments	—	(3)
Total Non-GAAP net loss attributable to MICT, Inc.	$(1,911)	$(1,515)
Non-GAAP net loss per share attributable to MICT, Inc. continued operation	(0.21)	(0.23)
Shares used in per share calculations	9,007,684	6,557,283
GAAP net loss per share attributable to MICT, Inc. continued operation	(0.25)	(0.27)
Shares used in per share calculations	9,007,684	6,557,283

	Three months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2018	2017
GAAP net loss from continued operation	$(1,347)	$(1,454)
GAAP net loss attributable to non-controlling interests	(60)	(657)
GAAP net (loss attributable to MICT, Inc. continued operation	$(1,287)	$(797)
Amortization of acquired intangible assets	107	118
Stock-based compensation and shares issued to service providers	31	19
Income tax-effect of above non-GAAP adjustments	—	(2)
Total Non-GAAP net loss attributable to MICT, Inc.	$(1,149)	$(662)
Non-GAAP net loss per share attributable to MICT, Inc. continued operation	(0.13)	(0.09)
Shares used in per share calculations	9,144,465	6,683,139
GAAP net loss per share attributable to MICT, Inc. continued operation	(0.14)	(0.12)
Shares used in per share calculations	9,144,465	6,683,139

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans and loans from YA II, as described below.

As of June 30, 2018, our total cash and cash equivalents and restricted cash balance was $4,462,000, as compared to $2,398,000 as of December 31, 2017. This reflects an increase of $2,064,000 in cash and cash equivalents and restricted cash. The increase in cash and cash equivalents is primarily a result of the sale of Enertec to Coolisys.

On December 31, 2017, we, Enertec and our previously wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. On May 22, 2018, the Company completed the Closing. At the Closing, the Company received aggregate gross proceeds of approximately $4.7 million, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec’s debts at the Closing. In addition, Coolisys also assumed approximately $4.0 million of Enertec’s debt.

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

On June 30, 2016, the Company and MICT Telematics entered into a Note Purchase Agreement with YA II, whereby YA II purchased $600,000 of notes from the Company, or the June 2016 Note. The outstanding principal balance of the notes bears interest at 7% per annum. On a quarterly basis commencing on October 10, 2016, the Company was required to make payments of $150,000 of principal plus accrued interest. All amounts payable were to be due on July 10, 2017, which was subsequently extended to December 31, 2017. We made the required payments due on December 31, 2017.

On October 28, 2016, the Company and MICT Telematics entered into an additional Note Purchase Agreement with YA II whereby YA II loaned an additional $500,000 to the Company pursuant to an additional secured promissory note, or the October 2016 Note. The outstanding principal balance of the additional note bore interest at 7% per annum. The additional note was to mature on November 20, 2017, which was subsequently extended to March 31, 2018.

On December 22, 2016, the Company and MICT Telematics entered into a Supplemental Agreement with YA II, whereby YA II agreed to lend us an additional $1,000,000 pursuant to a secured promissory note, or the December 2016 Note. The outstanding principal balance of this note bore interest at 7% per annum. The note was to mature on December 20, 2017, which was subsequently extended to September 30, 2018.

On June 8, 2017, the Company and MICT Telematics entered into the Second Supplemental Agreement with YA II, whereby YA II agreed to lend us $600,000 pursuant to an additional secured promissory note. The outstanding principal balance of the additional note bore interest at 7% per annum. The additional note was to mature on December 31, 2018. The Company has agreed to make payments of $100,000 on September 30, 2018, and $500,000 on December 31, 2018. The note, along with the other notes held by YA II, was secured by a pledge of shares of Micronet owned by MICT Telematics.

Pursuant to the Second Supplemental Agreement, the Company, MICT Telematics and YA II agreed to amend the terms of the June 2016 Note, the October 2016 Note and the December 2016 Note. Pursuant to the Second Supplemental Agreement, the June 2016 Note was amended to (i) extend the maturity date to December 31, 2017, and (ii) amend the repayment schedule owed under such note such that $150,000 shall be payable by the Company on each of October 10, 2016, May 1, 2017, September 30, 2017, and December 31, 2017 (provided, however, that we had previously repaid the October 10, 2016, and May 1, 2017 payments). Pursuant to the Second Supplemental Agreement, the October 2016 Note was amended to (i) extend the maturity date to March 31, 2018 and (ii) amend the repayment schedule such that on May 1, 2017, the Company shall make a payment of $150,000 (provided, however, that we had previously repaid the May 1, 2017 payment), on September 30, 2017, the Company would make a payment of $100,000, on December 31, 2017 the Company would make a payment of $150,000 and on March 31, 2018, the Company would make a payment of $100,000. Pursuant to the Supplemental Agreement, the December 2016 Note was amended to (i) extend the maturity date to September 30, 2018, and (ii) amend the repayment schedule such that on March 31, 2018, the Company was required to make a payment of $300,000, on June 30, 2018, the Company was required to make a payment of $400,000 and on September 30, 2018, the Company was required to make a payment of $300,000.

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

On August 22, 2017, the Company and MICT Telematics executed the Third Supplemental Agreement which supplements the Note Purchase Agreement executed by the parties on October 28, 2016, or the August 2017 Note. Pursuant to the Third Supplemental Agreement, we borrowed $1,500,000 from YA II pursuant to the terms of a secured promissory note. The outstanding principal balance of the note bore interest at 7% per annum. The note was to mature on November 22, 2017. On November 19, 2017, the Company and YA II amended the maturity date of the August 2017 Note to February 15, 2018, and provided that the Company may extend such maturity date to January 15, 2019, at its sole discretion.

Upon the occurrence of an Event of Default (as defined in the notes), all amounts payable may be due immediately. In addition, if we receive any cash proceeds in connection with the sale or proposed sale of any of our holdings in any of our subsidiaries (if and to the extent such transaction is consummated) including without limitation, installment payments or break-up fee payments, we are required to pre-pay the outstanding balance of the note as soon as such proceeds are received. The notes are secured by a pledge of shares of Micronet owned by MICT Telematics.

On March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200,000, which shall mature on October 1, 2019, and bears interest at 6% per annum, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1,800,000, which shall mature on October 1, 2019 and bears interest at 6% per annum, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of the above described promissory notes issued by the Company to YA II in the June 2016 Note, the October 2016 Note, the December 2016 Note, and the August 2017 Note, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3,200,000. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1,800,000. At the closing of the transactions contemplated by the securities purchase agreement, the Company agreed to pay YA II, or its designee, a commitment fee of $90,000, an extension fee of $50,000 relating to the prior extension of the secured promissory note issued on August 22, 2017, and $126,786.74 representing the accrued and unpaid interest on the Prior Notes.

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

Upon a change of control of the Company, YA II may elect to convert the Series A Debentures and Series B Debenture at either the relevant fixed conversion price or the variable conversion price, at its sole discretion. Upon the occurrence of an Event of Default (as defined in the Series A Debentures and the Series B Debenture), all amounts payable may be due immediately and YA II may elect to convert the Series A Debentures and the Series B Debenture at either the relevant fixed conversion price or the variable conversion price, at its sole discretion. The Series A Debentures and Series B Debenture are secured by a pledge of shares of Micronet owned by MICT Telematics.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of June 30, 2018, the balance on the Mercantile Loan was $865,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7% for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3,000,000. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan, the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of June 30, 2018, the fair value of this Phantom Stock Option was less than $1,000.

In March 2018, Micronet entered into a credit line agreement, or the Mizrahi-Tefahot Loan Agreement, with Mizrahi-Tefahot Bank for borrowings of up to a total of $1,400,000 at a rate of Prime plus 1.9%. As of June 30, 2018, the balance on this credit line was $219,000. The Company may cancel the Mizrahi-Tefahot Loan Agreement with an advance notice of 14 days. This credit arrangement was obtained to support Micronet’s working capital.

On July 10, 2018, Micronet Ltd. received a loan from a bank in the amount of NIS 5 million, in accordance with a financing agreement dated March 25, 2018. The loan will bear annual interest at a rate of approximately 2.5%. The loan has a term of 36 months and will be repaid in twelve quarterly installments payable from October 10, 2018 to July 11, 2021.

As of June 30, 2018, our total current assets were $13,726,000, as compared to $25,308,000 at December 31, 2017. The decrease is mainly due to the Closing of the sale of all of Enertec’s outstanding equity to Coolisys pursuant to the terms of the Share Purchase Agreement.

Our trade accounts receivable at June 30, 2018 were $3,937,000 as compared to $5,183,000 at December 31, 2017. The decrease is primarily due to a provision for doubtful debt in Micronet and a better collection from customers.

As of June 30, 2018, our working capital was $7,156,000, as compared to $3,062,000 at December 31, 2017. The increase in the working capital is primarily due to the increase in our cash and cash equivalents.

As of June 30, 2018, our total debt, excluding any debt associated with our discontinued operation, was $5,221,000 as compared to $5,168,000 at December 31, 2017.

Our bank and other debt is composed of short-term loans amounting to $2,585,000 as of June 30, 2018 compared to $3,789,000 at December 31, 2017, and long-term loans amounting to $2,636,000 as of June 30, 2018 compared to $1,379,000 at December 31, 2017.

Our current debt includes our bank debt described above and loans from YA II :

●	Our bank debt is composed of short-term loans to MICT Telematics and Micronet amounting to $1,085,000 as of June 30, 2018 compared to $1,582,000, as of December 31, 2017. These short-term loans bear interest at rates between Israeli prime (currently 1.60%) plus 0.7% to 2.45%. The bank loans have maturity dates between July 2018 and July 2019 and bear interest at a rate of Israeli Prime plus 1.9% to 2.45%.

●	MICT Telematics has covenanted under its bank loan that the Company will present separate financial statements equity of not less than 32.5% of total assets. Certain restricted cash is used as collateral to secure the loan.

●	As described above, on March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) the Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200,000 and (2) the Series B Convertible Debenture in the principal aggregate amount of $1,800,000.

●

In March 2018, Micronet entered into the Mizrahi-Tefahot Loan Agreement with Mizrahi-Tefahot Bank for borrowings of up to a total of $1,400,000. The credit line bears interest at a rate of Prime plus 1.9%. Micronet has covenants under this agreement, among others, that (a) Annual EBITDA shall not be less than $750,000; (b) the ratio of customer debt to credit (credit utilized by the Company under an agreement with the Bank for the excluding of bank guarantees) shall not be less than 1 basis on a quarterly basis; (c) the inventory ratio for financial credit shall not be less than 1 on the basis of a semi-annual reports; and (d) the tangible shareholders’ equity shall not be less than NIS 15,000,000 and from 35% of the total balance sheet deducted on the basis of the Company’s semi-annual reports. As of June 30, 2018, Micronet has met the covenants.

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

In 2018, we expect to pay off the current portion of certain bank loans in the amount $115,000 and the YA II loans in the aggregate amount of $1,750,000, using our cash flow from our operations, until the proposed sale of Enertec is consummated, or possibly additional debt or equity financings.

On May 22, 2018, the Company, through its wholly owned subsidiary, Enertec Management Ltd., conducted the Closing of all of the outstanding equity of its wholly owned subsidiary Enertec, pursuant to the terms of the previously reported Share Purchase Agreement. At the Closing, the Company received aggregate gross proceeds of approximately $4.7 million, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec’s debts at the Closing. In addition, Coolisys also assumed approximately $4.0 million of Enertec’s debt.

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

Based on our current business plan and existing loans, we anticipate that our existing cash balances and cash generated from future income will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next twelve months from the date of this Quarterly Report. However, we believe that we may need to raise additional funds if we want to materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks and the YA II loans, and we may seek additional financing from them or through securities offerings. We intend to use such funds in order to expand our operations, refinancing our various debts, develop new products, enhance existing products or respond to competitive pressures. However, we may also undertake additional debt or conduct equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Further, there is no assurance that we will be able to borrow additional funds on favorable terms or at all.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mrs. Tali Dinar, the Company’s Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 5.	Other Information.

On August 13, 2018, Mrs. Tali Dinar, the Company’s Chief Financial Officer, and the Company, jointly agreed to terminate her employment agreement. Mrs. Dinar will continue to provide her services to the Company as required under Israeli law until January 13, 2019. Mrs. Dinar’s employment termination was not as a result of any disagreement or dispute with the Company but rather as a result of the current needs of the Company as a result from the sale of the Company’s Enertec subsidiary.

Item 6.	Exhibits.

Exhibit Number	Description

3.1*	Composite Copy of the Company’s Certificate of Incorporation, as amended on July 13, 2018.

3.2*	Composite Copy of the Company’s Certificate of Incorporation, as amended on July 13, 2018 (marked copy).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Letter of Intent dated July 2, 2018 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018).

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: August 13, 2018	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Tali Dinar
		Name:	Tali Dinar
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Composite Copy of the Company’s Certificate of Incorporation, as amended on July 13, 2018.

3.2*	Composite Copy of the Company’s Certificate of Incorporation, as amended on July 13, 2018 (marked copy).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Letter of Intent dated July 2, 2018 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018).

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

