Form 10-Q
period 2018-09-30
MICT, Inc.
filed 2018-11-19
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2018, there were 9,342,115 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2018	December 31, 2017
	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,172	$2,114
Restricted cash	365	284
Trade accounts receivable, net	2,945	5,183
Inventories	4,295	4,979
Other accounts receivable	594	1,092
Held for sale assets	-	11,656
Total current assets	10,371	25,308

Property and equipment, net	810	910
Intangible assets and others, net	868	1,494
Deferred tax assets	-	542
Long term deposit	731	12
Restricted cash- escrow	477	-
Goodwill	1,466	1,466
Total long term assets	4,352	4,424
Total assets	$14,723	$29,732

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2018	December 31, 2017
	Unaudited	(Note 1)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$2,225	$1,582
Short term credit from others and current portion of long term loans from others	1,852	2,207
Trade accounts payable	1,712	3,973
Other accounts payable	1,329	3,146
Held for sale liabilities	-	11,338
Total current liabilities	7,118	22,246
Long term loans from bank	888	-
Long term loans from others	1,200	1,379
Accrued severance pay, net	130	133
Long term escrow	477	-
Total long term liabilities	2,695	1,512

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 9,342,115 and 8,645,650 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	9	8
Additional paid in capital	11,866	10,881
Accumulated other comprehensive loss	(439)	(363)
Accumulated loss	(10,137)	(10,147)
MICT, Inc. stockholders’ equity	1,299	379

Non-controlling interests	3,611	5,595

Total equity	4,910	5,974

Total liabilities and equity	$14,723	$29,732

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017

Revenues	$12,897	11,937	2,216	5,473
Cost of revenues	9,589	9,286	2,162	3,969
Gross profit	3,308	2,651	54	1,504

Operating expenses:
Research and development	1,457	1,430	425	526
Selling and marketing	1,217	1,330	383	480
General and administrative	5,070	3,077	2,544	1,033
Amortization of intangible assets	652	737	214	267
Total operating expenses	8,396	6,574	3,566	2,306

Loss from operations	(5,088)	(3,923)	(3,512)	(802)
Financial expenses, net	956	177	104	134
Loss before provision for income taxes	(6,044)	(4,100)	(3,616)	(936)
Provision for income taxes	566	4	562	7

Net loss from continued operation	(6,610)	(4,104)	(4,178)	(943)
Net profit (loss) from discontinued operation (includes capital gain from disposal amounting to $6,844)	4,894	(1,738)	-	(609)
Total net loss	(1,716)	(5,842)	(4,178)	(1,552)
Net loss attributable to non-controlling interests	(1,726)	(1,604)	(1,542)	(257)

Net profit (loss) attributable to MICT, Inc.	10	(4,238)	(2,636)	(1,295)

Earnings (loss) per share attributable to MICT, Inc.
Basic and diluted loss per share from continued operation	$(0.54)	(0.37)	(0.28)	(0.09)
Basic and diluted earnings (loss) per share from discontinued operation	0.54	(0.26)	-	(0.08)

Weighted average common shares outstanding:	9,107,034	6,778,300	9,342,155	7,213,924

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017

Net loss	$(1,716)	(5,842)	(4,178)	(1,552)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(514)	277	133	16
Total comprehensive loss	(2,230)	(5,565)	(4,045)	(1,536)
Comprehensive (loss) attributable to non-controlling interests	(1,984)	(1,035)	(1,431)	(216)
Comprehensive income (loss) attributable to MICT, Inc.	$(246)	(4,530)	(2,614)	(1,320)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) from continued operations	$234	(4,104)

Adjustments to reconcile net income to net cash provided by operating activities:
Capital gain from disposal	(6,844)	-
Depreciation and amortization	902	991
Change in fair value of derivatives, net	(11)	(71)
Change in deferred taxes, net	542	(46)
Accrued interest and exchange rate differences on bank loans	(166)	308
Extinguishment of loan costs and commissions	360	-
Accrued interest and exchange rate differences on loans from others	66	927
Stock-based compensation	707	112
Decrease (increase) in trade accounts receivable, net	2,238	(145)
Decrease (increase) in inventories	610	(431)
Increase (decrease) in accrued severance pay, net	(3)	33
Increase in other accounts receivable	(221)	(734)
Increase (decrease) in trade accounts payable	(2,111)	1,628
Increase (decrease) in other accounts payable	(1,675)	1,005
Net cash used in operating activities	$(5,372)	(527)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Consideration from disposal of discontinued operation	4,295	-
Purchase of property and equipment	(188)	(183)
Marketable security	-	3,049
Net cash provided by investing activities	$4,107	2,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$1,696	(578)
Receipt of long term bank loan	1,373	-
Repayment of bank loans, net	(1,342)	(2,165)
Extinguishment of loan costs	(360)	-
Receipt of loans from others, net	4,971	-
Repayment of short term loans from others	(5,412)	-
Issuance of shares, net	479	1,319
Issuance of warrants net	28	103
Issuance of shares by subsidiary, net	-	2,474
Net cash provided by financing activities	$1,433	1,153

NET CASH INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	168	3,492

Cash, Cash Equivalents and restricted cash at the beginning of the period	2,398	1,133

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	(29)	238
Cash, Cash Equivalents and restricted cash at end of the period	$2,537	4,863

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$763	7
Taxes	$7	79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except per share data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT, Inc., or we, MICT, or the Company, a U.S.-based Delaware corporation, was formed on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary Enertec Systems Ltd., the Company changed the Company name from Micronet Enertec Technologies, Inc. to MICT, Inc.

We operate primarily through our Israel-based company, Micronet Ltd., or Micronet, in which we have a controlling interest as of September 30, 2018.

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

As of September 30, 2018, the balance of Micronet's accumulated losses amounted to NIS 12,000,000. Micronet's results for the nine-month period ended September 30, 2018 and 2017 and for the year ended December 31, 2017 amounted to a loss of NIS 12,000,000 NIS 11,500,000 and NIS 13,000,000 respectively. These losses, and other factors may present Micronet with cash flow difficulties. In light of the above, Micronet anticipates that it will be required to provide additional financing sources during the coming year of activity due to an increase in cash flow needs, on the one hand, and utilization of most of the existing sources of financing on the other. The reason for the increase in cash needs is a significant drop in sales in the third quarter and a lower sales forecast than in previous years. Micronet estimates that the reason for the decline in the income forecast is due to a number of factors, including a decrease in the rate of sales of Micronet's customers to end customers, a delay in the launch of the new generation of products and a decrease in demand for the implementation of the second phase of the Electronic Logging Device mandate. These factors are expected to result in a cash flow deficit for Micronet.

On the other hand, in order to cope with the decline in the timing and volume of sales, Micronet intends to implement a process of increased efficiency, particularly in the area of production activity, increasing credit sources from banks and the realization of a real estate asset it owns. Micronet is also examining additional possibilities for raising capital in the public and private markets. In addition, it received a commitment from the Company and from D.L. Capital, a company owned by the Company’s Chief Executive Officer, Mr. Lucatz, for financial support in the amount of up to $400, in the absence of finding other sources of financing, as well as a letter of consent from Micronet’s Chairman of the Board of Directors, Mr. Lucatz, as well as another director for postponement of payment of management fees as stated in Note 8. Based on Micronet's plans, Micronet's Board of Directors and management believe that Micronet will have sufficient resources to continue its operations in the normal course of business in the foreseeable future.

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

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

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

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017, has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission, or the SEC.

On July 2, 2018, the Company entered into a letter of intent, or the LOI, with respect to the following transactions, or the Transactions, contemplated to be entered into by and among the Company, BNN Technology PLC, a leading technology, content and services company, or BNN, and an unrelated third party that is a platform for transaction technology, or the Third Party:

●	BNN will seek to acquire, through a third-party cash tender offer at a price of at least $1.65 per share, an additional approximately 35% stake in the Company (in addition to the 14.89% stake acquired on June 21, 2018), with a view to owning in aggregate at least 50.1% of the Company’s issued shares.

●	Both BNN and the Third Party shall be acquired by the Company in exchange for cash and the issuance of securities. The Third Party acquisition is pursuant to a Heads of Terms, which BNN has previously entered into with the Third Party.

●	All of the shares of Micronet held by the Company will be spun off to the Company’s shareholders that remain shareholders after the completion of the tender offer.

●	The Company will raise a minimum of between $26,000 to $36,000 from major global institutional investors.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, “Revenue from Contracts with Customers,” or ASC 606, and all the related amendments (“new revenue standard”) with respect to all contracts using the modified retrospective method.

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

The cumulative effect of initially applying the new revenue standard was immaterial for the nine months ended September 30, 2018, based on the adoption of ASC 606.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of September 30, 2018, and December 31, 2017, the allowance for doubtful accounts amounted to $1,326 and $0, respectively.

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

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the three and nine months ended September 30, 2018, and the year ended December 31, 2017, no indicators of impairment have been identified.

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

NOTE 3 — FAIR VALUE MEASUREMENTS

Items carried at fair value as of September 30, 2018, and December 31, 2017, are summarized below:

	Fair value measurements using input type
	September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,172	-	-	2,172
Restricted cash	365	-	-	365
Derivative liability	-	(7)	-	(7)
Derivative liabilities - phantom option	-	-	-	-
Total	$2,537	(7)	-	2,530

	Fair value measurements using input type
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,114	$-	$-	$2,114
Restricted cash	284	-	-	284
Derivative liability	-	3	-	3
Derivative liability- phantom option	-	(11)	-	(11)
Total	$2,398	$(8)	$-	$2,390

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$3,503	$3,189
Work in process and finish goods	792	1,790
	$4,295	$4,979

NOTE 5 — SEGMENTS

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

1.	Geographic Areas Information:

Sales: Classified by Geographic Areas:

The following presents total revenue for the nine months ended September 30, 2018, and 2017 by geographic area:

	Nine months ended September 30,
	2018	2017
United States	$9,960	9,463
Israel	20	249
Other	2,917	2,225
Total	$12,897	11,937

Note 6 — Loans from others

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

In addition, in June 2018, we made aggregate payments of $875 towards the repayment of the Series A Debentures.

On July 3, 2018, the Company made a payment of $1,000 towards the repayment of the Series A Debentures. In addition, on July 5, 2018, a payment of $125,000 was made in shares of the Company’s common stock at an applicable conversion price of $1.1158 per share pursuant to the terms of the Series A Debentures.

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

The following is the composition from discontinued operation through September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$-	$279
Restricted cash	-	4,224
Trade accounts receivable, net	-	4,807
Inventories	-	1,506
Other accounts receivable	-	66
Total current assets	-	10,882

Property and equipment, net	-	676
Long-term Assets	-	98
Total long-term assets	-	774
Total assets	$-	$11,656

	September 30, 2018	December 31, 2017
LIABILITIES

Short-term bank credit	$-	8,863
Trade accounts payable	-	1,380
Other accounts payable	-	957
Total current liabilities	-	11,200

Accrued severance pay, net	-	138
Total Liabilities	$-	$11,338

NOTE 7 — DISCONTINUED OPERATION (Cont.)

	For the Period between
	January 1, 2018 to May 22, 2018	January 1, 2017 to September 30, 2017

Revenues	$1,512	6,173
Cost of revenues	2,655	5,733
Gross profit (loss)	(1,143)	441
Operating expenses:
Research and development	120	380
Selling and marketing	204	415
General and administrative	376	794
Total operating expenses	700	1,589
Loss from operations	(1,843)	(1,148)
Capital gain	6,844	-
Finance expense, net	(102)	(477)
Profit (loss) before provision for income taxes	4,899	(1,625)
Taxes on income	5	113
Net profit (loss)	4,894	(1,738)

	For the Period between
	January 1, 2018 to May 22, 2018	January 1, 2017 to September 30, 2017

Net cash provided by (used in) operating activities	$131	(1,665)
Net cash used in investing activities	(39)	(37)
Net cash provided by (used in) financing activities	(63)	1,797

NET CASH INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29	95

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	4,503	4,023

TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	(147)	220

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$4,385	4,338

NOTE 8 — Subsequent Events

On November 19, 2018, Micronet reached an agreement with its Chairman of the Board of Directors and the Company’s Chief Executive Officer, Mr. Lucatz, and with one of its director (active director rendering services to Micronet) pursuant to which these directors agreed to postpone receipt of their management fees to which they are entitled under their respective agreements for a period of one year commencing as of January 1, 2019. In the event Micronet’s cash flow position improves and allows (as determined by Micronet) for the repayment of such management fees, the postponement set forth above shall be terminated (even if prior to the end of fiscal year 2019).

On November 19, 2018, in support of Micronet’s working capital needs, the Company agreed to extend Micronet financial backing in the aggregate amount of up to $250,000. The terms of such financial backing may be in the form of a loan or another form of investment and shall be either on identical terms as Micronet may obtain from third parties or, in the alternative, terms that may be agreed upon by the Company and Micronet by December 15, 2018. In addition, the parties agreed that if the aforementioned financial backing is in a form of a loan, it shall be repaid by Micronet no later than December 31, 2020, but not prior to January 1, 2020.

In addition, on November 19, 2018, in support of Micronet’s working capital needs, D.L. Capital, a company controlled by the Company’s Chief Executive Officer, Mr. Lucatz, agreed to extend Micronet financial backing in the aggregate amount of up to $150,000 in the event the aforementioned financial backing by the Company would not be sufficient for Micronet’s working capital needs. The terms of such financial backing may be in the form of a loan or another form of investment and shall be either on identical terms as Micronet may obtain from third parties or, in the alternative, terms that may be agreed upon by D.L. Capital and Micronet by December 15, 2018. In addition, the parties agreed that if the aforementioned financial backing is in the form of a loan, it shall be repaid by Micronet no later than December 31, 2020, but not prior to January 1, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	demand for our products as well as future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

●	levels of research and development costs in the future;

●	continuing control of at least a majority of Micronet’s share capital;

●	the organic and non-organic growth of our business;

●	plans for new Micronet products and services;

●	our financing needs and our ability to continue to raise capital;

●	Micronet’s ability to implement its streamlining of its production activity and its ability to raise additional capital;

●	financing strategies;

●	use of proceeds from any future financing, if any;

●	the sufficiency of our capital resources; and

●	the proposed transaction with BNN Technology PLC.

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

At the Closing, the Company received aggregate gross proceeds of approximately $4.7 million, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec’s debts at the Closing. In addition, Coolisys also assumed approximately $4.0 million of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at September 30, 2018, was approximately $6.8 million.

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

In December 2015, the U.S. Department of Transportation’s Federal Motor Carrier Safety Administration, or FMCSA, announced the publication of the final rule and implementation schedule of its Electronic Logging mandate. The Electronic Logging mandate requires interstate commercial truck and bus companies to use Electronic Logging Devices, or ELDs, in their vehicles to record their compliance with the safety rules that govern the number of hours a driver can work. Implementation of rule compliance will begin immediately, and full enforcement of the regulations commenced in 2017.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Revenues for the three and nine months ended September 30, 2018 were $2,216,000 and $12,897,000, respectively, compared to $5,473,000 and $11,937,000 for the three and nine months ended September 30, 2017, respectively. This represents a decrease of $3,257,000 and increase of $960,000, or 59% and 8%, for the three and nine months ended September 30, 2018, respectively. The decrease in revenues for the three months ended September 30, 2018 is primarily due to a decrease in customer orders, and their value, a trend that has continued throughout the current fiscal year. The Company is experiencing a significant decline in the rate at which it receives new orders, against the background of a record volume of orders recorded by the Company at the end of 2017, which contributed to the high revenues in the first half of 2018. The decrease in orders received this year has had a significant effect on the low revenues recorded in the third quarter of 2018. The reasons for the decrease in the volume of the orders are the delay in the launch of our fourth generation products, high levels of inventory among the Company’s customers and increased competition in the market for the Company’s products.

Gross profit for the three and nine months ended September 30, 2018 decreased by $1,450,000 and increased by $657,000, respectively, to $54,000 and $3,308,000, and represents 2% and 26% of the revenues. This is in comparison to gross profit of $1,504,000 and $2,651,000, representing 27% and 22% of the revenues for the three and nine months ended September 30, 2017, respectively. The decrease in gross margin for the three months ended September 30, 2018, is mainly a result of the decrease in revenues and slow inventory reduction. The increase in gross margin for the nine months ended September 30, 2018, is mainly a result of the increase in revenues and cost savings as a result of certain efficiency initiatives and cost reductions.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and nine months ended September 30, 2018 were $383,000 and $1,217,000, respectively, compared to $480,000 and $1,330,000 for the three and nine months ended September 30, 2017, respectively. This represents a decrease of $97,000 and $113,000, or 20% and 8%, for the three and nine months ended September 30, 2018 respectively. The decreases are mainly due to decreased commission expenses resulting from the revenue decrease described above.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and nine months ended September 30, 2018 were $2,544,000 and $5,070,000, respectively, compared to $1,033,000 and $3,077,000 for the three and nine months ended September 30, 2017, respectively. This represents an increase of $1,511,000 and $1,993,000, or 146% and 65%, for the three months and nine months ended September 30, 2018, respectively. The increases are mainly a result of (i) increases in expenses related to Enertec’s sale, including professional expenses and bonuses paid to our Chief Executive Officer and certain consultants, (ii) options and shares granted to employees and directors and (iii) the existence of doubtful debt in the amount of $1,341,000.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three and nine months ended September 30, 2018, were $425,000 and $1,457,000, respectively, compared to $526,000 and $1,430,000 for the three and nine months ended September 30, 2017, respectively. This represents a decrease of $101,000 and an increase of $27,000, or 19% and 2%, for the three and nine months ended September 30, 2018, respectively. The increase in research and development costs for the three months ended September 30, 2018, is primarily a result of the change in the exchange rate of NIS to the U.S. dollar.

Loss from Operations

Our loss from operations for the three and nine months ended September 30, 2018 was $3,512,000 and $5,088,000, respectively, or 158% and 40% of revenues, compared to loss from operations of $802,000 and $3,923,000, respectively, or 15% and 33% of revenues, for the three and nine months ended September 30, 2017, respectively. The decreases for the three and nine months ended September 30, 2018 are mainly a result of the decrease in revenues described above.

Financial Expenses, net

Financial expenses, net for the three and nine months ended September 30, 2018 were $104,000 and $956,000, respectively, compared to expenses of $134,000 and $177,000 for the three and nine months ended September 30, 2017, respectively. This represents a decrease of $30,000 and an increase of $779,000, for the three and nine months ended September 30, 2018, respectively. The increase in financial expenses for the nine months ended September 30, 2018, is primarily due to changes in currency exchange rates and interest for the YA II loans.

Net Profit/Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the three and nine months ended September 30, 2018 was $2,636,000 and net profit of $10,000 for the nine months ended September 30, 2018, respectively, compared to a net loss of $1,295,000 and $4,238,000 for the three and nine months ended September 30, 2017, respectively. This represents an increase in net loss of $1,341,000 for the three months ended September 30, 2018 and an increase in net profit of $4,248,000 for the nine months ended September 30, 2018, as compared to the same periods last year. The increase in net profit for the nine months ended September 30, 2018 is primarily attributable to the Closing of the sale of all of Enertec’s outstanding equity to Coolisys pursuant to the terms of the Share Purchase Agreement. The increase in net loss for the three months ended September 30, 2018 is primarily to the decrease in revenue.

Discontinued Operation

As a result of the proposed sale of our Enertec subsidiary to Coolisys, we classified Enertec’s assets and liabilities as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. Enertec’s net loss decreased from $1,738,000 for the nine months ended September 30, 2017, to a net profit of $4,894,000 for the five months ended May 22, 2018. The net loss for the five months ended May 22, 2018 was partially offset by the $6,844,000 capital gain realized from such sale, resulting in a net profit of $4,894,000.

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

The following table reconciles, for the periods presented, GAAP net loss from continued operation attributable to MICT, Inc. to non-GAAP net loss attributable to MICT, Inc.:

	Nine months ended September 30,
	(Dollars in thousands, other than share and per share amounts)
	2018	2017
GAAP net loss from continued operation	$(6,610)	$(4,104)
GAAP net loss attributable to non-controlling interests	(1,726)	(1,604)
GAAP net loss attributable to MICT, Inc. from continued operation	$(4,884)	$(2,500)
Amortization of acquired intangible assets	325	384
Stock-based compensation and shares issued to service providers	617	74
Income tax-effect of above non-GAAP adjustments	-	(3)
Total Non-GAAP net loss attributable to MICT, Inc.	$(3,942)	$(2,045)
Non-GAAP net loss per share attributable to MICT, Inc. continued operation	(0.43)	(0.30)
Shares used in per share calculations	9,107,034	6,778,300
GAAP net loss per share attributable to MICT, Inc. continued operation	(0.54)	(0.37)
Shares used in per share calculations	9,107,034	6,778,300

	Three months ended September 30,
	(Dollars in thousands, other than share and per share amounts)
	2018	2017
GAAP net loss from continued operation	$(4,178)	$(943)
GAAP net loss attributable to non-controlling interests	(1,542)	(257)
GAAP net (loss attributable to MICT, Inc. continued operation	$(2,636)	$(686)
Amortization of acquired intangible assets	107	134
Stock-based compensation and shares issued to service providers	498	22
Income tax-effect of above non-GAAP adjustments	-	-
Total Non-GAAP net loss attributable to MICT, Inc.	$(2,031)	$(530)
Non-GAAP net loss per share attributable to MICT, Inc. continued operation	(0.22)	(0.07)
Shares used in per share calculations	9,342,115	7,213,294
GAAP net loss per share attributable to MICT, Inc. continued operation	(0.28)	(0.09)
Shares used in per share calculations	9,342,115	7,213,294

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans and loans from YA II, as described below.

As of September 30, 2018, our total cash and cash equivalents and restricted cash balance was $2,537,000, as compared to $2,398,000 as of December 31, 2017. This reflects an increase of $139,000 in cash and cash equivalents and restricted cash. The increase in cash and cash equivalents is primarily a result of the sale of Enertec to Coolisys, partially offset by the repayment of certain loans.

As disclosed in our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, Micronet anticipates that it will be required to obtain additional financing during the coming year due to an increase in cash flow needs on the one hand, and the utilization of most of its existing financing resources on the other. The reason for the increase in cash needs is a significant decrease in sales in the third quarter of 2018 and a lower sales forecast than in previous years. Micronet estimates that the reason for the decline in the income forecast is due to a number of factors, including a decrease in the rate of sales of Micronet’s customers to end customers, delays in the launch of the new generation of products and a decrease in demand due to delays in the implementation of the Electronic Logging mandate. These factors are expected to generate a cash flow deficit of approximately NIS 1,500,000 for Micronet for the next 12 months.

On the other hand, in order to cope with the decline in the timing and volume of sales, Micronet is implementing a process of streamlining its production activity, increasing the sources and amounts of credit from banks, and contemplating the sale of certain of its real estate assets. In addition, Micronet is examining additional options for raising capital in the public and private markets. In addition, on November 19, 2018, the Company agreed to extend financial backing to Micronet of up to $250,000 in the aggregate and the Company’s Chief Executive Officer, David Lucatz, through D.L. Capital, an entity he controls, agreed to extend financial backing to Micronet of up to $150,000 in the event Micronet is unable to find alternate sources of financing. Micronet’s estimation, the activities mentioned above are expected to enable Micronet to finance the cash flow deficit as mentioned above for the next 12 months.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Israeli Prime, or Prime, plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on Enertec’s assets, (2) a pledge of Enertec’s financial deposits which shall be equal to 25% of Enertec’s outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of September 30, 2018, the balance on the Mercantile Loan was $867,000 and the interest rates were Prime plus 2.45% and Prime plus 1.7% for the Mercantile Long Term Portion and the Mercantile Short Term Portion, respectively.

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110 percent of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3,000,000. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan, the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of September 30, 2018, the fair value of this Phantom Stock Option was $0.

In March 2018, Micronet entered into a credit line agreement, or the Mizrahi-Tefahot Loan Agreement, with Mizrahi-Tefahot Bank for borrowings of up to a total of $1,400,000 at a rate of Prime plus 1.9%. As of September 30, 2018, the balance on this credit line was $855,000. The Company may cancel the Mizrahi-Tefahot Loan Agreement with an advance notice of 14 days. This credit arrangement was obtained to support Micronet’s working capital.

On July 10, 2018, Micronet received a loan from Mizrahi-Tefahot Bank in the amount of NIS 5 million, in accordance with a financing agreement dated March 25, 2018. The loan will bear annual interest at a rate of Prime plus 2.5%. The loan has a term of 36 months and will be repaid in twelve quarterly installments payable from October 10, 2018 to July 11, 2021.

As of September 30, 2018, our total current assets were $10,371,000, as compared to $25,308,000 at December 31, 2017. The decrease is mainly due to the Closing of the sale of all of Enertec’s outstanding equity to Coolisys pursuant to the terms of the Share Purchase Agreement.

Our trade accounts receivable at September 30, 2018 were $2,945,000 as compared to $5,183,000 at December 31, 2017. The decrease is primarily due to the decrease in revenues and to a provision for doubtful debt in Micronet.

As of September 30, 2018, our working capital was $3,253,000, as compared to $3,062,000 at December 31, 2017. The decrease in the working capital is primarily due to the decrease in trade accounts receivables and a decrease in other accounts receivables.

As of September 30, 2018, our total debt, excluding any debt associated with our discontinued operation, was $6,165,000 as compared to $5,168,000 at December 31, 2017. The increase in total debt is primarily due to Micronet’s additional loans from Mizrahi-Tefahot Bank.

Our bank and other debt is composed of short-term loans amounting to $4,077,000 as of September 30, 2018 compared to $3,789,000 at December 31, 2017, and long-term loans amounting to $2,088,000 as of September 30, 2018 compared to $1,379,000 at December 31, 2017.

Our current debt includes the bank debt of our subsidiaries as described above and loans from YA II :

●	Our bank debt is composed of short-term loans to MICT Telematics and Micronet amounting to $2,225,000 as of September 30, 2018 compared to $1,582,000, as of December 31, 2017. These short-term loans bear interest at rates between Prime (currently 1.60%) plus 1.9% to 2.5%. The bank loans have maturity dates between October 2018 and July 2021 and bear interest at a rate of Prime plus 2.5%.

●	MICT Telematics has covenanted under its bank loan that the Company will present separate financial statements equity of not less than 32.5% of total assets. Certain restricted cash is used as collateral to secure the loan.

●	As described above, on March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) the Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200,000 and (2) the Series B Convertible Debenture in the principal aggregate amount of $1,800,000.

●	In March 2018, Micronet entered into the Mizrahi-Tefahot Loan Agreement with Mizrahi-Tefahot Bank for borrowings of up to a total of NIS 5,000,000 In addition, in July 2018, Micronet received a loan from Mizrahi-Tefahot Bank in the amount of NIS 5,000,000, Pursuant to these borrowing arrangements, Micronet has covenanted that it will present separate financial statements reflecting: (A) annual EBITDA shall of not less than $750,000; (B) the ratio of customer debt to financial credit (credit utilized by Micronet under each agreement with Mizrahi-Tefahot Bank for the deduction of bank guarantees) shall not be less than 1:1 on the basis of a report; (C) the ratio of inventory to financial credit shall not be less than 1:1 on the basis of a semi-annual report; and (D) the tangible shareholders’ equity shall not be less than NIS 15,000,000 (or approximately $4,286,000) and not less 35% of the total balance sheet deducted on the basis of the Micronet’s semi-annual reports. As of September 30, 2018, Micronet has met these covenants.

Financing Needs

Although we currently do not have any material commitments for capital expenditures, we expect a need for additional capital as we continue to support our subsidiary and the growth of our business. Among other activities, we may be required to continue to support our subsidiary, which may include plans to develop, manufacture and market larger-scale MRM solutions, support its growing MRM manufacturing and finance needs, continue the development and testing of MRM suite of products and systems, and increase management, marketing, and administration infrastructure. Our future liquidity and capital funding requirements will depend on numerous factors, including but not limited to (1) the amount of financial support we will provide our subsidiary and (2) the capital needed for any additional acquisitions we might conduct.

As disclosed in our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, Micronet anticipates that it will be required to obtain additional financing during the coming year due to an increase in cash flow needs on the one hand, and the utilization of most of its existing financing resources on the other. In order to cope with the decline in the timing and volume of sales, Micronet is taking steps to implement certain efficiency measures, particularly in its production activity, increasing the sources and amounts of credit from banks, and contemplating the sale of certain of its real estate assets. In addition, Micronet is examining additional options for raising capital in the public and private markets. In addition, on November 19, 2018, the Company agreed to extend financial backing to Micronet of up to $250,000 in the aggregate and D.L. Capital, a company controlled by our Chief Executive Officer, Mr. Lucatz, agreed to extend financial backing of up to $150,000 to Micronet in the event Micronet is unable to find alternate sources of financing. Micronet’s estimation, the activities mentioned above are expected to enable Micronet to continue its operations in the normal course of business for the next 12 months.

In the remainder of 2018, we expect to pay off the current portion of certain bank loans in the amount $508,000 and the YA II loans in the aggregate amount of $625,000, using our cash flow from our operations, or possibly additional debt or equity financings.

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

Based on our current business plan and existing loans, we anticipate that our existing cash balances and cash generated from future income will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Quarterly Report. We believe that we may need to raise additional funds if we want to materially grow our current business decrease our dependence on our existing cash and other liquidity resources. Currently, the only main external sources of liquidity are our banks, and the YA II loans, and we therefore may seek additional financing from them or through securities offerings in the next 12 months. We intend to use such funds in order to sustain or expand our operations, refinance our various debts, develop new products, enhance existing products or respond to competitive pressures. However, we may also undertake additional debt or conduct equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to support or grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Further, there is no assurance that we will be able to borrow additional funds on favorable terms or at all.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mrs. Tali Dinar, the Company’s Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.	Other Information.

On November 19, 2018, in support of Micronet’s working capital needs, the Company agreed to extend Micronet financial backing in the aggregate amount of up to $250,000. The terms of such financial backing may be in the form of a loan or another form of investment and shall be either on identical terms as Micronet may obtain from third parties or, in the alternative, terms that may be agreed upon by the Company and Micronet by December 15, 2018. In addition, the parties agreed that if the aforementioned financial backing is in the form of a loan, it shall be repaid by Micronet no later than December 31, 2020, but not prior to January 1, 2020.

In addition, on November 19, 2018, in support of Micronet’s working capital needs, D.L. Capital, a company controlled by the Company’s Chief Executive Officer, Mr. Lucatz, agreed to extend Micronet financial backing in the aggregate amount of up to $150,000 in the event the aforementioned financial backing by the Company would not be sufficient for Micronet’s working capital needs. The terms of such financial backing may be in the form of a loan or another form of investment and shall be either on identical terms as Micronet may obtain from third parties or, in the alternative, terms that may be agreed upon by D.L. Capital and Micronet by December 15, 2018. In addition, the parties agreed that if the aforementioned financial backing is in the form of a loan, it shall be repaid by Micronet no later than December 31, 2020, but not prior to January 1, 2020.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Composite Copy of the Company’s Certificate of Incorporation, as amended on July 13, 2018 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: November 19, 2018	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Tali Dinar
		Name:	Tali Dinar
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Composite Copy of the Company’s Certificate of Incorporation, as amended on July 13, 2018 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith