Form 10-K
period 2018-12-31
MICT, Inc.
filed 2019-04-01
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-35850

MICT, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 West Grand Avenue, Suite 3, Montvale	NJ 07645
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 225-0190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	Nasdaq Capital Market

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common stock, $0.001 par value, or Common Stock, of the registrant held by non-affiliates, as of June 30, 2018 was approximately $7,429,769 based on a per share price of $1.14, the price at which the Common Stock was last sold as of June 30, 2018.

As of April 1, 2019, there were 10,734,232 shares of the issuer’s Common Stock outstanding.

i

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year  ended December 31, 2018, or this Annual Report, to “MICT,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to MICT, Inc., together with our wholly-owned subsidiaries (as defined below). Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels. Our website address is included several times in this Annual Report as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	demand for Micronet Ltd.’s, or Micronet, products as well as the potential changes in the market place, future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

●	levels of Micronet’s research and development costs in the future;

●	the organic and non-organic growth of the Micronet MRM-related business;

●	plans for new Micronet products and services;

●	Micronet’s ability to implement its streamlining of its production activity and its ability to raise additional capital;

●	use of proceeds from any future financing by us or Micronet, if any;

●	our and Micronet’s financing needs;

●	the sufficiency of our and Micronet’s capital resources; and

●	the proposed transaction with BNN Technology PLC.

●	the decrease in the Company’s voting interest in Micronet will result in a deconsolidation of Micronet and, therefore, from February 24, 2019, we will account for the investment in Micronet in accordance with the equity method. The Company is still assessing the gain/loss that will be recorded as a result thereof and Company results in future periods may change significantly as a result of the move to the equity method.

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

The Company was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, the Company changed its corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of its former subsidiary Enertec Systems Ltd., the Company changed its name from Micronet Enertec Technologies, Inc. to MICT, Inc. The Company’s shares have been listed for trade on the Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

The Company operates primarily through an Israel-based subsidiary, Micronet Ltd., or Micronet, in which the Company previously had a majority ownership interest that has since been diluted to a minority ownership interest.

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE, and as a result of this offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed a new irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our current voting interest in Micronet stands at 39.53% of the issued and outstanding shares of Micronet.  The decrease in our voting interest in Micronet will result in a deconsolidation of Micronet and, therefore, from February 24, 2019, we will account for the investment in Micronet in accordance with the equity method. The Company is still assessing the gain/loss that will be recorded as a result thereof and our results in future periods might change significantly as a result of the move to the equity method.

Micronet operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides third party telematics service providers, or TSPs, a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs.

Micronet’s customers consist primarily of application service providers, or ASPs, and solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for construction and heavy equipment. Micronet products are used by customers worldwide.

Micronet operates and conducts its business in the U.S. market through Micronet Inc., a fully owned subsidiary located in Utah. The Micronet U.S.-based business, operations and facilities include manufacturing and technical support infrastructure as well as sales and marketing capabilities which allow Micronet to continue and expand into the U.S. market and support its existing U.S.-based customers, all with further accessibility and presence to local fleets and local MRM service providers.

Sale of Enertec Systems 2001 Ltd.

On December 31, 2017, the Company, Enertec Systems 2001 Ltd., or Enertec, previously our wholly owned subsidiary, and Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250,000 as well as assume up to $4,000,000 of Enertec debt. On May 22, 2018, the Company closed on the sale of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

At the closing, the Company received aggregate gross proceeds of approximately $4,700,000 of which 10% will be held in escrow for up to 14 months after the closing to satisfy certain potential indemnification claims. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec’s debt.

In conjunction with, and as a condition to, the closing, the Company, Enertec, Coolisys, DPW and Mr. David Lucatz, our Chief Executive Officer, executed a consulting agreement, or the Consulting Agreement, whereby we, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec) will pay us an annual consulting fee of $150,000 as well as issue us 150,000 restricted shares of DPW Class A common stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the closing and the remaining installments vesting on each of the first 2 anniversaries of the closing . In the event of a change of control in the Company, or if Mr. Lucatz shall no longer be employed by us, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity.

Acquisition Agreement with BNN Technology PLC

On December 18, 2018, we, Global Fintech Holdings Ltd., a British Virgin Islands corporation, or BVI Pubco, GFH Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of BVI Pubco, or Merger Sub, BNN Technology PLC, a United Kingdom Private limited company, or BNN, Brookfield Interactive (Hong Kong) Limited, a Hong Kong company and a subsidiary of BNN, or BI China, ParagonEx LTD, a British Virgin Islands company, or ParagonEx, certain holders of ParagonEx’s outstanding ordinary shares and a trustee thereof, and Mark Gershinson, in the capacity as the representative of the ParagonEx sellers, entered into an Acquisition Agreement, or the Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Acquisition Agreement, Merger Sub will merge with and into the Company, as a result of which each outstanding share of the Company’s common stock and warrant to purchase the same shall be cancelled in exchange for the right of the holders thereof to receive 0.93 substantially equivalent securities of BVI Pubco, after which BVI Pubco will acquire (i) all of the issued and outstanding securities of BI China in exchange for newly issued ordinary shares of BVI Pubco and (ii) all of the issued and outstanding ordinary shares of ParagonEx for a combination of cash in the amount equal to approximately $25 million (the majority of which was raised in a private placement by BVI Pubco), unsecured promissory notes and newly issued ordinary shares of BVI Pubco, or collectively, the Acquisitions.

In furtherance of the Acquisitions, and upon the terms and subject to the conditions described in the Acquisition Agreement, BNN agreed to commence a tender offer, or the Offer, as promptly as practicable and no event later than 15 business days after the execution of the Acquisition Agreement, to purchase up to approximately 20% of the outstanding shares of the Company’s common stock at a price per share of $1.65, net to the sellers in cash, without interest, or the Offer Price. On March 13, 2019. the deadline for the Tender Offer was extended to April 8, 2019. Additionally, following the Acquisitions, it is contemplated that the certain of our operating business assets, including our interest in Micronet, shall be spun off to our stockholders who continue to retain shares of our common stock after the Offer. Subject to the terms and conditions of the Acquisition Agreement, and assuming that none of the shares of our common stock are purchased by BNN in connection with the Offer, our stockholders will own approximately 5.27% of BVI Pubco after giving effect to the transactions contemplated by the Acquisition Agreement.

Consummation of the transactions contemplated by the Acquisition Agreement is subject to certain closing conditions, including, among other things, approval by the stockholders of MICT. The Acquisition Agreement contains certain termination rights for each of the Company, BNN, BI China and ParagonEx, and further provides that, upon termination of the Acquisition Agreement under specified circumstances, MICT may be required to pay to BNN and ParagonEx a termination fee of $900,000, and BNN and ParagonEx may be required to pay to us a base termination fee of $1.8 million, which shall increase to $3 million under certain specified circumstances. The Acquisition Agreement also contains customary representations, warranties and covenants made by, among others, the Company, BNN and BI China, ParagonEx, and BVI Pubco and Merger Sub, including as to the conduct of their respective businesses (as applicable) between the date of signing the Acquisition Agreement and the closing of the transactions contemplated thereby.

The Acquisition Agreement provides that, as a result of the transactions contemplated thereby, options to purchase shares of the Company’s common stock that are outstanding and unexercised shall be converted into and become options to purchase ordinary shares of BVI Pubco, and BVI Pubco shall assume our 2012 Stock Incentive Plan and 2014 Stock Incentive Plan, as in effect as of the date of the Acquisition Agreement.

The Company’s board of directors has approved the Acquisition Agreement. The Acquisition Agreement does not obligate our board of directors to recommend that our stockholders accept the Offer and tender their shares of our common stock at the Offer Price, and our board of directors will make its determination regarding whether to make such a recommendation or to remain neutral at or around the time the Offer is launched. The obligation of BNN to consummate the Offer is subject to a number of conditions, including (i) the absence of a material adverse effect with respect to the Company, (ii) compliance by the Company with certain Nasdaq requirements, and (iii) certain other customary conditions. The consummation of the Offer is not subject to any financing condition or any condition regarding any minimum number of shares of our common stock being validly tendered in the Offer.

The foregoing description of the Acquisition Agreement, the Offer, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Acquisition Agreement, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

Voting Agreement. In connection with the execution and delivery of the Acquisition Agreement, David Lucatz, on behalf of his affiliates that are stockholders of the Company, or the Stockholder, entered into a voting agreement, or the Voting Agreement, pursuant to which, during the term of such agreement, the Stockholder has agreed to certain actions in support of the transactions contemplated by the Acquisition Agreement and will, at every meeting of the stockholders of the Company called for such purpose, and at every adjournment or postponement thereof (or in any other circumstances upon which a vote, consent or approval is sought, including by written consent), not vote any of his shares of the Company’s common stock at such meeting in favor of, or consent to, and will vote against and not consent to, the approval of any alternative proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect in any material respect the transactions contemplated by the Acquisition Agreement. The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Voting Agreement, a form of which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

Amendment to Warrants and Debentures. On December 17, 2018, we entered into an Amendment to Warrants and Debentures, or the YA Agreement, with YA II PN, Ltd., or YA, with respect to (i) the secured convertible debentures due October 1, 2019 held by YA, which were issued pursuant to that certain securities purchase agreement dated March 29, 2018 between YA, the Company, and Enertec Electronics Ltd., or the Debentures, and (ii) the warrants to purchase an aggregate of 1,187,500 shares of the Company’s common stock held by YA, with exercise prices ranging from $1.50 to $4.00 and expiration dates ranging from June 30, 2021 to March 29, 2023, or, collectively, the Warrants. Pursuant to the YA Agreement, in connection with the transactions contemplated by the Acquisition Agreement and effective upon the consummation of the Acquisitions, the Warrants shall be replaced by certain new warrants, or the Replacement Warrants, exercisable at $2.00 per share for a number of ordinary shares of BVI Pubco equal to the number of shares underlying the Warrants immediately prior to the effectiveness of the Acquisitions (subject to adjustment as described therein). YA also agreed that it would not convert the Debentures into more than one million shares of the Company’s common stock during the period between the execution of the YA Agreement and the earlier to occur of the effectiveness of the Acquisitions or the termination of the Acquisition Agreement. We agreed to pay in cash the remaining outstanding principal amount and all accrued interest with respect to the Debentures as of the consummation of the Acquisitions, subject to any applicable redemption premiums. The foregoing description of the YA Agreement and the Replacement Warrants does not purport to be complete and is qualified in its entirety by reference to the YA Agreement and the Replacement Warrants, forms which were are filed as exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

Micronet

Micronet currently operates via its Israeli and U.S. facilities, the first located in Azur, Israel, near Tel Aviv, and the latter located in Salt Lake City, Utah, from which Micronet operates. Micronet operates in the MRM market as a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. The products and solutions designed, developed and manufactured by Micronet include rugged mobile computing devices (tablets and on-board-computers) that provide fleet operators and field workforces with computing solutions for challenging work environments, such as extreme temperatures, repeated vibrations or dirty and wet or dusty conditions.

Micronet’s connected tablets collect data from the vehicle’s environment, upload the data to the customer’s cloud and are designed to increase workforce productivity, enhance corporate efficiency and customer service by offering computing power and communication capabilities. Micronet products provide fleet operators with, among other things, data on vehicle location, fuel usage, speed and mileage and allow the installation of software applications and communication integration enabling the users to manage the drivers in various aspects such as: driver behavior (including through real-time video analytics), driver identification, hourly working reports, customer/organization working procedures and protocols, rout management, electronic logging and navigation based on tasks and time schedules and other insights into their mobile workforce, allowing customers to reduce operating and capital costs while increasing revenue. End users of Micronet’s products may now also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to start and ending of work, digital forms, issuing and printing of invoices and payments.

Micronet conducts its sales and support activities mainly through its U.S.-based facilities. Micronet’s customers include leading international MRM solution and service providers as well as Value Added Resellers, or VARs. Micronet maintains an in-house research and development staff and operates an ISO 9001-2008 certified manufacturing facility.

Micronet’s products are used in and/or targeted to a wide range of MRM industry sectors, including:

●	haulage and distribution, which includes short- and long- haul trucking and distribution servicing of urban retail and wholesale needs, such as delivery of packages, parts and similar items;

●	public transportation, which refers mainly to buses, para-transit, taxis and limousine services;

●	construction, which refers to vehicle fleets that are involved in the construction industry such as cement trucks and heavy equipment;

●	service industries, which include insurance companies, rental car companies and other companies operating large mobile service force of technicians, installers and similar personnel;

●	municipalities, which include waste management and field workers such as public works; and

●	public safety services, which includes fire departments, ambulances, police and forestry.

Micronet’s products are fully programmable and provide customers with the operational flexibility to customize such products for their ongoing needs via a comprehensive development tool kit package that enables them to develop independently and support their own industry-specific applications and solutions.

Recent Developments

Micronet believes that awareness and demand for MRM solutions is significantly increasing, as customers seek to optimize workforce productivity and customer satisfaction. In addition, Micronet believes that the local fleet market is considered to be among the leading, largest and fastest growing segments of the MRM market

Micronet currently offers its customers optional third party software services based on Android platform devices, which enable customer management and control (configuration and updates) of the products, including updates for the operational system, distance diagnostics of the product and similar services. These services are based on Micronet’s business cooperation with third party software vendors, which are integrated into the Micronet offered solutions and include guardian system design, or GSD, a cloud based system. Such solutions offer customers and fleets the ability to manage, control and operate their equipment from a distance, perform malfunction diagnostics and improve their efficiency and provide a cost saving solution for the duration of the life of the installed products.

Micronet is also developing its own software which will enable the customers to receive reports related to specific data directly from the vehicle computers.

In early 2019, Micronet launched its new business and technological services which may include an MRM application store service for the MRM market, which is anticipated to include applications specifically designed for fleet management and workforce management purposes.

Micronet is also focusing on adding application layers to its open hardware platforms in order to provide a comprehensive solution for its customers by integrating and developing a dedicated MRM application store that will be open to Micronet's customers, and will enable Micronet to capitalize on the software as a service component of its business model, increasing hardware sales and increasing demand for its services. To this end, Micronet focuses on creating technological and commercial collaborations with MRM applications and application providers to provide comprehensive solutions for its own hardware solutions.

We believe that these new products and solutions will further improve the performance and respond to additional specific MRM requirements, allowing Micronet’s customers to better achieve their desired results and performance.

Micronet’s key initiatives for future revenue growth include the following:

●	expanding sales activities in the North American and European markets, which will include establishing strong relationships with new customers and partners;

●	addressing the local fleet vertical of the MRM market with tablets that are specifically designed to support sales to local fleets through multiple value added resellers by offering advanced features at competitive prices;

●	supporting Android OS, to satisfy a wider customer base, enabling independent application programming and integration with various mission critical automotive system and enterprise-level software solutions;

●	upgrading and enhancing current products and engaging in new product development and launching based on input from clients and partners; and

●	partnering with major truck manufacturers to develop a built-in, telematics platform.

Developments in the communications market in recent years have enabled Micronet to integrate its products into new standard technologies, which have reduced communication costs and extended availability, thereby increasing the demand for Micronet’s products and solutions. Micronet has made significant investments in its facilities, infrastructure and manufacturing capabilities and has made product enhancements and strengthened functionality.

Market Opportunity

Micronet operates in the MRM market. Micronet’s customers are located around the world and are telematics service providers that provide fleet management solutions and services, including cloud services, with emphasis on specific vertical markets such as transportation and distribution (short and long distances), passenger transportation (buses, taxis, special transportation), various types of technical services (communications, maintenance), emergency services (police, firefighters, ambulances), etc. The range of replacement products for Micronet’s products in the MRM market includes retail products such as smartphones, tablets and navigation devices, through Original Equipment Manufacturers’, or OEMs, products that are manufactured according to specific specifications for the customer, at various price and performance levels, to products developed and manufactured by customers themselves in-house. On the basis of market data held by Micronet, the size of the global market relevant to Micronet, in terms of the number of vehicles with telematics systems for managing fleet fleets, was approximately 30 million units at the end of 2018. The United States and Europe are leading the market with 13 million and 7 million installed vehicles, respectively, with an average annual growth rate of 17% and 14.2%, respectively. Historically, the United States has been the largest market in which Micronet operates and sells its products. Based on the current information known to us as published by market analysis reports, 13 million GPS devices / mobile devices are used in service with MRM systems to monitor and track fleet of vehicles, carriers, equipment and employees. This number is expected to grow to more than 14 million units by the end of 2019 and to 16 million units at the end of 2020. In 2018, the global penetration rate of MRM systems for fleet management was 15%. In the United States alone, the rate of penetration is expected to increase from 30% at the end of 2018 to about 40% in the years 2019-2020.

Most of the products manufactured or marketed by Micronet are intended for sale abroad, in particular to North America, which is currently Micronet’s main geographical target market. The MRM market is a growing market and accordingly Micronet believes that it can grow in the coming years as a result thereof.

Products and Services

Micronet’s products are devices and services for the management of commercial vehicle fleets and the management of mobile resources, and are designed to make the work environment of commercial fleets accessible and convenient, while maintaining the full management and control capability of fleet managers and task managers. Micronet’s hardware product is a rugged computer / tablet designed for installation in the vehicle (i.e., a cab) as part of an advanced technological solution including fleet management. The company's products include software development tools and various interfaces that support solutions for vertical markets for transportation, buses, service technicians and the like. The company's products, design and development products are based on and support the Android operating system. The handsets enable connection to in-vehicle and out-of-the-box products via wireless communication (via Bluetooth, 3G, 3.5G, LTE, NFC, Wi-Fi) and landline connections such as USB, Serial Ports, Ethernet LAN and GPS.

In addition to selling its devices, Micronet now offers its customers with ancillary optional services for its Android-based devices, enabling the customer remote management and control, remote updating of the operating system, remote diagnostics of the device, etc. This service is based on a business cooperation between Micronet and third party specialized software manufacturers in the field of Over The Air service. These software manufacturers fully integrate their software products with Micronet's Android-based product line, including the GSD cloud computing system that provides advanced software tools to manage and support Over The Air updates, thereby enabling remote equipment management and fault diagnosis. Micronet’s GSD solutions offer operational advantages and cost savings over the period of use of Micronet’s products.

An additional software service offered by Micronet on the basis of dedicated software developed by Micronet, enables its customers to receive reports of specific data they require from their computers. The software is installed on Micronet's computers and regularly monitors the data that passes through the computer network, such as reports of technical problems in the engine, the status of the fuel tank, the mileage, and the speed of the vehicle.

Currently, Micronet offers products based on Android OS versions 4, 5.1 and 9 which are expected to be launched in the coming months. Micronet's product line includes several product families including SmarTab, SmartHub, TREQ317 and the TREQ 317OBC. These products have similar characteristics, but are designed for different customer requirements and among other, are based on different price levels. In light of the existing trend of organizations and end users to expand and accelerate the use of the Android operating system, Micronet is focusing on establishing its products on this system, which is an open, flexible and powerful software system that enables innovation and creativity in application development in target markets. Micronet intends to cease supporting its older products which are Windows CE-based products under its end of life policy.

Micronet has begun, and intends to continue in 2019, to implement a business activity plan and new technologies, based on an MRM application store service, especially for fleet management and personnel management applications. Micronet is collaborating with several application providers in the market to create integrated solutions on the company's hardware platforms based on the open operating system (Android) and offers a multi-layer solution that includes hardware, operating system and dedicated software that enables its customers to integrate it into the service system in a quick way, while significantly reducing the return on investment time and reducing development and support costs. By implementing this business model, Micronet is interested in expanding its customer base, turning to new marketing and distribution channels and adding a layer of recurring revenue from licensing and software services.

Micronet’s products are currently used by leading vehicle fleet service providers in the United States in the areas of vehicle tracking, navigation, task management, safety, driving improvement, fuel savings, support, etc. The company has products that support the new regulation that has entered into force, or the Electronic Logging Device, or ELD, mandate in relation to the duty of fleet operators to monitor the driving hours of drivers in their vehicles.

Strategy

Micronet’s strategy focuses on three major vertical markets: (1) traditional long haul, (2) local fleets and (3) heavy equipment. In each vertical market, Micronet implements the delivery of a comprehensive product offering that satisfies the particular needs of that market, and target potentially larger scale transactions that Micronet expects could result in higher revenue as well as increased gross margin and overall profitability. Micronet continuously analyzes the needs of the markets in which it operates in order to best serve its customers’ needs.

Micronet’s strategy is driven by, and focused on, both continued internal growth of its business through gaining a larger market share and the development of new potential markets, new technologies and innovative systems and products as well as through acquisitions. The key elements of Micronet’s strategy include:

●	continuing to invest efforts in its technology and product development, through collaborations with its partners, customers and potential customers;

●	focusing on offering innovative reliable solutions at a competitive price which will target the replacement of in house solutions of the service providers;

●	expanding the sales channels through telecom operators or carriers;

●	penetrating and developing the truck OEM market;

●	partnering with and/or acquiring complementary technology to broaden and deepen its offerings and customer base; and

●	integrating with third party application service providers in order to provide comprehensive solutions, which include hardware and advanced telematics services.

Micronet believes that one of its core competitive strengths is the breadth of its expertise in mobile data technologies, particularly in MRM technologies for the management of vehicle fleets and mobile workforces.

Micronet intends to enhance its existing products and develop new products by continuing to make investments in research and development. Micronet further intends to continue its strategy of internally developing products in order to enter new market segments, while continuing to leverage its market position in the United States and other global markets, to become a market leader for MRM products and services.

Sales and Marketing

Micronet’s customers consist primarily of TSPs and VARs specializing in the fleet and MRM markets. Currently, Micronet does not sell directly to the end users’ fleets. Micronet's customers are generally leading TSPs and service providers of commercial solutions that integrate a wide range of positioning technologies and computing fleet communications in the MRM market.

Micronet products are used by customers worldwide. The United States currently constitutes Micronet’s largest market, representing approximately 76% of Micronet’s revenue for the year ended December 31, 2018 and 78% for the year ended December 31, 2017. In any given year, a single Micronet customer may account for a significant portion of Micronet’s revenues. For the year ended December 31, 2018, Micronet’s three largest customers represented approximately individually 38%, 17%, 1%, of Micronet’s revenues, respectively. As of December 31, 2018, the Micronet sales team consisted of seven dedicated sales managers including a back office team.

Research and Development

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

During the fiscal years ended December 31, 2018 and 2017, Micronet spent NIS 7.1 million (approximately $2 million) and NIS 7 million (approximately $1.9 million), respectively, on research and development activities. Micronet uses its own resources to finances its research and development activities and none of the cost of such activities is borne by its customers.

To date, Micronet has received an aggregate of NIS 5.6 million (approximately $1.4 million) from the Israeli Innovation Authority, or IIA, under these three grants. Micronet is obligated to pay royalties to the IIA amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate.

Competition

Micronet operates in a highly competitive industry. Further, during the last few years, competition in the field of mobile computers has significantly increased with the mass entrance and introduction to the market of smart phones, tablets, and laptops, as well as various GPS-based hand-held devices featuring additional functionalities.

The direct competition in the field of dedicated laptops for the management of fleets is held primarily with OEMs, which provide products that enable application development and functional integration according to customer needs. To the best of Micronet’s knowledge, there are half a dozen such direct competitors operating in Micronet’s main geographical target market, North America. Most of the competitors are private companies or those who do not publish sales data specific to their products in this field, so the company does not have specific information to estimate its relative share in the market or to directly compare its size or position relative to a particular competitor.

Micronet believes that there are several products in the market that compete with its products including mobile devices, which differ among themselves in various parameters. Micronet estimates that its products are competitive in the market and offer customers a beneficial solution in view of the advanced technology implemented in such products. Micronet’s competitive position is also effected by its market positioning and the reputation it has acquired over the years through its dealings with a wide range of customers and products. Micronet estimates that its Android open operating platform based products provides for a technological edge in the market over a number of competitors, which still base their devices on their internal proprietary operating systems. These systems are closed systems and with the transformation of the world to the use of the Android system becoming the dominant operating system among customers, such vendors may be in an inferior position. Micronet's products align with the trend of the increasing demand in the market for Android-based products, which enable each customer to develop its applications and functionalization according to its needs.

A large number of Micronet’s competitors are private companies or companies that do not disclose their sales or other financial information, making it difficult to estimate Micronet’s market share and position in the market. Micronet believes that its most significant competitors include the following: CalAmp Corp., Mobile Devices (France), TomTom (Holland), Garmin USA, Inc. and Samsung. In addition, some service providers consider the use of their in-house development capabilities for the supply of their internal needs for mobile devices.

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

Micronet’s management believes its strongest competitive advantages are the durability of its products and reputation in the industry. Its competitive strengths include the following:

●	30 years of field-proven experience, including engineering and manufacturing know-how;

●	ability to deliver solutions and products to organizations and customers that are leaders in their respective industries;

●	ability to integrate advanced technological capabilities to develop new solutions and products with its own manufacturing infrastructures and facilities, as well as leverage overseas manufacturing partners, to have greater control over the end-to-end production process and cost-efficiencies;

●	professional and direct marketing methodology focused on main target customers;

●	reputation as a leading supplier in relevant markets;

●	lasting working relationships with customers;

●	an experienced, dedicated and competent management team;

●	ELD mandate compliant products; and

●	proprietary technology and know-how that allows rapid configuration and implementation of new solutions to meet the special customer needs.

Micronet currently operates via two facilities, the first located in Azur, Israel, near Tel Aviv, and the second located in Salt Lake City, Utah. These two operating facilities give Micronet additional manufacturing and marketing flexibility to serve the market’s needs, reduce its operational risk, improve its U.S. presence and provide management with additional tools to support the business.

Manufacturing

Micronet conducts its manufacturing activities mainly through third party subcontractors in Israel and outside of Israel and also using its own U.S. and Israel based facilities. Micronet operates an ISO 9001-2008 certified manufacturing facility.

During the past few years, with the exception of certain components purchased from subcontractors, Micronet has relied on itself to manufacture its products and solutions using its own facilities, capabilities and resources, which enable it to control and manage the manufacturing process.

However, Micronet has gradually begun utilizing overseas manufacturers and subcontractors for its new product offerings, in combination with its internal manufacturing facilities. As of December 31, 2018, as part of its strategy, Micronet is focused on its core competence, which includes research, development, marketing and support activities.

Accordingly with respect to its new product offerings, Micronet has shifted significant parts of its manufacturing activities from its Israeli manufacturing activity to trusted third party manufacturers and subcontractors in and outside of Israel, while increasing its operational flexibility and reducing its fixed costs attributed to the production lines. In addition, Micronet is utilizing overseas manufacturing in conjunction with its internal assembly test lines in Salt Lake City for final provisioning and shipping.

Following certain enhancements in its manufacturing and production capabilities, Micronet has manufacturing capacity and has the ability to meet current or foreseeable manufacturing needs without making any significant investments. Implemented enhancements include:

●	upgraded production and assembly line and purchased new machinery with significant higher component implementation scale;

●	increased factory facilities and upgraded various infrastructures;

●	entered into agreements with subcontractors in the field that operate additional manufacturing facilities, and have significant procurement and manufacturing capabilities and resources that are available to Micronet; and

●	certified subcontractors to perform manufacturing process to ensure flexible manufacturing infrastructures and deployment that can be used for disaster recovery scenarios or rapid increase in production needs.

If additional manufacturing resources are needed to meet increased demand for Micronet’s products, manufacturing capacity can be enhanced by adjusting the outsourcing manufacturing processes, recruiting and training additional employees, adding shifts to the labor cycles.

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

Government Regulation

Micronet’s business is subject to certain international standards such as U.S. Federal Communications Commission, or FCC, Part 15B, FCC ID, European Conformity, or CE, and Restriction of Hazardous Substances, or RoHS, which define compatibility of interface and telecommunications standards to those implemented in Europe by the European Commission and in the United States by the FCC. Its solutions and products also comply with the E-Mark European standard, which is the standard that defines the compatibility of interface and telecommunications to all appliances installed in and around an automobile.

Employees

As of December 31, 2018, the Company had approximately 53 full-time employees (and as of March 28, 2019, the Company had approximately 46 full-time employees) and Micronet had approximately 49 full-time employees (as of March 28, 2019, Micronet had approximately 41 full-time employees). Of these employees, 12 were employed in manufacturing positions, and the remainder were employed in sales, research and development, management and administrative positions. Our and Micronet’s employees are not represented by any collective bargaining agreement, and both we and Micronet have never experienced a work stoppage. Both we and Micronet, to the best of our knowledge, have good and sustainable relations with our and its employees, respectively. Israeli labor laws and regulations apply to all employees based in Israel. The laws principally address matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance.

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

Risks Related to Our Business and Industry

While we have executed the Acquisition Agreement relating to our acquisition by BNN, the closing of the Acquisition Agreement is subject to numerous conditions which may not be satisfied or waived.

While we have executed the Acquisition Agreement, the closing of the agreement is subject to numerous closing conditions including, but not limited to, the approval of our stockholders. While the parties believe the conditions to the Acquisition Agreement will be satisfied or waived, there is no guarantee that we will be successful in closing the transaction. If the conditions are not satisfied or waived, the closing of the Acquisition Agreement may not occur, or may be delayed. Such delays may cause us to lose some or all of the intended benefits of the transaction and may adversely affect our business, financial condition, prospects, results of operations and reputation.

As a result of Micronet’s public offering in Israel in February 2019, the Company no longer holds a majority of Micronet’s outstanding common equity.

As a result of the consummation of Micronet’s public offering in Israel in February 2019, the Company’s ownership interest was reduced to 33.88% of the issued and outstanding shares of Micronet, while the Company’s voting interest in Micronet is 39.53% as a result of an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer. As a result of the February 2019 offering in Israel, the Company no longer owns a majority stake nor does it have majority voting interest in Micronet. Therefore, the Company may no longer effectively control Micronet’s business or have significant input in its operations. In addition, since the Company no longer owns a majority stake in Micronet, Micronet may not be considered a subsidiary of the Company and Micronet’s financial statements may not be consolidated with the Company’s financial statements. In addition, as a result of the Company no longer filing Micronet’s financial statements on a consolidated basis, the Company may not be able to meet Nasdaq’s continued listing requirements.

If Micronet is unable to develop new products and maintain a qualified workforce Micronet may not be able to meet the needs of its customers in the future

Virtually all of the products that Micronet produces and sells are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The markets and industry in which Micronet operates are characterized by rapidly changing technologies. The products, systems and solutions needs of Micronet’s customers change and evolve regularly. Accordingly, Micronet’s future performance depends on Micronet’s ability to develop and manufacture competitive products and solutions, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of Micronet’s business, Micronet must be able to hire and retain the skilled and qualified personnel necessary to perform the services required by its customers. If Micronet is unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, Micronet’s future revenues and earnings may be adversely affected.

We are dependent on the services of our executive officers, whose potential conflicts of interest may not permit us to effectively execute our business strategy.

We currently depend on the continued services and performance of David Lucatz, our Chairman and also Micronet’s Chairman and President. Mr. Lucatz also serves as the President, Chairman and Chief Executive Officer of D.L. Capital Ltd., or DLC, the primary asset of which is its ownership of shares of our common stock. We have a management and consulting services agreement with DLC. Our business and results of operations may suffer if Mr. Lucatz, other executive officers or directors, are unable to devote the attention necessary to our overall business strategy and operations.

Developing new technologies entails significant risks and uncertainties that may cause Micronet to incur significant costs and could have a material adverse effect on Micronet’s operating results, financial condition, and/or cash flows.

A significant portion of Micronet’s business relates to developing sophisticated products and applications. New technologies may be untested or unproven. In addition, Micronet may incur significant liabilities that are unique to its products and services. While Micronet maintains insurance for some business risks, it is not practicable to obtain coverage to protect against all operational risks and liabilities. In addition, Micronet may seek limitation of potential liability related to the sale and use of its products and systems. Micronet may elect to provide products or services even in instances where it is unable to obtain such indemnification or qualification. Accordingly, Micronet may be forced to bear substantial costs resulting from risks and uncertainties of its products and products under development, which could have a material adverse effect on its operating results, financial condition and/or cash flows.

If Micronet is unable to effectively protect our proprietary technology, our business and competitive position may be harmed.

Micronet’s success and ability to compete are dependent on its proprietary technology. The steps Micronet has taken to protect its proprietary rights may not be adequate and Micronet may not be able to prevent others from using its proprietary technology. The methodologies and proprietary technology that constitute the basis of Micronet’s solutions and products are not protected by patents. Existing trade secret, copyright and trademark laws and non-disclosure agreements to which Micronet is a party offer only limited protection. Therefore, others, including our competitors, may develop and market similar solutions and products, copy or reverse engineer elements of Micronet’s production lines, or engage in the unauthorized use of Micronet’s intellectual property. Any misappropriation of Micronet’s proprietary technology or the development of competitive technology may have a significant adverse effect on Micronet’s ability to compete and may harm our business and financial position.

Micronet may incur substantial costs as a result of litigation or other proceedings relating to intellectual property rights.

Third parties may challenge the validity of Micronet’s intellectual property rights or bring claims regarding Micronet’s infringement of a third party’s intellectual property rights. This may result in costly litigation or other time-consuming and expensive judicial or administrative proceedings, which could deprive us of valuable rights, cause us to incur substantial expenses and cause a diversion for technical and management personnel. An adverse determination may subject Micronet to significant liabilities or require it to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, Micronet may be required to pay substantial financial damages or be required to discontinue or significantly delay the development, marketing, sale or licensing of the affected products and intellectual property rights.

Our business may be negatively impacted if Micronet is unable to perform under its contracts.

When agreeing to contractual terms, Micronet’s management makes assumptions and projections about future conditions or events. These projections assess:

●	the productivity and availability of labor;

●	the complexity of the work to be performed;

●	the cost and availability of materials;

●	the impact of delayed performance; and

●	the timing of product deliveries.

If there is a significant change in one or more of these circumstances or estimates, or if Micronet faces unexpected contract costs, the profitability of one or more of these contracts may be adversely affected and could affect, among other things, our earnings and margins, due to the fact that Micronet’s contracts are often made on a fixed-price basis.

Micronet’s earnings and margins could be negatively affected by deficient subcontractor performance or unavailable raw materials or components.

Micronet relies on other companies to provide raw materials, major components and subsystems for its products. Subcontractors perform some of the services that Micronet provides to its customers. Micronet depend on these subcontractors and vendors to meet its contractual obligations in full compliance with customer requirements. Occasionally, Micronet rely on only one or two sources of supply that, if disrupted, could have an adverse effect on its ability to meet its commitments to customers. Micronet’s ability to perform its obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. Further, deficiencies in the performance of Micronet’s subcontractors and vendors could result in a customer terminating a contract for default. A termination for default could expose us and Micronet to liability and adversely affect our financial performance and Micronet’s ability to win new contracts.

Micronet depend on major customers for a significant portion of its revenues and its future revenues and earnings could be negatively impacted by the loss or reduction of the demand for its products or services by such customers.

A significant portion of Micronet’s annual revenues derived from a few leading customers. As of December 31, 2018, Micronet had two customers that combined account for approximately 55% of its revenues. Most of Micronet’s major customers do not have any obligation to purchase additional products or services from the company. Therefore, we cannot provide any assurance that any of Micronet’s leading customers will continue to purchase solutions, products or services at levels comparable to previous years.

Micronet operates in a highly competitive and fragmented market and may not be able to maintain its competitive position in the future.

A number of larger competitors have recently entered the MRM market in which Micronet operates. These large competitors have far greater development and capital resources that exceed those available to Micronet. Further, there are competitors of Micronet that offer solutions, products and services similar to those offered by Micronet. If they continue, these trends could undermine Micronet’s competitive strength and position and adversely affect its earnings and financial condition.

Micronet is subject to regulations in the United States and Europe, which if failed to be met, could negatively impact Micronet’s and our business and reputation.

Micronet’s business is subject to certain international standards such as U.S. Federal Communications Commission, or FCC, Part 15B, FCC ID, CE and Restriction of Hazardous Substances, or RoHS, which define compatibility of interface and telecommunications standards to those implemented in the United States by the FCC and in Europe by the European Commission, respectively. Micronet’s solutions and products also need to comply with the E-Mark European standard, which is the standard that defines the compatibility of interface and telecommunications to all appliances installed in and around an automobile. We and Micronet are exposed to risks from regulators, arising from Micronet’s failure to comply with the aforementioned international standards, which define interface and communication standards, compliance with the standards of the European Common Market, European Conformity, or the CE, and the requirements of the U.S. Communications Regulatory Commission, the FCC, inclusive of the ELD mandate. If Micronet does not adhere to these international standards, we and Micronet may be limited in marketing Micronet’s products in such markets, and face fines and/or risks to both our and Micronet’s reputation, and which may also adversely effect our and Micronet’s future revenues and earnings.

Micronet may cease to be eligible for, or receive reduced, tax benefits under Israeli law, which could negatively impact our profits in the future.

Micronet currently receives certain tax benefits under the Israeli Law for Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an “Approved Enterprise.” To maintain its eligibility for these tax benefits, Micronet must continue to meet several conditions including, among others, generating more than 25% of its gross revenues outside the State of Israel and continuing to qualify as an “Industrial Company” under Israeli tax law. An Industrial Company, according to the applicable Israeli law (Law for the Encouragement of Industry (Taxes), 1969), is a company that resides in Israel (either incorporated in Israel or managed and controlled from Israel) that, during the relevant tax year, derives at least 90% of its income from an Industrial Factory. An Industrial Factory means a factory that is owned by an Industrial Company and where its manufacturing operations constitute a vast majority of the factory’s total operations/business. The tax benefits of qualifying as an Industrial Company include a reduction of the corporate tax from 23% for “Regular Entities” and 16% or 7.5% for “Preferred Enterprises” (depending on the location of industry) in 2018. In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future. There is no assurance that Micronet will continue to qualify for these tax benefits or that such tax benefits will continue to be available at their current level, or at all. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and, accordingly, reduce our net profit after tax and negatively impact our profits.

Because the majority of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against our management for misconduct.

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

Our revenues are mainly denominated in U.S. currency and our costs are mainly denominated in Israeli currency. Where possible, we match sales and purchases in these and other currencies to achieve a natural hedge. Currently, Micronet does not have a policy with respect to the use of derivative instruments for hedging purposes, except that Micronet will consider engaging in such hedging activities on a case by case basis. To the extent we are unable to fully match our sales and purchases in different currencies, our business will be exposed to fluctuations in foreign exchange rates.

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

Cost fluctuations in the global hardware and communications market and reducing production costs may have a negative impact on our business and operations.

Micronet’s operations are affected by global hardware prices and communication costs, which are a combined component of the technological solution offered by Micronet to its customers or end users. Also, in order to continue to compete effectively in the target markets, Micronet must continue to streamline its production costs and reduce them in order to enable a competitive price for its products. Micronet must compete among other manufacturers of components and / or products from East Asia including China and India. Micronet's ability to streamline the production process depends, among other things, on its ability to integrate production processes in these areas, as well as to continue to locate target markets and target customers who are interested in purchasing high-end products that are less sensitive to cost.

Duration of development and introduction of new products to the market and costs.

Due to the long period required in order to develop new technologies and products and the effective ability to introduce such technologies and products to the market, Micronet is exposed to a risk that at such time the development and market introduction process is finalized, alternative products or similar products, solutions or services shall be available in the market distributed and sold by our competitors, gaining market share and acquiring potential customers, all may negatively impact Micronet’s business results and profits.

Economic changes in Micronet’s target markets may adversely impact its business.

Due to the fact that Micronet’s target markets are mainly located in North America and Europe, the lack of economic stability in such markets, such as slowdown or changes to the demands for products or services offered by Micronet, may adversely affect its operations and results

Risks Related to Ownership of our Securities

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

The price of our common stock has been, and may continue to be volatile. The market price of our common stock may be influenced by many factors, including but not limited to the following:

●	announcements of developments related to our or Micronet’s business;

●	quarterly fluctuations in our actual or anticipated operating results;

●	announcements of technological innovations by Micronet;

●	new products or product enhancements introduced by Micronet or by its competitors;

●	developments in patents and other intellectual property rights and litigation;

●	developments in Micronet’s relationships with our third party manufacturers and/or strategic partners;

●	developments in Micronet’s relationships with our customers and/or suppliers;

●	regulatory or legal developments in the United States, Israel and other countries;

●	general conditions in the global economy; and

●	the other factors described in this “Risk Factors” section.

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

We did not declare or pay cash dividends in either 2018 or 2017 and do not expect to pay dividends for the foreseeable future.

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

Risks Related to Israeli Law and Our Operations in Israel

Potential political, economic and military instability in Israel could adversely affect our operations.

Our principal offices and one of Micronet’s operating facilities are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our and Micronet’s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinian Arabs, which has adversely affected the peace process and has negatively influenced Israel’s relationship with its Arab citizens and several Arab countries, including the Israel-Gaza conflict. Such ongoing hostilities may hinder Israel’s international trade relations and may limit the geographic markets where Micronet can sell its products and solutions. Hostilities involving or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could materially and adversely affect Micronet’s or our operations.

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

Under current Israeli law, the Company and Micronet may not be able to enforce our respective Israeli employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our respective former employees.

Previously, the Company and Micronet entered, and the Company and Micronet may plan in the future to enter into, non-competition agreements with our key employees, in most cases within the framework of their employment agreements. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable Israeli law, the Company and Micronet may be unable to enforce these agreements or any part thereof against our Israeli employees. If the Company and Micronet cannot enforce its non- competition agreements against their respective Israeli employees, then the Company and Micronet may be unable to prevent their competitors from benefiting from the expertise of these former employees, which could impair the Company’s business, results of operations and ability to capitalize on Micronet’s proprietary information.

Micronet may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and harm our business.

A significant portion of the intellectual property covered by Micronet’s products has been developed by Micronet’s employees in the course of their employment for Micronet. Under the Israeli Patent Law, 5727-1967, or the Patent Law, and recent decisions by the Israeli Supreme Court and the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, Israeli employees may be entitled to remuneration for intellectual property that they develop for us unless they explicitly waive any such rights. To the extent that Micronet is unable to enter into agreements with its future employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are owned exclusively by Micronet (as it has done in the past), Micronet may face claims demanding remuneration. As a consequence of such claims, Micronet could be required to pay additional remuneration or royalties to its current and former employees, or be forced to litigate such claims, which could negatively affect its own and our business.

The Israeli identity of certain of Micronet’s products may adversely affect its ability to sell its products and/or solutions.

The sale of Micronet’s products is affected in certain countries and may be affected in other countries by the international status of the State of Israel. Israeli identity may be used in some cases for promoting sales (in light of the recognition of the technological advantages that exist in Israel) whereas in other cases and is likely to continue to be a disadvantage and result in the cancellation of transactions.

Provisions of Israeli law and Micronet’s amended and restated articles of association may delay, prevent or otherwise impede a merger with, or an acquisition of, our company, which could prevent a change of control, even when the terms of such a transaction are favorable to Micronet and its shareholders.

As a company incorporated under the law of the State of Israel, Micronet is subject to Israeli corporate law. Israeli corporate law regulates mergers, requires tender offers for acquisitions of shares above specified thresholds, requires special approvals for transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to such types of transactions. For example, a merger may not be consummated unless at least 50 days have passed from the date on which a merger proposal is filed by each merging company with the Israel Registrar of Companies and at least 30 days have passed from the date on which the shareholders of both merging companies have approved the merger. In addition, a majority of each class of securities of the target company must approve a merger. Moreover, a tender offer for all of a company’s issued and outstanding shares can only be completed if the acquirer receives positive responses from the holders of at least 95% of the issued share capital. Completion of the tender offer also requires approval of and a majority of the offerees that do not have a personal interest in the tender offer approves the tender offer, unless, following consummation of the tender offer, the acquirer would hold at least 98% of the company’s outstanding shares. Furthermore, the shareholders, including those who indicated their acceptance of the tender offer, may, at any time within six months following the completion of the tender offer, claim that the consideration for the acquisition of the shares does not reflect their fair market value, and petition an Israeli court to alter the consideration for the acquisition, unless accordingly, other than those who indicated their acceptance of the tender offer in case the acquirer stipulated in its tender offer that a shareholder that accepts the offer may not seek such appraisal rights., and the acquirer or the company published all required information with respect to the tender offer prior to the tender offer’s response date.

Furthermore, Israeli tax considerations may make potential transactions unappealing to Micronet or to its shareholders whose country of residence does not have a tax treaty with Israel exempting such shareholders from Israeli tax.

Micronet’s amended and restated articles of association also contain provisions that could delay or prevent changes in control or changes in its management without the consent of its board of directors. These provisions include the following:

●	no cumulative voting in the election of directors, which limits the ability of minority shareholders to elect director candidates; and

●	the right of Micronet’s board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which may prevent shareholders from being able to fill vacancies on its board of directors.

Micronet’s operations may be disrupted as a result of the obligation of management or key personnel to perform military service.

Micronet’s employees and consultants in Israel, including members of its senior management, may be obligated to perform one month, and in some cases longer periods, of military reserve duty until they reach the age of 40 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict or emergency circumstances, may be called to immediate and unlimited active duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Micronet’s operations could be disrupted by the absence of a significant number of our officers, directors, employees and consultants related to military service. Such disruption could materially adversely affect Micronet’s business and operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently maintain office space in Herzliya, Israel. The lease agreement is for a term of 24 months, effective as of September 15, 2018. Under the lease agreement, we are currently occupying approximately 1,184 square feet and our monthly rent obligation is approximately $3,000.

Micronet currently maintains two facilities in adjacent buildings in Azur, Israel. Both of these facilities are leased, one under a long-term lease, or the Long Term Lease, under which Micronet has purchased lease rights from the Israeli Land Administration and was accounted as a capital lease. These leases are generally for a term of 49 years with an option to extend for an additional 49 years. The facility subject to the Long Term Lease is used as Micronet’s headquarters and the other facility is an industrial building which houses its factory. Micronet’s executive offices occupy approximately 9,150 square feet and house the corporate functions, sales support, and marketing, finance, engineering and operating groups. The Long Term Lease expires in April 2028, subject to our option to extend the term by another 49 years. We do not pay rent with respect to this facility because we have purchased the lease rights. The factory facility occupies approximately 9,400 square feet at approximately $9,118 per month. The facility is used for the manufacturing and logistic support of the business, including warehouse. During 2018, Micronet paid $140,000 in connection with the Long Term Lease. Micronet believes that its present facilities are suitable for its existing and projected operations for the near future. Micronet’s U.S. subsidiary, Micronet Inc., maintains leased offices in Salt Lake City, Utah. Micronet Inc.’s lease was extended on a month to month basis in May 2016 until either party provides written three months notice to the other. On February 1, 2008, the lease was terminated and Micronet Inc. entered into an agreement with another lessor in the same building. and the rent cost is approximately $236,244 per year. The factory facility in Salt Lake City occupies approximately 10,101 square feet and is used for the assembly and logistic support of the business, including warehouse.

Item 3.	Legal Proceedings.

On March 30, 2017, Micronet announced in an immediate report filed with the Israeli Securities Authority that it received notice from a client, or the Client, relating to tests performed by the Client which, to the Client’s belief, revealed a defect in the materials included in the battery integrated into a certain product of Micronet purchased by the Client. In its immediate report, Micronet clarified that the product at issue is an older product that has since been replaced by newer models and is part of the portfolio of products purchased from Beijer in June 2014. The Client filed a complaint, or the Complaint, in this matter with the United States National Highway Traffic Safety Administration, or the Regulator. The basis of the Complaint relates to similar problems in the specific product that were previously addressed with the Client pursuant to Micronet’s warranty and in the ordinary course of business. In light of these events, Micronet performed independent tests to examine the Client’s complaint (including addressing the issue with the battery manufacturer) and simultaneously addressed the issue with the Regulator, including filing its response to the Complaint. Micronet does not believe the product in question contains a significant defect, as alleged by the Client and has stated its position in its response to the Regulator. To date, following almost two years, we have not yet received the Regulator’s response to the Complaint. To date, Micronet has not yet received the Regulator’s response to the Complaint. Currently, Micronet and the Client have continued to maintain a business relationship notwithstanding the Complaint and are working together to find a technical and commercial solution while discussing a resolution to the dispute related to the Complaint. As of the date hereof, the parties each possess certain claims against the other (Micronet relating to outstanding payments for an existing invoice and the Client with respect to the alleged damage caused to it relating to the matters identified above). In addition, Micronet has informed its insurance carrier of the potential claim. At this stage, we are unable to estimate whether this matter, taking into consideration the fact that Micronet reported that the product discussed is an older generation product that was replaced by marketing of other advanced products, will have a material adverse effect on Micronet’s prospective sales or on our business.

From time to time we may become subject to litigation incidental to our business. Other than as set above, Enertec and Micronet are not currently parties to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are listed on the Nasdaq under the symbol “MICT.”

Holders

As of March 28, 2019, we had 10,734,232 shares of common stock outstanding and such shares were held by 14 stockholders of record. Because some of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We did not declare or pay cash dividends in either 2018 or 2017 and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We have no dividends policy and will consider distributing dividends on a year by year basis. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

During the first quarter of 2018, we issued an aggregate of 42,500 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

During the second quarter of 2018, we issued an aggregate of 75,000 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

During the third quarter of 2018, we issued an aggregate of 6,000 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act for each of the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates primarily through an Israel-based subsidiary, Micronet, in which the Company previously had a majority ownership interest that has since been diluted to a minority ownership interest.

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the TASE and as a result of this offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed a new irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our current voting interest in Micronet stands at 39.53% of the issued and outstanding shares of Micronet. The decrease in our voting interest in Micronet will result in a deconsolidation of Micronet and, therefore, from February 24, 2019, we will account for the investment in Micronet in accordance with the equity method. The Company is still assessing the gain/loss that will be recorded as a result thereof and our results in future periods might change significantly as a result of the move to the equity method.

Micronet operates in the growing commercial MRM market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. This enables the users to manage the drivers in various aspects such as: driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. In addition, using its recently launched SmartHub, Micronet provides third party telematics service providers a platform to offer services such as “Hours of Service.” Micronet is also commencing an evaluation of integration with TSPs. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system.

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

Micronet operates and conducts its business in the U.S. market through Micronet Inc., a fully owned subsidiary located in Utah. The Micronet U.S. business, operations and facilities include manufacturing and technical support infrastructure as well as sales and marketing capabilities which allow Micronet to continue and expand into the U.S. market and support its existing U.S. based customers, all with further accessibility and presence to local fleets and local MRM service providers.

Acquisition Agreement with BNN Technology PLC

On December 18, 2018, we, BVI Pubco, Merger Sub, BNN, BI China, ParagonEx, certain holders of ParagonEx’s outstanding ordinary shares and a trustee thereof, and Mark Gershinson, in the capacity as the representative of the ParagonEx sellers, entered into the Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Acquisition Agreement, Merger Sub will merge with and into the Company, as a result of which each outstanding share of the Company’s common stock and warrant to purchase the same shall be cancelled in exchange for the right of the holders thereof to receive 0.93 substantially equivalent securities of BVI Pubco, after which BVI Pubco will acquire (i) all of the issued and outstanding securities of BI China in exchange for newly issued ordinary shares of BVI Pubco and (ii) all of the issued and outstanding ordinary shares of ParagonEx for a combination of cash in the amount equal to approximately $25 million (the majority of which was raised in a private placement by BVI Pubco), unsecured promissory notes and newly issued ordinary shares of BVI Pubco.

In furtherance of the Acquisitions, and upon the terms and subject to the conditions described in the Acquisition Agreement, BNN agreed to commence a tender offer, or the Offer, as promptly as practicable and no event later than 15 business days after the execution of the Acquisition Agreement, to purchase up to approximately 20% of the outstanding shares of the Company’s common stock at a price per share of $1.65, net to the sellers in cash, without interest. On March 13, 2019, the deadline for the Tender Offer was extended to April 8, 2019. Additionally, following the Acquisitions, it is contemplated that the certain of our operating business assets, including our interest in Micronet, shall be spun off to our stockholders who continue to retain shares of our common stock after the Offer. Subject to the terms and conditions of the Acquisition Agreement, and assuming that none of the shares of our common stock are purchased by BNN in connection with the Offer, our stockholders will own approximately 5.27% of BVI Pubco after giving effect to the transactions contemplated by the Acquisition Agreement.

Consummation of the transactions contemplated by the Acquisition Agreement is subject to certain closing conditions, including, among other things, approval by the stockholders of MICT. The Acquisition Agreement contains certain termination rights for each of the Company, BNN, BI China and ParagonEx, and further provides that, upon termination of the Acquisition Agreement under specified circumstances, MICT may be required to pay to BNN and ParagonEx a termination fee of $900,000, and BNN and ParagonEx may be required to pay to us a base termination fee of $1.8 million, which shall increase to $3 million under certain specified circumstances. The Acquisition Agreement also contains customary representations, warranties and covenants made by, among others, the Company, BNN and BI China, ParagonEx, and BVI Pubco and Merger Sub, including as to the conduct of their respective businesses (as applicable) between the date of signing the Acquisition Agreement and the closing of the transactions contemplated thereby.

The Acquisition Agreement provides that, as a result of the transactions contemplated thereby, options to purchase shares of the Company’s common stock that are outstanding and unexercised shall be converted into and become options to purchase ordinary shares of BVI Pubco, and BVI Pubco shall assume our 2012 Stock Incentive Plan and 2014 Stock Incentive Plan, as in effect as of the date of the Acquisition Agreement.

The Company’s board of directors has approved the Acquisition Agreement. The Acquisition Agreement does not obligate our board of directors to recommend that our stockholders accept the Offer and tender their shares of our common stock at the Offer Price, and our board of directors will make its determination regarding whether to make such a recommendation or to remain neutral at or around the time the Offer is launched. The obligation of BNN to consummate the Offer is subject to a number of conditions, including (i) the absence of a material adverse effect with respect to the Company, (ii) compliance by the Company with certain Nasdaq requirements, and (iii) certain other customary conditions. The consummation of the Offer is not subject to any financing condition or any condition regarding any minimum number of shares of our common stock being validly tendered in the Offer.

The foregoing description of the Acquisition Agreement, the Offer, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Acquisition Agreement, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

Voting Agreement. In connection with the execution and delivery of the Acquisition Agreement, David Lucatz, on behalf of his affiliates that are stockholders of the Company entered into the Voting Agreement, pursuant to which, during the term of such agreement, the Stockholder has agreed to certain actions in support of the transactions contemplated by the Acquisition Agreement and will, at every meeting of the stockholders of the Company called for such purpose, and at every adjournment or postponement thereof (or in any other circumstances upon which a vote, consent or approval is sought, including by written consent), not vote any of his shares of the Company’s common stock at such meeting in favor of, or consent to, and will vote against and not consent to, the approval of any alternative proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect in any material respect the transactions contemplated by the Acquisition Agreement. The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Voting Agreement, a form of which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

Amendment to Warrants and Debentures. On December 17, 2018, we entered into the YA Agreement, with YA, with respect to (i) the secured convertible debentures due October 1, 2019 held by YA, which were issued pursuant to that certain securities purchase agreement dated March 29, 2018 between YA, the Company, and Enertec Electronics Ltd. and (ii) the warrants to purchase an aggregate of 1,187,500 shares of the Company’s common stock held by YA, with exercise prices ranging from $1.50 to $4.00 and expiration dates ranging from June 30, 2021 to March 29, 2023. Pursuant to the YA Agreement, in connection with the transactions contemplated by the Acquisition Agreement and effective upon the consummation of the Acquisitions, the Replacement Warrants, exercisable at $2.00 per share for a number of ordinary shares of BVI Pubco equal to the number of shares underlying the Warrants immediately prior to the effectiveness of the Acquisitions (subject to adjustment as described therein). YA also agreed that it would not convert the Debentures into more than one million shares of the Company’s common stock during the period between the execution of the YA Agreement and the earlier to occur of the effectiveness of the Acquisitions or the termination of the Acquisition Agreement. We agreed to pay in cash the remaining outstanding principal amount and all accrued interest with respect to the Debentures as of the consummation of the Acquisitions, subject to any applicable redemption premiums. The foregoing description of the YA Agreement and the Replacement Warrants does not purport to be complete and is qualified in its entirety by reference to the YA Agreement and the Replacement Warrants, forms which were are filed as exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

As of February 21, 2019, the Company had issued to YA 250,000 share of common stock at a purchase price per share of $1.00. On March 13, 2019, the Company issued an additional 996,817 share of common stock at a purchase price per share of $1.10. These issuances of the Company’s common stock to YA reduced the debt owed to YA such that as of April 1, 2019, the balance of the debt is $1,750,000.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Revenues for the year ended December 31, 2018 were $14,162,000, compared to $18,366,000 for the year ended December 31, 2017. This represents a decrease of $4,204,000, or 23%, for the year ended December 31, 2018. The decrease in revenues is primarily due to a decrease in customer orders, and their value, a trend that has continued throughout the fiscal year ended December 31, 2018. Micronet is experiencing a significant decline in the rate at which it receives new orders, against the background of a record volume of orders recorded by Micronet at the end of 2017, which contributed to the high revenues in the first half of 2018. The decrease in orders received in 2018 has had a significant effect on the low revenues recorded in the year ended December 31, 2018. Micronet believes that the reasons for the decrease in the volume of the orders are (i) the delay in the launch of its fourth generation products, (ii) high levels of inventory among its customers and (iii) increased competition in the market for the Micronet’s products.

Gross profit for the year ended December 31, 2018 decreased by $762,000 to $3,510,000, and represents 25% of the revenues. This is in comparison to gross profit of $4,272,000, or 23% of the revenues for the year ended December 31, 2017. The decrease in gross profit for the year ended December 31, 2018 is mainly a result of the decrease in revenues and slow inventory reduction due to decreased sales of Micronet’s products.

In light of these developments, Micronet has taken steps to cut costs as appropriate (as reflected in lower employee headcount noted above) and taken other efficiency measures. It also has now introduced its fourth generation products into the market. In light of the foregoing, Micronet anticipates improved profitability in 2019 but at the same time, Micronet is closely monitoring the situation and will take steps necessary and appropriate as circumstances evolve.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for year ended December 31, 2018 were $1,582,000, compared to $1,883,000 for the year ended December 31, 2017. This represents a decrease of $301,000, or 16%, for the year ended December 31, 2018. The decrease is mainly due to decreased commission expenses resulting from the revenue decrease described above.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the year ended December 31, 2018 were $6,345,000, compared to $4,116,000 for the year ended December 31, 2017. This represents an increase of $2,229,000, or 54%, for the year ended December 31, 2018. The increases are mainly a result of (i) increases in expenses related to Enertec’s sale, including professional expenses and bonuses paid to our Chief Executive Officer and certain consultants, (ii) options and shares granted to employees and directors and (iii) the existence of doubtful debt in the amount of $1,327,000.

Impairment of Goodwill

Micronet performed goodwill impairment tests until 2016. The goodwill impairment test is conducted in two steps. In the first step, Micronet determines the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, the Micronet would then perform the second step of the impairment test, which requires allocation of the reporting unit's fair value of all its assets and liabilities in a manner similar to acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Starting in 2017, the Micronet now determines the fair value of the reporting unit using the income approach, which utilizes a discounted cash flow model, as the Micronet believes that this approach best approximates the unit’s fair value at this time. Micronet has corroborated the fair values using the market approach. Judgments and assumptions related to revenue, gross profit, operating expenses, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. Additionally, Micronet evaluated the reasonableness of the estimated fair value of its reporting unit by reconciling its market capitalization. This reconciliation allowed the Micronet to consider market expectations in corroborating the reasonableness of the fair value of the reporting unit. Following such reconciliation, Micronet found that there was a material difference (approximately 54%) between the fair value of the reporting unit and its market capitalization as of December 31, 2017.

Micronet has one operating segment and one operating unit related to its product offerings in the MRM market. Until 2017, step one of the assessment resulted in the carrying value of the MRM reporting unit exceeding its fair value. As described in the preceding paragraphs, the second step was performed by allocating the reporting unit's fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. There were no impairments recorded until 2017.

As of December 31, 2018, Micronet market capitalization was significantly lower than the net book value of the reporting unit. In establishing the appropriate market capitalization, the Micronet looked at the date that the annual impairment test is performed (December 31, 2018). In order to calculate its market capitalization, Micronet used the price per share of NIS 0.46. Following the results of the step one test, Micronet continued to the second step, which was performed by allocating the reporting unit’s fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. Micronet determined that the carrying value of goodwill should be impaired and therefore an impairment of $1.466 million was recorded.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the year ended December 31, 2018, were $1,906,000, compared to $1,964,000 for the year ended December 31, 2017. This represents a decrease of $58,000, or 3%, for the year ended December 31, 2018. The decrease in research and development costs for the year ended December 31, 2018 is primarily a result of the change in the exchange rate of NIS to the U.S. dollar.

Loss from Operations

Our loss from operations for the year ended December 31, 2018 was $9,087,000, or 64% of revenues, compared to loss from operations of $4,669,000, or 25% of revenues, for the year ended December 31, 2017. The increase for the year ended December 31, 2018 is mainly a result of the decrease in revenues as described above.

Financial Expenses, net

Financial expenses, net for the year ended December 31, 2018 were $1,267,000, compared to expenses of $401,000 for the year ended December 31, 2017. This represents an increase of $866,000, for the year ended December 31, 2018. The increase in financial expenses for the year ended December 31, 2018 is primarily due to changes in currency exchange rates and interest for the YA loans.

Net Profit/Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the year ended December 31, 2018 was $2,217,000, compared to a net loss of $8,157,000 for the year ended December 31, 2017. This represents a decrease in net loss of $5,940,000 for the year ended December 31, 2018, as compared to the same period last year. The decrease in net loss is primarily attributable to the closing of the sale of all of Enertec’s outstanding equity to Coolisys pursuant to the terms of the Share Purchase Agreement.

Discontinued Operation

As a result of the sale of our Enertec subsidiary to Coolisys, we classified Enertec’s assets and liabilities as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. Enertec’s net loss decreased from $4,901,000 for the year ended December 31, 2017, to a net profit of $4,894,000 for the five months ended May 22, 2018. The net loss for the five months ended May 22, 2018 was partially offset by the $6,844,000 capital gain realized from such sale, resulting in a net profit of $4,894,000.

Liquidity and Capital Resources

The Company finances its operations through current revenues, loans and securities offerings. The loans are divided into bank loans and loans from YA, all as described below.

As of December 31, 2018, our total cash and cash equivalents and restricted balance was $2,174,000, as compared to $2,398,000 as of December 31, 2017. This reflects a decrease of $224,000 in cash and cash equivalents and restricted cash. The decrease in cash and cash equivalents is primarily a result of increases in expenses.

For the year ended December 31, 2018, our net cash used in operating activities was $5,315,000, as compared to $4,073,000 for the year ended December 31, 2017. The change in operating activities is primarily a result of an decrease in trade accounts receivable and inventories.

For the year ended December 31, 2018, our net cash provided by investing activities was $4,251,000, as compared to $2,860,000 for the year ended December 31, 2017. The change in investing activities is primarily a result of the sale of Enertec in 2018, offset by the sale of marketable securities in 2017.

For the year ended December 31, 2018, our net cash used in financing activities was $994,000, as compared to $2,387,000 for the year ended December 31, 2017. The change in financing activities is primarily a result of bank loan repayments, partially offset by proceeds from Micronet’s sale of shares in 2017.

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

Prior to March 29, 2018, the Company and MICT Telematics (formerly known as Enertec Electronics Ltd.) entered into a series of Note Purchase Agreements with YA, whereby YA purchased an aggregate of $3.2 million of notes from the Company.

On March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA, whereby the Company issued and sold to YA(1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3.2 million, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1.8 million, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of certain promissory notes issued by the Company to YA on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3.2 million. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1.8 million. At the closing of the transactions contemplated by the securities purchase agreement, the Company agreed to pay YA, or its designee, a commitment fee of $90,000, an extension fee of $50,000 relating to the prior extension of the secured promissory note issued on August 22, 2017, and $126,786.74 representing the accrued and unpaid interest on the Prior Notes.

Pursuant to the terms of the securities purchase agreement, the Company agreed not to create, incur or assume any new indebtedness, liens or enter into a variable rate transaction, subject to certain exceptions, until the repayment of the Series B Debenture.

Pursuant to the terms of the Series A Debentures, YA may elect to convert the required payments due thereunder into the Company’s common stock at a fixed conversion price of $2.00 per share. In addition, the Company may, at its sole discretion, convert a required payment at a conversion price equal to 98.5% of the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately preceding a conversion, provided that such price may not be less than $0.50. In addition, pursuant to a Series A Debentures, the Company agreed to pay YA $63,287 representing the remaining unpaid and accrued interest from one of the Prior Notes within 90 days.

Pursuant to the terms of the Series B Debenture, YA may elect to convert the required payments due thereunder into the Company’s common stock at a fixed conversion price of $4.00 per share. In addition, the Company may, at its sole discretion, convert a required payment at a conversion price equal to 98.5% of the lowest daily volume weighted average price during the ten consecutive trading days immediately preceding a conversion, provided that such price may not be less than $0.50.

Upon a change of control of the Company, YA may elect to convert the Series A Debentures and Series B Debenture at either the relevant fixed conversion price or the variable conversion price, at its sole discretion. Upon the occurrence of an Event of Default (as defined in the Series A Debentures and the Series B Debenture), all amounts payable may be due immediately and YA may elect to convert the Series A Debentures and the Series B Debenture at either the relevant fixed conversion price or the variable conversion price, at its sole discretion. The Series A Debentures and Series B Debenture are secured by a pledge of shares of Micronet owned by MICT Telematics.

In addition, pursuant to the terms of the securities purchase agreement, the Company agreed to issue to YA a warrant to purchase 375,000 shares of the Company’s common stock at a purchase price of $2.00 per share, a warrant to purchase 200,000 shares of the Company’s common stock at a purchase price of $3.00 per share and a warrant to purchase 112,500 shares of the Company’s common stock at a purchase price of $4.00 per share.

In conjunction with the issuance of the Series A Debentures and the Series B Debentures, a total of $273,787 in fees and expenses were deducted from the aggregate gross proceeds.

The Company evaluated whether the changes represent a troubled debt restructuring, or TDR, and concluded that it does not meet TDR requirements, and in addition, evaluated as to whether modifications to the terms of the loans were in accordance with the guidance in ASC Topic 470-50-40 “Derecognition,” and the Company concluded that the Series A and Series B Debentures are substantially different from the prior loans. Therefore, these modifications were accounted for as an extinguishment of the existing debt. As a result, the Company recorded an expense of $334.

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

On February 21, 2019 and on March 13, 2019, the Company issued to YA 250,000 shares and 996,817 shares, respectively, in consideration for the repayment of the debt in a principle amount of $1,250,000. As of the date hereof the current outstanding principle debt to YA is $1,750,000.

On December 17, 2018, the Company entered into the YA Agreement with respect to (i) the Series A Debentures and the Series B Debenture, and (ii) the warrants to purchase an aggregate of 1,187,500 shares of the Company’s common stock held by YA, with exercise prices ranging from $1.50 to $4.00 and expiration dates ranging from June 30, 2021 to March 29, 2023, or collectively, the Warrants.

Pursuant to the YA Agreement, in connection with the transactions contemplated by the Acquisition Agreement and effective upon the consummation of the acquisition, the Warrants shall be replaced by certain new warrants, or the Replacement Warrants, exercisable at $2.00 per share for a number of ordinary shares of BVI Pubco equal to the number of shares underlying the Warrants immediately prior to the effectiveness of the acquisition (subject to adjustment as described therein). YA also agreed that it would not convert the Series A Debentures and the Series B Debenture into more than one million shares of the Company’s common stock during the period between the execution of the YA Agreement and the earlier to occur of the effectiveness of the acquisition or the termination of the Acquisition Agreement.

The Company agreed to pay in cash the remaining outstanding principal amount and all accrued interest with respect to the Series A Debentures and the Series B Debenture as of the consummation of the Acquisitions, subject to any applicable redemption premiums.

On December 17, 2018, we entered into the YA Agreement with YA with respect to (i) the secured convertible debentures due October 1, 2019 held by YA, which were issued pursuant to that certain securities purchase agreement dated March 29, 2018 between YA, the Company, and Enertec Electronics Ltd., and (ii) the warrants to purchase an aggregate of 1,187,500 shares of the Company’s common stock held by YA, with exercise prices ranging from $1.50 to $4.00 and expiration dates ranging from June 30, 2021 to March 29, 2023. Pursuant to the YA Agreement, in connection with the transactions contemplated by the Acquisition Agreement and effective upon the consummation of the Acquisitions, the Warrants shall be replaced by certain new warrants, or the Replacement Warrants, exercisable at $2.00 per share for a number of ordinary shares of BVI Pubco equal to the number of shares underlying the Warrants immediately prior to the effectiveness of the Acquisitions (subject to adjustment as described therein). YA also agreed that it would not convert the Debentures into more than one million shares of the Company’s common stock during the period between the execution of the YA Agreement and the earlier to occur of the effectiveness of the Acquisitions or the termination of the Acquisition Agreement. We agreed to pay in cash the remaining outstanding principal amount and all accrued interest with respect to the Debentures as of the consummation of the Acquisitions, subject to any applicable redemption premiums.

On August 22, 2017, the Company entered into a Standby Equity Distribution Agreement, or the 2017 SEDA, with YA for the sale of up to $10 million of shares of the Company’s common stock, par value $0.001 per share, over a three-year commitment period. Under the terms of the 2017 SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA at a discount to market of 1.5%. The Company is not obligated to utilize any of the $10 million available under the 2017 SEDA and there are no minimum commitments or minimum use penalties. The total amount of funds that ultimately can be raised under the 2017 SEDA over the three-year term will depend on the market price for the Company’s common stock and the number of shares actually sold. YA is obligated under the SEDA to purchase shares of the Company’s common stock from the Company subject to certain conditions including, but not limited to the Company filing a registration statement with the United States Securities and Exchange Commission, or the SEC, to register the resale by YA of shares of common stock sold to YA under the 2017 SEDA and the SEC declaring such registration statement effective. The 2017 SEDA does not impose any restrictions on the Company’s operating activities. During the term of the 2017 SEDA, YA is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock. To date, the Company has not sold any shares under the 2017 SEDA.

In connection with the 2017 SEDA, the Company agreed to pay YA Global II SPV, LLC (as designee of YA), a commitment fee in the amount of $800,000, or the Commitment Fee, in the aggregate, which was to be paid in eight quarterly installments of $100,000, with the first installment due and payable on the fifth trading day following the execution of the 2017 SEDA. The Commitment Fee may be paid in cash or shares of the Company’s common stock. The Company paid YA $50,000 out of the first installment of the Commitment Fee. On November 19, 2017, we entered into an agreement with YA whereby the commitment fee repayment terms were amended such that (i) $200,000 of the commitment fee shall be payable as follows: $50,000 was due and payable on March 31, 2018, $50,000 was due and payable on September 30, 2018, $50,000 shall be due and payable on March 31, 2019, and $50,000 shall be due and payable on September 30, 2019, and (ii) we shall pay the remaining $600,000 as follows: $90,000 shall be paid when the aggregate advance amounts under the SEDA shall total $3,000,000, $30,000 shall be paid when the aggregate advance amounts under the SEDA shall total $4,000,000, $30,000 shall be paid when the aggregate advance amounts under the SEDA shall total $5,000,000, $150,000 shall be paid when the aggregate advance amounts under the SEDA shall total $6,000,000, $50,000 shall be paid when the aggregate advance amounts under the SEDA shall total $7,000,000, $130,000 shall be paid when the aggregate advance amounts under the SEDA shall total $8,000,000, $60,000 shall be paid when the aggregate advance amounts under the SEDA shall total $9,000,000 and $60,000 shall be paid when the aggregate advance amounts under the SEDA shall total $10,000,000.

On May 8, 2018, the Company and YA mutually agreed to terminate the 2017 SEDA. As a result of the termination of the 2017 SEDA, the Company's obligation to pay any and all of the remaining commitment fee owned under the 2017 SEDA was terminated.

On November 22, 2017, we entered into a Securities Purchase Agreement with one investor, an affiliate of YA, for the sale of 555,556 shares of the our common stock at a purchase price per share of $0.90 per share in a registered direct offering for total gross proceeds of $500,000. The shares were offered and sold by us pursuant to our shelf registration statement on Form S-3 (File No. 333-219596). The net proceeds to us from the offering, after deducting fees and expenses, were $495,000.

On February 22, 2018, we entered into a Securities Purchase Agreement with D-Beta One EQ, Ltd., an existing stockholder and an affiliate of YA, an existing lender, stockholder and warrant-holder of ours and whom we have entered into the 2017 SEDA, for the sale of 456,308 shares of our common stock at a purchase price per share of $1.05 per share in a registered direct offering for total gross proceeds of approximately $479,123. The shares were offered and sold by us pursuant to our shelf registration statement on Form S-3 (File No. 333-219596). The net proceeds to us from the offering, after deducting fees and expenses, were approximately $474,123.

On December 30, 2015, we entered into a Loan Agreement, or the Meydan Loan, with the Meydan Family Trust No. 3, or Meydan, pursuant to which Meydan agreed to loan the Company $750,000 on certain terms and conditions. The proceeds of the Meydan Loan were used by us for working capital and general corporate needs. The Meydan Loan bore interest at the rate of Libor plus 8% per annum and was due and payable in 4 equal installments beginning on July 10, 2016. The Meydan Loan was fully paid in March 2018.

On June 17, 2014, MICT Telematics entered into a loan agreement, or the Mercantile Loan Agreement, with Mercantile Discount Bank Ltd., or Mercantile Bank, pursuant to which Mercantile Bank agreed to loan the Company approximately $3,631,000 on certain terms and conditions, or the Mercantile Loan. The proceeds of the Mercantile Loan were used by the Company: (1) to refinance previous loans granted to the Company in the amount of approximately $1,333,000; (2) to complete the purchase by the Company, via Enertec, of 1.2 million shares of Micronet constituting 6.3% of the issued and outstanding shares of Micronet; and (3) for working capital and general corporate purposes.

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of approximately $581,000 bears interest of Prime plus 1.7%. The Mercantile Loan is secured mainly by (1) a negative pledge on MICT Telematics’ assets, (2) a pledge of MICT Telematics’ financial deposits which shall be equal to 25% of MICT Telematics’ outstanding credit balance, and (3) a fixed charge of Micronet shares at such value equal to at least 200% of the outstanding net balance of the Mercantile Loan. The Mercantile Loan is subject to customary covenants, terms, conditions, events of default and certain pre-payment provisions. As of December 31, 2018, the balance on the Mercantile Loan was $231,000 and the interest rates were Prime plus 2.45%. As of April 1, 2019, the Company hasn’t met the covenants of the Mercantile Loan.

Pursuant to the terms of the Mercantile Loan Agreement, the parties agreed to grant Mercantile Bank a five-year Phantom Stock Option, or the Phantom Stock Option, pursuant to which Mercantile Bank is entitled to participate in the future appreciation of the Company’s shares and receive a cash amount equal to the increase in the value of the shares underlying the Phantom Stock Option on certain terms and conditions. The Phantom Stock Option allows Mercantile Bank to theoretically exercise, on a cashless basis, options to purchase 1,144,820 shares of Micronet, or the Option Shares, and to receive a cash amount equal to the difference between approximately 4 million NIS, (representing 110% of the average market value of Micronet Option Shares during the 30 trading days prior to the date of the Mercantile Loan) and the actual market price of such Option Shares on the date of the exercise of the Phantom Stock Option. Pursuant to the Mercantile Loan Agreement, the parties further agreed that the potential gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 3 million. In the event the Mercantile Loan is repaid prior to the third anniversary of the Mercantile Loan, the gain to Mercantile Bank resulting from the Phantom Stock Option shall not exceed NIS 2 million. As of the date of the Mercantile Loan the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of December 31, 2018, the fair value of this Phantom Stock Option was less than $1.

In March 2018, Micronet entered into a credit line agreement, or the Mizrahi-Tefahot Credit Line, with Mizrahi-Tefahot Bank for borrowings of up to a total of $1,335,000 at a rate of Prime plus 1.9%. As of December 31, 2018, the balance on the Mizrahi-Tefahot Credit Line was $1,335,000. Micronet may cancel the Mizrahi-Tefahot Loan Agreement with an advance notice of 14 days. This credit arrangement was obtained to support Micronet’s working capital.

On July 10, 2018, Micronet received a loan from Mizrahi-Tefahot Bank in the amount of NIS 5 million, in accordance with a financing agreement dated March 25, 2018. The loan will bear annual interest at a rate of Prime plus 2.5%. The loan has a term of 36 months and will be repaid in twelve quarterly installments payable from October 10, 2018 to July 11, 2021. As of December 31, 2018, the balance of the loan was NIS 4,649,000 (approximately $1,240,000).

Pursuant to these borrowing arrangements, Micronet has covenanted that it will present separate financial statements reflecting: (A) annual EBITDA shall of not less than $750,000; (B) the ratio of customer debt to financial credit (credit utilized by Micronet under each agreement with Mizrahi-Tefahot Bank for the deduction of bank guarantees) shall not be less than 1:1 on the basis of a report; (C) the ratio of inventory to financial credit shall not be less than 1:1 on the basis of a semi-annual report; and (D) the tangible shareholders’ equity shall not be less than NIS 15,000,000 (or approximately $4,286,000) and not less 35% of the total balance sheet deducted on the basis of the Micronet’s semi-annual reports. As of December 31, 2018, Micronet has not met these covenants.

As of December 31, 2018, our total current assets were $7,901,000, as compared to $25,308,000 at December 31, 2017. The decrease is mainly due to the closing of the sale of all of Enertec’s outstanding equity to Coolisys pursuant to the terms of the Share Purchase Agreement and due to a decrease in trade accounts receivable.

Our trade accounts receivable at December 31, 2018 were $1,010,000 as compared to $5,183,000 at December 31, 2017. The decrease is due to the decrease in revenues, which decreased as a result of the lower revenues caused by the decrease in orders received during the year ended December 31, 2018. In addition, we expensed doubtful debt of $1,327 for the year ended December 31, 2018.

As of December 31, 2018, our working capital was - $684,000, as compared to $3,062,000 at December 31, 2017. The decrease in the working capital is primarily due to the decrease in trade accounts receivable and increase in loans.

As of December 31, 2018, our total debt (including current portion on long-term loans from others) was $5,810,000 as compared to $5,168,000 at December 31, 2017.

Our bank debt is composed of short-term loans amounting to $2,806,000 as of December 31, 2018 compared to $1,582,000 at December 31, 2017.

Our current debt includes our bank debt described above and loans from YA:

●	Our bank debt is composed of short-term loans to MICT Telematics and Micronet amounting to $2,806,000 as of December 31, 2018 compared to $1,582,000 at December 31, 2017. The short-term loans bear interest rates between Israeli prime (currently 1.75%) plus 2.45% to 2.5%. The long-term loans have maturity dates between July 2019 and July 2021 and bear interest rates Israeli Prime plus 2.5%.

●	MICT Telematics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. MICT Telematics had not met all of its bank covenants as of December 31, 2018 and as a result, a portion of amounts owed by us under this bank loan were accelerated to the bank prior to their maturity date.

●

As described above, on March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA, whereby the Company issued and sold to YA (1) the Series A Convertible Debentures in the aggregate principal aggregate amount of $3.2 million and (2) the Series B Convertible Debenture in the principal aggregate amount of $1.8 million. As of December 31, 2018, we paid $2,000,000 of the loan and as of April 1, 2019, we have paid $3,250,000 of the loan.

Financing Needs

We will be required to support our operational financial needs which include among other our general and administrations costs (such as for our various consultants in regulatory, tax, legal, accounting and other areas of business) and our financing costs related to the loans and funding instruments assumed by us. We may also be required, among other activities, to support Micronet’s growing MRM manufacturing and financing needs, continue the development and testing of Micronet's suite of products and systems, increase management, marketing and administration infrastructure, and embark on developing in-house business capabilities and facilities. Such liquidity and capital funding requirements will depend on numerous factors, including but not limited to (1) the levels and costs of research and development initiatives, (2) the cost of hiring, training and certifying additional highly skilled professionals (mainly engineers and technicians), and maintaining our management including sales and marketing personnel to promote products, and (3) the cost and timing of the expansion of development, manufacturing and marketing efforts.

During the year ended December 31, 2018, we paid a portion of our outstanding bank loans and the entire outstanding debt owed to Meydan, in the aggregate amount of $1,640,000 of principal and accrued interest then owed. We further repaid part of the debt owed to YA in the amount of $2,000,000, using the proceeds we received as a result of the sale of Enertec and the conversion of part of the debt by YA into equity for the issuance of shares of our common stock in consideration thereof.

The Company filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process, which was declared effective on July 31, 2017. Under this shelf registration process, we may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30,000,000, pursuant to which we have sold approximately $1,000,000 of our securities to date.

On March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA, whereby the Company issued and sold to YA (1) the Series A Convertible Debentures in the principal aggregate amount of $3,200,000 and (2) the Series B Convertible Debenture in the principal aggregate amount of $1,800,000.

Based on our current business plan and existing loans, we anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for the next twelve months. However, we believe that we may need to raise additional funds if we want to materially decrease our dependence on our existing cash and other liquidity resources. Currently, the only external sources of liquidity are our banks and the YA loans, and we may seek additional financing from them or through securities offerings. We intend to use such funds, if any, in order to sustain our operations and refinance our various debts. However, we may also undertake additional debt or conduct equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Further, there is no assurance that we will be able to borrow additional funds on favorable terms or at all.

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

Long-Lived Assets and Intangible assets.

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of December 31, 2017, no indicators of impairment have been identified. As of December 31, 2018 all intangible assets were fully amortized.

Goodwill.

Micronet performed goodwill impairment tests until 2016. The goodwill impairment test is conducted in two steps. In the first step, Micronet determines the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, the Micronet would then perform the second step of the impairment test, which requires allocation of the reporting unit's fair value of all its assets and liabilities in a manner similar to acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Starting in 2017, the Micronet now determines the fair value of the reporting unit using the income approach, which utilizes a discounted cash flow model, as the Micronet believes that this approach best approximates the unit’s fair value at this time. Micronet has corroborated the fair values using the market approach. Judgments and assumptions related to revenue, gross profit, operating expenses, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. Additionally, Micronet evaluated the reasonableness of the estimated fair value of its reporting unit by reconciling its market capitalization. This reconciliation allowed the Micronet to consider market expectations in corroborating the reasonableness of the fair value of the reporting unit. Following such reconciliation, Micronet found that there was a material difference (approximately 54%) between the fair value of the reporting unit and its market capitalization as of December 31, 2017.

Micronet has one operating segment and one operating unit related to its product offerings in the MRM market. Until 2017, step one of the assessment resulted in the carrying value of the MRM reporting unit exceeding its fair value. As described in the preceding paragraphs, the second step was performed by allocating the reporting unit's fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. There were no impairments recorded until 2017.

As of December 31, 2018, Micronet market capitalization was significantly lower than the net book value of the reporting unit. In establishing the appropriate market capitalization, the Micronet looked at the date that the annual impairment test is performed (December 31, 2018). In order to calculate its market capitalization, Micronet used the price per share of NIS 0.46. Following the results of the step one test, Micronet continued to the second step, which was performed by allocating the reporting unit’s fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. Micronet determined that the carrying value of goodwill should be impaired and therefore an impairment of $1.466 million was recorded.

Revenue recognition.

Sales of products consist of revenue from the sale of MRM products. The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products are transferred to its customers. There is limited judgement needed in identifying the point control passes: once physical delivery of the products to the agreed location has occurred, the company no longer has physical possession, the company usually will have a present right to payment and retains none of the significant risks and rewards of the goods in question For most of the Company’s products sales, control transfers when products are shipped.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Controller (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2018. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, at December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
David Lucatz	62	Chairman of the Board, Chief Executive Officer and President
Moran Amran	38	Principal Financial Officer
Chezy (Yehezkel) Ofir(1)(2)(3)	67	Director
Jeffrey P. Bialos (1)(2)(3)	63	Director
Miki Balin(1)(2)(3)	48	Director

(1)	A member of the Audit Committee.

(2)	A member of the Compensation Committee.

(3)	A member of the Corporate Governance/Nominating Committee.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

David Lucatz. Mr. Lucatz was elected to our Board and appointed as our President and Chief Executive Officer in May 2010 and as a director of Micronet Ltd., our 39.5% owned subsidiary. From May 2010 until the closing of the sale of Enertec Systems 2001 Ltd., Mr. Lucatz served as the President of Enertec Systems 2001 Ltd., previously our wholly-owned subsidiary. Since 2006, he has been the Chairman of the Board, President and Chief Executive Officer of DL Capital Ltd., a boutique investment holding company based in Israel specializing in investment banking, deal structuring, business development and public/private fund raising with a strong focus in the defense and homeland security markets. From 2001 until 2006, he was part of the controlling shareholder group and served as a Deputy President and Chief Financial Officer of I.T.L. Optronics Ltd., a publicly-traded company listed on the TASE engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries. From 1998 to 2001, he was the Chief Executive Officer of Talipalast, a leading manufacturer of plastic products. Previously, Mr. Lucatz was an executive vice president of Securitas, a public finance investments group. Mr. Lucatz holds a B.Sc. in Agriculture Economics and Management from the Hebrew University of Jerusalem and a M.Sc. in Industrial and Systems Engineering from Ohio State University.

We believe that Mr. Lucatz’s experience over the last 25 years in management, operations, finance and business development in corporate turnaround, roll-up and M&A situations, as well as his experience in the electronics defense and homeland security sectors, make him suitable to serve as a director of the Company.

Moran Amran. Mrs. Amran has been the Company’s Controller since 2011 and in January 2019 was appointed to serve as the Company’s principal financial officer. From 2010 until 2011, she served as Financial Controller of the Global Consortium on Security Transformation, a global homeland security organization. From 2006 until 2007, she served as an assistant accountant for Agan Chemicals Ltd. Mrs. Amran holds a B.A. in Accounting and Business Management from The College of Management Academic Studies in Rishon LeZion, Israel, obtained an MBA from The Ono Academic College in Kiryat Ono, Israel and is a certified public accountant in Israel.

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

Jeffrey P. Bialos. Mr. Bialos has served on our Board since April 2013. Mr. Bialos has over 30 years of experience in a broad range of domestic and international legal, governmental and public policy positions. He served as Deputy Under Secretary of Defense for Industrial Affairs from January 1999 through December 2001 and in senior positions at the State and Commerce Department during the Clinton Administration and served on Defense Science Board task forces from June 1996 through June 1997. He also was appointed to the Secure Virginia Panel, Virginia’s homeland security board, by two Virginia Governors. Mr. Bialos also spent considerable time in private legal practice in Washington, D.C. with two large national law firms (currently, Sutherland, Asbill & Brennan LLP where he has been a partner since 2002 and, previously, Weil, Gotshal & Manges from January 1990 through June 1996). He has represented a wide range of domestic and foreign firms (including large multinational corporations and leading defense and aerospace firms), foreign governments, development institutions such as the European Bank for Reconstruction and Development and the International Finance Corporation, private equity funds, public-private partnerships and other entities, in a diverse range of corporate and commercial, adjudicatory, regulatory, policy and interdisciplinary matters. He has considerable experience in Europe, the Middle East and Asia. Mr. Bialos holds a J.D. from the University of Chicago Law School, a M.P.P. from the Kennedy School of Government at Harvard University and an A.B. from Cornell University. He is a member of the New York Council on Foreign Relations.

We believe that Mr. Bialos’ broad and intimate familiarity with the aerospace, defense, information technology, space and homeland security industries and the depth and breadth of his professional experience as a practicing lawyer and former government official, make him suitable to serve as a director of the Company.

Miki Balin. Mr. Balin has served on our Board since April 2013. Mr. Balin has been the Chief Executive Officer and founder of Targetingedge Ltd., a subsidiary of TLVmedia Ltd. since 2013. Prior to Targetingedge he founded WinBuyer in 2006 and Conversion Methods in 2004, which developed products for e-retailers. Mr. Balin has devoted much of his career to managing marketing-related ventures. Prior to establishing Conversion Methods and WinBuyer, he founded Balin, Adatto & Cohen, a leading healthcare consulting and advertising firm in Israel. He also managed a family-owned food distribution company, and served as general manager of the Rina Shinfeld Ballet Theatre, where he still serves as a director. In 2011, WinBuyer was awarded the “Best Product at eCommerce Expo” for its product Winbuyer 2.0.

We believe that Mr. Balin’s experience as a business and marketing executive make him suitable to serve as a director of the Company.

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

Audit Committee

The members of our Audit Committee are Professor Ofir, Mr. Bialos and Mr. Balin. Professor Ofir is the Chairman of the Audit Committee, and our board of directors has determined that Professor Ofir is an “Audit Committee financial expert” and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.mict-inc.com. The primary responsibilities of our Audit Committee include:

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

Compensation Committee

The members of our Compensation Committee are Professor Ofir, Mr. Bialos and Mr. Balin. Professor Ofir is the Chairman of the Compensation Committee and our board of directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.mict-inc.com. The primary responsibilities of our Compensation Committee include:

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

The Compensation Committee meets, as often as it deems necessary, without the presence of any executive officer whose compensation it is then approving. Neither the Compensation Committee nor the Company engaged or received advice from any compensation consultant during 2018.

Corporate Governance/Nominating Committee

The members of our Corporate Governance/Nominating Committee are Professor Ofir, Mr. Bialos and Mr. Balin. Professor Ofir is the Chairman of the Corporate Governance/Nominating Committee and our board of directors has determined that all of the members of the Corporate Governance/Nominating Committee are “independent” as defined by Nasdaq rules and regulations. The Corporate Governance/Nominating Committee operates under a written charter that is posted on our website at www.mict-inc.com. The primary responsibilities of our Corporate governance and Nominating Committee include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, except for (i) the Form 4 filed by Mikhael Balin on June 11, 2018, (ii) the Form 3 filed by BNN Technology PLC filed on July 2, 2018, (iii) the Form 4 filed by Mikhael Balin on September 13, 2018, (iv) the Form 4 filed by Jeffrey Bialos on September 13, 2018 and (v) the Form 4 filed by Ofir Yehezkel on September 13, 2018, we believe that during fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. The Code of Business Conduct and Ethics is available on our website at www.mict-inc.com and we will provide, at no charge, persons with a written copy upon written request made to us.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address specified above.

Item 11.	Executive Compensation

The following information is furnished for the years ended December 31, 2018 and December 31, 2017 for the individuals listed on the table below, who we refer to as our named executive officers.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	All Other Compensation (4)	Total
David Lucatz (5)	2018	$393,305	300,000	217,641	5,438	916,384
Chief Executive Officer and President	2017	$325,226	-	0	5,278	330,504

Tali Dinar	2018	$220,912		39,254	22,139	282,305
Chief Financial Officer (6)	2017	$167,965		12,438	25,467	205,870

(1)	Salary paid partly in NIS and partly in U.S. dollars. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2018 and 2017, respectively.

(2)	Represents discretionary bonus in connection with the performance and achievements of MICT.

(3)	The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting Standards Codification, or ASC, Topic 718. Assumptions used in the calculations for these amounts are included in Note 13 to the consolidated financial statements for the year ended December 31, 2018 included elsewhere in this Annual Report.

(4)	Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross-up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan. In addition, Ms. Dinar was entitled to receive director compensation from Micronet as a member of the board of directors of Micronet, pursuant to the Israeli Companies Law regulations (compensation and expenses reimbursement for independent directors). Mrs. Dinar’s compensation and expenses reimbursement for serving as a director of Micronet amounted to a total of $7,570 and $12,000 for the periods ended December 31, 2018 and 2017, respectively. On August 13, 2018, Mrs. Tali Dinar, MICT’s Chief Financial Officer, and MICT jointly agreed to terminate her employment. Mrs. Dinar then continued to provide her services to MICT as required under Israeli law/her engagement agreement until January 13, 2019. Mrs. Dinar’s employment termination was not as a result of any disagreement or dispute with MICT but rather as a result of the current needs of MICT as a result from the sale of Enertec.

(5)	Pursuant to an agreements between the Micronet and entities controlled by Mr. Lucatz, through July 6, 2017, Mr. Lucatz was entitled to receive management fees of NIS 65,000 (approximately $18,172) on a monthly basis, or the Micronet Management Fees, and cover other monthly expenses, or the Micronet Agreement. Effective July 6, 2017, the Micronet Management Fees were reduced to NIS 23,000 and as of October 31, 2018, the Micronet Management Fees were reduced to zero.

On November 26, 2012, DLC entered into a 36-month management and consulting services agreement with MICT, effective November 1, 2012, which provided that MICT (via any of its directly or indirectly fully owned subsidiaries) will pay the entities controlled by Mr. Lucatz: (1) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (2) an annual bonus of 3% of the amount by which the annual earnings before interest, tax, depreciation and amortization, or EBITDA, for such year exceeds the average annual EBITDA for 2011 and 2010, and (3) a one-time bonus of 0.5% of the purchase price of any acquisition or capital or debt raising transaction, excluding only a specified 2013 public equity offering, completed by us during the term of the agreement. According to the agreement, the management and consulting services agreement between DLC and MICT automatically renewed for a successive one-year term on the same terms and conditions. On June 6, 2018, the Compensation Committee of MICT approved maintaining Mr. Lucatz’s annual base salary of $400,000.

In addition, on June 6, 2018, the Compensation Committee of MICT approved a discretionary cash bonus to Mr. Lucatz, MICT’s Chief Executive Officer, in the aggregate amount of $300,000 as well the issuance of a stock option to purchase 300,000 shares of MICT’s common stock, with an exercise price of $1.32 per share, with 100,000 shares of common stock vesting immediately and 100,000 shares of common stock vesting on each of the first two anniversaries of the date of grant. The bonus and option were granted to Mr. Lucatz in light of his contributions to MICT’s successful sale of its then wholly owned subsidiary, Enertec Systems 2001 Ltd.

(6) Ms. Dinar resigned as MICT’s Chief Financial Officer effective as of January 13, 2019.

Employment Agreements

None of our employees is subject to a collective bargaining agreement.

Outstanding Equity Awards

During 2018, 723,000 options were issued to our directors, officers and employees under our 2012 Incentive Plan and 82,500 shares were issued to our directors, officers and employees under our 2014 Incentive Plan. The following table presents the outstanding equity awards held as of December 31, 2018, by our named executive officers:

	Option Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date
David Lucatz	250,000	-	4.30	11/11/2024
	250,000	-	1.32	06/06/2028
	100,000	200,000	1.32	06/06/2028
Tali Dinar	80,000	-	4.30	11/11/2024
	80,000	-	1.32	06/06/2028

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2018:

Name(1)	Fees Earned or paid in cash ($) (4)	Option Awards ($)(2)(3)	Stock Awards ($) (5)	All Other Compensation ($)	Total ($)
Chezy (Yehezkel) Ofir	$12,200	$13,114	$36,800	-	$62,114
Jeffrey P. Bialos	$12,200	$13,114	$36,800	-	$62,114
Miki Balin	$12,200	$13,114	$36,800	-	$62,114

(1)	Mr. Lucatz, who serves as our Chairman, Chief Executive Officer and President, is not included in this table because he receives no compensation for his services as a director. The compensation received by Mr. Lucatz is as shown above in the Summary Compensation Table.

(2)	The fair value recognized for such option awards was determined as of the grant date in accordance with ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 13 to our consolidated financial statements for the year ended December 31, 2018 included elsewhere in this Annual Report.

(3)	As of December 31, 2018, each of the directors listed in the table above held options to purchase 35,000 shares, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on November 11, 2014, each exercisable at an exercise price of $4.30 per share. Such options vested within three years following the date of grant. In addition, options to purchase 10,000 shares were granted to each director listed above on June 6, 2018 at an exercise price of $1.32 per share and options to purchase 15,000 shares were granted to each director listed above on August 13, 2018 at an exercise price of $1.4776 per share. All of the options have vested. As of December 31, 2018, each of the directors listed in this table held options to purchase 105,000 shares of MICT common stock.

(4)	For the year ended December 31, 2018, we paid an aggregate amount of $36,600 to our directors as compensation for serving on our board of directors. Independent directors received $12,000 plus applicable taxes for the year of service as a director of the Company. Independent directors receive $200 (or $100 if the director participates via telephone or video conference) for each meeting in excess of three meetings in any month.

(5)	Each non-employee director was granted 25,000 shares of MICT common stock on June 6, 2018.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 27, 2019, with respect to the beneficial ownership of the outstanding common stock held by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) our current directors; (3) each of our named executive officers; and (4) our executive officers and current director as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address for each of the below persons is c/o MICT, Inc., 20 Galali Haplada St., Herzelya Israel.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholders
D.L. Capital Ltd.(2)	1,234,200	11.5%
BNN Technology PLC(3)	1,363,000	12.7%
UTA Capital LLC(4)	726,746	6.8%
Meydan(5)	600,000	5.6%
Directors and Named Executive Officers
David Lucatz(2)(6)	1,834,200	14.1%
Tali Dinar(7)	172,500	1.33%
Chezy (Yehezkel) Ofir(8)	60,000	0.46%
Jeffrey P. Bialos(9)	157,424	1.2%
Miki Balin(10)	60,000	0.467%
Directors and executive officers as a group (6 persons) (11)	2,284,124	17.55%

(1)	Applicable percentage ownership is based on 13,018,732 shares of Common Stock outstanding as of March 27, 2019, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 27, 2019 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Mr. Lucatz, by virtue of being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the board of directors of DLC, may be deemed to beneficially own the 1,234,200 shares of our Common Stock held by DLC.

(3)	According to information contained in Schedule 13D filed on July 2, 2018 with the SEC.

(4)	According to information contained in Schedule 13G/A filed jointly on February 18, 2014 with the SEC and a Form 4 filed jointly on November 12, 2014 with the SEC by (1) UTA Capital LLC; (2) the members or beneficial owners of membership interests in UTA, which include (a) YZT Management LLC, a New Jersey limited liability company and the managing member of UTA, and (b) Alleghany Capital Corporation, a Delaware corporation and a member of UTA; (3) Alleghany Corporation, a publicly-traded Delaware corporation of which Alleghany Capital Corporation is a wholly-owned subsidiary; and (iv) Udi Toledano, the managing member of YZT Management LLC. Based on those filings and information subsequently available to us, as of March 31, 2017, UTA held sole voting and dispositive power with respect to such shares. YZT Management LLC, Alleghany Capital Corporation, Alleghany Corporation, and Udi Toledano have shared voting and dispositive power with respect to such shares by virtue of their relationships with UTA. UTA’s principal business address is 100 Executive Drive, Suite 330, West Orange, New Jersey.

(5)	According to information contained in a Schedule 13G/A filed on May 9, 2013 with the SEC. Based on this filing and information subsequently available to us, as of April 14, 2016, Meydan held sole voting and dispositive power with respect to such shares. Meydan’s principal business address is 38A Lansell Road, Toorak, Australia VIC 3142.

(6)	Includes 600,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Lucatz.

(7)	Includes 160,000 shares of common stock issuable upon the exercise of stock options owned by Mrs. Dinar.

(8)	Includes 35,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Ofir.

(9)	Includes 35,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Bialos.

(10)	Includes 35,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Balin.

(11)	Includes 865,000 shares of common stock issuable upon the exercise of stock options beneficially owned by the referenced persons.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the options granted under the 2012 Stock Incentive Plan and 2014 Stock Incentive Plan as of December 31, 2018. The shares covered by outstanding options are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,297,000	$2.33	3,703,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,297,000	$2.33	3,703,000

Pursuant to our 2012 Stock Incentive Plan, as amended, our board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 5,000,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

Pursuant to our 2014 Stock Incentive Plan, our board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers in an amount up to a total of 600,000 shares of common stock.

As of December 31, 2018, 396,775 stock options remain available for future awards under the 2014 Stock Incentive Plan. As of December 31, 2018, 3,703,000 stock options remain available for future awards under the 2012 Stock Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

MICT’s policy is to enter into transactions with related parties on terms that are on the whole no less favorable to it than those that would be available from unaffiliated parties at arm’s length. Based on its experience in the business sectors in which it operates and the terms of the transactions with unaffiliated third parties, MICT believes that all of the transactions described below met this policy standard at the time they occurred.

On November 7, 2012, the board of directors and the audit committee of Micronet approved the entry into the Micronet Agreement which is a management and consulting services agreement with DLC, an entity controlled by Mr. Lucatz, MICT’s Chief Executive Officer and significant shareholder, pursuant to which effective November 1, 2012, Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the Micronet Management Fees to the entities controlled by Mr. Lucatz, and cover other monthly expenses. Such agreement was further subject to the approval of Micronet’s stockholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. The Micronet Agreement was extended on November 1, 2015 for three years on the same terms and conditions and was approved by Micronet’s board of directors on October 11, 2015 and Micronet’s shareholders on November 16, 2015. Effective July 6, 2017, DLC has consented to reduce the Micronet Management Fees to NIS 23,000 and by its further consent, as of October 31, 2018 management and consulting services are rendered for no consideration.

On November 26, 2012, DLC entered into a management and consulting services agreement with MICT, effective November 1, 2012, which provides that MICT would pay the entities controlled by Mr. Lucatz: (i) management fees of $13,333 on a monthly basis, and cover other monthly expenses, (ii) an annual bonus of 3% of the amount by which the annual EBITDA for such year exceeds the average annual EBITDA for 2011 and 2010, and (iii) a bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding the public offering contemplated at such time, completed by us during the term of the agreement.

On June 6, 2018, the Compensation Committee of MICT approved maintaining Mr. Lucatz’s annual base salary of $400,000. In addition, on June 6, 2018, the Compensation Committee of MICT approved a discretionary cash bonus to Mr. Lucatz, MICT’s Chief Executive Officer, in the aggregate amount of $300,000 as well the issuance of a stock option to purchase 300,000 shares of MICT’s common stock, with an exercise price of $1.32 per share, with 100,000 shares of common stock vesting immediately and 100,000 shares of common stock vesting on each of the first two anniversaries of the date of grant. The bonus and option were granted to Mr. Lucatz in light of his contributions to MICT’s successful sale of its then wholly owned subsidiary, Enertec Systems 2001 Ltd.

On December 30, 2015, MICT entered into the Meydan Loan pursuant to which Meydan agreed to loan MICT $750,000 on certain terms and conditions. As of December 31, 2017, the balance of the loan was $326,000. The Meydan Loan was fully paid in March 2018.

On November 19, 2018, the Company and DLC, a company owned by our President and Chief Executive Officer, each provided, separately and jointly, to Micronet, a commitment to provide Micronet with an aggregate amount of $400,000, subject to the Company being the sole investor in a transaction between the Company and Micronet, of a minimum investment of $250,000, whereby DLC would provide up to an additional $150,000. As of December 15, 2018, this commitment is no longer in effect.

On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, participated in Micronet’s public equity offering on the TASE. Mr. Lucatz purchased 1,980 units, with each unit consisting of 1,000 ordinary shares of Micronet and options to purchase 400 ordinary shares of Micronet, at a price per unit of NIS 435 (approximately $123), for an aggregate investment of NIS 435,000 (approximately $123,000) by Mr. Lucatz. As a result of this offering, the Company’s ownership and voting interests in Micronet were each diluted.

Subject to, and upon closing of, the Acquisitions, MICT will issue to its directors/officers the following awards (i) to each of MICT’s Board members, 300,000 options to purchase MICT Common Stock (1,200,000 options in the aggregate) with an exercise price equal to the purchase price per share of Merger Sub stock which shall be granted as success bonuses under MICT’s existing 2012 and 2014 Stock Incentive Plans or under the Merger Sub equity plan (including the Merger Sub Israeli sub-plan) and which shall be, converted into MICT Replacement Options (as described in Section 2.6(b) of the Acquisition Agreement) and which, for the, avoidance of doubt, and notwithstanding the termination of the employment or directorship of the, option holder, shall expire on the 15 month anniversary of the closing date); and (ii) up to an additional, 300,000 restricted shares of MICT common stock, to be issued to officers and service providers of MICT and to Mr. Jeffrey P. Bialos, a director of MICT, who shall be entitled to 80,000 restricted shares as consideration for certain special efforts and services in actively participating in negotiations for the Acquisition Agreement and the transactions contemplated thereby.

Except as described above, no director, executive officer, principal stockholder holding at least 5% of MICT common stock, or any family member thereof, had or will have any material interest, direct or indirect, in any transaction, or proposed transaction, during 2018 in which the amount involved in the transaction exceeded or exceeds $120,000 or one percent of the average of the total assets of MICT at the year-end for the last two completed fiscal years.

Item 14.	Principal Accounting Fees and Services.

The fees billed by BDO Ziv Haft, our independent registered public accounting firm, for professional services provided to the Company for each of the last two fiscal years were as follows:

	Year ended on December 31,	Year ended on December 31,
	2018	2017

Audit Fees	$91,628	$86,500

Audit-Related Fees	$-	$-

Tax Fees	$-	$18,000

All Other Fees	21,552	-
Total Fees	$113,180	$104,500

Audit Fees

Audit fees are for audit services for each of the years shown in this table, review of our quarterly financial results submitted on Form 10-Q, and performance of local statutory audits.

Tax Fees

Tax fees in 2018 were for professional services rendered by our auditors for tax advice on actual or contemplated transactions, audit of tax return and IIA incentives.

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

2.  Financial Statement Schedules:

None.

3.  Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report:

Number	Description of Exhibits
2.1	Share Purchase Agreement, dated December 31, 2018 among Micronet Enertec Technologies Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2018)

2.2	Acquisition Agreement, dated as of December 18, 2018, by and among the parties named therein. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018)

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2018)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

4.1	Common Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2016)

4.2	Common Stock Purchase Warrant dated October 28, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016)

4.3	Amendment to Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016)

4.4	Common Stock Purchase Warrant dated December 22, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2016)

4.5	Form of Series A Convertible Debenture (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

4.6	Form of Series B Convertible Debenture (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

4.7	Form of Warrant issued to YA II on March 29, 2018 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

Number	Description of Exhibits
4.8	Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018)

10.1	Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) +

10.2	First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2012) +

10.3	Management and Consulting Services Agreement, dated November 26, 2012, between D.L. Capital Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.4	Management and Consulting Services Agreement, dated February 8, 2013, between Micronet Ltd. and D.L. Consulting Group (1998) Ltd. (English Translation) (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.5	Amended and Restated 2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A (File No. 001-35850) filed with the Securities and Exchange Commission on November 8, 2018) +

10.6	2014 Stock Incentive Plan (Incorporated by reference to Exhibit “C” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014) +

10.7	Amendment to 2014 Stock Incentive Plan (Incorporated by reference to Exhibit “A” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on November 8, 2018) +

10.8	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014

10.9	Special Personal Employment Agreement, dated November 7, 2012, between Micronet Ltd. and Tali Dinar (English Translation) (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013) +

10.10	Personal Employment Agreement, dated October 1, 2011, between Tali Dinar and MICT Telematics Ltd. (English Translation) (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

10.11	Summary of material terms of a December 17, 2012 bank loan to MICT Telematics Ltd. (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

Number	Description of Exhibits
10.12	Termination of SEDA, dated May 8, 2018, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018)

10.13	Securities Purchase Agreement, dated November 24, 2017 by and between MICT, Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2017)

10.14	Consulting Agreement, among MICT, Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2018)

10.15	Securities Purchase Agreement, dated February 22, 2018 by and between MICT, Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2018)

10.16	Securities Purchase Agreement, dated March 29, 2018 by and between MICT, Inc. and YA II PN, LTD (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

10.17	Form of Voting Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018)

10.18	Debenture Amendment Letter Agreement, dated May 8, 2018, by and among Micronet Enertec Technologies, Inc., Enertec Electronics Ltd. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018)

10.19	Warrant Amendment Agreement, dated May 8, 2018, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018)

10.20	Amendment to Warrants and Debentures, dated as of December 17, 2018, by and among MICT, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018)

10.21*	Letter Agreement by and between MICT, Inc. and Micronet Ltd. relating to financial backing, dated November 19, 2018

21.1*	List of Subsidiaries

23.1*	Consent of Ziv Haft, BDO member firm

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for Years Ended December 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan or arrangement.

Item 16.	10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICT, INC.

Date: April 1, 2019	By:	/s/ David Lucatz
	Name:	David Lucatz
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer,	April 1, 2019
David Lucatz	(Principal Executive Officer)

/s/ Moran Amran	Controller	April 1, 2019
Moran Amran	(Principal Financial and Accounting Officer)

/s/ Jeffrey P. Bialos	Director	April 1, 2019
Jeffrey P. Bialos

/s/ Miki Balin	Director	April 1, 2019
Miki Balin

/s/ Chezy (Yehezkel) Ofir	Director	April 1, 2019
Chezy (Yehezkel) Ofir

MICT, INC.

2018 CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of MICT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MICT, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Tel Aviv, Israel

March 31, 2019

/s/ Ziv Haft
Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

MICT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,174	$2,114
Restricted cash	-	284
Trade accounts receivable, net	1,010	5,183
Inventories	4,345	4,979
Other accounts receivable	339	1,092
Held for sale assets	-	11,656
Total current assets	7,868	25,308

Property and equipment, net	661	910
Intangible assets, net and others	434	1,494
Deferred tax assets	-	542
Long-term deposit and prepaid expenses	703	12
Restricted cash escrow	477	-
Goodwill	-	1,466
Total long-term assets	2,275	4,424

Total assets	$10,143	$29,732

MICT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2018	December 31, 2017
LIABILITIES AND EQUITY

Short-term bank credit and current portion of long-term bank loans	$2,806	$1,582
Short-term credit from others and current portion of long-term loans from others	3,004	2,207
Trade accounts payable	1,531	3,973
Other accounts payable	1,211	3,146
Held for sale liabilities	-	11,338
Total current liabilities	8,552	22,246

Long-term loans from banks	-	-
Long-term loan from others	-	1,379
Long-term escrow	477	-
Accrued severance pay, net	110	133
Total long-term liabilities	587	1,512

Stockholders’ Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 25,000,000 shares authorized, 9,342,115 and 8,645,656 shares issued and outstanding as of December 31, 2018 and 2017, respectively	9	8
Additional paid in capital	11,905	10,881
Accumulated other comprehensive income (loss)	(117)	(363)
Accumulated loss	(12,757)	(10,147)
MICT stockholders’ equity	(960)	379

Non-controlling interests	1,964	5,595

Total equity	1,004	5,974

Total Liabilities and equity	$10,143	$29,732

MICT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Loss Per Share data)

	Year ended December 31,
	2018	2017

Revenues	$14,162	$18,366
Cost of revenues	10,652	14,094
Gross profit	3,510	4,272
Operating expenses:
Research and development	1,906	1,964
Selling and marketing	1,582	1,883
General and administrative	6,345	4,116
Impairment of goodwill	1,466	-
Amortization of intangible assets	1,298	978
Total operating expenses	12,597	8,941
Loss from operations	(9,087)	(4,669)

Finance expense, net	1,267	401
Loss before provision for income taxes	(10,354)	(5,070)
Taxes on income (benefit)	606	(10)
Net loss from continued operation	(10,960)	(5,060)
Net income (loss) from discontinued operation	4,894	(4,901)
Total Net Loss	(6,066)	(9,961)
Net loss attributable to non-controlling interests	3,456	1,804
Net loss attributable to MICT	$(2,610)	$(8,157)
Loss per share attributable to MICT:
Basic and diluted loss per share from continued operation	$(0.81)	$(0.45)
Basic and diluted income (loss) per share from discontinued operation	$0.53	$(0.69)
Weighted average common shares outstanding:
Basic and diluted	9,166,443	7,128,655

MICT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year ended December 31,
	2018	2017
Net loss	$(6,066)	$(9,961)
Other comprehensive Income (loss), net of tax:
Currency translation adjustment	(135)	218

Total comprehensive loss	(6,201)	(9,743)

Comprehensive loss attributable to the non-controlling interests	(3,631)	(1,062)

Comprehensive loss attributable to MICT	$(2,570)	$(8,681)

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2016	6,385,092	6	8,748	(1,990)	11	4,183	10,958
Shares issued to service provider	32,250	-	36	-	-	-	36
Stock based compensation	-	-	25	-	-	-	25
Issuance of warrants	-	-	103	-	-	-	103
Comprehensive loss	-	-	-	(8,157)	(374)	(1,212)	(9,743)
Issuance of shares in Micronet subsidiary	-	-	-	-	-	2,474	2,474
Stock based compensation in subsidiary		-	(150)	-	-	150	-
Issuance of shares, net	2,228,314	2	2,119	-	-	-	2,121
Balance, December 31, 2017	8,645,656	8	10,881	(10,147)	(363)	5,595	5,974
Shares issued to service providers and employees	123,500	-	170	-	-	-	170
Stock based compensation	-	-	377	-	-	-	377
Issuance of warrants	-	-	74	-	-	-	74
Comprehensive loss	-	-	-	(2,610)	246	(3,837)	(6,201)
Stock based compensation in subsidiary	-	-	(206)	-	-	206	0
Issuance of shares, net	572,959	1	609	-	-	-	610
Balance, December 31, 2018	9,342,115	9	11,905	(12,757)	(117)	1,964	1,004

MICT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operation	$(4,116)	$(5,060)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital gain from disposal	(6,844)	-
Depreciation and amortization	1,418	1,322
Goodwill impairment	1,466	-
Gain from property and equipment, net	72	-
Marketable securities	-	(71)
Change in fair value of derivatives, net	(11)	7
Change in deferred taxes, net	522	(7)
Extinguishment of loan costs and commissions	334	-
Accrued interest and exchange rate differences on bank loans	26	271
Accrued interest and exchange rate differences on loans from others	664	(251)
Stock based compensation and shares issued to service providers	548	213

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	4,049	(2,474)
Decrease (increase) in inventories	534	(1,040)
Increase (decrease) in accrued severance pay, net	(14)	75
Decrease (increase) in other accounts receivable and long term other receivables	32	(737)
Increase (decrease) in trade accounts payable	(2,234)	1,740
Increase (decrease) in other accounts payable	(1,761)	1,939
Net cash used in operating activities	$(5,315)	$(4,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Consideration from disposal of discontinued operation	4,295	-
Purchase of property and equipment	(44)	(189)
Sale of marketable securities	-	3,049
Net cash provided by investing activities	$4,251	$2,860

CASH FLOWS FROM FINANCING ACTIVITIES:
Extinguishment of loan costs	(334)	-
Short term bank loans	1,399	(3,561)
Receipt of loans from others, net	4,826	1,950
Repayment of loans from others	(5,450)	(700)
Issuance of shares by subsidiary, net	-	2,474
Issuance of warrants	74	103
Issuance of shares, net	479	2,121
Net cash provided by financing activities	$994	$2,387

NET CASH DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(70)	1,174

Cash, Cash Equivalents and restricted cash at the beginning of the period	2,398	1,133
TRANSLATION ADJUSTMENT OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(154)	(91)
Cash, Cash Equivalents and restricted cash at end of the period	$2,174	$2,398

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$841	$172
Taxes	$46	$24

APPENDIX B –NON-CASH ACTIVITIES:

	Year ended December 31, 2018	Year ended December 31, 2017
Conversion into shares of YA convertible loan	130	-

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT Inc ("the Company") were formed as a Delaware corporation on January 31, 2002. On March 14, 2013, the Company changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary Enertec Systems Ltd., the Company changed the Company name from Micronet Enertec Technologies, Inc. to MICT, Inc. Our shares have been listed for trade on the Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

The Company operates primarily through an Israel-based subsidiary, Micronet Ltd., or Micronet, in which the Comapny previously had a majority ownership interest that has since been diluted to a minority ownership interest.

As of December 31st, 2018 the Company held 50.07% of Micronet's issued and outstanding shares. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE and as result of this offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. In addition, on February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our current voting interest in Micronet stands at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet will result in deconsolidation of Micronet and therefore, from February 24, 2019 the Company will account for the investment in Micronet in accordance with the equity method. The Company is still assessing the gain/loss that will be recorded, as a result thereof.

Micronet operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. This enables the users to manage the drivers in various aspects such as: driver identification, reporting hours worked customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. In addition, using its recently launched SmartHub (formerly known as Treq5), Micronet provides third party telematics service providers a platform to offer services such as “Hours of Service,” or HOS. Micronet is also commencing an evaluation of integration with other telematics service providers, or TSPs. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advance driver assistance system.

Micronet’s customers consist primarily of application service providers, ASP's and solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for constructions and heavy equipment. Micronet products are used by customers worldwide.

Micronet operates and conducts its business in the U.S market through Micronet Inc., a fully owned subsidiary located in Utah. The Micronet U.S business, operations and facilities include manufacturing and technical support infrastructure as well as sales and marketing capabilities which allow Micronet to continue and expand into the U.S market and support its existing U.S. based customers, all with further accessibility and presence to local fleets and local MRM service providers.

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

Pursuant to the February 2019, equity offering on the Tel Aviv Stock Exchange, Micronet raised a total of NIS 5,003 (approximately $1,400) in aggregate gross proceeds in consideration for the issuance of in the aggregate of 11,500,000 ordinary shares and 4,600,000 options.

On December 31, 2017, the Company, Enertec, previously our wholly owned subsidiary, and Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which the Company agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250 as well as assume up to $4,000 of Enertec debt. Enertec met the definition of a component as defined by Financial Accountings Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205. The Company believes the sale represents a strategic shift in its business. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. On May 22, 2018, the Company closed on the sale, or the Closing, of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

At the Closing, the Company received aggregate gross proceeds of approximately $4,700, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. Therefore, the Company has recorded such escrowed amount on its balance sheet as restricted cash and a liability. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the Closing. In addition, Coolisys also assumed approximately $4,000 of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at the closing date was $6,844.

On December 18, 2018, the Company, Global Fintech Holdings Ltd., a British Virgin Islands corporation, or BVI Pubco, GFH Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of BVI Pubco, or Merger Sub, BNN Technology PLC, a United Kingdom Private limited company, or BNN, Brookfield Interactive (Hong Kong) Limited, a Hong Kong company and a subsidiary of BNN, or BI China, ParagonEx LTD, a British Virgin Islands company, or ParagonEx, certain holders of ParagonEx’s outstanding ordinary shares and a trustee thereof, and Mark Gershinson, in the capacity as the representative of the ParagonEx sellers, entered into an Acquisition Agreement, or the Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Acquisition Agreement, Merger Sub will merge with and into the Company, as a result of which each outstanding share of the Company’s common stock and warrant to purchase the same shall be cancelled in exchange for the right of the holders thereof to receive 0.93 substantially equivalent securities of BVI Pubco, after which BVI Pubco will acquire (i) all of the issued and outstanding securities of BI China in exchange for newly issued ordinary shares of BVI Pubco and (ii) all of the issued and outstanding ordinary shares of ParagonEx for a combination of cash in the amount equal to approximately $25 million (the majority of which was raised in a private placement by BVI Pubco), unsecured promissory notes and newly issued ordinary shares of BVI Pubco, or collectively, the Acquisitions.

Subject to, and upon closing of, the Acquisitions, MICT will issue to its directors/officers the following awards (i) to each of MICT’s Board members, 300,000 options to purchase MICT common stock  (1,200,000 options in the aggregate) with an exercise price equal to $1.65 which shall be granted as success bonuses under MICT’s existing Stock Incentive Plans or under the GFH Equity Plan (including the GFH Israeli Sub-Plan) and which shall be, converted into MICT Replacement Options (as described in Section 2.6(b) of the Acquisition Agreement) and which, for the, avoidance of doubt, and notwithstanding the termination of the employment or directorship of the, optionholder, shall expire on the 15 month anniversary of the closing date of the Acquisition Agreement); and (ii) up to an additional, 300,000 restricted shares of MICT ‘s common stock, to be issued to officers and service providers of MICT.

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

Functional Currency

The functional currency of MICT, Inc. is the U.S. dollar. The functional currency of certain subsidiaries is their local currency. The financial statements of those companies are included in consolidation, based on translation into U.S. dollars. Assets and liabilities are translated at year-end-exchange rates, while revenues and expenses are translated at monthly average exchange rates during the year. Differences resulting from translation are presented in the consolidated statements of comprehensive income.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of December 31, 2018 and 2017, the allowance for doubtful accounts amounted to $1,330 and $0, respectively.

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

Research and Development Costs

Research and development costs are charged to statements of income as incurred net of grants from the Israel Innovation Authority (formerly known as the Israel Office of the Chief Scientist of the Ministry of Economy) , or IIA.

Earning (Loss) per Share

Basic and diluted net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during each year.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Long-Lived Assets and Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of December 31, 2017, no indicators of impairment have been identified. As of December 31, 2018 all intangible assets were fully amortized.

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

As of December 31, 2018, the Company market capitalization was significantly lower than the net book value of the reporting unit. In establishing the appropriate market capitalization, the Company looked at the date that the annual impairment test is performed (December 31, 2018). In order to calculate its market capitalization, the Company used the price per share of NIS0.46. Following the results of the step one test, the Company continued to the second step, which was performed by allocating the reporting unit’s fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. The Company determined that the carrying value of goodwill should be impaired and therefore an impairment of $1.466 million was recorded.

Revenue recognition

 Sales of products consist of revenue from the sale of MRM products. The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products are transferred to its customers. There is limited judgement needed in identifying the point control passes: once physical delivery of the products to the agreed location has occurred, the company no longer has physical possession, the company usually will have a present right to payment and retains none of the significant risks and rewards of the goods in question For most of the Company’s products sales, control transfers when products are shipped.

Comprehensive Income (Loss)

FASB ASC Topic 220-10, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income, comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, and other items.

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

Recent Accounting Pronouncements

 In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18. This updates provides guidance on the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017, with early adoption permitted. The amendments will be applied retrospectively to each period presented. The Company implemented this standard on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017. Early adoption is permitted. The amendments will be applied retrospectively to each period presented. The Company implemented this standard on its consolidated financial statements.

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

On initial adoption, the Company expects to recognize right-of-use assets of approximately $ 1,600 and lease liabilities of approximately $ 773 on our balance sheet. The Company will apply the standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to equity.

In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, which is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include at least one input and a substantive process that together significantly contribute to the ability to create outputs. In order for an integrated set of assets and activities to be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017. The company has no impact implanting this standard.

NOTE 3 — FAIR VALUE MEASUREMENTS

Items carried at fair value as of December 31, 2018 and 2017 are classified in the table below in one of the three categories described in Note 2.

	Fair value measurements using input type
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,174	-	-	2,174
Total	$2,174		-	2,174

	Fair value measurements using input type
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,114	-	-	2,114
Restricted cash	284	-	-	284
Derivative liability	-	3	-	3
Derivative liability- phantom option	-	(11)	-	(11)
Total	2,398	(8)	-	2,390

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
	2018	2017
Raw materials	$3,800	$3,189
Work in process and finished product	545	1,790
	$4,345	$4,979

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Building	$1,851	$1,997
Computer equipment	790	920
Dies	553	566
Furniture and fixtures	313	322
Machinery and equipment	299	1,466
Transportation equipment	62	68
	3,868	5,339
Less accumulated depreciation	(3,207)	(4,429)
	$661	$910

Depreciation expenses totaled $312 and $344, for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 — INTANGIBLE ASSETS AND OTHERS, NET

Composition:

	Useful life	December 31,
	years	2018	2017
Original amount:
Technology	5	$2,010	$2,010
Customer related intangible assets	3-5	3,470	3,470
		$5,480	$5,480
Accumulated amortization:
Technology	5	$2,010	$1,534
Customer related intangible assets	3-5	3,470	2,747
	5	$5,480	$4,281

Net Amount:		$-	$1,199
Prepaid lease expenses and capitalization of license		434	295
		$434	$1,494

NOTE 7 - SHORT-TERM BANK LOANS:

Composition:

	Interest rate as of December 31,		Total short-term liabilities
	2018	Linkage	December 31,
	%	basis	2018	2017
Due to banks	Prime plus 2.45% Prime plus 2.5%	NIS	$2,330	$951
Current portion			476	631
			$2,806	$1,582

As of December 31, 2018, the Company had short-term bank credit of $2,806 comprised as follows: $476 current portion of long-term loans of Micronet and $1,566 of short-term bank loans that bear interest of prime plus 2.45% through prime plus 2.5% paid either on a monthly or weekly basis and long term loans of $ 764 that were classified to the short term loans due to the fact Micronet does not meet its covenants.

MICT Telematics Ltd., or MICT Telematics, one of our subsidiaries, had not met all of its bank covenants as of December 31, 2018.

As of December 31, 2017, the Company had short-term bank credit of $1,582 comprised as follows: $631 current portion of long-term loans and $951 of short-term bank loans that bear interest of prime plus 1.7% through prime plus 2.45% paid either on a monthly or weekly basis.

On July 10, 2018, Micronet received a loan from Mizrahi-Tefahot Bank in the amount of NIS 5 million, in accordance with a financing agreement dated March 25, 2018. The loan bears annual interest at a rate of Prime plus 2.5%. The loan has a term of 36 months and will be repaid in twelve quarterly installments payable from October 10, 2018 to July 11, 2021.

In 2018, Micronet entered into a credit line agreement, or the Mizrahi-Tefahot Credit Line, with Mizrahi-Tefahot Bank for borrowings of up to a total of $1,335 at a rate of Prime plus 1.9%. As of December 31, 2018, the balance on the Mizrahi-Tefahot Credit Line was $1,335. The Company may cancel the Mizrahi-Tefahot Credit Line with an advance notice of 14 days. This credit arrangement was obtained to support Micronet’s working capital.

Pursuant to Micronet borrowing arrangements in 2018, Micronet has covenanted that it will present separate financial statements reflecting; (A) annual EBITDA shall of not less then $750; (B) the ratio of customer debt to financial credit (credit utilized by Micronet under each agreement with Mizrahi-Tefahot Bank for the deduction of bank guarantees) shall not be less than 1:1 on the basis of a report (C) the ratio of inventory to financial credit shall not be less than 1:1 on the basis of semi-annual report; and (D) the tangible shareholder’s equity shall not be less than NIS 15,000 and not less 35% of the total balance sheet deducted on the basis of the Micronet semi-annual reports. As of December 31, 2018 Micronet has not met these covenants.

NOTE 8 — LOANS FROM OTHERS

On each of June 30, October 28, and December 22, 2016, the Company and its wholly-owned subsidiary, MICT Telematics, entered into separate Note Purchase Agreement with YA II PN Ltd., or YA II, a Cayman Island exempt limited partnership and affiliate of Yorkville Advisors Global, LLC, whereby YA II purchased $600, $500 and $1,000 of notes from the Company. The outstanding principal balance of the notes bears interest at 7% per annum. Upon the occurrence of an Event of Default (as defined in the notes), all amounts payable may be due immediately. In connection with the Note Purchase Agreements, the Company granted to YA II a five-year warrant to purchase 252,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

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

NOTE 8 — LOANS FROM OTHERS (CONT.)

On August 22, 2017, the Company and MICT Telematics executed the Third Supplemental Agreement which supplements the Note Purchase Agreement executed by the parties on October 28, 2016. Pursuant to the Third Supplemental Agreement, the Company borrowed $1,500 from YA II pursuant to the terms of a secured promissory note. The outstanding principal balance of the note shall bear interest at 7% per annum. The note was to mature on November 22, 2017. On November 19, 2017, the Company and YA II amended the maturity date of the August 2017 Note to February 15, 2018 and provided that the Company may extend such maturity date to January 15, 2019 at its sole discretion. In the event the Company elect to utilize such extension, the Company have agreed to (i) pay an aggregate of $200 of principal plus all accrued and unpaid interest under the note on March 31, 2018, (ii) pay an aggregate of $200 of principal plus all accrued and unpaid interest under the note on June 30, 2018, (iii) pay an extension fee of $50 and (iv) issue YA II a five-year warrant to purchase 158,000 shares of our common stock at an exercise price of $1.50 per share. The warrant also provides for demand and piggyback registration rights (see Note 18).

The Company evaluated the modifications to the terms of the loans in accordance with the guidance in ASC Topic 470-50-40 regarding de-recognition of debt, and concluded that the new loans are not substantially different from the original loans. Therefore, these modifications were not accounted for as extinguishment of the existing debt.

On March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA II whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1,800, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of certain promissory notes issued by the Company to YA II on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3,200. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1,800.

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

In conjunction with the issuance of the Series A Debentures and the Series B Debentures, a total of $273 in fees and expenses were deducted from the aggregate gross proceeds and paid to YA II.

The Company evaluated if those changes stands for Trouble debt restructuring (TDR), and concluded that it does not meet TDR requirements, then it evaluated if the modifications to the terms of the aforementioned loans from YA II in accordance with the guidance in FASB ASC Topic 470-50-40 “Derecognition,” and concluded that the Series A Debentures and Series B Debenture are substantially different from the Prior Loans. Therefore, these modifications were accounted for as an extinguishment of the existing debt. As a result, the Company recorded an expense of $334.

In addition, in June 2018, the Company made aggregate payments of $875 towards the repayment of the Series A Debentures.

On July 3, 2018, the Company made a payment of $1,000 towards the repayment of the Series A Debentures. In addition, on July 5, 2018, a payment of $125 towards the repayment of the Series A Debentures was made in shares of the Company’s common stock at an applicable conversion price of $1.1158 per share pursuant to the terms of the Series A Debentures.

Subject to, and upon closing of the Acquisition Agreement among the Company, BNN Technology PLC (“BNN”), a newly created BVI entity, Global Fintech Holdings Ltd., which is intended to be the public company after the transaction in which the Company and other parties merge (the “New Public Company”), and others, BNN and the other counterparties have insisted that the Company modify the terms of the 1,187,500 Warrants to eliminate or modify certain provisions such that all of the Warrants are exchanged for new warrants (the “New Warrants”) which New Warrants shall be exercisable at $2 per share of New Public Company common stock (subject to adjustment as provided herein and therein) and shall expire on June 30, 2022.

Subject to, and upon closing of the Acquisition Agreement, securities issued in connection with the payment of the Indebtedness owing to Yorkville, including but not limited to the amortization of such Indebtedness and the conversion of such Indebtedness into up to 1,000,000 shares of MICT Common Stock at a price of not less than $1.10 per share and up to 250,000 shares of MICT Common Stock at a price of not less than $1.0 per share.

NOTE 9 — ACCRUED SEVERANCE PAY, NET

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

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2018	2017
Accrued severance pay	$208	$249
Less - amount funded	(98)	(116)
	$110	$133

NOTE 10 — PROVISION FOR INCOME TAXES

A.

Basis of Taxation

United States:

The U.S. corporate tax rate was 21% in 2018 and 35% in 2017.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was reduced from 35% in 2017 to 21% in 2018.

Israel:

The Company’s Israeli subsidiaries are governed by the tax laws of the state of Israel which had a general tax rate of 23% in 2018 and 24% in 2017. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “Approved Enterprise Industrial Company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

In December 2010, legislation amending the Law for Encouragement of Capital Investments of 1959, or the Investment Law, was adopted. This new legislation became effective as of January 1, 2011 and applies to preferred income produced or generated by a preferred company from the effective date. Under this legislation, a uniform corporate tax rate applies to all qualifying income of certain Industrial Companies, or Preferred Enterprise (as defined under the Investment Law), as opposed to the previous law’s incentives, which were limited to income from Approved Enterprises and Privileged Enterprises during their benefits period. Under the legislation, the uniform tax rates are as follows: 2011 and 2012 - 15% (10% in preferred area), 2013 and 2014 - 12.5% (7% in preferred area) and in 2015 - 12% (6% in preferred area).

Effective beginning in 2014, the regular Israeli tax rate was 26.5% for Regular Entities and 16% or 9% for  Preferred Enterprises (depending on the location of industry). Micronet is eligible for the tax rate for Preferred Enterprises. In 2018 and 2017, Micronet was taxed at the 16% rate.

In December 2016, the Israeli government published the Economic Efficiency Law (2016) (legislative amendments to accomplish budget goals for the years 2017 and 2018). According to such law, in 2017 the general tax rate was decreased by 1% and starting in 2018 was decreased by 2%; so that the tax rate was 24% in 2017 and was 23% in 2018 and onwards. In addition, the tax rate that applies to Preferred Enterprises in preferred areas was be decreased by 1.5% to 7.5% starting January 1, 2017.

NOTE 10 — PROVISION FOR INCOME TAXES (CONT.)

B.	Provision for Taxes

	Year ended December 31,
	2018	2017
Current:
Domestic	$(7)	$(1)
Foreign (Israel)	(62)	22
	(69)	21

Taxes related to prior years	(15)	(31)

Deferred:
Deferred taxes, net	(522)	-
Total provision for income taxes	$(606)	$(10)

C.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2018	2017
U.S. federal statutory rate	21%	35%
Tax rate difference between U.S. and Israel	2%	(11)%
Effect of Israeli tax rate benefit	(7)%	(8)%
Effect of previous years	-%	-%
Change in valuation allowance	(9)%	(9)%
Others	(7)%	(7)%
Effective tax rate	0.0%	0.0%

D.	Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2018 and 2017, the Company’s deferred taxes were in respect of the following:

	December 31,
	2018	2017
Net operating loss carry forward	$1,509	$1,814
Provisions for employee rights and other temporary differences	278	542
Deferred tax assets before valuation allowance	1,787	2,356
Valuation allowance	(1,787)	(1,814)
Deferred tax assets	-	542
Deferred tax liability	-	-
Deferred tax assets, net	$-	$542

E.

Tax losses

As of December 31, 2018, the Company has a net operating loss carry forward of approximately $5,123, according to the tax report of 2017, which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from this net operating loss carry forward, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

F.

Tax Assessments

The Company received final tax assessments in the United States through tax year 2012, and with regard to the Israeli subsidiaries received final tax assessments up until tax year 2012.

G.	Uncertain Tax Position The Company did not record any liability for income taxes associated with unrecognized tax benefits during 2018 and 2017.

NOTE 11 — RELATED PARTIES

MICT’s policy is to enter into transactions with related parties on terms that are on the whole no less favorable to it than those that would be available from unaffiliated parties at arm’s length. Based on its experience in the business sectors in which it operates and the terms of the transactions with unaffiliated third parties, MICT believes that all of the transactions described below met this policy standard at the time they occurred.

On November 7, 2012, the board of directors and the audit committee of Micronet approved the entry into a management and consulting services agreement, or the Micronet Agreement, with D.L. Capital Ltd., an entity controlled by Mr. Lucatz, MICT’s Chief Executive Officer and significant shareholder, pursuant to which effective November 1, 2012, Mr. Lucatz agreed to devote 60% of his time to Micronet matters for the three year term of the agreement and Micronet agreed to pay the entities controlled by Mr. Lucatz management fees consisting of: (i) management fees of $13 on a monthly basis, and cover other monthly expenses, (ii) an annual bonus of 3% of the amount by which the annual EBITDA for such year exceeds the average annual EBITDA for 2011 and 2010, and (iii) a bonus of 0.5% of the purchase price of any acquisition or capital raising transaction, excluding the public offering contemplated at such time, completed by us during the term of the agreement. Such agreement was further subject to the approval of Micronet’s stockholders, which was obtained at a special meeting held on January 30, 2013 for that purpose and went into effect following its execution on February 8, 2013. The Micronet Agreement was extended on November 1, 2015 for three years on the same terms and conditions and was approved by Micronet’s Board of Directors on October 11, 2015 and Micronet’s shareholders on November 16, 2015. Effective July 6, 2017, D.L. Capital Ltd. consented to reduce the requirement of the time Mr. Lucatz is to devote to Micronet matters to 22%, as well as a reduction in .the fees to be paid to D.L. Capital Ltd.to NIS 23,000. On October 31, 2018, D.L. Capital Ltd. agreed to continue rendering services pursuant to the Micronet Agreement for no consideration.

On June 6, 2018, the Compensation Committee of MICT approved maintaining Mr. Lucatz’s annual base salary of $400. In addition, on June 6, 2018, the Compensation Committee of MICT approved a discretionary cash bonus to Mr. Lucatz, of $300, as well the issuance of a stock option to purchase 300,000 shares of MICT’s common stock, with an exercise price of $1.32 per share, with 100,000 shares of common stock vesting immediately and 100,000 shares of common stock vesting on each of the first two anniversaries of the date of grant. The bonus and option were granted to Mr. Lucatz in light of his contributions to MICT’s successful sale of its then wholly owned subsidiary, Enertec systems 2001 LTD.

On December 30, 2015, MICT obtained a loan from Meydan Family Trust No 3., or Meydan, pursuant to which Meydan agreed to loan MICT $750 on certain terms and conditions. As of December 31, 2017, the balance of the loan was $326. The loan from Meydan was fully paid in March 2018.

On December 18, 2018, the Company, Global Fintech Holdings Ltd., a British Virgin Islands corporation, or BVI Pubco, GFH Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of BVI Pubco, or Merger Sub, BNN Technology PLC, a United Kingdom Private limited company, or BNN, Brookfield Interactive (Hong Kong) Limited, a Hong Kong company and a subsidiary of BNN, or BI China, ParagonEx LTD, a British Virgin Islands company, or ParagonEx, certain holders of ParagonEx’s outstanding ordinary shares and a trustee thereof, and Mark Gershinson, in the capacity as the representative of the ParagonEx sellers, entered into an Acquisition Agreement, or the Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Acquisition Agreement, Merger Sub will merge with and into the Company, as a result of which each outstanding share of the Company’s common stock and warrant to purchase the same shall be cancelled in exchange for the right of the holders thereof to receive 0.93 substantially equivalent securities of BVI Pubco, after which BVI Pubco will acquire (i) all of the issued and outstanding securities of BI China in exchange for newly issued ordinary shares of BVI Pubco and (ii) all of the issued and outstanding ordinary shares of ParagonEx for a combination of cash in the amount equal to approximately $25 million (the majority of which was raised in a private placement by BVI Pubco), unsecured promissory notes and newly issued ordinary shares of BVI Pubco, or collectively, the Acquisitions.

Subject to, and upon closing of, the Acquisitions, MICT will issue to its directors/officers the following awards (i) to each of MICT’s Board members, 300,000 options to purchase MICT common stock  (1,200,000 options in the aggregate) with an exercise price equal to $1.65 which shall be granted as success bonuses under MICT’s existing Stock Incentive Plans or under the GFH Equity Plan (including the GFH Israeli Sub-Plan) and which shall be, converted into MICT Replacement Options (as described in Section 2.6(b) of the Acquisition Agreement) and which, for the, avoidance of doubt, and notwithstanding the termination of the employment or directorship of the, optionholder, shall expire on the 15 month anniversary of the closing date of the Acquisition Agreement); and (ii) up to an additional, 300,000 restricted shares of MICT ‘s common stock, to be issued to officers and service providers of MICT.

Except as described above, no director, executive officer, principal stockholder holding at least 5% of MICT common stock, or any family member thereof, had or will have any material interest, direct or indirect, in any transaction, or proposed transaction, during 2018 or 2017 in which the amount involved in the transaction exceeded or exceeds $120 or one percent of the average of the total assets of MICT at the year-end for the last two completed fiscal years.

Transactions with related parties

	Year ended December 31,
	2018	2017
Consulting fee paid to controlling shareholder	$400	$331
Bonus paid to controlling shareholder	300	-
Stock based compensation granted to controlling shareholder	218	-
Total	918	331

NOTE 12 — SHAREHOLDER’S EQUITY

A.	Common stock:

Common stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B.	Stock Option Plan:

Pursuant to our 2012 Stock Incentive Plan as amended and approved at the Company’s Annual Meeting of Shareholders in December 2018, the board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 5,000,000 shares of common stock, subject to adjustments in the event of a stock split, stock dividend, recapitalization or similar capital change. Stock based compensation amounted to $377 and $25 for the years ended December 31, 2018 and 2017, respectively.

The exercise price of the options granted under the 2012 Stock Incentive Plan is set by the board of directors and will not be less than the closing sale price on Nasdaq Capital Market at the grant date. As of December 31, 2018, 3,703,000 shares of common stock remain available for future awards under the 2012 Stock Incentive Plan. Under the 2012 Stock Incentive Plan, unless determined otherwise by the board, options generally vest over a two or three year period from the date of grant and expire 10 years after the grant date. Unvested options are forfeited 90 days following the termination of employment. Any options that are forfeited before expiration become available for future grants.

On July 17, 2014 the Company adopted the 2014 Stock Incentive Plan pursuant to which the board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers. The board of directors initially reserved 100,000 shares of the Company’s common stock for issuance pursuant to awards that may be made pursuant to the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan was amended in December 2018 and the number of shares of the Company’s common stock reserved for issuance under the plan was increased to 600,000 shares. The 2014 Stock Incentive Plan was approved by the stockholders on September 30, 2014 and the amendment to the 2014 Stock Incentive Plan was approved by the stockholders on December 26, 2018. As of December 31, 2018, 396,775 shares of common stock remain available for future awards under the 2014 Stock Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2018:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2018	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2018	Exercise Price
	Years		$
15,000	4.5	15,000	4.30
421,000	6	421,000	4.30
736,000	9.5	536,000	1.32
125,000	9.75	125,000	1.4776
1,297,000		1,097,000

NOTE 12 — SHAREHOLDER’S EQUITY (CONT.)

B.	Stock Option Plan - (continued):

	2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$
Options outstanding at the beginning of year:	536,000	4.30	746,000	4.30
Changes during the year:
Granted	861,000	1.34	100,000	4.30
Exercised	-	-	-	-
Forfeited	(100,000)	4.30	(310,000)	4.30

Options outstanding at end of year	1,297,000	2.34	536,000	4.30
Options exercisable at year-end	1,097,000	1.35	461,000	4.30

Subject to, and upon closing of the Acquisition Agreement, the securities issued upon the exercise or conversion of outstanding options will be in accordance with the terms on which they were granted initially.

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2018 – 37.30%; risk-free interest rate: 2018 – 2.8%; and expected life: 2018- 6 years.

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

During 2018, the board of the directors of Micronet approved the grant of 70,000 options with exercise prices of between NIS 2.308, out of which 30,000 options expire during the year.

The total expenses of the options of Micronet recorded in 2018 amounted to $205

NOTE 12 — SHAREHOLDER’S EQUITY (CONT.)

D.	SEDA- Standby Equity Distribution Agreement

On August 22, 2017, the Company entered into a Standby Equity Distribution Agreement, or the 2017 SEDA with YA II for the sale of up to $10 of shares of the Company’s common stock over a three-year commitment period.  Under the terms of the 2017 SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA II at a discount to market of 1.5%.  The Company and YA II previously entered into a prior Standby Equity Distribution Agreement on June 30, 2016, or the 2016 SEDA, for the sale of up to $2,390 of shares of the Company’s common stock over a three year period.

The Company is not obligated to utilize any of the $10 available under the 2017 SEDA and there are no minimum commitments or minimum use penalties.  The total amount of funds that ultimately can be raised under the 2017 SEDA over the three year term will depend on the market price for the Company’s common stock and the number of shares actually sold. YA II is obligated under the 2017 SEDA to purchase shares of the Company’s common stock from the Company subject to certain conditions including, but not limited to the Company filing a registration statement with the SEC, to register the resale by YA II of shares of common stock sold to YA II under the 2017 SEDA, or the Registration Statement, and the SEC declaring such Registration Statement effective.

The 2017 SEDA does not impose any restrictions on the Company’s operating activities. During the term of the 2017 SEDA, YA II is prohibited from engaging in any short selling or hedging transactions related to the Company’s common stock.

In connection with the 2017 SEDA, the Company agreed to pay YA Global II SPV, LLC, a wholly owned subsidiary of YA II, a commitment fee in the amount of $800, or the Commitment Fee, in the aggregate, which was to be paid in eight quarterly installments of $100, with the first installment due and payable on the fifth trading day following the execution of the SEDA. The Commitment Fee may be paid in cash or shares of the Company’s common stock. The company paid YA II $50 out of the first installment of the Commitment Fee.

On November 19, 2017, the Company entered into an agreement with YA II whereby the commitment fee repayment terms were amended such that (i) $200 of the commitment fee shall be payable as follows: $50 shall be due and payable on March 31, 2018, $50 shall be due and payable on September 30, 2018, $50 shall be due and payable on March 31, 2019, and $50 shall be due and payable on September 30, 2019, and (ii) the Company shall pay the remaining $600 as follows: $90 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $3,000, $30 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $4,000, $30 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $5,000, $150 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $6,000, $50 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $7,000, $130 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $8,000, $60 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $9,000 and $60 shall be paid when the aggregate advance amounts under the 2017 SEDA shall total $10,000.

On November 22, 2017, Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with one investor, an affiliate of YA II, for the sale of 555,556 shares of the Company’s common stock at a purchase price per share of $0.90 per share in a registered direct offering for total gross proceeds of $500. The Shares were offered and sold by the Company pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-219596). The net proceeds to the Company from the offering, after deducting fees and expenses, were $495. The Company used the net proceeds of the offering to pay $25 towards the remaining balance of a commitment fee pursuant to the Third Supplemental Agreement between the Company and YA II, $150 towards the repayment of principal and interest to the June 2016 Note issued to YA II and the remaining balance for working capital and general corporate purposes.

On May 8, 2018, the Company and YA mutually agreed to terminate the 2017 SEDA. As a result of the termination of the 2017 SEDA, the Company’s obligation to pay any and all of the remaining commitment fee owned under the 2017 SEDA was terminated.

NOTE 13 — SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of FASB ASC Topic 280-10, “Segment Reporting,” or ASC 280-10. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods.

Following Enertec' sale, the Company has one segment reporting only.

1.	Geographic Areas Information:

Sales: Classified by Geographic Areas:

The following presents total revenue for the years ended December 31, 2018 and 2017 by geographic area:

	Year ended December 31,
	2018	2017
United States	$10,834	$14,256
Israel	119	233
Other	3,209	3,877
Total	$14,162	$18,366

2.	Principal Customers:

There were two customers that represented 38% and 17% of the Company’s total revenue in 2018. There were two customers that represented 30% and 20% of the Company’s total revenue in 2017.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Lease commitments-

Micronet’s short-term lease expires in June 2019. Accrual rent fee is approximately $140 per year including a property management fee. Micronet Inc.’s additional lease expires in November 2021. Accrual rent fee is approximately $236 per year.

At December 31, 2018, total minimum cars and lease rentals under non-cancelable operating leases with an initial or remaining lease term of one year or more are as follows:

Year Ending December 31,	Amount
2019	$414
2020	315
2021	244
2022	$35

Legal proceedings

The Company are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Covenants

MICT Telematics has covenants under its bank loan mainly requiring separate financial statements equity of not less than 32.5% of total assets. MICT Telematics has not met all of its bank covenants as of December 31, 2018 and as a result, some payments were advanced.

Pursuant to Micronet borrowing arrangements in 2018, Micronet has covenanted that it will present separate financial statements reflecting; (A) annual EBITDA shall of not less then $750; (B) the ratio of customer debt to financial credit (credit utilized by Micronet under each agreement with Mizrahi-Tefahot Bank for the deduction of bank guarantees) shall not be less than 1:1 on the basis of a report (C) the ratio of inventory to financial credit shall not be less than 1:1 on the basis of semi-annual report; and (D) the tangible shareholder’s equity shall not be less than NIS 15,000 and not less 35% of the total balance sheet deducted on the basis of the Micronet semi-annual reports. As of December 31, 2018 Micronet has not met these covenants.

Israel Innovation Authority

In April 2013, Micronet submitted to the IIA a request for financial support within a framework of a research and development program for a new product. In September 2013, a grant to Micronet in a total amount of NIS 5.5 million (approximately $1.5 million) was approved by the IIA. This grant was provided by the IIA for a period of one year (starting April 2013) at a level of 30% from the aforementioned amount. In addition, during 2014 Micronet received further confirmation for a grant from the IIA in the total amount of NIS 5.5 million (approximately $1.5 million). This grant was provided by the IIA for a period of one year (starting April 2014) at a level of 40% from the aforementioned amount. In addition, during 2015 Micronet received further confirmation for a grant from the IIA in the total amount of NIS 5.1 million (approximately $1.3 million) at a level of 40% from the aforementioned amount. Micronet is obligated to pay royalties to the IIA amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects linked to the dollar plus Libor interest rate. To date, Micronet has received an aggregate of NIS 5.6 million (approximately $1.5) from the IIA under these three grants.

NOTE 15 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A.	Other accounts receivable:

	December 31,
	2018	2017
Prepaid expenses	$164	$751
Government departments and agencies	129	277
Others	46	64
	$339	$1,092

B.	Other Accounts Payable:

	December 31,
	2018	2017
Employees and wage-related liabilities	$442	$650
Deferred revenues and credit card	88	1,532
Accrued expenses	442	720
Other current liabilities	239	244
	$1,211	$3,146

C.	Earnings (loss) per Share:

Basic and diluted earnings (losses) per share were computed based on the average number of shares outstanding during each year.

The following table sets forth the computation of basic and diluted net earnings (losses) per share attributable to Micronet Enertec:

	Year ended December 31,
	2018	2017
Numerator:
Amount for basic earnings per share	$(2,610)	$(8,157)
Effect of dilutive instruments	-	-

Amount for diluted earnings per share	(2,610)	(8,157)

Denominator:
Denominator for basic earnings per share - weighted average of shares	9,166,443	7,128,655
Loss per share attributable to MICT Inc.:
Basic and diluted continued operation	$(0.81)	$(0.45)
Basic and diluted discontinued operation	$0.56	$(0.69)

NOTE 16 — DISCONTINUED OPERATION

On December 31, 2017, the Company, Enertec and Enertec Management Ltd. entered into the Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which the Conpany agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250 as well as assume up to $4,000 of Enertec debt. Enertec met the definition of a component as defined by FASB ASC Topic 205, since Enertec had been classified as held for sale and the Company believes the sale represented a strategic shift in its business. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. On May 22, 2018, the Company closed on the sale of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

At the closing, the Company received aggregate gross proceeds of approximately $4,700 of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. Therefore, the Company has recorded such escrowed amount on its balance sheet as restricted cash and a liability. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the Closing. In addition, Coolisys also assumed approximately $4,000 of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at the closing date is $6,844.

The following is the composition from discontinued operation through December 31, 2018 and December 31, 2017:

The following is the composition from discontinued operation:

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$-	$279
Restricted cash	-	4,224
Trade accounts receivable, net	-	4,807
Inventories	-	1,506
Other accounts receivable	-	66
Total current assets	-	10,882

Property and equipment, net	-	676
Long-term Assets	-	98
Total long-term assets	-	774
Total assets	$-	$11,656

	December 31, 2018	December 31, 2017
LIABILITIES

Short-term bank credit	$-	$8,863
Trade accounts payable	-	1,380
Other accounts payable	-	957
Total current liabilities	-	11,200

Accrued severance pay, net	-	138
Total Liabilities	$-	$11,338

NOTE 16 — DISCONTINUED OPERATION (Cont.)

	For the Period between
	January 1, 2018 to May 22, 2018	January 1, 2017 to December 31, 2017

Revenues	$1,512	$7,061
Cost of revenues	2,655	7,790
Gross profit (loss)	(1,143)	(729)
Operating expenses:
Research and development	120	672
Selling and marketing	204	546
General and administrative	376	2,199
Total operating expenses	700	3,417
Loss from operations	(1,843)	(4,146)
Capital gain	6,844	-
Finance expense, net	(102)	(632)
Profit (loss) before provision for income taxes	4,899	(4,778)
Taxes on income	5	124
Net profit (loss)	$4,894	$(4,902)

	For the Period between
	January 1, 2018 to May 22, 2018	January 1, 2017 to December 31, 2017

Net cash provided by (used in) operating activities	$131	$(1,367)
Net cash used in investing activities	(39)	43
Net cash provided by (used in) financing activities	(63)	1,427

NET CASH INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29	103

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	4,503	128

TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	(147)	48

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$4,385	$279

NOTE 17 — SUBSEQUENT EVENTS

On February 24, 2019, Micronet announced that it closed a public equity offering on the TASE, pursuant to Micronet’s shelf prospectus, which became effective in July 2018. Micronet sold 11,500 units, with each unit consisting of 1,000 ordinary shares and 400 options (with each option exercisable based on a 1:1 ratio and exercisable until August 2020), at a price of 435 NIS per unit. In addition, on February 24, 2019, Mr. Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, the Company’s voting interest in Micronet was decreased to 39.53% of the issued and outstanding shares of Micronet.

As of February 21, 2019, the Company had issued to YA 250,000 share of common stock at a purchase price per share of $1.00.

On March 13, 2019, the Company issued an additional 996,817 share of common stock at a purchase price per share of $1.10. These issuances of the Company’s common stock to YA reduced the debt owed to YA such that as of March 31, 2019, the balance of the debt is $1,750.