Form 10-Q
period 2019-03-31
MICT, Inc.
filed 2019-05-20
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019

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

(201) 225-0190
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MICT	Nasdaq Capital Market

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

As of May 14, 2019, there were 11,009,532 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$347	$2,174
Trade accounts receivable, net	-	1,010
Inventories	-	4,345
Prepaid expenses and other current assets	112	-
Other accounts receivable	-	339
Total current assets	459	7,868

Property and equipment, net	24	661
Intangible assets, net and others	-	434
Long-term deposit and prepaid expenses	-	703
Restricted cash escrow	477	477
Micronet Ltd. investment	1,711	-
Total long-term assets	2,212	2,275

Total assets	$2,671	$10,143

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$244	$2,806
Short term credit from others and current portion of long term loans from others	1,734	3,004
Trade accounts payable	1	1,531
Other accounts payable	305	1,211
Total current liabilities	2,284	8,552

Long term escrow	477	477
Accrued severance pay, net	48	110
Total long term liabilities	525	587

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of March 31, 2019
Common stock; $0.001 par value, 25,000,000 shares authorized, 10,734,232 and 9,342,088 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	11	9
Additional paid in capital	13,518	11,905
Accumulated other comprehensive (loss)	-	(117)
Accumulated loss	(13,667)	(12,757)
MICT, Inc. stockholders’ equity	(138)	(960)

Non-controlling interests	-	1,964

Total equity	(138)	1,004

Total liabilities and equity	$2,671	$10,143

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Three months ended March 31,
	2019	2018

Revenues	$477	$5,980
Cost of revenues	846	4,258
Gross profit	(369)	1,722
Operating expenses:
Research and development	261	527
Selling and marketing	198	454
General and administrative	990	1,212
Amortization of intangible assets	20	222
Total operating expenses	1,469	2,415

Loss from operations	(1,838)	(693)
Equity loss	-	-
Net profit from loss of control	299
Financial (expenses) income, net	76	(392
Loss before provision for income taxes	(1,463)	(1,085)
Taxes on income (benefit)	3	-

Net loss from continued operation	(1,466)	(1,085)
Net profit (loss) from discontinued operation	-	(111)
Total net loss	(1,466)	(974)
Net loss attributable to non-controlling interests	(556)	(124)
Net loss attributable to MICT, Inc.	(910)	(850)

Basic and diluted loss per share from continued operation	(0.09)	(0.11)
Basic and diluted loss per share from discontinued operation	$-	$(0.01)

Weighted average common shares outstanding:
Basic	9,707,831	8,867,830

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018

Net loss	$(1,466)	$(974)
Other comprehensive loss, net of tax:
Currency translation adjustment	(144)	133
Total comprehensive loss	(1,610)	(841)
Comprehensive loss attributable to non-controlling interests	(465)	(432)
Comprehensive loss attributable to MICT, Inc.	$(1,145)	$(409)

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Shares issued to service providers and employees	145,300	-	175	-	-	-	175
Stock based compensation	-	-	22	-	-	-	22
Comprehensive loss	-	-	-	(910)	(306)	(393)	(1,609)
Stock based compensation in subsidiary	-	-	70	-	-	(70)	0
Loss of control of subsidiary	-	-	-	-	423	(1,501)	(1,078)
Issuance of shares, net	1,246,817	2	1,346	-	-	-	1,348
Balance, March 31, 2019	10,734,232	11	13,518	(13,667)	0	0	(138)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2017	8,645,656	8	10,881	(10,147)	(363)	5,595	5,974
Shares issued to service providers and employees	42,500	-	51	-	-	-	51
Issuance of warrants	-	-	28	-	-	-	28
Comprehensive loss	-	-	-	(851)	517	(506)	(840)
Stock based compensation in subsidiary	-	-	(74)	-		74	0
Issuance of shares, net	456,309	1	478	-	-	-	479
Balance, March 31, 2018	9,144,465	9	11,364	(10,998)	154	5,163	5,692

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operations	$(1,466)	$(1,085)

Adjustments to reconcile net income to net cash provided by operating activities:
Profit from loss of control	(299)	-
Depreciation and amortization	85	308
Change in fair value of derivatives, net	-	(1)
Accrued interest and exchange rate differences on bank loans	102	(51)
Extinguishment of loan costs and commissions	-	360
Accrued interest and exchange rate differences on loans from others	76	112
Stock-based compensation	127	125
Decrease in trade accounts receivable, net	672	310
Decrease (increase) in inventories	348	(190)
Decrease in accrued severance pay, net	(8)	(3)
Increase in other accounts receivable	(294)	199
Decrease in trade accounts payable	(394)	(580)
Decrease in other accounts payable	(22)	(910)
Net cash used in operating activities	$(1,073)	$(1,406)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57)	(72)
Deconsolidation of Micronet Ltd.	(608)	-
Net cash provided by (used in) investing activities	$(665)	$(72)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$(101)	$1,139
Receipt of loans from others, net	-	4,971
Extinguishment of loan costs	-	(360)
Repayment of loans from others	-	(3,538)
Issuance of shares, net	-	479
Issuance of warrants net	-	29
Net cash provided by financing activities	$(101)	$2,720

NET CASH INCREASE IN CASH AND CASH EQUIVALENTS	(1,839)	1,242

Cash, Cash Equivalents and restricted cash at beginning of the period	2,174	2,398

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	12	(24)
Cash, Cash Equivalents and restricted cash at end of the period	$347	$3,616

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$116	$294
Taxes	$46	$4

Appendix A: Micronet LTD

February 24, 2019
Working capital other than cash	(2,301)
Finance lease	359
Accrued severance pay, net	56
Translation reserve	(417)
Micronet Ltd investment in fair value	1,711
Non controlling interests	1,499
Net profit from loss of control	(299)
Cash	608

Appendix B: non cash transaction

As of February 21, 2019, the Company issued to YA II PN Ltd., a Cayman Island exempt limited partnership and affiliate of Yorkville Advisors Global, LLC, or YA II, 250,000 shares of its common stock as part of a conversion of $250 of the Series A Debenture at a conversion price of $1.00 per share.

On March 13, 2019, the Company issued an additional 996,817 shares of its common stock as part of a conversion of $1,000 of the Series A Debenture at a conversion price of $1.10 per share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except per share data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT Inc., or we or the Company, was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, the Company changed its corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of its former subsidiary Enertec Systems Ltd., the Company changed the Company name from Micronet Enertec Technologies, Inc. to MICT, Inc. Our shares have been listed for trade on the Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

The Company’s business relates to its ownership interest in its Israel-based subsidiary, Micronet Ltd., or Micronet, in which the Company previously held a majority ownership interest that has since been diluted to a minority ownership interest. Micronet operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments.

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our current voting interest in Micronet stands at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing from February 24, 2019, the Company account for the investment in Micronet in accordance with the equity method. As a result of the equity method, the Company recognized a net profit of $299 from the deconsolidation of Micronet Ltd.

NOTE 1 — DESCRIPTION OF BUSINESS (Cont.)

On December 18, 2018, the Company, Global Fintech Holdings Ltd., a British Virgin Islands corporation, or BVI Pubco, GFH Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of BVI Pubco, or Merger Sub, BNN Technology PLC, a United Kingdom Private limited company, or BNN, Brookfield Interactive (Hong Kong) Limited, a Hong Kong company and a subsidiary of BNN, or BI China, ParagonEx LTD, a British Virgin Islands company, or ParagonEx, certain holders of ParagonEx’s outstanding ordinary shares and a trustee thereof, and Mark Gershinson, in the capacity as the representative of the ParagonEx sellers, entered into an Acquisition Agreement, or the Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Acquisition Agreement, Merger Sub will merge with and into the Company, as a result of which each outstanding share of the Company’s common stock and warrant to purchase the same shall be cancelled in exchange for the right of the holders thereof to receive 0.93 substantially equivalent securities of BVI Pubco, after which BVI Pubco will acquire (i) all of the issued and outstanding securities of BI China in exchange for newly issued ordinary shares of BVI Pubco and (ii) all of the issued and outstanding ordinary shares of ParagonEx for a combination of cash in the amount equal to approximately $25,000 (the majority of which was raised in a private placement by BVI Pubco), unsecured promissory notes and newly issued ordinary shares of BVI Pubco, or collectively, the Acquisitions.

Liquidity

During the period ended March 31, 2019, the Company had a total comprehensive loss of $1,100 and incurred a $1,000 loss from operating cash flow. As of March 31, 2019, the Company incurred accumulated losses of approximately $13,600. Based on the Company’s projected cash flows and the Company’s cash balance as of March 31, 2019, the Company believes that it has sufficient resources to enable it to continue advancing its activities for a period of at least 12 months from the date of issuance of these financial statements. The Company intends to satisfy its liquidity through the sale of its securities, either in public or private transactions, through the closing of the transactions contemplated by the Acquisition Agreement or pursuant to a break up fee, if applicable, that the Company may be entitled to receive pursuant to the terms of the Acquisition Agreement.

In 2019, the Company expects to pay off all of its bank loans in the amount of $244 and the loans (as further detailed below) with YA II in the aggregate principal amount of $1,750 as part of the closing of the transactions contemplated by the Acquisition Agreement.

The Company filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process, which was declared effective on July 31, 2017. Under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30,000, subject to certain limitations as set forth in General Instruction I.B.6. of Form S-3, pursuant to which the Company have sold approximately $1,000 of our securities to date.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America, or U.S. GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year 2019 or for other interim periods or for future years. The consolidated balance sheet as of March 31, 2019 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Furthermore, from February 24, 2019 the Company will account for the investment in Micronet in accordance with the equity method, and therefore, the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year 2019 or for other interim periods or for future years.

Principles of Consolidation

The accompanying financial statements are prepared in accordance with U.S. GAAP.

Note 3 — Loans from others

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

In addition, pursuant to the terms of the securities purchase agreement, the Company agreed to issue to YA II a warrant to purchase up to 375,000 shares of the Company’s common stock at a purchase price of $2.00 per share, a warrant to purchase up to 200,000 shares of the Company’s common stock at a purchase price of $3.00 per share and a warrant to purchase up to 112,500 shares of the Company’s common stock at a purchase price of $4.00 per share.

In conjunction with the issuance of the Series A Debentures and the Series B Debentures, a total of $273 in fees and expenses were deducted from the aggregate gross proceeds and paid to YA II.

The Company evaluated if those changes would be deemed trouble debt restructuring, or TDR, and concluded that it does not meet TDR requirements. The Company then evaluated if the modifications to the terms of the Prior Notes from YA II in accordance with the guidance in FASB ASC Topic 470-50-40 “Derecognition,” and concluded that the Series A Debentures and Series B Debenture are substantially different from the Prior Notes. Therefore, these modifications were accounted for as an extinguishment of the existing debt. As a result, the Company recorded an expense of $334.

In addition, in June 2018, the Company made aggregate payments of $875 towards the repayment of the Series B Debentures.

Note 3 — Loans from others (Cont.)

On July 3, 2018, the Company made a payment of $1,000 towards the repayment of the Series B Debentures. In addition, on July 5, 2018, a payment of $125 towards the repayment of the Series A Debentures was made in shares of the Company’s common stock at an applicable conversion price of $1.1158 per share pursuant to the terms of the Series A Debentures.

Subject to, and upon closing of the Acquisition Agreement, BNN and the other counterparties have insisted that the Company modify the terms of the 1,187,500 warrants issued to YA II to eliminate or modify certain provisions such that all of the warrants will be exchanged for new warrants, or the New Warrants, which New Warrants shall be exercisable at $2.00 per share of BVI Pubco common stock (subject to adjustment as provided herein and therein) and shall expire on June 30, 2022.

Subject to, and upon closing of the transactions contemplated by the Acquisition Agreement, securities issued in connection with the payment of the indebtedness owing to YA II, will include, but not be limited to, the amortization of such indebtedness and the conversion of such indebtedness into up to 1,000,000 shares of the Company’s common stock at a price of not less than $1.10 per share and up to 250,000 shares of Company’s common stock at a price of not less than $1.00 per share.

As of February 21, 2019, the Company issued to YA II 250,000 shares of its common stock as part of a conversion of $250 of the Series A Debenture at a conversion price of $1.00 per share.

On March 13, 2019, the Company issued an additional 996,817 shares of its common stock as part of a conversion of $1,000 of the Series A Debenture at a conversion price of $1.10 per share.

NOTE 4 — DISCONTINUED OPERATION

On December 31, 2017, the Company, Enertec Systems 2001 Ltd., or Enertec, previously our wholly owned subsidiary, and Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which the Company agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250 as well as assume up to $4,000 of Enertec debt. Enertec met the definition of a component as defined by Accounting Standards Codification, or ASC, Topic 205. The Company believes the sale represented a strategic shift in its business. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. On May 22, 2018, the Company closed on the sale, or the Closing, of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

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

NOTE 4 — DISCONTINUED OPERATION (Cont.)

The following is the composition from discontinued operation through March 31, 2019 and December 31, 2018:

	Three months ended March 31,
	2019	2018

Revenues	$-	2,578
Cost of revenues	-	1,931
Gross profit	-	647
Operating expenses:
Research and development	-	58
Selling and marketing	-	119
General and administrative	-	260
Total operating expenses	-	437
Profit (loss) from operations	-	210

Finance income (expense), net	-	99
Profit (loss) before provision for income taxes	-	111
Taxes on income		-
Net profit (loss)	-	111

	Three months ended March 31,
	2019	2018

Net cash provided by (used in) operating activities	$-	255
Net cash provided by (used in) investing activities	-	(10)
Net cash provided by (used in) financing activities	-	(266)

NET CASH INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	-	(21)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	-	4,503
TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$-	4,482

NOTE 5 — LOSS OF CONTROL OF SUBSIDIARY

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our current voting interest in Micronet stands at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the loss of control of Micronet. As a result, effective as of February 24, 2019, we no longer include Micronet’s operating results in our financial statements. Therefore, commencing from February 24, 2019, the Company will account for the investment in Micronet in accordance with the equity method.

While Micronet is a publicly traded company in Israel, its shareholder base is widely spread and we continue to be Micronet’s largest shareholder, controlling 39.53% of its issued and outstanding shares. We believe that since most items that may require shareholder approval required majority consent, we exert a high level of influence over such voting matters which may include the appointment and removal of directors. In that regard, to date, we have appointed a majority of the directors of Micronet’s board of directors.

Based on the above, although we are unable to fully consolidate Micronet’s financial statements according to U.S. GAAP, we also do not consider Micronet to be a discontinued operation since we consider ourselves in effective control of Micronet and the raising of equity by Micronet that diluted our interests was done in order to continue its operations.

The following is the composition from Micronet’s operation for the three months ended March 31, 2019 and March 31, 2018, respectively:

	Three months ended March 31,
	2019	2018
Revenues	$1,550	$5,980

Gross profit (loss)	(6)	1,722
Income (loss) from operations	(1,041)	(366)

Net profit (loss)	$(1,108)	(247)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	Continuing minority stake in Micronet’s share capital;

●	the organic and non-organic growth of our business;

●	our financing needs and our ability to continue to raise capital;

●	financing strategies;

●	use of proceeds from any future financing, if any;

●	the sufficiency of our capital resources; and

●	the proposed transaction with BNN Technology PLC.

Our business is subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  Readers are also urged to carefully review and consider the various disclosures we have made in that report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company’s business relates to its ownership interest in its Israel-based subsidiary, Micronet Ltd., or Micronet, in which the Company previously held a majority ownership interest that has since been diluted to a minority ownership interest. Micronet operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments.

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our current voting interest in Micronet stands at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing from February 24, 2019, the Company will account for the investment in Micronet in accordance with the equity method.

On December 31, 2017, the Company, Enertec Systems 2001 Ltd., or Enertec, previously our wholly owned subsidiary, and Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which the Company agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250,000 as well as assume up to $4,000,000 of Enertec debt. Enertec met the definition of a component as defined by Accounting Standards Codification Topic 205. The Company believes the sale represents a strategic shift in its business. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. On May 22, 2018, the Company closed on the sale, or the Closing, of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

At the Closing, the Company received aggregate gross proceeds of approximately $4,700, 000, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. Therefore, the Company has recorded such escrowed amount on its balance sheet as restricted cash and a liability. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the Closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at the closing date was $6,844,000.

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

Loss of Control of Micronet Ltd.

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our current voting interest in Micronet stands at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the loss of control of Micronet. As a result, effective as of February 24, 2019, we no longer include Micronet’s operating results in our financial statements. Therefore, commencing from February 24, 2019, the Company will account for the investment in Micronet in accordance with the equity method.

While Micronet is a publicly traded company in Israel, its shareholder base is widely spread and we continue to be Micronet’s largest shareholder, controlling 39.53% of its issued and outstanding shares. We believe that since most items that may require shareholder approval required majority consent, we exert a high level of influence over such voting matters which may include the appointment and removal of directors. In that regard, to date, we have appointed a majority of the directors of Micronet’s board of directors.

Based on the above, although we are unable to fully consolidate Micronet’s financial statements according to U.S. GAAP, we also do not consider Micronet to be a discontinued operation since we consider ourselves in effective control of Micronet and the raising of equity by Micronet that diluted our interests was done in order to continue its operations.

The following is the composition from Micronet’s operation for the three months ended March 31, 2019 and March 31, 2018, respectively:

	Three months ended March 31,
	2019	2018
Revenues	$1,550	$5,980

Gross profit (loss)	(6)	1,722
Income (loss) from operations	(1,041)	(366)

Net profit (loss)	$(1,108)	(247)

Results of Operations

As discussed above and in the footnotes to our financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, on February 24, 2019, as a result of a public offering by Micronet, our voting interest in Micronet (including voting power associated with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer) was reduced to 39.53% of the issued and outstanding shares of Micronet. Therefore, Micronet’s reports are consolidated in our financial statements from January 1, 2019 until February 24, 2019 only.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues for the three months ended March 31, 2019 were $477,000, compared to $5,980,000 for the three months ended March 31, 2018. This represents a decrease of $5,503,000, or 92%, for the three months ended March 31, 2019. The decrease in revenues for the three months ended March 31, 2019 is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019, as well as a decrease in customer orders, and their value, a trend that has continued from the fiscal year ended December 31, 2018.

Micronet is experiencing a significant decline in the rate at which it receives new orders. The decrease in orders received for the three months ended March 31, 2019 had a significant effect on the revenues recorded in the three months ended March 31, 2019.

Gross loss for the three months ended March 31, 2019 decreased by $2,091,000, to $369,000, and represents 77% of the revenues. This is in comparison to gross profit of $1,722,000 and 29% of the revenues for the three months ended March 31, 2018. The decrease in gross margin for the three months ended March 31, 2019 is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as the decrease in revenues and slow inventory reduction at Micronet.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three months ended March 31, 2019 were $198,000, compared to $454,000 for the three months ended March 31, 2018. This represents a decrease of $256,000, or 56%, for the three months ended March 31, 2019. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as a decrease in salary expenses due to the reduction of employees and subcontractors at Micronet.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three months ended March 31, 2019 were $990,000, compared to $1,212,000 for the three months ended March 31, 2018. This represents a decrease of $222,000, or 18%, for the three months ended March 31, 2019. The decrease is mainly the result of  the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as decreases in wages and professional services at Micronet and partially offset by (1) an increase associated with the issuance of options and shares to directors, employees and consultants, (2) an increase in salary to Mr. David Lucatz, our President and Chief Executive Officer, (3) an increase in professional consultant fees and (4) a provision for doubtful debts.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three months ended March 31, 2019 were $261,000, compared to $527,000 for the three months ended March 31, 2018. This represents a decrease of $266,000, or 50% , for the three months ended March 31, 2019. The decrease in research and development costs for the three months ended March 31, 2019 is primarily a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as a decrease in salary expenses due to a decrease in the number of employees at Micronet.

Loss from Operations

Our loss from operations for the three months ended March 31, 2019 was $1,838,000, or 385% of revenues, compared to loss from operations of $693,000, or 12% of revenues, for the three months ended March 31, 2018. The decrease in loss from operations for the three months ended March 31, 2019 is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as the decrease in revenues described above.

Financial Income (Expenses), net

Financial income, net for the three months ended March 31, 2019 was $76,000 compared to expenses of $392,000 for the three months ended March 31, 2018. This represents an increase in financial income of $468,000, for the three months ended March 31, 2019. The increase in financial income, net for the three months ended March 31, 2019, is primarily due to changes in currency exchange rates.

Net Profit/Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the three months ended March 31, 2019 was $910,000, compared to a net loss of $850,000 for the three months ended March 31, 2018. This represents an increase in net loss of $60,000 for the three months ended March 31, 2019, as compared to the same period last year. The increase in net loss for the three months ended March 31, 2019 is primarily attributable to the decrease in revenues and the change in the consolidation period relating to the Company’s holdings of Micronet’s equity securities.

Liquidity and Capital Resources

The Company finances its operations through loans and securities offerings. The loans are divided into bank loans and loans from YA II PN Ltd., or YA II, as described below.

As of March 31, 2019, our total cash and cash equivalents balance was $347,000, as compared to $2,174,000 as of December 31, 2018. This reflects a decrease of $1,827,000 in cash and cash equivalents. The decrease in cash and cash equivalents is primarily a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019, and partially offset by the repayment of loans from YA II.

On December 31, 2017, the Company, Enertec and our previously wholly owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which the Company agreed to sell the entire share capital of Enertec to Coolisys. On May 22, 2018, the Company completed the Closing. At the Closing, the Company received aggregate gross proceeds of approximately $4.7 million, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec’s debts at the Closing. In addition, Coolisys also assumed approximately $4.0 million of Enertec’s debt.

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

Prior to March 29, 2018, the Company and MICT Telematics (formerly known as Enertec Electronics Ltd.) entered into a series of Note Purchase Agreements with YA II, whereby YA II purchased an aggregate of $3.2 million of notes from the Company.

On March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA, whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3.2 million, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1.8 million, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of certain promissory notes issued by the Company to YA on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3.2 million. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1.8 million. At the closing of the transactions contemplated by the securities purchase agreement, the Company agreed to pay YA II, or its designee, a commitment fee of $90,000, an extension fee of $50,000 relating to the prior extension of the secured promissory note issued on August 22, 2017, and $126,786.74 representing the accrued and unpaid interest on the Prior Notes.

Pursuant to the terms of the Series A Debentures, YA II may elect to convert the required payments due thereunder into the Company’s common stock at a fixed conversion price of $2.00 per share. In addition, the Company may, at its sole discretion, convert a required payment at a conversion price equal to 98.5% of the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately preceding a conversion, provided that such price may not be less than $0.50. In addition, pursuant to a Series A Debentures, the Company agreed to pay YA y $63,287 representing the remaining unpaid and accrued interest from one of the Prior Notes within 90 days.

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

In addition, pursuant to the terms of the securities purchase agreement, the Company agreed to issue to YA II a warrant to purchase up to 375,000 shares of the Company’s common stock at a purchase price of $2.00 per share, a warrant to purchase up to 200,000 shares of the Company’s common stock at a purchase price of $3.00 per share and a warrant to purchase up to 112,500 shares of the Company’s common stock at a purchase price of $4.00 per share.

In conjunction with the issuance of the Series A Debentures and the Series B Debentures, a total of $273,787 in fees and expenses were deducted from the aggregate gross proceeds.

In addition, in June 2018, the Company made aggregate payments of $875,000 towards the repayment of the Series A Debentures.

On July 3, 2018, the Company made a payment of $1 million towards the repayment of the Series A Debentures. In addition, on July 5, 2018, the Company issued shares at a conversion price of $1.1158 as repayment of $125,000 of the Series A Debentures.

On February 21, 2019 and on March 13, 2019, the Company issued to YA II 250,000 shares and 996,817 shares of its common stock, respectively, as a conversion of $1.25 million at a conversion price of $1.10 per share of the Series A Debentures. As of the date hereof, the current outstanding balance of indebtedness owed to YA II is $1.75 million.

On December 17, 2018, the Company entered into an agreement with YA II, or the YA Agreement, with respect to (i) the Series A Debentures and the Series B Debenture, and (ii) the warrants to purchase an aggregate of 1,187,500 shares of the Company’s common stock held by YA, with exercise prices ranging from $1.50 to $4.00 and expiration dates ranging from June 30, 2021 to March 29, 2023, or collectively, the Warrants.

Pursuant to the YA Agreement, in connection with the transactions contemplated by the Acquisition Agreement and effective upon the consummation of the acquisition, the Warrants shall be replaced by certain new warrants, or the Replacement Warrants, exercisable at $2.00 per share for a number of ordinary shares of BVI Pubco equal to the number of shares underlying the Warrants immediately prior to the effectiveness of the acquisition (subject to adjustment as described therein). YA II also agreed that it would not convert the Series A Debentures and the Series B Debenture into more than one million shares of the Company’s common stock during the period between the execution of the YA Agreement and the earlier to occur of the effectiveness of the acquisition or the termination of the Acquisition Agreement.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of the date of the Mercantile Loan, the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of March 31, 2019, the fair value of this Phantom Stock Option was less than $0.

As of March 31, 2019, our total current assets were $459,000, as compared to $7,868,000 on December 31, 2018. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Our trade accounts receivable at March 31, 2019 were $0 as compared to $1,010,000 at December 31, 2018. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

As of March 31, 2019, our working capital was a deficit of $1,825,000, as compared to a deficit of $684,000 at December 31, 2018. The increase is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

As of March 31, 2019, our total debt, excluding any debt associated with our discontinued operation, was $1,978,000 as compared to $5,810,000 on December 31, 2018. The decrease in total debt is primarily due to the (i) dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 and (ii) the issuance of 1,246,817 shares of the Company’s common stock to YA II in order to reduce the amount owed under the Series A Debentures.

As of March 31, 2019, our bank and other debt is composed of short-term loans amounting to $244,000 compared to $2,806,000 on December 31, 2018.

Our current debt includes the bank debt of our subsidiaries as described above and loans from YA II :

●	Our bank debt is composed of short-term loans to MICT Telematics amounting to $244,000 as compared to $2,806,000, which includes both MICT Telematics and Micronet, as of December 31, 2018. These short-term loans bear interest at a rate of Prime (currently 1.60%) plus 2.45%. The bank loan has a maturity date of July 1, 2019.

●	MICT Telematics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. MICT Telematics had not met all of its bank covenants as of December 31, 2018 and March 31, 2019 and as a result, a portion of amounts owed by us under this bank loan were accelerated to the bank prior to their maturity date.

●	As described above, on March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) the Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200,000 and (2) the Series B Convertible Debenture in the principal aggregate amount of $1,800,000. As of March 31, 2019, we paid $1,450,000 of the principal balance of the Series A Convertible Debentures and $1,800,000 of the Series B Convertible Debenture.

Financing Needs

The Company will be required to support its own operational financial needs which include, among others, our general and administrative costs (such as for our various consultants in regulatory, tax, legal, accounting and other areas of business) and our financing costs related to the loans and funding instruments assumed by us.

In 2019, the Company expects to pay off all of its bank loans in the amount of $244,000 and the principal of the YA II loans in the aggregate amount of $1,750,000. The Company expects to pay the debt upon and as part of the closing of the transactions contemplated by the Acquisition Agreement and/or using our issuance of shares of its common stock or possibly through additional debt or equity financings. The Company intends to satisfy its liquidity through the sale of its securities, either in public or private transactions, through the closing of the transactions contemplated by the Acquisition Agreement or pursuant to a break up fee, if applicable, that the Company may be entitled to receive pursuant to the terms of the Acquisition Agreement,

The Company filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process, which was declared effective on July 31, 2017. Under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30,000,000, subject to certain limitations as set forth in General Instruction I.B.6. of Form S-3, pursuant to which we have sold approximately $1,000,000 of our securities to date.

Based on our current business plan and existing loans, we anticipate that our existing cash balances and cash generated from future income will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Quarterly Report.  Currently, the only main external sources of liquidity are our banks, and the YA II loans, and we therefore may seek additional financing from them or through securities offerings in the next 12 months. The Company may also satisfy its liquidity through the sale of its securities, either in public or private transactions, through the closing of the transactions contemplated by the Acquisition Agreement or pursuant to a break up fee, if applicable, that the Company may be entitled to receive pursuant to the terms of the Acquisition Agreement. We intend to use such funds in order to sustain or expand our operations and refinance our various debts . However, we may also undertake additional debt or conduct equity financings (including sales of common stock, warrants or units under our shelf registration statement) to better enable us to support or grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all. Further, there is no assurance that we will be able to borrow additional funds on favorable terms or at all.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mrs. Moran Amran, the Company’s Controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: May 20, 2019	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Moran Amran
		Name:	Moran Amran
		Title:	Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith