Form 10-Q
period 2019-06-30
MICT, Inc.
filed 2019-08-14
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2019

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

As of August 14, 2019, there were 11,009,532 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$56	$2,174
Trade accounts receivable, net	-	1,010
Inventories	-	4,345
Other accounts receivable	130	339
Total current assets	186	7,868

Property and equipment, net	25	661
Intangible assets, net and others	-	434
Long-term deposit and prepaid expenses	-	703
Restricted cash escrow	477	477
Micronet Ltd. investment	1,306	-
Total long-term assets	1,808	2,275

Total assets	$1,994	$10,143

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$251	$2,806
Short term credit from others and current portion of long term loans from others	1,743	3,004
Trade accounts payable	-	1,531
Other accounts payable	339	1,211
Total current liabilities	2,333	8,552

Long term escrow	477	477
Accrued severance pay, net	49	110
Total long term liabilities	526	587

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of June 30, 2019
Common stock; $0.001 par value, 25,000,000 shares authorized, 11,009,532 and 9,342,088 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	11	9
Additional paid in capital	13,893	11,905
Accumulated other comprehensive (loss)	-	(117)
Accumulated loss	(14,769)	(12,757)
MICT, Inc. stockholders’ equity	(865)	(960)

Non-controlling interests	-	1,964

Total equity	(865)	1,004

Total liabilities and equity	$1,994	$10,143

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018

Revenues	$477	$10,681	$-	$4,701
Cost of revenues	846	7,427	-	3,169
Gross profit (loss)	(369)	3,254	-	1,532

Operating expenses:
Research and development	261	1,032	-	505
Selling and marketing	198	834	-	380
General and administrative	1,660	2,526	670	1,314
Amortization of intangible assets	20	438	-	216
Total operating expenses	2,139	4,830	670	2,415

Loss from operations	(2,508)	(1,576)	(670)	(883)
Share in investee losses	(405)	-	(405)	-
Net profit from loss of control	299	-	-	-
Financial (income) expenses, net	(54)	852	22	460
Loss before provision for income taxes	(2,560)	(2,428)	(1,097)	(1,343)
Provision for income taxes	8	4	5	4

Net loss from continued operation	(2,568)	(2,432)	(1,102)	(1,347)
Net profit from discontinued operation (includes capital gain from disposal amounting to $6,844)	-	4,894	-	4,783
Total net profit (loss)	(2,568)	2,462	(1,102)	3,436
Net loss attributable to non-controlling interests	(556)	(184)	-	(60)

Net profit (loss) attributable to MICT, Inc.	(2,012)	2,646	(1,102)	3,496

Earnings (loss) per share attributable to MICT, Inc.
Basic and diluted loss per share from continued operation	$(0.19)	$(0.25)	$(0.10)	$(0.14)
Basic and diluted earnings per share from discontinued operation	-	0.54	-	0.52

Weighted average common shares outstanding:	10,365,744	9,007,684	11,009,199	9,144,465

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018

Net income (loss)	$(2,568)	$2,462	$(1,102)	$3,436
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(143)	(647)	-	(780)
Total comprehensive income (loss)	(2,711)	1,815	(1,102)	2,656
Comprehensive (loss) attributable to non-controlling interests	(463)	(553)	-	(120)
Comprehensive (loss) income attributable to MICT, Inc.	$(2,248)	$2,368	$(1,102)	$2,776

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2018	9,342,115	9	11,905	(12,757)	(117)	1,964	1,004
Shares issued to service providers and employees	420,600	-	533	-	-	-	533
Stock based compensation	-	-	39	-	-	-	39
Comprehensive loss	-	-	-	(2,012)	(306)	(393)	(2,711)
Stock based compensation in subsidiary	-	-	70	-	-	(70)	0
Loss of control of subsidiary	-	-	-	-	423	(1,501)	(1,078)
Issuance of shares, net	1,246,817	2	1,346	-	-	-	1,348
Balance, June 30, 2019	11,009,532	11	13,893	(14,769)	0	0	(865)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2017	8,645,656	8	10,881	(10,147)	(363)	5,595	5,974
Shares issued to service providers and employees	42,500	-	51	-	-	-	51
Issuance of warrants	-	-	28	-	-	-	28
Comprehensive loss	-	-	-	2,646	(141)	(690)	1,815
Stock based compensation in subsidiary	-	-	(137)	-	-	137	0
Issuance of shares, net	456,309	1	478	-	-	-	479
Balance, June 30, 2018	9,144,465	9	11,301	(7,501)	(504)	5,042	8,347

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, March 31, 2019	10,734,232	11	13,518	(13,667)	-	-	(138)
Shares issued to service providers and employees	275,300	-	358	-	-	-	358
Stock based compensation	-	-	17	-	-	-	17
Comprehensive loss	-	-	-	(1,102)	-	-	(1,102)
Balance, June 30, 2019	11,009,532	11	13,893	(14,769)	0	0	(865)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, March 31, 2018	9,144,465	9	11,364	(10,997)	154	5,163	5,692
Comprehensive loss	-	-	-	3,496	(658)	(184)	2,655
Stock based compensation in subsidiary	-	-	(63)	-	-	63	-
Balance, June 30, 2018	9,144,465	9	11,301	(7,501)	(504)	5,042	8,347

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) from continued operations	$(2,565)	$4,412

Adjustments to reconcile net income to net cash provided by operating activities:
Profit from loss of control	(299)	(6,844)
Share in investee losses	405	-
Depreciation and amortization	86	592
Change in fair value of derivatives, net	-	(10)
Accrued interest and exchange rate differences on bank loans	109	(97)
Extinguishment of loan costs and commissions	-	360
Accrued interest and exchange rate differences on loans from others	85	(38)
Stock-based compensation for employees and consultants	502	189
Decrease in trade accounts receivable, net	672	1,303
Decrease in inventories	348	180
Decrease in accrued severance pay, net	(7)	(8)
Decrease (increase) in other accounts receivable	(312)	541
Increase in trade accounts payable	(394)	(1,471)
Increase (decrease) in other accounts payable	15	(1,404)
Net cash (used in) operating activities	$(1,355)	$(2,295)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Consideration from disposal of discontinued operation	$-	$4,295
Purchase of property and equipment	(57)	(179)
Deconsolidation of Micronet Ltd. (Appendix A)	(608)	-
Net cash (used by) provided investing activities	$(665)	$4,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$(101)	$(411)
Receipt of loans from others, net	-	4,971
Extinguishment of loan costs	-	(360)
Repayment of short term loans	-	(4,413)
Issuance of shares, net	-	479
Issuance of warrants net	-	28
Net cash (used by) provided financing activities	$(101)	$294

NET CASH (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,121)	2,115

Cash, Cash Equivalents and restricted cash at the beginning of the period	2,174	2,398

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	3	(51)
Cash, Cash Equivalents and restricted cash at end of the period	$56	$4,462

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$135	$503
Taxes	$3	$7

Appendix A: Micronet Ltd.

February 24, 2019
Working capital other than cash	(2,301)
Finance lease	359
Accrued severance pay, net	60
Translation reserve	(423)
Micronet Ltd investment in fair value	1,711
Non-controlling interests	1,501
Net profit from loss of control	(299)
Cash	608

Appendix B: Non Cash Transaction

As of February 21, 2019, the Company issued to YA II PN Ltd., a Cayman Island exempt limited partnership and affiliate of Yorkville Advisors Global, LLC, or YA II, 250,000 shares of its common stock as part of a conversion of $250 of certain Series A Convertible Debentures at a conversion price of $1.00 per share.

On March 13, 2019, the Company issued an additional 996,817 shares of its common stock as part of a conversion of $1,000 of certain Series A Convertible Debentures at a conversion price of $1.10 per share.

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

The Company’s business relates to its ownership interest in its Israel-based, a former subsidiary, Micronet Ltd., or Micronet, in which the Company previously held a majority ownership interest that has since been diluted to a minority ownership interest. Micronet operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments.

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our current voting interest in Micronet stands at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing from February 24, 2019, the Company account for the investment in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net profit of $299 in February 2019.

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

In July 2019, the Company paid all of its outstanding bank loans in the amount of $251 and expects to pay the outstanding principal balance of the Series A Convertible Debentures issued and sold to YA II in the aggregate amount of $1,743 by the end of 2019.

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

On June 4, 2019, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell 3,181,818 shares of newly designated Series A Convertible Preferred Stock with a stated value of $2.20 per share, or the Preferred Stock. The Preferred Stock, which shall be convertible into up to 6,363,636 shares of common stock of the Company, was sold together with certain common stock purchase warrants, or the Preferred Warrants, to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7 million to the Company, or the Preferred Offering.

Concurrently with the Preferred Offering, the Company entered into a Securities Purchase Agreement, or the Note Purchase Agreement, with BNN, pursuant to which BNN agreed to purchase from the Company $2 million of convertible notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and the Company, or collectively, the Convertible Notes. The Convertible Notes, which shall be convertible into up to 2,727,272 shares of common stock, shall be sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The Convertible Notes shall have a duration of two years.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold 2,386,363 shares of Preferred Stock and 3,579,544 accompanying Preferred Warrants for aggregate gross proceeds of $5,250,000.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America, or U.S. GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year 2019 or for other interim periods or for future years. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Furthermore, from February 24, 2019 the Company will account for the investment in Micronet in accordance with the equity method, and therefore, the results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year 2019 or for other interim periods or for future years.

Principles of Consolidation

The accompanying financial statements are prepared in accordance with U.S. GAAP.

Note 3 — Loans from others

On March 29, 2018, the Company and MICT Telematics Ltd. (formerly known as Enertec Electronics Ltd.), or MICT Telematics, a subsidiary of the Company, executed and closed on a securities purchase agreement with YA II whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1,800, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of certain promissory notes issued by the Company to YA II on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, with a total outstanding aggregate principal amount of $3,200. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1,800.

In addition, pursuant to the terms of the securities purchase agreement, the Company agreed to issue to YA II a warrant to purchase up to 375,000 shares of the Company’s common stock at an exercise price of $2.00 per share, a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $3.00 per share and a warrant to purchase up to 112,500 shares of the Company’s common stock at an exercise price of $4.00 per share.

In conjunction with the issuance of the Series A Debentures and the Series B Debentures, a total of $273 in fees and expenses were deducted from the aggregate gross proceeds and paid to YA II.

Note 3 — Loans from others (Cont.)

As of February 21, 2019, the Company issued to YA II 250,000 shares of its common stock as part of a conversion of $250 of the Series A Debenture at a conversion price of $1.00 per share.

On March 13, 2019, the Company issued an additional 996,817 shares of its common stock as part of a conversion of $1,000 of the Series A Debenture at a conversion price of $1.10 per share.

Concurrently with the Preferred Offering (as defined in Note 7), the Company entered into a Note Purchase Agreement, or the Note Purchase Agreement, with BNN, pursuant to which BNN agreed to purchase from the Company $2,000 of convertible notes which subscription amount shall be subject to increase by up to an additional $1,000 as determined by BNN and the Company, or collectively, the Convertible Notes. The Convertible Notes issued to date, which shall be convertible into up to 2,727,272 shares of common stock, were sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The Convertible Notes have a duration of two years from the date of issuance. See also note 7.

Note 4 — Stockholders' Equity (Deficiency)

On February 7, 2019, and on April 4, 2019, the Company issued 145,300 and 275,300, respectively, shares of its common stock to its lawyers, directors and consultants. The Company recognized total expenses of $533 in the six months ended on June 30, 2019.

NOTE 5 — DISCONTINUED OPERATION

On December 31, 2017, the Company, Enertec Systems 2001 Ltd., or Enertec, previously our wholly-owned subsidiary, and Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which the Company agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250 as well as assume up to $4,000 of Enertec debt. Enertec met the definition of a component as defined by Accounting Standards Codification, or ASC, Topic 205. The Company believes the sale represented a strategic shift in its business. Accordingly, its assets and liabilities were classified as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. On May 22, 2018, the Company closed on the sale, or the Closing, of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

At the Closing, the Company received aggregate gross proceeds of approximately $4,700, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims (see Note 7). Therefore, the Company has recorded such escrowed amount on its balance sheet as restricted cash and a liability. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the Closing. In addition, Coolisys also assumed approximately $4,000 of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at the closing date was approximately $6,800.

NOTE 6 — LOSS OF CONTROL OF SUBSIDIARY

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

NOTE 6 — LOSS OF CONTROL OF SUBSIDIARY (Cont.)

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

The following is the composition from Micronet’s operation for the six months ended June 30, 2019 and June 30, 2018, respectively:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Revenues	1,477	$3,027

Gross profit (loss)	(85)	(91)
Loss from operations	(1,169)	(2,210)

Net Loss	(1,192)	$(2,300)

NOTE 7 — SUBSEQUENT EVENTS

On June 4, 2019, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell 3,181,818 shares of newly designated Series A Convertible Preferred Stock with a stated value of $2.20 per share, or the Preferred Stock. The Preferred Stock, which is convertible into up to 6,363,636 shares of common stock of the Company, shall be sold together with certain warrants to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7,000 to the Company, or the Preferred Offering. Between July 29, 2019 and July 31, 2019, the Company completed closings of the Preferred Offering, pursuant to which it sold 2,386,363 shares of Preferred Stock and 3,579,544 accompanying warrants for aggregate gross proceeds of $5,250.

On July 18, 2019, the Company received a written notice from Coolisys directed to the escrow agent, IBI Trust Management, regarding the funds being held in escrow relating to the Share Purchase Agreement relating to the sale of Enertec. The notice alleges that certain escrowed funds should not be released to the Company to satisfy certain claims for indemnity that are being asserted against Enertec Management Ltd. As a result, the escrow agent is therefore required to reserve all of the escrowed funds until the matter is resolved.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold an aggregate of 2,386,363 shares of Preferred Stock and 3,579,544 accompanying warrants for aggregate gross proceeds of $5,250.

The Company received $1,500 on July 31, 2019 (after payment of certain offering expenses) in connection with the Convertible Notes – See note 3.

In order to mitigate the effect and manage the delays and decrease in its sales, Micronet intends to continue implementing operational and business processes with the aim of increasing its efficiency, particularly related to its manufacturing process, increasing credit lines and sources from banks or other funding sources (such as government grants) and engaging in the realization of its real estate asset. Micronet is also examining additional possibilities for raising capital in the public and private markets. In addition, it received a commitment from the Company for financial support in the amount of up to $500, in the absence of its ability to secure other sources of financing.

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

On July 18, 2019, the Company received a written notice from Coolisys directed to the escrow agent, IBI Trust Management, regarding the funds being held in escrow relating to the Share Purchase Agreement relating to the sale of Enertec. The notice alleges that certain escrowed funds should not be released to the Company to satisfy certain claims for indemnity that are being asserted against Enertec Management Ltd. As a result, the escrow agent is therefore required to reserve all of the escrowed funds until the matter is resolved.

On December 18, 2018, the Company, Global Fintech Holdings Ltd., a British Virgin Islands corporation, or BVI Pubco, GFH Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of BVI Pubco, or Merger Sub, BNN Technology PLC, a United Kingdom Private limited company, or BNN, Brookfield Interactive (Hong Kong) Limited, a Hong Kong company and a subsidiary of BNN, or BI China, ParagonEx LTD, a British Virgin Islands company, or ParagonEx, certain holders of ParagonEx’s outstanding ordinary shares and a trustee thereof, and Mark Gershinson, in the capacity as the representative of the ParagonEx sellers, entered into an Acquisition Agreement, or the Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Acquisition Agreement, Merger Sub will merge with and into the Company, as a result of which each outstanding share of the Company’s common stock and warrant to purchase the same shall be cancelled in exchange for the right of the holders thereof to receive 0.93 substantially equivalent securities of BVI Pubco, after which BVI Pubco will acquire (i) all of the issued and outstanding securities of BI China in exchange for newly issued ordinary shares of BVI Pubco and (ii) all of the issued and outstanding ordinary shares of ParagonEx for a combination of cash in the amount equal to approximately $25 million (the majority of which was raised in a private placement by BVI Pubco), unsecured promissory notes and newly issued ordinary shares of BVI Pubco. On June 5, 2019, BNN announced that it had terminated its tender offer to purchase up to 1,953,423 shares of the Company’s common stock in accordance with the Acquisition Agreement.

On June 4, 2019, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell 3,181,818 shares of newly designated Series A Convertible Preferred Stock with a stated value of $2.20 per share, or the Preferred Stock. The Preferred Stock, which shall be convertible into up to 6,363,636 shares of common stock of the Company, was sold together with certain common stock purchase warrants, or the Preferred Warrants, to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7 million to the Company, or the Preferred Offering.

Concurrently with the Preferred Offering, the Company entered into a Securities Purchase Agreement, or the Note Purchase Agreement, with BNN, pursuant to which BNN agreed to purchase from the Company $2 million of convertible notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and the Company, or collectively, the Convertible Notes. The Convertible Notes, which shall be convertible into up to 2,727,272 shares of common stock, shall be sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The Convertible Notes shall have a duration of two years.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold 2,386,363 shares of Preferred Stock and 3,579,544 accompanying Preferred Warrants for aggregate gross proceeds of $5,250,000.

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

The following is the composition from Micronet’s operation for the six months ended June 30, 2019 and June 30, 2018, respectively:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Revenues	1,477	$3,027

Gross profit (loss)	(85)	(91)
Loss from operations	(1,169)	(2,210)

Net Loss	(1,192)	$(2,300)

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

Three and Six Months Ended June 30, 2019, Compared to Three and Six Months Ended June 30, 2018

Revenues for the three and six months ended June 30, 2019 were $0 and $477,000, respectively, compared to $4,701,000 and $10,681,000 for the three and six months ended June 30, 2018, respectively. This represents a decrease of $4,701,000 and $10,204,000, respectively, or 100% and 96%, for the three and six months ended June 30, 2019, respectively. The decrease in revenues for the three and six months ended June 30, 2019 is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019, as well as a decrease in customer orders, and their value, a trend that has continued from the fiscal year ended December 31, 2018.

Gross loss for the three and six months ended June 30, 2019 decreased by $1,532,000 and $3,623,000, respectively, to $0 and $369,000, and represents 0% and 77%, respectively of the revenues. This is in comparison to gross profit of $1,532,000 and $3,254,000, and represents 33% and 30% of the revenues for the three and six months ended June 30, 2018, respectively. The increase in gross loss for the three and six months ended June 30, 2019 is mainly a result of the deconsolidation of Micronet as well as the decrease in revenues and slow inventory reduction at Micronet for the two month period that Micronet consolidated.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and six months ended June 30, 2019 were $0 and $198,000, respectively, compared to $380,000 and $834,000 for the three and six months ended June 30, 2018, respectively. This represents a decrease of $380,000 and $636,000, or 100% and 76%, for the three and six months ended June 30, 2019, respectively. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as a decrease in salary expenses due to the reduction of employees and subcontractors at Micronet.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and six months ended June 30, 2019 were $670,000 and $1,660,000, respectively, compared to $1,314,000 and $2,526,000 for the three and six months ended June 30, 2018, respectively. This represents a decrease of $644,000 and $866,000, respectively, or 49% and 34%, for the three and six months ended June 30, 2019, respectively. The decrease is mainly the result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as decreases in wages and professional services at Micronet and partially offset by (1) an increase associated with the issuance of options and shares to directors, employees and consultants, and (2) a provision for doubtful debts.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials, and sub-contractors, for the three and six months ended June 30, 2019, were $0 and $261,000, respectively, compared to $505,000 and $1,032,000 for the three and six months ended June 30, 2018, respectively. This represents a decrease of $505,000 and $771,000, or 100% and 75%, for the three and six months ended June 30, 2019, respectively. The decrease in research and development costs for the three and six months ended June 30, 2019 is primarily a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as a decrease in salary expenses due to a decrease in the number of employees at Micronet.

Loss from Operations

Our loss from operations for the three and six months ended June 30, 2019 was $670,000 and $2,508,000, compared to a loss from operations of $883,000 and $1,576,000, for the three and six months ended June 30, 2018, respectively. The decrease in loss from operations for the three and six months ended June 30, 2019 is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as the decrease in revenues described above.

Financial Income (Expenses), net

Financial (income) expenses, net for the three and six months ended June 30, 2019 were $(22,000) and $54,000 compared to $460,000 and $852,000 for the three and six months ended June 30, 2018, respectively. This represents a decrease in financial expenses of $438,000 and $906,000, for the three and six months ended June 30, 2019. The decrease in financial income, net for the three months ended June 30, 2019, is primarily due to changes in currency exchange rates.

Net Profit/Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the three and six months ended June 30, 2019, respectively, was $1,102,000 and $2,012,000, compared to net income of $3,496,000 and $2,646,000 for the three and six months ended June 30, 2018, respectively. This represents a change of $4,598,000 and $4,658,000 for the three and six months ended June 30, 2019, respectively, as compared to the same period last year. The increase in net loss for the three and six months ended June 30, 2019 is primarily attributable to the decrease in revenues and the change in the consolidation period relating to the Company’s holdings of Micronet’s equity securities.

Liquidity and Capital Resources

The Company finances its operations through loans and securities offerings. The loans are divided into bank loans and loans from YA II PN Ltd., or YA II, as described below.

As of June 30, 2019, our total cash and cash equivalents balance was $56,000, as compared to $2,174,000 as of December 31, 2018. This reflects a decrease of $2,118,000 in cash and cash equivalents. The decrease in cash and cash equivalents is primarily a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

On June 4, 2019, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell 3,181,818 shares of Preferred Stock. The Preferred Stock, which shall be convertible into up to 6,363,636 shares of common stock, was sold together with the Preferred Warrants to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7 million to the Company, or the Preferred Offering.

Concurrently with the Preferred Offering, the Company entered into a Note Purchase Agreement with BNN, pursuant to which BNN agreed to purchase from the Company $2 million of Convertible Notes. The Convertible Notes, which shall be convertible into up to 2,727,272 shares of common stock, were sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of Common Stock. The Convertible Notes shall have a duration of two years.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold an aggregate of 2,386,363 shares of Preferred Stock and accompanying warrants to purchase 3,579,544 shares of common stock for aggregate gross proceeds of $5,250,000.

On December 31, 2017, the Company, Enertec and our previously wholly-owned subsidiary, Enertec Management Ltd., entered into a Share Purchase Agreement with Coolisys, a subsidiary of DPW, pursuant to which the Company agreed to sell the entire share capital of Enertec to Coolisys. On May 22, 2018, the Company completed the Closing. At the Closing, the Company received aggregate gross proceeds of approximately $4.7 million, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec’s debts at the Closing. In addition, Coolisys also assumed approximately $4.0 million of Enertec’s debt.

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

On July 18, 2019, the Company received a written notice from Coolisys directed to the escrow agent, IBI Trust Management, regarding the funds being held in escrow relating to the Share Purchase Agreement relating to the sale of Enertec. The notice alleges that certain escrowed funds should not be released to the Company to satisfy certain claims for indemnity that are being asserted against Enertec Management Ltd. As a result, the escrow agent is therefore required to reserve all of the escrowed funds until the matter is resolved.

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

Pursuant to the terms of the Series A Debentures, YA II may elect to convert the required payments due thereunder into the Company’s common stock at a fixed conversion price of $2.00 per share. In addition, the Company may, at its sole discretion, convert a required payment at a conversion price equal to 98.5% of the lowest daily volume-weighted average price of the Company’s common stock during the ten consecutive trading days immediately preceding a conversion, provided that such price may not be less than $0.50. In addition, pursuant to a Series A Debentures, the Company agreed to pay YA y $63,287 representing the remaining unpaid and accrued interest from one of the Prior Notes within 90 days.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bears interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion is due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion is due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile Short Term Portion in the amount of the date of the Mercantile Loan, the exercise price of the Phantom Stock Options is higher than the market price of the Option Shares. As of June 30, 2019, the fair value of this Phantom Stock Option was less than $0.

As of June 30, 2019, our total current assets were $186,000, as compared to $7,868,000 on December 31, 2018. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Our trade accounts receivable at June 30, 2019, were $0 as compared to $1,010,000 at December 31, 2018. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

As of June 30, 2019, our working capital was a deficit of $2,147,000, as compared to a deficit of $684,000 at December 31, 2018. The increase is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

As of June 30, 2019, our total debt, excluding any debt associated with our discontinued operation, was $1,994,000 as compared to $5,810,000 on December 31, 2018. The decrease in total debt is primarily due to the (i) dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 and (ii) the issuance of 1,246,817 shares of the Company’s common stock to YA II in order to reduce the amount owed under the Series A Debentures.

As of June 30, 2019, our bank and other debt is composed of short-term loans amounting to $251,000 compared to $2,806,000 on December 31, 2018.

Our current debt includes the bank debt of our subsidiaries as described above and loans from YA II:

●	Our bank debt is composed of short-term loans to MICT Telematics amounting to $251,000 as compared to $2,806,000, which includes both MICT Telematics and Micronet, as of December 31, 2018. These short-term loans bear interest at a rate of Prime (currently 1.60%) plus 2.45%. The bank loan had a maturity date of July 1, 2019 and was paid in full.

●	MICT Telematics has covenanted under its bank loan mainly that the Company will present separate financial statements equity of not less than 32.5% of total assets. MICT Telematics had not met all of its bank covenants as of December 31, 2018 and June 30, 2019 and as a result, a portion of amounts owed by us under this bank loan were accelerated to the bank prior to their maturity date.

●	As described above, on March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA II, whereby the Company issued and sold to YA II (1) the Series A Convertible Debentures in the aggregate principal aggregate amount of $3,200,000 and (2) the Series B Convertible Debenture in the principal aggregate amount of $1,800,000. As of June 30, 2019, we paid $1,450,000 of the principal balance of the Series A Convertible Debentures and $1,800,000 of the Series B Convertible Debenture.

Financing Needs

The Company will be required to support its own operational financial needs which include, among others, our general and administrative costs (such as for our various consultants in regulatory, tax, legal, accounting and other areas of business) and its financing costs related to the loans and funding instruments assumed by us.

In July 2019, the Company paid off all of its bank loans in the amount of $251,000 and expects to pay the principal outstanding balance of the YA II loans in the aggregate amount of $1,743,000 by the end of 2019. The Company expects to pay the debt upon and as part of the closing of the transactions contemplated by the Acquisition Agreement or by using the proceeds from the Preferred Offering or the issuance and sale of the Convertible Notes to BNN, or alternatively through additional debt or equity financings.

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

Based on our current business plan and existing loans, we anticipate that our existing cash balances and cash generated from potential future equity or debt offerings, will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Quarterly Report.  The Company may also satisfy its liquidity through the sale of its securities, either in public or private transactions, through the closing of the transactions contemplated by the Acquisition Agreement or pursuant to a break up fee, if applicable, that the Company may be entitled to receive pursuant to the terms of the Acquisition Agreement. We intend to use such funds in order to sustain or expand our operations and refinance our various debts. However, we may also undertake an additional debt or conduct equity financings (including sales of common stock, warrants or units under our shelf registration statement) to enable us better to support or grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mrs. Moran Amran, the Company’s Controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series a Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

4.1*	Form of Warrant
4.2*	Form of Warrant

10.1*	Form of Convertible Promissory Note

10.2*	Form of Securities Purchase Agreement for the purchase of Convertible Notes and warrants

10.3*	Form of Securities Purchase Agreement for the purchase of shares of Series A Convertible Preferred Stock and Preferred Warrants

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: August 14, 2019	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Moran Amran
		Name:	Moran Amran
		Title:	Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

C
Exhibit Number	Description
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series a Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

4.1*	Form of Warrant
4.2*	Form of Warrant

10.1*	Form of Convertible Promissory Note

10.2*	Form of Securities Purchase Agreement for the purchase of Convertible Notes and warrants

10.3*	Form of Securities Purchase Agreement for the purchase of shares of Series A Convertible Preferred Stock and Preferred Warrants

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith