Form 10-Q
period 2019-09-30
MICT, Inc.
filed 2019-11-14
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2019

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

As of November 14, 2019, there were 11,009,532 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,767	$2,174
Trade accounts receivable, net	—	1,010
Short term loan to Micronet Ltd.	190	—
Inventories	—	4,345
Other accounts receivable	110	339
Total current assets	6,067	7,868

Property and equipment, net	26	661
Intangible assets, net and others	—	434
Long-term deposit and prepaid expenses	—	703
Restricted cash escrow	477	477
Micronet Ltd. investment	1,058	—
Total long-term assets	1,561	2,275

Total assets	$7,628	$10,143

MICT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2019	December 31, 2018
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$-	$2,806
Short term credit from others and current portion of long term loans from others	2,057	3,004
Trade accounts payable	-	1,531
Other accounts payable	269	1,211
Total current liabilities	2,326	8,552

Long term loans from others	1,834	-
Long term escrow	477	477
Accrued severance pay, net	50	110
Total long term liabilities	2,361	587

Stockholders’ Equity:
Convertible Preferred stock; $0.001 par value, 2,386,363 and 0 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2	-
Common stock; $0.001 par value, 25,000,000 shares authorized, 11,009,532 and 9,342,088 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	11	9
Additional paid in capital	14,022	11,905
Additional paid in capital - preferred stock	4,827	-
Accumulated other comprehensive (loss)	58	(117)
Accumulated loss	(15,979)	(12,757)
MICT, Inc. stockholders’ equity	2,941	(960)

Non-controlling interests	-	1,964

Total equity	2,941	1,004

Total liabilities and equity	$7,628	$10,143

MICT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018

Revenues	$477	$12,897	$-	$2,216
Cost of revenues	846	9,589	-	2,162
Gross profit (loss)	(369)	3,308	-	54

Operating expenses:
Research and development	261	1,457	-	425
Selling and marketing	198	1,217	-	383
General and administrative	2,161	5,070	501	2,544
Amortization of intangible assets	20	652	-	214
Total operating expenses	2,640	8,396	501	3,566

Loss from operations	(3,009)	(5,088)	(501)	(3,512)
Share in investee losses	(771)	-	(366)	-
Net profit from loss of control	299	-	-	-
Financial expenses, net	(292)	(956)	(346)	(104)
Loss before provision for income taxes	(3,773)	(6,044)	(1,213)	(3,616)
Income (provision for taxes)	(5)	(566)	3	(562)

Net loss from continued operation	(3,778)	(6,610)	(1,210)	(4,178)
Net profit from discontinued operation (includes capital gain from disposal amounting to $6,844)	-	4,894	-
Total net loss	(3,778)	(1,716)	(1,210)	(4,178)
Net loss attributable to non-controlling interests	(556)	(1,726)	-	(1,542)

Net profit (loss) attributable to MICT, Inc.	(3,222)	10	(1,210)	(2,636)

Earnings (loss) per share attributable to MICT, Inc.
Basic and diluted loss per share from continued operation	$(0.30)	$(0.54)	$(0.11)	$(0.28)
Basic and diluted earnings per share from discontinued operation	-	0.54	-	-

Weighted average common shares outstanding:	10,583,496	9,107,034	11,009,532	9,342,155

MICT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018

Net (loss)	$(3,778)	$(1,716)	$(1,210)	$(4,178)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(143)	(514)	-	133
Comprehensive income attributable to investment in Micronet Ltd.	58	-	58	-
Total comprehensive (loss)	(3,863)	(2,230)	(1,152)	(4,045)
Comprehensive (loss) attributable to non-controlling interests	(463)	(1,984)	-	(1,431)
Comprehensive (loss) attributable to MICT, Inc.	$(3,400)	$(246)	$(1,152)	$(2,614)

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Common Stock		Common Stock		Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2018	-	-	9,342,115	9	11,905		(12,757)	(117)	1,964	1,004
Shares issued to service providers and employees			420,600		533					533
Stock based compensation					46					46
Comprehensive loss							(3,222)	(248)	(393)	(3,863)
Stock based compensation in subsidiary					70				(70)
Loss of control of subsidiary								423	(1,501)	(1,078)
Issuance of shares, net			1,246,817	2	1,346					1,348
Issuance of shares, net- Series A Preferred Stock and warrants	2,386,363	2			122	4,827				4,951

Balance, September 30, 2019	2,386,363	2	11,009,532	11	14,022	4,827	(15,979)	58	0	2,941

	Common Stock		Common Stock		Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Earnings	Income	Interest	Equity
Balance, June 30, 2019	-	-	11,009,532	11	13,893		(14,769)	0	0	(865)
Stock based compensation					7					7
Comprehensive loss							(1,210)	58	-	(1,152)
Issuance of shares, net- Series A Preferred Stock and warrants	2,386,363	2			122	4,827				4,951

Balance, September 30, 2019	2,386,363	2	11,009,532	11	14,022	4,827	(15,979)	58	0	2,941

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2017	8,645,656	8	10,881	(10,147)	(363)	5,595	5,974
Shares issued to service providers and employees	123,500	-	170	-	-	-	170
Issuance of warrants	-	-	28	-	-	-	28
Stock based compensation			357				357
Comprehensive loss	-	-	-	10	(76)	(2,163)	(2,229)
Stock based compensation in subsidiary	-	-	(179)	-	-	179	0
Issuance of shares, net	572,959	1	609	-	-	-	610
Balance, September 30, 2018	9,342,115	9	11,866	(10,137)	(439)	3,611	4,910

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, June 30, 2018	9,144,465	9	11,301	(7,501)	(504)	5,042	8,347
Shares issued to service providers and employees	81,000		119				119
Stock based compensation			357				357
Comprehensive loss	-	-	-	(2,636)	65	(1,473)	(4,044)
Stock based compensation in subsidiary	-	-	(42)	-	-	42	-
Issuance of shares, net	116,650	-	131				131
Balance, September 30, 2018	9,342,115	9	11,866	(10,137)	(439)	3,611	4,910

MICT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) from continued operations	$(3,778)	$234

Adjustments to reconcile net income to net cash provided by operating activities:
Profit from loss of control	(299)	(6,844)
Share in investee losses	436	—
. Impairment of equity method investment and change in fair value in loan to Micronet	335
Depreciation and amortization	85	902
Change in deferred taxes	—	542
Change in fair value of derivatives, net	—	(11)
Accrued interest and exchange rate differences on bank loans	109	(166)
Extinguishment of loan costs and commissions	—	360
Accrued interest and exchange rate differences on loans from others	399	66
Stock-based compensation for employees and consultants	509	707
Decrease in trade accounts receivable, net	672	2,238
Decrease in inventories	348	610
Decrease in accrued severance pay, net	(6)	(3)
Increase in other accounts receivable	(292)	(221)
Increase in trade accounts payable	(394)	(2,111)
Decrease in other accounts payable	(52)	(1,675)
Net cash used in operating activities	$(1,928)	$(5,372)

MICT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Micronet Ltd.	(250)	-
Consideration from disposal of discontinued operation	$-	$4,295
Property and equipment	(57)	(188)
Deconsolidation of Micronet Ltd. (Appendix A)	(608)	-
Net cash (used in) provided by investing activities	$(915)	$4,107

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$-	$1,696
Receipt of long term convertible loan from others	1,834	1,373
Receipt of loans from others, net	-	4,971
Repayment of bank loans, net	(352)	(1342)
Extinguishment of loan costs	-	(360)
Repayment of short term loans	-	(5,412)
Issuance of convertible preferred shares and warrants net	4,829	-
Issuance of shares, net	-	479
Issuance of warrants net	122	28
Net cash provided by financing activities	$6,433	$1,433

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,590	168

Cash, Cash Equivalents and restricted cash at the beginning of the period	2,174	2,398

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	3	(29)
Cash, Cash Equivalents and restricted cash at end of the period	$5,767	$2,537

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$172	$763
Taxes	$3	$7

Appendix A: Micronet Ltd.

February 24, 2019
Working capital other than cash	(2,301)
Finance lease	359
Accrued severance pay, net	60
Translation reserve	(423)
Micronet Ltd investment in fair value	1,711
Non-controlling interests	1,501
Net profit from loss of control	(299)
Cash	608

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

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, voting interest in Micronet stood at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing from February 24, 2019, the Company account for the investment in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net profit of $299 in February 2019.

On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%, and our current voting interest in Micronet stands at 37.79% of the issued and outstanding shares of Micronet.

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

In July 2019, the Company paid all of its outstanding bank loans in the amount of $251. During 2019, the Company repaid the entire outstanding principal balance of the Series B Convertible Debentures to YA II in the aggregate amount of $1,225, which was paid in shares of the Company’s common stock, and in October 31, 2019, the Company paid all of its outstanding principal balance, together with its accrued interest and a required 10% premium, of the Series A Convertible Debentures issued to YA II in the aggregate amount of $2,057.

The Company filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process, which was declared effective on July 31, 2017. Under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30,000, subject to certain limitations as set forth in General Instruction I.B.6. of Form S-3, pursuant to which the Company has sold approximately $1,000 of our securities to date.

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

Concurrently with the Preferred Offering, the Company entered into a Securities Purchase Agreement, or the Note Purchase Agreement, with BNN, pursuant to which BNN agreed to purchase from the Company $2,000 of convertible notes, which subscription amount shall be subject to increase by up to an additional $1,000 as determined by BNN and the Company, or collectively, the Convertible Notes. The Convertible Notes, which shall be convertible into up to 2,727,272 shares of common stock, shall be sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The Convertible Notes shall have a duration of two years.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold 2,386,363 shares of Preferred Stock and 3,579,544 accompanying Preferred Warrants for aggregate gross proceeds of $5,250. The Company paid an aggregate of $420 in fees in with respect to the Preferred Offering.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America, or U.S. GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year 2019 or for other interim periods or for future years. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Furthermore, from February 24, 2019 the Company began to account for the investment in Micronet in accordance with the equity method, and therefore, the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year 2019 or for other interim periods or for future years.

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

On October 31, 2019, the Company paid all of its outstanding principal balance of the Series A Debentures in the aggregate amount of $2,057.

Concurrently with the Preferred Offering (as defined in Note 1), the Company entered into the Note Purchase Agreement, pursuant to which BNN agreed to purchase from the Company $2,000 of convertible notes which subscription amount shall be subject to increase by up to an additional $1,000 as determined by BNN and the Company, or collectively, the Convertible Notes. The Convertible Notes issued to date, which shall be convertible into up to 2,727,272 shares of common stock, were sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The Convertible Notes have a duration of two years from the date of issuance. See also Note 7.

Note 4 — Stockholders’ Equity (Deficiency)

On February 7, 2019, and on April 4, 2019, the Company issued 145,300 and 275,300, respectively, shares of its common stock to its lawyers, directors and consultants. The Company recognized total expenses of $533 in the nine months ended on September 30, 2019.

On June 4, 2019, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell 3,181,818 shares of Preferred Stock. The Preferred Stock, which shall be convertible into up to 6,363,636 shares of common stock of the Company, was sold together with Preferred Warrants to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7,000 to the Company.

The Preferred Stock is convertible into Common Stock at the option of each holder of Preferred Stock at any time and from time to time, and shall also convert automatically upon the occurrence of certain events, including the completion by the Company of a fundamental transaction. Commencing on March 31, 2020, cumulative cash dividends shall become payable on the Preferred Stock at the rate per share of 7% per annum, which rate shall increase to 14% per annum on June 30, 2020. The Company shall also have the option to redeem some or all of the Preferred Stock, at any time and from time to time, beginning on December 31, 2019. The holders of Preferred Stock vote together with the holders of Common Stock as a single class on as-converted basis, and the holders of Preferred Stock holding a majority-in-interest of the Preferred Stock are be entitled to appoint an independent director to the Company’s board of directors (the “Preferred Director”). The Preferred Securities Purchase Agreement provides for customary registration rights.

The Preferred Warrants have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like) and are exercisable immediately, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20 million.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold 2,386,363 shares of Preferred Stock and 3,579,544 accompanying Preferred Warrants for aggregate gross proceeds of $5,250. The Company paid an aggregate of $420 in fees in with respect to the Preferred Offering.

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

On July 18, 2019, the Company received a written notice from Coolisys directed to the escrow agent, IBI Trust Management, regarding the funds being held in escrow relating to the Share Purchase Agreement relating to the sale of Enertec. The notice alleges that certain escrowed funds should not be released to the Company to satisfy certain claims for indemnity that are being asserted against Enertec Management Ltd. On August 13, 2019, the Company submitted its response to the notice and disputed the allegations. As a result, the escrow agent is therefore required to reserve all of the escrowed funds until the matter is resolved.

NOTE 6 — LOSS OF CONTROL OF SUBSIDIARY

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, the voting interest in Micronet stood at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the loss of control of Micronet. As a result, effective as of February 24, 2019, we no longer include Micronet’s operating results in our financial statements. Therefore, commencing from February 24, 2019, the Company began to account for the investment in Micronet in accordance with the equity method.

On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%, and our current voting interest in Micronet stands at 37.79% of the issued and outstanding shares of Micronet.

The Company recorded an impairment of its investment in Micronet and change in fair value in loan to Micronet as of September 30, 2019 in the total amount of $335.

The method used for determining fair value of the investment in Micronet was based on a quoted market price on the TASE.

While Micronet is a publicly traded company in Israel, its shareholder base is widely spread and we continue to be Micronet’s largest shareholder, maintaining a voting interest of 37.79% of its issued and outstanding shares. We believe that since most items that may require shareholder approval required majority consent, we exert a high level of influence over such voting matters which may include the appointment and removal of directors. In that regard, to date, we have appointed a majority of the directors of Micronet’s board of directors.

Based on the above, although we are unable to fully consolidate Micronet’s financial statements according to U.S. GAAP, we also do not consider Micronet to be a discontinued operation since we consider ourselves in effective control of Micronet and the raising of equity by Micronet that diluted our interests was done in order to continue its operations.

The following is the composition from Micronet’s operation for the three and nine months ended September 30, 2019, respectively:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Revenues	2,691	$5,718

Gross profit (loss)	692	601
Loss from operations	(389)	(2,599)

Net Loss	(436)	$(2,729)

Net loss in equity method	(132)	(537)
Impairment of equity method investment and change in fair value in loan to Micronet	(335)	(335)
Change of ownership interests	101	101
	(366)	771

NOTE 7 — Loan to MICRONET LTD.

On September 19, 2019, MICT Telematics Ltd., or MICT Telematics, a wholly owned subsidiary of MICT, Inc., or the Company, entered into a loan agreement with Micronet, or Micronet, pursuant to which MICT Telematics agreed to loan Micronet $250 on certain terms and conditions, or the Loan. The proceeds from the Loan will be used by Micronet for working capital and general corporate needs. The Loan does not bear any interest and is due and payable upon the earlier of (i) December 31, 2019; or (ii) when Micronet receives an investment of at least $250 from non-related parties. The company measures the loan at fair value through profit and loss.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500 in the aggregate, of which $250 consists of a prior loan proved by the Company in September 2019. The loan bears interest at a rate of 3.95% calculated and paid on a quarterly basis. In addition, the loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the loan, with the remaining three installments due on each subsequent quarter thereafter, such that the loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Micronet also agreed to issue the Company an option to purchase up to one share of Micronet’s ordinary shares for each ordinary share that issued as a result of a conversion of the loan at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months.

NOTE 8 — SUBSEQUENT EVENTS

November 2019 Acquisition Agreement

On November 7, 2019, MICT, Inc., a Delaware corporation (“MICT” or the “Company”), GFH Intermediate Holdings Ltd., a British Virgin Islands company (“Intermediate”) that is wholly owned by Global Fintech Holding Ltd., a British Virgin Islands company (“GFH”) entered into, and MICT Merger Subsidiary Inc., a to-be-formed British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), shall upon execution of a joinder enter into, an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of Intermediate’s common stock shall be cancelled in exchange for the right of the holders thereof to receive a substantially equivalent security of MICT (collectively, the “Acquisition”). GFH will receive an aggregate of 109,946,914 shares of MICT common stock as merger consideration in the Acquisition.

Concurrent with the execution of the Merger Agreement, Intermediate entered into (i) a share exchange agreement with Beijing Brookfield Interactive Science & Technology Co. Ltd., an enterprise formed under the laws of the Peoples Republic of China (“Beijing Brookfield”), pursuant to which Intermediate will acquire all of the issued and outstanding ordinary shares and other equity interest of Beijing Brookfield from the shareholders of Beijing Brookfield in exchange for 16,310,759 newly issued shares of GFH and (ii) a share exchange agreement with ParagonEx Ltd., a British Virgin Islands business company (“ParagonEx”), shareholders of ParagoneEx specified therein (the “ParagonEx Sellers”) and Mark Gershinson, pursuant to which, the ParagonEx Sellers will transfer to Intermediate all of the issued and outstanding securities of ParagonEx in exchange for Intermediate’s payment and delivery of $10.0 million in cash, which is to be paid upon the closing of the Acquisition, and 75,132,504 newly issued shares of GFH deliverable at the closing of the share exchange.

After giving effect to the Acquisition, the conversion of the Convertible Debentures (as discussed below) and the conversion or exercise of the securities issued by MICT pursuant to the Offering of Series A Convertible Preferred Stock and Warrants and the Offering of Convertible Note and Warrants, each as previously described in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 10, 2019, it is expected that MICT will have approximately $15.0 million of cash as well as ownership of ParagonEx and Beijing Brookfield and that MICT’s current stockholders will own approximately 11,089,532 shares, or 7.64%, of the 145,130,577 shares of MICT common stock outstanding.

Consummation of the transactions contemplated by the Merger Agreement is subject to certain closing conditions, including, among other things, approval by the stockholders of MICT and receipt of a fairness opinion indicating that the transactions contemplated by the Merger Agreement are fair to the stockholders of MICT. The Merger Agreement contains certain termination rights for the Company and Intermediate. The Merger Agreement also contains customary representations, warranties and covenants made by, among others, MICT, Intermediate and Merger Sub, including as to the conduct of their respective businesses (as applicable) between the date of signing the Merger Agreement and the closing of the transactions contemplated thereby.

In connection with the execution and delivery of the Merger Agreement, David Lucatz, on behalf of his affiliates that are stockholders of the Company (the “Stockholder”), entered into a voting agreement (the “Voting Agreement”) pursuant to which, during the term of such agreement, the Stockholder has agreed to certain actions in support of the transactions contemplated by the Merger Agreement and will, at every meeting of the stockholders of the Company called for such purpose, and at every adjournment or postponement thereof (or in any other circumstances upon which a vote, consent or approval is sought, including by written consent), not vote any of his shares of the Company’s common stock at such meeting in favor of, or consent to, and will vote against and not consent to, the approval of any alternative proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect in any material respect the transactions contemplated by the Merger Agreement.

Termination of Acquisition Agreement

Effective as of November 7, 2019, the Company, BNN, BI China and ParagonEx (the “Parties”) entered into a mutual Termination Agreement (the “Termination Agreement”), pursuant to which the Parties agreed to terminate the 2018 Acquisition Agreement, effective immediately.

November 2019 5% Convertible Debentures

In addition, on November 7, 2019, the Company entered into a Securities Purchase Agreement (the “Primary Purchase Agreement”) with certain investors identified therein (the “Primary Purchasers”) pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from the Company 5% senior secured convertible debentures due 2020 (the “Primary Convertible Debentures”) with an aggregate principal amount of approximately $15.9 million (the “Primary Convertible Debenture Offering”). Concurrently with entry into the Primary Purchase Agreement, the Company entered into a separate Securities Purchase Agreement (the “Non-Primary Purchase Agreement” and, together with the Primary Purchase Agreement, the “Purchase Agreements”) with certain investors identified therein (the “Non-Primary Purchasers” and, together with the Primary Purchasers, the “Purchasers”) pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from the Company 5% senior secured convertible debentures due 2020 (the “Non-Primary Convertible Debentures” and, together with the Primary Convertible Debentures, the “Convertible Debentures”) with an aggregate principal amount of $9.0 million (together with the Primary Convertible Debenture Offering, collectively, the “Convertible Debenture Offering”). The Convertible Debentures shall be convertible into shares of Common Stock of the Company at a conversion price of $1.41 per share. The Convertible Debentures will be due upon the earlier of (i) six months from the date of issuance and (ii) the termination of the Merger Agreement. The Company is obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 5% per annum, payable quarterly, in cash or, at the Company’s option in certain instances, in shares of Common Stock. The Company may not voluntarily prepay any portion of the principal amount of the Convertible Debentures without the prior written consent of the Purchasers.

Subject to stockholder approval of an increase in the shares of Common Stock to allow for the full conversion of the Convertible Debentures into Common Stock, the Convertible Debentures shall be convertible into Common Stock at the option of the Purchasers at any time and from time to time. Upon the closing of the Acquisition and written notice of the Company to the Purchasers, the Purchasers shall be forced to convert the Convertible Debentures into shares of Common Stock of the Company (the “Forced Conversion”). Upon the occurrence of certain events, including, among others, if the Company fails to file a preliminary proxy statement with respect to the Acquisition on or prior to November 18, 2019, if the Forced Conversion does not occur on or before January 24, 2020, or certain breaches of the Primary Purchasers’ Registration Rights Agreement (as defined below), the Primary Purchasers are permitted to require the Company to redeem the Primary Convertible Debentures, including any interest that has accrued thereunder, for cash.

The proceeds of each Convertible Debenture Offering shall be placed in separate blocked bank accounts, each of which shall be subject to a blocked deposit account control agreement to be entered into. The Company shall not have access to such proceeds until the closing of the Acquisition and only upon the satisfaction of certain other requirements, including, among other things, effectiveness of the Resale Registration Statement

The Purchase Agreements provide for customary registration rights, pursuant to their respective registration rights agreement to be entered into at the time of the closing of the Convertible Debenture Offering (each, a “Registration Rights Agreement”). Pursuant to the Registration Rights Agreements, the Company will be obligated to, among other things, (i) file a registration statement (the “Resale Registration Statement”) with the SEC within seven business days following the filing of an initial proxy statement with respect to the Acquisition, but no later than November 27, 2019, for purposes of registering the shares of Common Stock issuable upon the conversion of the Convertible Debentures and (ii) use its best efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than the effectiveness of the Acquisition. The Registration Rights Agreements will contain customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy the specified filing and effectiveness time periods.

Micronet Convertible Loan Agreement

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500 in the aggregate, of which $250 consists of a prior loan proved by the Company in September 2019, as discussed in Note 7 above.

Repayment of Series A Debentures

On October 2019, the Company made a payment of approximately $2,057 to YA II and repaid the outstanding principal balance of the Series A Debentures such that the Series A Debentures have been satisfied in full.

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

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our voting interest in Micronet stood at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing from February 24, 2019, the Company began to account for the investment in Micronet in accordance with the equity method.

On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%, and our current voting interest in Micronet stands at 37.79% of the issued and outstanding shares of Micronet.

On September 19, 2019, MICT Telematics Ltd., a subsidiary of the Company, entered into a loan agreement with Micronet, pursuant to which MICT Telematics agreed to loan Micronet $250,000.

The Company recorded an impairment of equity method investment and change in fair value in loan to Micronet as of September 30, 2019 in the amount of $335,000.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan Micronet $500,000, of which $250,000 consists of a prior loan proved by the Company on September 19, 2019.

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

At the Closing, the Company received aggregate gross proceeds of approximately $4,700,000, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims. Therefore, the Company has recorded such escrowed amount on its balance sheet as restricted cash and a liability. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the Closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at the closing date was $6,844,000.

On July 18, 2019, the Company received a written notice from Coolisys directed to the escrow agent, IBI Trust Management, regarding the funds being held in escrow relating to the Share Purchase Agreement relating to the sale of Enertec. The notice alleges that certain escrowed funds should not be released to the Company to satisfy certain claims for indemnity that are being asserted against Enertec Management Ltd. On August 13, 2019, the Company submitted its response to the notice and disputed the allegations. As a result, the escrow agent is therefore required to reserve all of the escrowed funds until the matter is resolved.

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

Effective as of November 7, 2019, the Company, BNN, BI China and ParagonEx, or the Parties, entered into a mutual Termination Agreement, or the Termination Agreement, pursuant to which the Parties agreed to terminate the Acquisition Agreement, effective immediately.

On November 7, 2019, the Company, MICT Merger Subsidiary Inc., a to-be-formed British Virgin Islands company and a wholly owned subsidiary of MICT, or Merger Sub, and GFH Intermediate Holdings Ltd., a British Virgin Islands company, or the Intermediate, that is wholly owned by BVI Pubco, entered into an acquisition agreement, or the 2019 Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the 2019 Acquisition Agreement, Merger Sub will merge with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of the Intermediate’s common stock shall be cancelled in exchange for the right of the holders thereof to receive a substantially equivalent security of MICT, or collectively, the Acquisition.

Concurrent with the execution of the 2019 Acquisition Agreement, Intermediate entered into (i) a share exchange agreement with Beijing Brookfield Interactive Science & Technology Co. Ltd., an enterprise formed under the laws of the Peoples Republic of China, or Beijing Brookfield, pursuant to which Intermediate will acquire all of the issued and outstanding ordinary shares and other equity interest of Beijing Brookfield from the shareholders of Beijing Brookfield in exchange for 16,310,759 newly issued shares of BVI Pubco and (ii) a share exchange agreement with ParagonEx, shareholders of ParagoneEx specified therein, or the ParagonEx Sellers, and Mark Gershinson, pursuant to which, the ParagonEx Sellers will transfer to Intermediate all of the issued and outstanding securities of ParagonEx, in exchange for Intermediate’s payment and delivery of $10.0 million, which is to be paid upon the closing of Acquisition, and 75,132,504 shares of its common stock.

After giving effect to the Acquisition, the conversion of the Convertible Debentures (as discussed below) and the conversion or exercise of the securities issued by MICT pursuant to the Offering of Series A Convertible Preferred Stock and Warrants and the Offering of Convertible Note and Warrants, each as previously described in the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2019, it is expected that MICT will have approximately $25 million of cash as well as ownership of ParagonEx and Beijing Brookfield and that MICT’s current stockholders will own approximately 11,089,532 shares, or 7.64%, of the 145,130,577 shares of MICT common stock outstanding.

Consummation of the transactions contemplated by the 2019 Acquisition Agreement is subject to certain closing conditions, including, among other things, approval by the stockholders of MICT and receipt of a fairness opinion indicating that the transactions contemplated by the 2019 Acquisition Agreement are fair to the stockholders of MICT. The 2019 Acquisition Agreement contains certain termination rights for the Company and Intermediate. The 2019 Acquisition Agreement also contains customary representations, warranties and covenants made by, among others, MICT, Intermediate and Merger Sub, including as to the conduct of their respective businesses (as applicable) between the date of signing the 2019 Acquisition Agreement and the closing of the transactions contemplated thereby.

In connection with the execution and delivery of the 2019 Acquisition Agreement, David Lucatz, on behalf of his affiliates that are stockholders of the Company, or the Stockholder, entered into a voting agreement, or the Voting Agreement, pursuant to which, during the term of such agreement, the Stockholder has agreed to certain actions in support of the transactions contemplated by the 2019 Acquisition Agreement and will, at every meeting of the stockholders of the Company called for such purpose, and at every adjournment or postponement thereof (or in any other circumstances upon which a vote, consent or approval is sought, including by written consent), not vote any of his shares of the Company’s common stock at such meeting in favor of, or consent to, and will vote against and not consent to, the approval of any alternative proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect in any material respect the transactions contemplated by the 2019 Acquisition Agreement.

In addition, on November 7, 2019, the Company entered into a Securities Purchase Agreement, or the Stadium Purchase Agreement, with certain investors identified therein, or the Stadium Purchasers, pursuant to which the Stadium Purchasers agreed to purchase from the Company 5% senior secured convertible debentures, or the Stadium Convertible Debentures, with a principal amount of approximately $15.9 million. Concurrently with Stadium Purchase Agreement, the Company entered into a separate Securities Purchase Agreement, or the Non-Stadium Purchase Agreement, and together with the Stadium Purchase Agreement, the Purchase Agreements, with certain investors identified therein, or the Non-Stadium Purchasers, and together with the Stadium Purchasers, the Purchasers, pursuant to which the Non-Stadium Purchasers agreed to purchase from the Company 5% senior secured convertible debentures with a principal amount of approximately $9.1 million, or the Non-Stadium Convertible Debentures, and together with the Stadium Convertible Debentures, the Convertible Debentures, or the Convertible Debenture Offering. The Convertible Debentures shall be convertible into shares of Common Stock of the Company at a conversion price of $1.41 per share. The Convertible Debentures shall be due upon the earlier of (i) six months from the date of issuance or (ii) the termination of the 2019 Acquisition Agreement. The Company is obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 5% per annum, payable quarterly, in cash or, at the Company’s option, in shares of Common Stock. The Company may not prepay any portion of the principal amount of the Convertible Debentures without the prior written consent of the Purchasers.

Subject to stockholder approval of the Convertible Debenture Offering, the Convertible Debentures shall be convertible into Common Stock at the option of the Purchasers at any time and from time to time. Upon the closing of the Acquisition and written notice of the Company to the Purchasers, the Purchasers shall be forced to convert the Convertible Debentures into shares of Common Stock of the Company, or the Forced Conversion. Upon the occurrence of certain events, including, among others, if the Company fails to file a preliminary proxy statement with respect to the Acquisition on or prior to November 18, 2019, if the Forced Conversion does not occur on or before January 24, 2020, or certain breaches of the 2019 Acquisition Agreement, the Stadium Purchasers are permitted to require the Company to redeem the Stadium Convertible Debentures, including any interest that has accrued thereunder, for cash.

The proceeds of the Convertible Debenture Offering shall be placed in a blocked bank account, pursuant to a deposit account control agreement, to be entered into. The Company shall not have access to such proceeds until the closing of the Acquisition and only upon the satisfaction of certain other requirements, including, among other things, effectiveness of the Resale Registration Statement.

The Purchase Agreements provide for customary registration rights, pursuant to a registration rights agreement to be entered into at the time of the closing of the Convertible Debenture Offering, or the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company will be obligated to, among other things, (i) file a registration statement with the SEC within seven business days following the filing of an initial proxy statement with respect to the Acquisition, but no later than November 27, 2019, for purposes of registering the shares of common stock issuable upon the conversion of the Convertible Debentures and (ii) use its best efforts to cause the resale registration statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than January 24, 2020. The Registration Rights Agreement contains customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy the specified filing and effectiveness time periods.

On November 12, 2019, the Company filed an Amended Certificate of Designation of the Preferences, Rights and Limitations with the Secretary of State of Delaware to remove the prohibition on forced conversions of the Company’s Series A Preferred Stock, par value $0.001 per share, into shares of Common Stock in the event the Company’s stockholders approve the Acquisition after December 31, 2019.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate, of which $250,000 consists of a prior loan proved by the Company in September 2019. The loan bears interest at a rate of 3.95% calculated and paid on a quarterly basis. In addition, the loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the loan, with the remaining three installments due on each subsequent quarter thereafter, such that the loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Micronet also agreed to issue the Company an option to purchase up to one share of Micronet’s ordinary shares for each ordinary share that issued as a result of a conversion of the loan at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months.

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

Loss of Control of Micronet Ltd.

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our voting interest in Micronet stood at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the loss of control of Micronet. As a result, effective as of February 24, 2019, we no longer include Micronet’s operating results in our financial statements. Therefore, commencing from February 24, 2019, the Company began to account for the investment in Micronet in accordance with the equity method.

On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%, and our current voting interest in Micronet stands at 37.79% of the issued and outstanding shares of Micronet.

While Micronet is a publicly traded company in Israel, its shareholder base is widely spread and we continue to be Micronet’s largest shareholder, maintaining a voting interest of 37.79% of its issued and outstanding shares. We believe that since most items that may require shareholder approval required majority consent, we exert a high level of influence over such voting matters which may include the appointment and removal of directors. In that regard, to date, we have appointed a majority of the directors of Micronet’s board of directors.

Based on the above, although we are unable to fully consolidate Micronet’s financial statements according to U.S. GAAP, we also do not consider Micronet to be a discontinued operation since we consider ourselves in effective control of Micronet and the raising of equity by Micronet that diluted our interests was done in order to continue its operations.

The Company recorded an impairment for its investment in Micronet and change in fair value in loan to Micronet as of September 30, 2019 in the total amount of $335,000. The method used for determining fair value of the investment based on a quoted market price of Micronet on the TASE.

The following is the composition from Micronet’s operation for the three and nine months ended September 30, 2019, respectively:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Revenues	2,691	$5,718

Gross profit (loss)	692	601
Loss from operations	(389)	(2,599)

Net Loss	(436)	$(2,729)

Net loss in equity method	(131)	(537)
Impairment of equity method investment and change in fair value in loan to Micronet	(335)	(335)
Change of ownership	101	101
	(365)	(771)

Results of Operations

As discussed above and in the footnotes to our financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, on February 24, 2019, as a result of a public offering by Micronet, our voting interest in Micronet (including voting power associated with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer) was reduced to 39.53% of the issued and outstanding shares of Micronet, and thereafter, as of September 5, 2019, was further reduced to 37.79%. Therefore, Micronet’s reports are consolidated in our financial statements from January 1, 2019 until February 24, 2019 only.

Three and Nine Months Ended September 30, 2019, Compared to Three and Nine Months Ended September 30, 2018

Revenues for the three and nine months ended September 30, 2019 were $0 and $477,000, respectively, compared to $2,216,000 and $12,897,000 for the three and nine months ended September 30, 2018, respectively. This represents a decrease of $2,216,000 and $12,420,000, respectively, or 100% and 96%, for the three and nine months ended September 30, 2019, respectively. The decrease in revenues for the three and nine months ended September 30, 2019 is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019, as well as a decrease in customer orders, and their value, a trend that has continued from the fiscal year ended December 31, 2018.

Gross loss for the three and nine months ended September 30, 2019 decreased by $54,000 and $3,677,000, respectively, to $0 and $369,000, and represents 0% and 77%, respectively of the revenues. This is in comparison to gross profit of $54,000 and $3,308,000, and represents 2% and 26% of the revenues for the three and nine months ended September 30, 2018, respectively. The increase in gross loss for the three and nine months ended September 30, 2019 is mainly a result of the deconsolidation of Micronet as well as the decrease in revenues and slow inventory reduction at Micronet for the two month period that Micronet consolidated.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and nine months ended September 30, 2019 were $0 and $198,000, respectively, compared to $383,000 and $1,217,000 for the three and nine months ended September 30, 2018, respectively. This represents a decrease of $383,000 and $1,019,000, or 100% and 84%, for the three and nine months ended September 30, 2019, respectively. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as a decrease in salary expenses due to the reduction of employees and subcontractors at Micronet.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and nine months ended September 30, 2019 were $501,000 and $2,161,000, respectively, compared to $2,544,000 and $5,070,000 for the three and nine months ended September 30, 2018, respectively. This represents a decrease of $2,043,000 and $2,909,000, respectively, or 80% and 57%, for the three and nine months ended September 30, 2019, respectively. The decrease is mainly the result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as decreases in wages and professional services at Micronet and partially offset by (1) an increase associated with the issuance of options and shares to directors, employees and consultants, and (2) a provision for doubtful debts.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials, and sub-contractors, for the three and nine months ended September 30, 2019, were $0 and $261,000, respectively, compared to $425,000 and $1,457,000 for the three and nine months ended September 30, 2018, respectively. This represents a decrease of $425,000 and $1,196,000, or 100% and 82%, for the three and nine months ended September 30, 2019, respectively. The decrease in research and development costs for the three and nine months ended September 30, 2019 is primarily a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as a decrease in salary expenses due to a decrease in the number of employees at Micronet.

Loss from Operations

Our loss from operations for the three and nine months ended September 30, 2019 was $501,000 and $3,009,000, compared to a loss from operations of $3,512,000 and $5,088,000, for the three and nine months ended September 30, 2018, respectively. The decrease in loss from operations for the three and nine months ended September 30, 2019 is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 .

Financial Expenses, net

Financial expenses, net for the three and nine months ended September 30, 2019 were $346,000 and $292,000 compared to $104,000 and $956,000 for the three and nine months ended September 30, 2018, respectively. This represents an increase of financial expenses of $242,000 for the three months ended September 30, 2019 and a decrease of financial expenses of $664,000 for the nine months ended September 30, 2019. The increase in financial expenses, for the three months ended September 30, 2019, is primarily due to the interest and fees on the YA II (as defined below) debentures and the decrease in financial expenses, for the nine months ended September 30, 2019, is primarily due to the changes in currency exchange rates.

Net Profit/Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the three and nine months ended September 30, 2019, respectively, was $1,210,000 and $3,222,000, compared to net loss of $2,636,000 and net profit of $10,000 for the three and nine months ended September 30, 2018, respectively. This represents an increase of $1,426,000 and a decrease of $3,232,000 for the three and nine months ended September 30, 2019, respectively, as compared to the same periods ended September 30, 2018. The increase in net loss for the three months ended September 30, 2019 is primary a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019. The decrease in net loss for the ninth months ended September 30, 2019 is primarily attributable to the capital gain resulting from the sale of Enertec.

Liquidity and Capital Resources

The Company finances its operations through loans and securities offerings. The loans are divided into loans from YA II PN Ltd., or YA II and loans from BNN Technology PLC, as described below.

As of September 30, 2019, our total cash and cash equivalents balance was $5,767,000, as compared to $2,174,000 as of December 31, 2018. This reflects an increase of $3,593,000 in cash and cash equivalents. The increase in cash and cash equivalents is primarily a result of the Securities Purchase Agreement, as described below.

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

In addition, on November 7, 2019, the Company entered into the Stadium Purchase Agreement, with the Stadium Purchasers pursuant to which the Stadium Purchasers agreed to purchase from the Company the Stadium Convertible Debentures, with a principal amount of approximately $15.9 million. Concurrently with Stadium Purchase Agreement, the Company entered into the Non-Stadium Purchase Agreement with the Non-Stadium Purchasers pursuant to which the Non-Stadium Purchasers agreed to purchase from the Company the Non-Stadium Convertible Debentures, with a principal amount of approximately $9.1 million. The Convertible Debentures shall be convertible into shares of Common Stock of the Company at a conversion price of $1.41 per share. The Convertible Debentures shall be due upon the earlier of (i) six months from the date of issuance or (ii) the termination of the 2019 Acquisition Agreement. The Company is obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 5% per annum, payable quarterly, in cash or, at the Company’s option, in shares of Common Stock. The Company may not prepay any portion of the principal amount of the Convertible Debentures without the prior written consent of the Purchasers.

Subject to stockholder approval of the Convertible Debenture Offering, the Convertible Debentures shall be convertible into Common Stock at the option of the Purchasers at any time and from time to time. Upon the closing of the Acquisition and written notice of the Company to the Purchasers, the Purchasers shall be forced to convert the Convertible Debentures into shares of Common Stock of the Company. Upon the occurrence of certain events, including, among others, if the Company fails to file a preliminary proxy statement with respect to the Acquisition on or prior to November 18, 2019, if the Forced Conversion does not occur on or before January 24, 2020, or certain breaches of the 2019 Acquisition Agreement, the Stadium Purchasers are permitted to require the Company to redeem the Stadium Convertible Debentures, including any interest that has accrued thereunder, for cash.

The proceeds of the Convertible Debenture Offering shall be placed in a blocked bank account, pursuant to a deposit account control agreement, to be entered into. The Company shall not have access to such proceeds until the closing of the Acquisition and only upon the satisfaction of certain other requirements, including, among other things, effectiveness of the Resale Registration Statement.

The Purchase Agreements provide for customary registration rights, pursuant to the Registration Rights Agreement which will be entered into at the time of the closing of the Convertible Debenture Offering. Pursuant to the Registration Rights Agreement, the Company will be obligated to, among other things, (i) file a registration statement with the SEC within seven business days following the filing of an initial proxy statement with respect to the Acquisition, but no later than November 27, 2019, for purposes of registering the shares of common stock issuable upon the conversion of the Convertible Debentures and (ii) use its best efforts to cause the resale registration statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than January 24, 2020.

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

On July 18, 2019, the Company received a written notice from Coolisys directed to the escrow agent, IBI Trust Management, regarding the funds being held in escrow relating to the Share Purchase Agreement relating to the sale of Enertec. The notice alleges that certain escrowed funds should not be released to the Company to satisfy certain claims for indemnity that are being asserted against Enertec Management Ltd. On August 13, 2019, the Company submitted its response to the notice and disputed the allegations. As a result, the escrow agent is therefore required to reserve all of the escrowed funds until the matter is resolved.

On March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA, whereby the Company issued and sold to YA II (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3.2 million, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1.8 million, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of certain promissory notes issued by the Company to YA on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3.2 million. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1.8 million. At the closing of the transactions contemplated by the securities purchase agreement, the Company agreed to pay YA II, or its designee, a commitment fee of $90,000, an extension fee of $50,000 relating to the prior extension of the secured promissory note issued on August 22, 2017, and $126,786.74 representing the accrued and unpaid interest on the Prior Notes. The Series A Debentures and Series B Debenture were secured by a pledge of shares of Micronet owned by MICT Telematics.

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

During 2019, the Company repaid the entire outstanding principal balance of the Series B Debentures in the aggregate amount of $1,225, which was paid in shares of the Company’s common stock, and in October 31, 2019, the Company paid all of its outstanding principal balance, together with its accrued interest and a required 10% premium, of the Series A Debentures in the aggregate amount of $2,057,000.

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

Pursuant to the terms of the Mercantile Loan Agreement: (1) approximately $3,050,000 of the Mercantile Loan bore interest at a quarterly adjustable rate of Prime plus 2.45%, or the Mercantile Long Term Portion, and (2) approximately $581,000 of the Mercantile Loan bore interest at a quarterly adjustable rate of Prime plus 1.7%, or the Mercantile Short Term Portion. The Mercantile Long Term Portion was due and payable in five equal consecutive annual installments beginning on July 1, 2015, and the interest on the Mercantile Long Term Portion was due and payable in ten equal consecutive annual installments beginning at January 1, 2015. The Mercantile loan was fully repaid in July 2019.

As of September 30, 2019, our total current assets were $6,067,000, as compared to $7,868,000 on December 31, 2018. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Our trade accounts receivable at September 30, 2019, were $0 as compared to $1,010,000 at December 31, 2018. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

As of September 30, 2019, our working capital was $3,741,000, as compared to a deficit of $684,000 at December 31, 2018. The increase is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 and from the increase in cash and cash equivalents from the Securities Purchase Agreement, as described above.

As of September 30, 2019, our total debt, excluding any debt associated with our discontinued operation, was $3,891,000 as compared to $5,810,000 on December 31, 2018. The decrease in total debt is primarily due to the (i) dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019, (ii) the issuance of 1,246,817 shares of the Company’s common stock to YA II in order to reduce the amount owed under the Series A Debentures and (iii) the full repayment of the Mercantile loan.

As of September 30, 2019, our bank and other debt were composed of short-term loans amounting to $2,057,000 compared to $5,810,000 on December 31, 2018. As discussed above, all such debts have been repaid in full.

Financing Needs

The Company will be required to support its own operational financial needs which include, among others, our general and administrative costs (such as for our various consultants in regulatory, tax, legal, accounting and other areas of business) and its financing costs related to the loans and funding instruments assumed by us.

In July 2019, the Company paid off all of its bank loans in the amount of $251,000 and in October 2019, the Company paid off all of its remaining YA II loans in the aggregate amount of $2,057,000. As of the date hereof, the Company’s outstanding Convertible Notes to BNN remain outstanding.

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

Based on our current business plan and existing loans, we anticipate that our existing cash balances and cash generated from potential future equity or debt offerings, will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Quarterly Report.  The Company may also satisfy its liquidity through the sale of its securities, either in public or private transactions, through the closing of the transactions contemplated by the 2019 Acquisition Agreement. We intend to use such funds in order to sustain or expand our operations and refinance our various debts. However, we may also undertake an additional debt or conduct equity financings (including sales of common stock, warrants or units under our shelf registration statement) to enable us better to support or grow and meet our future operating and capital requirements. There is no assurance that we will be able to consummate such offerings on favorable terms or at all.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. David Lucatz, the Company’s Chief Executive Officer, and Mrs. Moran Amran, the Company’s Controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.	Other Information.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500 in the aggregate, of which $250 consists of a prior loan proved by the Company in September 2019, as discussed in Note 7 above. The loan bears interest at a rate of 3.95% calculated and paid on a quarterly basis. In addition, the loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the loan, with the remaining three installments due on each subsequent quarter thereafter, such that the loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Micronet also agreed to issue the Company an option to purchase up to one share of Micronet’s ordinary shares for each ordinary share that issued as a result of a conversion of the loan at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months.

The foregoing description of the convertible loan agreement does not purport to be complete and is qualified in its entirety by the full text of the convertible loan agreement which is filed herewith as Exhibit 10.2.

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	Loan Agreement between MICT, Inc. and Micronet Ltd., dated September 19, 2019.

10.2*	Convertible Loan Agreement between MICT, Inc. and Micronet Ltd., dated November 14, 2019.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: November 14, 2019	By:	/s/ David Lucatz
		Name:	David Lucatz
		Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Moran Amran
		Name:	Moran Amran
		Title:	Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Loan Agreement between MICT, Inc. and Micronet Ltd., dated September 19, 2019.

10.2*	Convertible Loan Agreement between MICT, Inc. and Micronet Ltd., dated November 14, 2019.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith