Form 10-K
period 2019-12-31
MICT, Inc.
filed 2020-02-19
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-35850

MICT, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 West Grand Avenue, Suite 3, Montvale	NJ 07645
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 225-0190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	MICT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the common stock, $0.001 par value, of the registrant held by non-affiliates, as of June 30, 2019 was approximately $6,256,630 based on a per share price of $0.76, the price at which the common stock was last sold as of June 30, 2019.

As of February 18, 2020, there were 11,089,532 shares of the issuer’s common stock outstanding.

i

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year  ended December 31, 2019, or this Annual Report, to “MICT,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to MICT, Inc., together with our wholly-owned subsidiaries (as defined below). Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels. Our website address is included several times in this Annual Report as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	demand for Micronet Ltd.’s, or Micronet, products as well as the potential changes in the market place, future growth, either through internal efforts, development of new products, potential segments and markets or through acquisitions;

●	levels of Micronet’s research and development costs in the future;

●	the functionality and availability of Micronet SmartCam;

●	the organic and non-organic growth of the Micronet MRM and video analytics device business divisions;

●	plans for new Micronet products and services, including its entrance into the video analytics device market;

●	Micronet’s ability to implement its streamlining of its production activity and its ability to raise additional capital;

●	use of proceeds from any future financing by us or Micronet, if any;

●	our and Micronet’s financing needs;

●	the sufficiency of our and Micronet’s capital resources;

●	the proposed transaction with Global Fintech Holding Ltd., a British Virgin Islands business company, or GFH or Global Fintech; and

●	the gain/loss that will be recorded as a result of the value of MICT’s interest in Micronet may change in the future and therefore our results in future periods may change significantly in accordance with the equity method.

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

MICT was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, the Company changed its corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of its former subsidiary Enertec Systems Ltd., the Company changed its name from Micronet Enertec Technologies, Inc. to MICT, Inc. The Company’s shares have been listed for trade on the Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

The Company’s business relates to its ownership interest in Micronet, a former consolidated subsidiary, formed and based in Israel, in which the Company previously held a majority ownership interest that has since been diluted to a minority ownership interest.

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer, the Company held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. Lucatz, executed a new irrevocable proxy, or the Micronet Proxy, assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, the Company’s voting interest in Micronet stood at 39.53% of the issued and outstanding shares of Micronet as of such date. The decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing from February 24, 2019, the Company has accounted for the investment in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net gain of approximately $299,000 in February 2019.

On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%, and our current voting interest in Micronet stands at 37.79% of the issued and outstanding shares of Micronet,

Micronet operates in the growing commercial Mobile Resource Management, or MRM, market and video analytics device market. Micronet through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides third party telematics service providers, or TSPs, a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs.

Micronet is currently entering the video analytics device market by developing an all in-one video telematics device known as Micronet SmartCam. Micronet SmartCam technologically is based on the powerful flexible Android platform, is expected to be a ruggedized, integrated, and ready-to-go smart camera supporting complete telematics features designed for in-vehicle use. Coupled with vehicle-connected interfaces, state of the art diagnostic capabilities, and two cameras, it offers video analytics and telematics services, addressing safety, vehicle health, and tracking needs of commercial fleets. We believe that Micronet SmartCam provides a versatile, advanced, and affordable mobile computing platform for a variety of fleet management and video analytics solutions. The powerful computing platform, coupled with the Android 9 operating system, allows the company customers to run their applications or pick and choose a set of applications and services from Micronet marketplace. Micronet’s customers consist primarily of application service providers, or ASPs, and solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for construction and heavy equipment. Micronet products are used by customers worldwide.

Micronet operates and conducts its business in the U.S. market through Micronet Inc., a wholly owned subsidiary located in Utah. The Micronet U.S.-based business, operations and facilities include a logistics warehouse and distribution center, and technical service and support infrastructure as well as sales and marketing capabilities which allow Micronet to continue expansion into the U.S. market while support its existing U.S.-based customers with further accessibility and presence to local fleets and local MRM service providers.

Acquisition Agreement with BNN Technology PLC

On December 18, 2018, we, GFH, GFH Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of GFH, or Merger Sub, BNN, Brookfield Interactive (Hong Kong) Limited, a Hong Kong company and a subsidiary of BNN, or BI China, ParagonEx LTD, a British Virgin Islands company, or ParagonEx, certain holders of ParagonEx’s outstanding ordinary shares and a trustee thereof, and Mark Gershinson, in the capacity as the representative of the ParagonEx sellers, entered into an Acquisition Agreement, or the Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Acquisition Agreement, Merger Sub would merge with and into the Company, as a result of which each outstanding share of the Company’s common stock and warrant to purchase the same would be cancelled in exchange for the right of the holders thereof to receive 0.93 substantially equivalent securities of GFH, after which GFH would acquire (i) all of the issued and outstanding securities of BI China in exchange for newly issued ordinary shares of GFH and (ii) all of the issued and outstanding ordinary shares of ParagonEx for a combination of cash in the amount equal to approximately $25 million (the majority of which was raised in a private placement by GFH), unsecured promissory notes and newly issued ordinary shares of GFH, or collectively, the Transactions.

In furtherance of the Transactions, and upon the terms and subject to the conditions described in the Acquisition Agreement, BNN agreed to commence a tender offer, or the Offer, as promptly as practicable and no event later than 15 business days after the execution of the Acquisition Agreement, to purchase up to approximately 20% of the outstanding shares of the Company’s common stock at a price per share of $1.65, net to the sellers in cash, without interest, or the Offer Price. On March 13, 2019, the deadline for the Offer was extended to April 8, 2019. Additionally, following the Transactions, it was contemplated that the certain of our operating business assets, including our interest in Micronet, would be spun off to our stockholders who continue to retain shares of our common stock after the Offer. Subject to the terms and conditions of the Acquisition Agreement, and assuming that none of the shares of our common stock are purchased by BNN in connection with the Offer, our stockholders would own approximately 5.27% of GFH after giving effect to the transactions contemplated by the Acquisition Agreement.

On May 31, 2019, we terminated the spin-off of Micronet and in June 2019, the Offer was terminated. Effective November 7, 2019, we, BNN, BI China and ParagonEx, or the Parties, entered into a mutual Termination Agreement, or the Termination Agreement, pursuant to which the parties agreed to terminate the Acquisition Agreement, effective immediately.

Merger Agreement with GFH

On November 7, 2019, we and GFH Intermediate Holdings Ltd., a British Virgin Islands company, or Intermediate, a wholly owned subsidiary of GFH and MICT Merger Subsidiary Inc., a to-be-formed British Virgin Islands company and a wholly owned subsidiary of MICT, or Merger Sub, shall upon execution of a joinder, enter into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of Intermediate’s common stock shall be cancelled in exchange for the right of the holders thereof to receive a substantially equivalent security of MICT, or collectively, the Acquisition. GFH will receive an aggregate of 109,946,914 shares of MICT common stock as merger consideration in the Acquisition.

Concurrent with the execution of the Merger Agreement, Intermediate entered into (i) a share exchange agreement with Beijing Brookfield Interactive Science & Technology Co. Ltd., an enterprise formed under the laws of the Peoples Republic of China, or Beijing Brookfield), pursuant to which Intermediate will acquire all of the issued and outstanding ordinary shares and other equity interest of Beijing Brookfield from the shareholders of Beijing Brookfield in exchange for 16,310,759 newly issued shares of GFH and (ii) a share exchange agreement with ParagonEx, shareholders of ParagoneEx specified therein, or the ParagonEx Sellers, and Mark Gershinson, pursuant to which, the ParagonEx Sellers will transfer to Intermediate all of the issued and outstanding securities of ParagonEx in exchange for Intermediate’s payment and delivery of $10.0 million in cash, which is to be paid upon the closing of the Acquisition, and 75,132,504 newly issued shares of GFH deliverable at the closing of the share exchange.

After giving effect to the Acquisition, the conversion of the Convertible Debentures (as defined below) and the conversion or exercise of the securities issued by MICT pursuant to the Offering of Series A Convertible Preferred Stock and Warrants and the Offering of Convertible Note and Warrants, each as defined and further discussed below, it is expected that MICT will have approximately $15.0 million of cash as well as ownership of ParagonEx and Beijing Brookfield and that MICT’s current stockholders will own approximately 11,089,532 shares, or 7.64%, of the 145,130,577 shares of MICT’s issued and outstanding common stock.

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

The Merger Agreement provides that all options to purchase shares of the Company’s common stock that are outstanding and unexercised shall be accelerated in full effective as of immediately prior to the effective time of the Acquisition. The options shall survive the closing of the Acquisition for a period of 15 months from the date of the closing of the Acquisition and all equity incentive plans of the Company shall remain in effect.

Consummation of the Merger Agreement is subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Merger Agreement by the requisite vote of MICT’s stockholders; (ii) expiration of the applicable waiting period under any antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) receipt of requisite regulatory approval, (iv) receipt of required consents and provision of required notices to third parties, (v) no law or order preventing or prohibiting the Merger or the other transactions contemplated by the Merger Agreement or the closing of the Merger Agreement; (vi) no restraining order or injunction preventing the Merger or the other transactions contemplated by the Merger Agreement; (vii) appointment or election of the members of the post-closing MICT board of directors as agreed, and (viii) the filing of the definitive proxy statement with the Securities and Exchange Commission, or the SEC.

In addition, prior to the consummation of the Merger, if the Merger Agreement is terminated after the closing of the Beijing Brookfield Acquisition or the ParagonEx Acquisition, as the case may be, or if the Acquisition does not close by the outside date set forth in the Merger Agreement, the transactions contemplated by the Beijing Brookfield Share Exchange Agreement and the ParagonEx Share Exchange Agreement, may be unwound. In the event of an unwinding of such acquisitions, GFH will return the Beijing Brookfield shares to BI Interactive and the ParagonEx shares to the Paragon Ex Sellers and in turn BI Interactive and the ParagonEx Sellers will return the shares of Global Fintech received in the applicable share exchange.

Voting Agreement. In connection with the execution and delivery of the Merger Agreement, D. L Capital, or DLC, an entity affiliated with David Lucatz, the President and Chief Executive Officer of MICT, entered into a voting agreement, by and among MICT, GFH and DLC, or the Voting Agreement, pursuant to which, during the term of such agreement, DLC has agreed to vote all of its capital shares in MICT in favor of the Merger Agreement, the related ancillary documents and any required amendments to MICT’s organizational documents, and in favor of all of the transactions in furtherance thereof, and to take certain other actions in support of the transactions contemplated by the Merger Agreement and will, at every meeting of the stockholders of MICT called for such purpose, and at every adjournment or postponement thereof (or in any other circumstances upon which a vote, consent or approval is sought, including by written consent), not vote any of its shares of the common stock at such meeting in favor of, or consent to, and will vote against and not consent to, the approval of any alternative proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect in any material respect the transactions contemplated by the Merger Agreement. The Voting Agreement shall terminate, among other reasons, upon the earlier of the termination of the Merger Agreement and March 31, 2020.

Offering of Series A Convertible Preferred Stock and Warrants

On June 4, 2019, we entered into a Securities Purchase Agreement, or the Preferred Securities Purchase Agreement, with the purchasers named therein, or the Preferred Purchasers, subject to approval by the Nasdaq Stock Market for as to the eligibility of the transaction, pursuant to which we agreed to sell 3,181,818 shares of newly designated Series A Convertible Preferred Stock with a stated value of $2.20 per share, or the Preferred Stock. The Preferred Stock, which shall be convertible into up to 6,363,636 shares of our common stock, shall be sold together with certain common stock purchase warrants, or the Preferred Warrants, to purchase up to 4,772,727 shares of common stock (representing 75% of the aggregate number of shares of common stock into which the Preferred Stock shall be convertible), for aggregate gross proceeds of $7 million to us, or the Preferred Offering. The terms of the Preferred Securities Purchase Agreement were approved by Nasdaq Stock Market in July 2019 and as a result the company issued the preferred stock along with the warrants.

The Preferred Stock shall be convertible into common stock at the option of each holder of Preferred Stock at any time and from time to time, at a conversion price of $1.10 per share and shall also convert automatically upon the occurrence of certain events, including the completion by us of a fundamental transaction. Commencing on March 31, 2020, cumulative cash dividends shall become payable on the Preferred Stock at the rate per share of 7% per annum, which rate shall increase to 14% per annum on June 30, 2020. We shall also have the option to redeem some or all of the Preferred Stock, at any time and from time to time, beginning on December 31, 2019. The holders of Preferred Stock shall vote together with the holders of common stock as a single class on as-converted basis, and the holders of Preferred Stock holding a majority-in-interest of the Preferred Stock shall be entitled to appoint an independent director to our board of directors, or the Preferred Director. The Preferred Securities Purchase Agreement provides for customary registration rights.

The Preferred Warrants shall have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like), which is above the average price of the common stock during the preceding five trading days of entry into the Preferred Securities Purchase Agreement, and shall be exercisable immediately, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20 million.

Offering of Convertible Note and Warrants

On June 4, 2019, we entered into a Securities Purchase Agreement, or the Note Purchase Agreement, with BNN, subject to approval by the Nasdaq Stock Market for as to the eligibility of the transaction, pursuant to which BNN agreed to purchase from us $2 million of convertible notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and us, or collectively, the Convertible Notes. The Convertible Notes, which shall be convertible into up to 2,727,272 shares of common stock (using the applicable conversion ratio of $1.10 per share), shall be sold together with certain common stock purchase warrants, or the Note Warrants, to purchase up to 2,727,272 shares of common stock (representing 100% of the aggregate number of shares of common stock into which the Convertible Notes are convertible), or the Convertible Note Offering. The Convertible Notes shall have a duration of two years.

The Convertible Notes shall be convertible into common stock at the option of the Note Purchaser at any time and from time to time, and upon the issuance of one or more Convertible Notes. Darren Mercer, the Chief Executive Officer of BNN, was appointed to the Company’s board of directors, or the Note Director. The Note Purchase Agreement provides for customary registration rights. The terms of the note purchase agreement were approved by Nasdaq Stock Market in July 2019 and as a result the company issued the convertible notes along with the warrants.

The Note Warrants shall have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like), and shall be exercisable immediately upon receipt of stockholder approval of the Convertible Note Offering, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20 million.

On January 21, 2020, we entered into a Conversion Agreement with BNN, pursuant to which BNN agreed to convert the outstanding Convertible Notes, issued on July 31, 2019, as part of the initial closing of the Note Purchase Agreement, into 1,818,181 shares of the Company’s newly-designated Series B Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share, or the Series B Preferred, or collectively, the Conversion. In accordance with the Conversion, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred with the Secretary of State of the State of Delaware on January 21, 2020 to designate the rights and preferences of up to 1,818,181 shares of Series B Preferred.

Offering of Secured Convertible Debentures

On November 7, 2019, we entered into a Securities Purchase Agreement, or the Primary Purchase Agreement, with certain investors identified therein, or the Primary Purchasers, pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due 2020, or the Primary Convertible Debentures, with an aggregate principal amount of approximately $15.9 million, or the Primary Convertible Debenture Offering. The proceeds of $15.9 million from the sale of the Primary Convertible Debentures were funded on January 21, 2020. Concurrently with entry into the Primary Purchase Agreement, we entered into a separate Securities Purchase Agreement, or the Non-Primary Purchase Agreement and, together with the Primary Purchase Agreement, the Purchase Agreements, with certain investors identified therein, or the Non-Primary Purchasers and, together with the Primary Purchasers, the Purchasers, pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due 2020, or the Non-Primary Convertible Debentures, and, together with the Primary Convertible Debentures, the Convertible Debentures, with an aggregate principal amount of $9.0 million (together with the Primary Convertible Debenture Offering, collectively, the Convertible Debenture Offering. The Convertible Debentures shall be convertible into our shares of common stock at a conversion price of $1.41 per share. The Convertible Debentures will be due upon the earlier of (i) six months from the date of issuance and (ii) the termination of the Merger Agreement. We are obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 5% per annum, payable quarterly, in cash or, at our option in certain instances, in shares of common stock. We may not voluntarily prepay any portion of the principal amount of the Convertible Debentures without the prior written consent of the Purchasers.

Subject to stockholder approval of an increase in the shares of Common Stock to allow for the full conversion of the Convertible Debentures into common stock, the Convertible Debentures shall be convertible into common stock at the option of the Purchasers at any time and from time to time. Upon the closing of the Acquisition and written notice from us to the Purchasers, the Purchasers shall be forced to convert the Convertible Debentures into our shares of common stock, or the Forced Conversion. Upon the occurrence of certain events, including, among others, if we fail to file a preliminary proxy statement with respect to the Acquisition on or prior to November 18, 2019, if the Forced Conversion does not occur on or before January 24, 2020, or certain breaches of the Primary Purchasers’ Registration Rights Agreement (as defined below), the Primary Purchasers are permitted to require us to redeem the Primary Convertible Debentures, including any interest that has accrued thereunder, for cash.

The proceeds of each Convertible Debenture Offering were placed in separate blocked bank accounts, each of which is subject to a blocked deposit account control agreement that we entered into. We shall not have access to such proceeds until the closing of the Acquisition and only upon the satisfaction of certain other requirements, including, among other things, effectiveness of the Resale Registration Statement (as defined below).

The Purchase Agreements provide for customary registration rights, pursuant to their respective registration rights agreement to be entered into at the time of the closing of the Convertible Debenture Offering (each, a Registration Rights Agreement. Pursuant to the Registration Rights Agreements, we are obligated to, among other things, (i) file a registration statement, or the Resale Registration Statement, with the SEC for purposes of registering the shares of common stock issuable upon the conversion of the Convertible Debentures and (ii) use its best efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than the effectiveness of the Acquisition. The Registration Rights Agreements contains customary terms and conditions for a transaction of this type, including certain customary cash penalties on us for our failure to satisfy the specified filing and effectiveness time periods.

Micronet

Micronet currently operates via its Israeli and U.S facilities, the first located in Herzliya, Israel, near Tel Aviv, and the latter located in Salt Lake City, Utah. Micronet operates in the MRM market as a global developer, manufacturer and provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. In addition, Micronet has also begun to develop, manufacture and provide video analytics devices for use in the MRM market. This all in-one video telematics device, known as Micronet SmartCam, incorporates third party proprietary software technologically and is based on the powerful flexible android platform. The Smart Cam is to be a ruggedized, integrated, and ready-to-go smart camera supporting complete telematics features designed for in-vehicle use. Coupled with vehicle-connected interfaces, state of the art diagnostic capabilities, and two cameras, it offers video analytics and telematics services, addressing safety, vehicle health, and tracking needs of commercial fleets

Micronet’s products and solutions include rugged mobile computing and video telematics devices (tablets, on-board-computers and dash cams) and are designed, developed and manufactured to provide fleet operators and field workforces with computing solutions design to face challenging work environments, such as extreme temperatures, repeated vibrations or dirty and wet or dusty conditions.

Micronet conducts its sales and support activities mainly through its U.S.-based facilities. Micronet’s customers include leading international MRM solution and service providers as well as certain Value Added Resellers, or VARs. Micronet maintains an in-house research and development staff and operates an ISO 9001-2008 certified manufacturing facilities.

Micronet’s products are targeted for the use in a wide range of MRM industry sectors, which mainly includes:

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

Micronet’s products are fully programmable based on the android software platform and provide customers with the operational flexibility to customize such products for their ongoing needs via a comprehensive development tool kit package that enables them to make certain developments independently and support their own industry-specific applications and solutions.

Micronet’s key initiatives for future revenue growth include the following:

●	expanding sales activities in the North American and European markets, which will include establishing strong relationships with new customers and partners;

●	offering a brand new video telematics based solutions integrating among other third party’s software proprietary solutions such as Micronet SmartCam, which addresses the video analytics segment, a high-growing segment in the telematics market;

●	addressing the local fleet vertical of the MRM market with tablets that are specifically designed to support sales to local fleets through multiple value added resellers by offering advanced features at competitive prices;

●	supporting Android OS, to satisfy a wider customer base, enabling independent application programming and integration with various mission critical automotive system and enterprise-level software solutions;

●	upgrading and enhancing current products and engaging in new product development and launching based on input from clients and partners; and

●	partnering with major truck manufacturers to develop a built-in, telematics platform.

We do not currently have any ongoing business operations relating to the sale, manufacturing, commercialization or research and development of any products and services and do not have any consolidated subsidiaries with such ongoing business operations. As discussed above in this Item 1, as of February 24, 2019, we have deconsolidated Micronet’s operating results from our financial statements.

Employees

As of December 31, 2019, the Company had approximately 6 full-time employees (and as of February 18, 2020, the Company had approximately 6 full-time employees) and Micronet had approximately 38 full-time employees (as of February 18, 2020, Micronet had approximately 37 full-time employees). Of these employees, 10 were employed in manufacturing positions, and the remainder were employed in sales, research and development, management and administrative positions. Our and Micronet’s employees are not represented by any collective bargaining agreement, and both we and Micronet have never experienced a work stoppage. Both we and Micronet, to the best of our knowledge, have good and sustainable relations with our and its employees, respectively. Israeli labor laws and regulations apply to all employees based in Israel. The laws principally address matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance.

Available Information

Additional information about us is contained on our Internet website at www.mict-inc.com. Information on our website is not incorporated by reference into this report. Under the “IR” section of our website, we make available free of charge our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov.

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

Risks Related to MICT’s Business and Industry

If the conditions to the Acquisition are not met, the Acquisition may not occur.

In addition to approval by the stockholders of MICT, specified conditions must be satisfied or waived to complete the Acquisition. These conditions, described in detail in the Merger Agreement, include, in addition to shareholder consent and among other requirements: (i) the expiration or termination of any waiting period, and extension thereof, applicable under any antitrust laws, (ii) receipt or filing of any and all required consents from all applicable government authorities or third person, (iii) no law or order preventing the transactions by any applicable governmental authority shall have been issued, enforced or in effect, (iv) no pending litigation to enjoin or restrict the closing, as defined in the Merger Agreement, by any non-affiliated third-party, (v) the definitive proxy statement shall have been filed with the SEC, (vi) each party’s representations and warranties are true and correct as of the date of the Merger Agreement and as of the closing of the Merger Agreement, (vii) each party’s compliance in all material respects with its covenants and agreements to be complied with or performed on or prior to the closing date of the Acquisition, (viii) no material adverse effect with respect to a party since the date of the Merger Agreement which remains continuing and uncured, (ix) the effectiveness of the ParagonEx and Beijing Brookfield Share Exchange Agreements, (x) the appointment of the post-closing board of directors of MICT, (xi) the delivery by each applicable party of each of the required closing deliveries, (x) the voting agreement and lock-up agreements being in full force and effect, and (xi) the lack of indebtedness of MICT other than $3,350,000. MICT, ParagonEx and Beijing Brookfield cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the Acquisition may not occur, or may be delayed. Such delays may cause MICT, ParagonEx and/or Beijing Brookfield to each lose some or all of the intended benefits of the Acquisition.

The Acquisition may not be consummated or may not deliver the anticipated benefits MICT expects.

MICT is devoting substantially all of its time and resources to consummating the Acquisition; however, there can be no assurance that such activities will result in the consummation of the Acquisition and the transactions contemplated thereby or that such transaction will deliver the anticipated benefits or enhance stockholder value. MICT cannot assure you that it will complete the Acquisition in a timely manner or at all. The Merger Agreement is subject to many closing conditions and termination rights. If the Acquisition does not occur, the MICT board of directors may elect to attempt to complete an alternative strategic transaction similar to the Acquisition. Attempting to complete an alternative strategic transaction will be costly and time-consuming, and MICT cannot make any assurances that a future strategic transaction will occur on terms that provide the same or greater opportunity for potential value to MICT’s stockholders, or at all. If MICT is unable to close another strategic transaction, the MICT board of directors may determine to sell or otherwise dispose of MICT’s shares of Micronet, and distribute any remaining cash proceeds to MICT’s stockholders. In that event, MICT would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, so MICT would not be able to provide any assurances as to the amount or timing of available cash or assets available for distribution remaining to distribute to stockholders after paying its obligations and setting aside funds for reserves.

If MICT does not successfully consummate the Acquisition, or any other alternative transaction, if any, the MICT board of directors may decide to pursue a dissolution and liquidation of MICT. In such an event, the amount of cash available for distribution to MICT’s stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that MICT can successfully consummate the Acquisition, or any other alternative transaction. If the Acquisition, or other alternative transaction, is not completed, the MICT board of directors may decide to pursue a dissolution and liquidation of MICT. In such an event, the amount of cash available for distribution to MICT’s stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, because the amount of cash available for distribution continues to decrease as MICT funds its operations. If the MICT board of directors were to approve and recommend, and MICT’s stockholders were to approve, a dissolution and liquidation of MICT, MICT would be required under Delaware corporate law to pay MICT’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to MICT’s stockholders. As a result of this requirement, a portion of MICT’s assets may need to be reserved pending the resolution of such obligations. In addition, MICT may be subject to litigation or other claims related to a dissolution and liquidation of MICT. If a dissolution and liquidation were pursued, the MICT board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of MICT common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of MICT.

MICT is substantially dependent on its remaining employees to facilitate the consummation of the Acquisition.

MICT’s ability to successfully complete the Acquisition, or if the Acquisition is not completed, another potential strategic transaction, depends in large part on its ability to retain certain of its remaining personnel, particularly David Lucatz, MICT’s Chairman and Chief Executive Officer and Micronet’s President. Despite MICT’s efforts to retain Mr. Lucatz and other key employees, one or more may terminate their employment on short notice. The loss of the services of any of these employees, and more specifically, Mr. Lucatz, could potentially harm MICT’s ability to complete the Acquisition, evaluate and pursue strategic alternatives, as well as fulfill its reporting obligations as a public company.

MICT is dependent on the services of its executive officers, whose potential conflicts of interest may not permit MICT to effectively execute its business strategy.

MICT is currently dependent on the continued services and performance of its executive officers, particularly David Lucatz, MICT’s Chairman and Chief Executive Officer and Micronet’s Chief Executive Officer and President. Mr. Lucatz also serves as the President, Chairman and Chief Executive Officer of DLC, the primary asset of which is its ownership of shares of MICT common stock. In addition, certain members of MICT’s board of directors, particularly, Darren Mercer, the Chief Executive Officer of BNN, could have a potential conflict in carrying out his duties as a member of our board of directors.

If Micronet is unable to develop new products and maintain a qualified workforce it may not be able to meet the needs of customers in the future.

Virtually all of the products produced and sold by Micronet are highly engineered and require employees with sophisticated manufacturing and system-integration techniques and capabilities. The markets and industry in which Micronet operates are characterized by rapidly changing technologies. The products, systems, solutions and needs of Micronet customers change and evolve regularly. Accordingly, the future performance of Micronet depends on its ability to develop and manufacture competitive products and solutions, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of Micronet’s business, the hiring and retention of skilled and qualified personnel is necessary to perform the services required by customers. If Micronet is unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, its future revenues and earnings may be adversely affected, and therefore the value of MICT’s equity interest in Micronet may be adversely affected.

Developing new technologies entails significant risks and uncertainties that may cause Micronet to incur significant costs and could have a material adverse effect on its operating results, financial condition, and/or cash flows, and as a result thereof, adversely affect the value of our equity interest in Micronet.

A significant portion of Micronet’s business relates to developing sophisticated products and applications. New technologies may be untested or unproven. In addition, Micronet may incur significant liabilities that are unique to its products and services. While Micronet maintains insurance for some business risks, there is no guarantee that the insurance policies currently in place, or as may be added from time to time, will be sufficient to cover all risks or liabilities that may be incurred. Accordingly, Micronet may be forced to bear substantial costs resulting from risks and uncertainties of its products and products under development, which could have a material adverse effect on its operating results, financial condition and/or cash flows, and therefore the value of MICT’s equity interest in Micronet may be adversely affected.

If Micronet is unable to effectively protect proprietary technology, its business and competitive position may be harmed, which would have an adverse effect on MICT’s business and financial position.

Micronet’s success and ability to compete is dependent on its proprietary technology. The steps Micronet has taken to protect its proprietary rights may not be adequate and Micronet may not be able to prevent others from using its proprietary technology. The methodologies and proprietary technology that constitute the basis of Micronet’s solutions and products are not protected by patents. Existing trade secret, copyright and trademark laws and non-disclosure agreements to which Micronet is a party offer only limited protection. Therefore, others, including Micronet’s competitors, may develop and market similar solutions and products, copy or reverse engineer elements of Micronet’s production lines, or engage in the unauthorized use of Micronet’s intellectual property. Any misappropriation of Micronet’s proprietary technology or the development of competitive technology may have a significant adverse effect on Micronet’s ability to compete and may harm the value of our equity interest in Micronet.

Substantial costs as a result of litigation or other proceedings relating to intellectual property rights may be incurred, which would have an adverse effect on the value of our equity interest in Micronet.

Third parties may challenge the validity of Micronet’s intellectual property rights or bring claims regarding Micronet’s infringement of a third party’s intellectual property rights. This may result in costly litigation or other time-consuming and expensive judicial or administrative proceedings, which could deprive Micronet of valuable rights, cause them to incur substantial expenses and cause a diversion for technical and management personnel. An adverse determination may subject Micronet to significant liabilities or require it to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, Micronet may be required to pay substantial financial damages or be required to discontinue or significantly delay the development, marketing, sale or licensing of the affected products and intellectual property rights. The occurrence of any of the foregoing could have an adverse effect on the value of our equity interest in Micronet.

Micronet’s earnings and margins may be negatively impacted if Micronet is unable to perform under its contracts.

When agreeing to contractual terms, Micronet’s management makes assumptions and projections about future conditions or events. These projections assess, among other factors:

●	the productivity and availability of labor;

●	the complexity of the work to be performed;

●	the cost and availability of materials;

●	the impact of delayed performance; and

●	the timing of product deliveries.

If there is a significant change in one or more of these circumstances or estimates, or if faced with unexpected contract costs, the profitability of one or more of these contracts may be adversely affected and could affect, among other things, Micronet’s earnings and margins, and in turn the value of our equity interest in Micronet, due to the fact that Micronet’s contracts are often made on a fixed-price basis. The occurrence of any of the foregoing could have an adverse effect on the value of our equity interest in Micronet.

Micronet’s earnings and margins could be negatively affected by deficient subcontractor performance or the unavailability of raw materials or components.

Micronet relies on other companies to provide raw materials, major components and subsystems for its products. Subcontractors perform some of the services that Micronet provides to its customers. Micronet depends on these subcontractors and vendors to meet contractual obligations in full compliance with customer requirements. Occasionally, Micronet relies on only one or two sources of supply that, if disrupted, could have an adverse effect on Micronet’s ability to meet commitments to customers. Micronet’s ability to perform its obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. Further, deficiencies in the performance of subcontractors and vendors could result in a customer terminating a contract for default. A termination for default could expose Micronet to liability and adversely affect financial performance and Micronet’s ability to win new contract, and in turn, adversely affect the value of our equity interest in Micronet.

Micronet is dependent on major customers for a significant portion of revenues, and therefore, future revenues and earnings could be negatively impacted by the loss or reduction of the demand for Micronet’s products or services by such customers.

A significant portion of Micronet’s MRM annual revenues is derived from a few leading customers. As of December 31, 2019, Micronet’s had three largest customers combined accounted for approximately 74.48% of its revenues.

Most of Micronet’s major customers do not have any obligation to purchase additional products or services from it. Therefore, there can be no assurance that any of Micronet’s leading customers will continue to purchase solutions, products or services at levels comparable to previous years. A substantial loss or reduction in Micronet’s existing programs could adversely affect its future revenues and earnings and in turn the value of our equity interest in Micronet.

Micronet operates in a highly competitive and fragmented market and may not be able to maintain a competitive position in the future. Any such failure to successfully compete could have a material adverse effect on the value of our equity interest in Micronet.

A number of larger competitors have recently entered the MRM market in which Micronet operates. These large companies have far greater development and capital resources than Micronet. Further, there are competitors of Micronet that offer solutions, products and services similar to those offered by Micronet. If they continue, these trends could undermine Micronet’s competitive strength and position and adversely affect its earnings and financial condition, which could have a material adverse effect on the value of our equity interest in Micronet.

Micronet may cease to be eligible for, or receive reduced, tax benefits under Israeli law, which could negatively impact profits in the future.

Micronet currently receives certain tax benefits under the Israeli Law Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an “Approved Enterprise.” To maintain its eligibility for these tax benefits, Micronet must continue to meet several conditions including, among others, generating more than 25% of its gross revenues outside the State of Israel and continuing to qualify as an “Industrial Company” under Israeli tax law. An Industrial Company, according to the applicable Israeli law (Law for the Encouragement of Industry (Taxes), 1969), is a company that resides in Israel (either incorporated in Israel or managed and controlled from Israel) that, during the relevant tax year, derives at least 90% of its income from an Industrial Factory. An Industrial Factory means a factory that is owned by an Industrial Company and where its manufacturing operations constitute a vast majority of the factory’s total operations/business. The tax benefits of qualifying as an Industrial Company include a reduction of the corporate tax from 24% for “Regular Entities” and 16% or 7.5% for “Preferred Enterprises” (depending on the location of industry) in 2019. In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future. There is no assurance that Micronet will continue to qualify for these tax benefits or that such tax benefits will continue to be available. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and, accordingly, reduce its net profit after tax and negatively impact profits, if any, which may adversely affect the value of our equity interest in Micronet.

Because almost all of MICT’s officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against management for misconduct.

Currently, a majority of MICT’s directors and officers are or will be nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state. Additionally, it may be difficult to enforce civil liabilities under U.S. securities law in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to hear the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law.

Cost fluctuations in the global hardware and communications market and reducing production costs may have a negative impact on Micronet’s business and operations, and as a result thereof.

Micronet’s operations are affected by global hardware prices and communication costs, which are a combined component of the technological solution offered by Micronet to its customers or end users. Also, in order to continue to compete effectively in the target markets, Micronet must continue to streamline its production costs and reduce them in order to enable a competitive price for its products. Micronet must compete among other manufacturers of components and / or products from East Asia including China and India. Micronet’s ability to streamline the production process depends, among other things, on its ability to integrate production processes in these areas, as well as to continue to locate target markets and target customers who are interested in purchasing high-end products that are less sensitive to cost. The occurrence of any of the foregoing could have a negative impact on Micronet’s business and operations, and as a result thereof, adversely affect the value of our equity interest in Micronet.

Economic changes in Micronet’s target markets may adversely impact its business, and as a result thereof, adversely affect the value of our equity interest in Micronet.

Due to the fact that Micronet’s target markets are mainly located in North America and Europe, the lack of economic stability in such markets, such as slowdown or changes to the demands for products or services offered by Micronet, may adversely affect its operations and results, and as a result thereof, adversely affect the value of our equity interest in Micronet.

Micronet’s financial results may be negatively affected by foreign exchange rate fluctuations.

Micronet’s revenues are mainly denominated in U.S. Dollars and costs are mainly denominated in New Israeli Shekels (NIS). Where possible, MICT matches sales and purchases in these and other currencies to achieve a natural hedge. Currently, Micronet does not have a policy with respect to the use of derivative instruments for hedging purposes, except that Micronet will consider engaging in such hedging activities on a case by case basis. To the extent MICT is unable to fully match sales and purchases in different currencies, its business will be exposed to fluctuations in foreign exchange rates.

Cybersecurity disruptions may impact MICT’s business operations or our efforts to complete the Merger if it becomes a target for such activities.

MICT and/or Micronet may be subject to attempted cybersecurity disruptions from a variety of threat actors. If systems for protecting against cybersecurity disruptions prove to be insufficient, MICT and Micronet, and their customers, employees or third parties could be adversely affected. Such cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost or stolen; result in employee, customer or third party information being compromised; or otherwise disrupt business operations. Significant costs to remedy the effects of such a cybersecurity disruption may be incurred by MICT and Micronet, as well as in connection with resulting regulatory actions and litigation, and such disruption may harm relationships with customers and impact MICT’s and Micronet’s business reputation.

Micronet is subject to regulations in the United States and Europe, which if failed to be met, could negatively impact Micronet’s and our business and reputation.

Micronet’s business is subject to certain international standards such as U.S. Federal Communications Commission, or FCC, Part 15B, FCC ID, CE and Restriction of Hazardous Substances, or RoHS, which define compatibility of interface and telecommunications standards to those implemented in the United States by the FCC and in Europe by the European Commission, respectively. Micronet’s solutions and products also need to comply with the E-Mark European standard, which is the standard that defines the compatibility of interface and telecommunications to all appliances installed in and around an automobile. Micronet is exposed to risks from regulators, arising from Micronet’s failure to comply with the aforementioned international standards, which define interface and communication standards, compliance with the standards of the European Common Market, European Conformity, or the CE, and the requirements of the U.S. Communications Regulatory Commission, the FCC, inclusive of the ELD mandate. If Micronet does not adhere to these international standards, Micronet may be limited in marketing its products in such markets, and face fines and/or risks to both our and Micronet’s reputation, and which may also adversely affect our and Micronet’s future revenues and earnings and the value of our of our equity interest in Micronet.

Risks Related to Ownership of MICT Securities

Your ability to influence corporate decisions may be limited because ownership of MICT common stock is concentrated.

As of the date, Mr. Lucatz, the MICT Chairman, Chief Executive Officer and President, beneficially owned 1,234,200 shares, or approximately 6.4% of MICT’s outstanding common stock. As a result, Mr. Lucatz, may exercise significant control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership could also have the effect of delaying or preventing a change in control of MICT, which could have a material adverse effect on the trading price of its common stock.

Provisions in MICT’s certificate of incorporation and of Delaware corporate law could make an acquisition of MICT, which may be beneficial to its stockholders, more difficult and may also prevent attempts by MICT stockholders to replace or remove current or future members of MICT’s management team.

Provisions in MICT’s certificate of incorporation, as amended, and MICT’s amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for MICT common stock. These provisions could also limit the price that investors might be willing to pay in the future for MICT securities, thereby depressing the market price of MICT’s securities. In addition, these provisions may frustrate, deter or prevent any attempts by MICT stockholders to replace or remove current management by making it more difficult for stockholders to replace members of the MICT board of directors. Because the board of directors is responsible for appointing the members of the MICT management team, these provisions could in turn affect any attempt by stockholders to replace current members of the MICT management team.

Moreover, because MICT is incorporated in Delaware, it is governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which prohibits a person who owns in excess of 15% of outstanding voting stock from merging or combining with MICT for a period of three years after the date of the transaction in which the person acquired in excess of 15% of outstanding voting stock, unless the merger or combination is approved in a prescribed manner. MICT has not opted out of the restrictions under Section 203.

MICT stockholders may experience significant dilution as a result of any additional financing that results in the issuance of MICT equity securities and/or debt securities.

To the extent that additional funds are raised by issuing equity securities, including through convertible debt securities, MICT stockholders may experience significant dilution. Sales of additional equity and/or convertible debt securities at prices below certain levels will trigger anti-dilution provisions with respect to certain securities which have been previously issued. If additional funds are raised through a credit facility, or the issuance of debt securities or preferred stock, lenders or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of common stock, and any credit facility or additional securities could contain covenants that would restrict operations.

The price of MICT’s common stock on Nasdaq has been in the past, and may in the future continue to be volatile, and may continue to be volatile even if we complete the Acquisition. Volatility in the trading price of MICT’s common stock could cause purchasers of MICT’s common stock to incur substantial losses.

The price of MICT’s common stock has been and may continue to be volatile. The market price of MICT’s common stock may be influenced by many factors, including but not limited to the following:

●	developments regarding the Acquisition and the transactions contemplated thereby;

●	announcements of developments related to MICT’s business;

●	quarterly fluctuations in actual or anticipated operating results;

●	announcements of technological innovations;

●	new products or product enhancements introduced by Micronet or its competitors;

●	developments in patents and other intellectual property rights and litigation;

●	developments in relationships with third party manufacturers and/or strategic partners;

●	developments in relationships with customers and/or suppliers;

●	regulatory or legal developments in the United States, Israel and other countries;

●	general conditions in the global economy; and

●	the other factors described in this “Risk Factors” section.

For these reasons and others, you should consider an investment in MICT common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the value of such investment.

A sale by MICT of a substantial number of shares of the common stock or securities convertible into or exercisable for the common stock may cause the price of the common stock to decline and may impair the ability to raise capital in the future.

MICT’s common stock is traded on Nasdaq and despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing MICT common stock at or near bid prices at any given time may have been relatively small or non-existent. Financing transactions resulting in a large amount of newly-issued securities, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of MICT common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell those shares in increments over time to mitigate any adverse impact of the sales on the market price of MICT stock. If MICT stockholders sell, or the market perceives that its stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of MICT common stock could fall. Sales of a substantial number of shares of MICT common stock may make it more difficult for MICT to sell equity or equity-related securities in the future at a time and price that MICT deems reasonable or appropriate. Moreover, MICT may become involved in securities class action litigation arising out of volatility resulting from such sales that could divert management’s attention and harm MICT’s business.

If securities or industry analysts do not publish research or reports or publish unfavorable research about MICT’s business, the price of its common stock could decline.

MICT does not currently have any significant research coverage by securities and industry analysts and may never obtain such research coverage. If securities or industry analysts do not commence or maintain coverage of MICT, the trading price for its common stock might be negatively affected. In the event such securities or industry analyst coverage is obtained, if one or more of the analysts who covers MICT or will cover MICT downgrades its securities, the price of MICT common stock would likely decline. If one or more of these analysts ceases to cover MICT or fails to publish regular reports on it, interest in the purchase of MICT common stock could decrease, which could cause the price of MICT common stock and trading volume to decline.

If MICT continues to fail to meet all applicable Nasdaq requirements, Nasdaq may delist its common stock, which could have an adverse impact on its liquidity and market price.

MICT’s common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. If MICT continues to be unable to comply with Nasdaq listing requirements, including, for example, if the closing bid price for MICT common stock continues to fall below $1.00 per share, in breach of Nasdaq Listing Rule 5550(a)(2), Nasdaq could determine to delist the MICT common stock which could adversely affect its market liquidity market price. In that regard, on September 1, 2017, and again on July 22, 2019, MICT received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of its common stock had been below $1.00 per share for each of the consecutive 30 business days preceding both September 1, 2017 and July 22, 2019. On both occasions, MICT was able to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days; however there can be no assurance that MICT will be able to maintain compliance with the Nasdaq listing requirements, or that the common stock will not be delisted from Nasdaq in the future. Such delisting could adversely affect the ability to obtain financing for the continuation of MICT’s operations or prevent us from completing the Acquisition or any other alternative transaction, and could result in the loss of confidence by investors, customers and employees and cause our shareholders to incur substantial losses.

If Nasdaq delists MICT’s securities from trading on its exchange and MICT is not able to list its securities on another national securities exchange, MICT expects its securities could be quoted on an over-the-counter market. If this were to occur, MICT could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that the MICT’s common stock is a “penny stock” which will require brokers trading in the MICT’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for MICT’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We did not declare or pay cash dividends in either 2018 or 2019 and do not expect to pay dividends for the foreseeable future.

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

Risks Related to the Acquisition and the Business of the Post-Acquisition Entity

The combined entity may be unable to successfully execute its growth strategy.

One of the combined entity’s strategies is to pursue organic growth by increasing product offerings, expanding into new verticals and new markets such as China. The combined entity also intends to continue to expand and upgrade the reliability and scalability of the PaaS offering and other aspects of its proprietary technology. The combined entity may not be able to successfully execute all or any of these initiatives, and the results may vary from the expectations of the combined entity or others. Further, even if these initiatives are successful, the combined entity may not be able to expand and upgrade its technology systems and infrastructure to accommodate increases in the business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of its customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny. In addition, the combined entity will need to continue to attract, hire and retain highly skilled and motivated executives and employees to both execute the growth strategy and to manage the resulting growth effectively.

The combined entity may be unable to integrate the businesses of ParagonEx and Beijing Brookfield successfully.

ParagonEx and Beijing Brookfield are independent companies that have never operated as a combined entity before. Until now, each of ParagonEx and Beijing Brookfield has pursued its own separate businesses in different geographic locations. Upon consummation of the Acquisition, the combined entity will need to integrate the operations of these two companies that currently operate in different industries and geographic locations into a single operation. Although we believe the business of ParagonEx and Beijing Brookfield are complementary and there will be synergies from the integration of the two companies, we cannot assure you that the Acquisition will produce the expected or intended results. The failure to address problems encountered in connection with such integration could cause the combined entity to fail to realize the anticipated benefits or incur unanticipated liabilities, any of which could have a materially adverse effect on the business, financial condition, results of operations and cash flows of the combined entity, which could negatively impact its stock price.

The combined entity’s acquisition strategy may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and the combined entity may not operate profitably.

One of the combined entity’s strategies is to pursue growth through acquisitions of smaller players in the industry. Such acquisitions involve significant transaction expenses, including, but not limited to, fees paid to legal, financial, tax and accounting advisors, filing fees and printing costs. Acquisitions also present risks associated with offering new products or entering new markets and integrating the acquired companies.

Other areas where the combined entity may face risks include:

●	diversion of management time and focus from operating the business of the combined entity to address challenges that may arise in integrating the acquired business;

●	transition of operations, users and user accounts onto existing platforms or onto platforms of the acquired company;

●	failure to successfully further develop the acquired business;

●	failure to realize anticipated operational or financial synergies;

●	implementation or remediation of controls, procedures, and policies at the acquired company;

●	the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

●	liability for activities of the acquired company before the acquisition, such as violations of laws and regulatory requirements, commercial disputes, tax liabilities, infringement of third-party rights in intellectual property and other known and unknown liabilities; and

●	integration of the acquired business’ accounting, human resource and other administrative systems, and coordination of trading and sales and marketing functions.

Future acquisitions could also result in dilutive issuances of the equity securities of the combined entity, the incurrence of debt, amortization expenses, impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm the financial condition or results of operations and cash flows of the combined entity. Additionally, any new businesses that may be acquired by the combined entity, once integrated with the existing operations, may not produce expected or intended results. The failure to address these risks or other problems encountered in connection with future acquisitions could cause the combined entity to fail to realize the anticipated benefits of such acquisitions or incur unanticipated liabilities, any of which could have a materially adverse effect on the business, financial condition, results of operations and cash flows of the combined entity.

None of GFH, Beijing Brookfield or ParagonEx have any formal risk management policies or procedures and those applied by them may not be effective and may leave them exposed to unidentified or unexpected risks.

GFH, Beijing Brookfield and ParagonEx are dependent on the professional expertise and experience of their management and staff to assess risks. GFH, Beijing Brookfield and ParagonEx do not have any formal written policies or procedures for identifying, monitoring or controlling risks, including risks related to human error, customer defaults, market movements, technology, fraud or money-laundering, and such risks are evaluated by their respective management teams and boards of directors on an ad-hoc basis. Such practices and methods used by GFH, Beijing Brookfield and ParagonEx for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. The risk-management methods utilized by GFH, Beijing Brookfield and ParagonEx also may not adequately prevent losses due to technical errors if their testing and quality control practices are not effective in preventing failures. In addition, GFH, Beijing Brookfield and ParagonEx may elect to adjust their risk-management policies to allow for an increase in risk tolerance, which could expose it to the risk of greater losses. The risk-management methods used by GFH, Beijing Brookfield and ParagonEx rely on a combination of technical and human controls and supervision that are subject to error and failure. These methods may not protect GFH, Beijing Brookfield and ParagonEx against all risks or may protect them less than anticipated, in which case the business, financial condition and results of operations and cash flows of GFH, Beijing Brookfield and ParagonEx may be materially adversely affected.

MICT shareholders may be unable to ascertain the merits or risks of Beijing Brookfield’s and ParagonEx’s operations and the business of these companies are outside of MICT management’s area of expertise.

To the extent we complete the Acquisition, we will be affected by numerous risks inherent in both Beijing Brookfield’s and ParagonEx’s business operations. Furthermore, after completion of the Acquisition, the business of GFH will be entirely different from MICT’s business. Although MICT’s management has endeavored to evaluate the risks inherent in the proposed Merger, MICT cannot assure you that it can adequately ascertain or assess all of the significant risk factors.

Subsequent to the completion of the Acquisition, MICT may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and its share price, which could cause you to lose some or all of your investment.

MICT cannot assure you that the due diligence MICT has conducted on GFH, and its subsidiaries Beijing Brookfield and ParagonEx has revealed all material issues that may be present with regard to such companies, or that it would be possible to uncover all material issues through a customary amount of due diligence or that risks outside of MICT’s control will not later arise. Each of GFH, Beijing Brookfield and ParagonEx are privately held companies and MICT therefore has made its decision to pursue the Acquisition on the basis of limited information, which may result in a business combination that is not as profitable as expected, if at all. As a result of these factors, MICT may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Even if MICT’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with MICT’s preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on MICT’s liquidity, the fact that MICT reports charges of this nature could contribute to negative market perceptions about MICT or MICT’s securities. Accordingly, we cannot predict the impact that the Acquisition will have on GFH’s securities.

Furthermore, the Acquisition Agreement by which MICT will be acquiring GFH stipulates that all representations and warranties provided by GFH with regard to its businesses, will expire upon completion of the acquisition. Consequently, MICT will be limited in its ability to pursue a claim against GFH for breach of any of its representations and warranties that are discovered after the completion date, unless MICT is able to prove that such breach amounted to fraudulent misrepresentation or resulted from a similar act of malicious intent.

MICT’s ability to be successful following the Acquisition will be dependent upon the efforts of the MICT Board and key personnel and the loss of such persons could negatively impact the operations and profitability of MICT’s post-combination business.

MICT’s ability to be successful following the Acquisition will be dependent upon the efforts of the MICT Board and key personnel. Furthermore, the business of MICT following the Acquisition will be made up mostly of GFH’s business, and will be entirely different from MICT’s current business. It is only contemplated that two of MICT’s existing directors will serve on the MICT board of directors for a limited period of time, and MICT cannot assure you that MICT’s board of directors and key personnel will be effective or successful or remain with MICT. In addition to the other challenges they will face, the new members of MICT’s board of directors, other than the MICT continuing directors, may be unfamiliar with the requirements of operating a public company, which could cause MICT’s management to have to expend time and resources helping them become familiar with such requirements.

It is estimated that, pursuant to the Merger Agreement, MICT’s current public stockholders will only own a minimal interest of MICT. Accordingly, the future performance of MICT will depend upon the quality of the post-Merger board of directors, management and key personnel of MICT and the MICT’s ability to retain such managers and key personnel over time.

Failure to complete the Acquisition could harm the price of MICT’s common stock and the future business and operations of each company.

If the Merger Agreement is terminated and the board of directors of the respective parties determine to seek another business combination, there can be no assurance that either MICT or GFH will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in connection with the Acquisition.

Some of MICT’s officers and directors have interests in the Acquisition that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Certain officers and directors of MICT, like those of other companies, participate in compensation arrangements that provide them with interests in the Acquisition that are different from yours, including, among others, the continued service as an officer or director of the combined organization for some limited period of time, severance benefits and the potential ability to sell an increased number of shares of common stock of the combined organization in accordance with Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. For example, such officers and directors may receive compensation for their services generally, as well as in connection with the Acquisition, and subject to and upon the consummation of the Acquisition, MICT will issue to our former director, Miki Balin, and two of our current directors, Chezy (Yehezkel) Ofir and Jeffrey P. Bialos, including our Chief Executive Officer, Mr. David Lucatz, 300,000 options to purchase MICT common stock (1,200,000 options in the aggregate) with an exercise price equal to $1.41, which shall be granted as success bonuses under MICT’s existing stock incentive plans or under GFH’s 2019 equity plan (including the 2019 Israeli sub-plan) and which shall be, converted into certain replacement stock options of MICT.

The securityholders of MICT will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined organization following the completion of the Acquisitions as compared to their current ownership and voting interests in MICT.

After the completion of the Acquisition, the current stockholders of MICT will own a smaller percentage of the combined organization than their ownership of their respective companies prior to the Transactions. Immediately after the closing of the Acquisition, it is anticipated that MICT stockholders will own approximately 7.64% of the common stock of the combined organization and GFH stockholder will own approximately 75.76% of the common stock of MICT. These estimates are subject to adjustment.

During the pendency of the Acquisition, MICT and GFH may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of MICT and GFH to make acquisitions, subject to certain exceptions relating to fiduciary duties, as set forth below, or to complete other transactions that are not in the ordinary course of business pending completion of the Acquisition. As a result, if the Acquisition is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited during the interim period from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as merger, sale of assets or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties, as set forth below. Any such transactions could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of MICT and GFH from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except, in the case of MICT, in the limited circumstances when its board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to be inconsistent with the board of directors’ fiduciary duties.

The market price of MICT’s common stock is expected to be volatile, and the market price of the common stock may drop following the Acquisition.

The market price of MICT’s common stock following the Acquisition could be subject to significant fluctuations. Some of the factors that may cause the market price of MICT’s common stock to fluctuate include:

●	changes in laws or regulations applicable to MICT’s business and operations;

●	introduction of new products, services or technologies by MICT’s competitors;

●	failure to meet or exceed financial and development projections MICT may provide to the public;

●	failure to meet or exceed the financial and development projections of the investment community;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by MICT or its competitors;

●	additions or departures of key personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about MICT’s business, or if they issue an adverse or misleading opinions regarding its business and stock;

●	general market or macroeconomic conditions;

●	sales of its common stock by MICT or its shareholders in the future;

●	trading volume of MICT’s common stock; and

●	period-to-period fluctuations in MICT’s financial results

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of MICT’s common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm MICT’s profitability and reputation.

An active market for MICT’s common stock may not develop, which would adversely affect the liquidity and price of MICT’s common stock.

The price of MICT’s common stock may vary significantly due to factors specific to MICT as well as to general market or economic conditions. Furthermore, an active trading market for MICT’s common stock may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

The market price of MICT’s common stock may decline as a result of the Acquisition.

The market price of MICT’s common stock may decline as a result of the Acquisition for a number of reasons including if:

●	investors react negatively to the prospects of MICT’s business and the prospects of the Acquisition;

●	the effect of the Acquisition on MICT’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●	MICT does not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts.

MICT’s stockholders may not realize a benefit from the Acquisition commensurate with the ownership dilution they will experience in connection with the Merger.

If MICT is unable to realize the full strategic and financial benefits currently anticipated from the Acquisition, MICT’s stockholders will have experienced substantial dilution of their ownership interests in MICT without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent MICT is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Following the Acquisition, if securities or industry analysts do not publish or cease publishing research or reports about MICT, its business, or its market, or if they change their recommendations regarding MICT common stock adversely, the price and trading volume of the MICT common stock could decline.

The trading market for MICT’s common stock will be influenced by the research and reports that industry or securities analysts may publish about MICT, its business, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on MICT. If no securities or industry analysts commence coverage of MICT, MICT’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover MICT change their recommendation regarding MICT’s share adversely, or provide more favorable relative recommendations about our competitors, the price of the MICT’s common stock would likely decline. If any analyst who may currently cover MICT were to cease coverage of MICT or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause MICT’s stock price or trading volume to decline.

Future sales of shares by stockholders could cause MICT’s stock price to decline.

If stockholders of MICT sell, or indicate an intention to sell, substantial amounts of MICT’s common stock in the public market after legal restrictions on resale discussed in this Annual Report on Form 10-K lapse, the trading price of MICT’s common stock could decline. Based on shares outstanding as of the date of this Annual Report on Form 10-K, and shares expected to be issued upon completion of the Acquisition, MICT is expected to have outstanding a total of approximately 145,130,577 shares of common stock immediately following the completion of the Acquisition. Of such shares, all of the shares being issued to GFH pursuant to the Merger Agreement, which shall be subject to a lock-up agreement for a period of twelve (12) months following the closing of the Acquisition, shall become available for sale. All other outstanding shares of common stock will be freely tradable, without restriction, in the public market. If these shares are sold, the trading price of MICT’s common stock shares could decline.

Risks related to recent and potential changes to regulatory legislation in the British Virgin Islands could lead to increased costs of GFH in complying with additional regulatory and reporting requirements.

As the global regulatory and tax environment evolves, GFH may be subject to new or different statutory and regulatory requirements (for example, on January 1, 2019 the Economic Substance (Companies and Limited Partnerships) Act, 2018 of the British Virgin Islands (the “Economic Substance Act”) came into force and related regulations and guidance are anticipated in due course). It is difficult to predict what impact the adoption of these laws or regulations, or changes in the interpretation of existing laws or regulations could have on GFH, however, compliance with various additional obligations may create significant additional costs that may be borne by GFH or otherwise affect the management and operation of GFH.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently maintain office space in Herzliya, Israel.

The Company has terminated the lease and it shall be terminated effectively on March 2020. We have engaged in an alternative lease agreement for nearby offices in Herzliya as well. Under the new lease we are sharing certain office space with Micronet (under a sub-lease) and we are currently occupying 25% of the space and approximately 1,092 square feet and our monthly rent obligation is approximately $2,337 (25% of the total rent, paid on a pro rata basis).

Item 3.	Legal Proceedings.

From time to time, we may become subject to litigation incidental to our business.

In March 2017, MICT entered into an Investment Banking Agreement, or the Sunrise Agreement, with Sunrise Securities LLC and Trump Securities LLC, or collectively, Sunrise, through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There are also questions about the applicability of the Sunrise Agreement to the Acquisition, and it is thus not clear whether or not Sunrise shall be owed any transaction fee upon the closing of the Acquisition. There can be no assurance that a settlement will be reached with respect to this disagreement.

If Sunrise asserts a claim for fees and a settlement is not reached, it could result in litigation or other legal proceedings, which may cause MICT and/or GFH (which, pursuant to the Merger Agreement, shall be responsible for the settlement and payment of any claims brought under the Sunrise Agreement) to incur substantial costs defending such dispute, and which could delay the closing of the Acquisition or result in the termination of the Merger Agreement.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are listed on the Nasdaq under the symbol “MICT.”

Holders

As of February 18, 2020, we had 11,089,532 shares of common stock outstanding and such shares were held by 15 stockholders of record. Because some of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We did not declare or pay cash dividends in either 2018 or 2019 and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We have no dividends policy and will consider distributing dividends on a year by year basis. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

During the first quarter of 2019, we issued an aggregate of 145,300 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

During the second quarter of 2019, we issued an aggregate of 275,300 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

During the fourth quarter of 2019, we issued an aggregate of 80,000 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

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

The Company’s business relates to its ownership interest in Micronet, a former consolidated subsidiary, formed and based in Israel, in which the Company previously held a majority ownership interest that has since been diluted to a minority ownership interest.

As of December 31, 2019, the Company held 30.48% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer, it held 37.79% of the voting interest in Micronet as of such date. Micronet operates in the growing commercial MRM market and video analytics device market. Micronet through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides third party telematics service providers, or TSPs, a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs.

Micronet is currently entering the video analytics device market by developing an all in-one video telematics device known as Micronet SmartCam. Micronet SmartCam technologically is based on the powerful flexible Android platform, is expected to be a ruggedized, integrated, and ready-to-go smart camera supporting complete telematics features designed for in-vehicle use. Coupled with vehicle-connected interfaces, state of the art diagnostic capabilities, and two cameras, it offers video analytics and telematics services, addressing safety, vehicle health, and tracking needs of commercial fleets. We believe that Micronet SmartCam provides a versatile, advanced, and affordable mobile computing platform for a variety of fleet management and video analytics solutions. The powerful computing platform, coupled with the Android 9 operating system, allows the company customers to run their applications or pick and choose a set of applications and services from Micronet marketplace. Micronet’s customers consist primarily of application service providers, or ASPs, and solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for construction and heavy equipment. Micronet products are used by customers worldwide.

Acquisition Agreement with BNN Technology PLC

On December 18, 2018, we, GFH, Merger Sub, BNN, BI China, ParagonEx, certain holders of ParagonEx’s outstanding ordinary shares and a trustee thereof, and Mark Gershinson, in the capacity as the representative of the ParagonEx sellers, entered into the Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Acquisition Agreement, Merger Sub would merge with and into the Company, as a result of which each outstanding share of the Company’s common stock and warrant to purchase the same would be cancelled in exchange for the right of the holders thereof to receive 0.93 substantially equivalent securities of GFH, after which GFH would acquire (i) all of the issued and outstanding securities of BI China in exchange for newly issued ordinary shares of GFH and (ii) all of the issued and outstanding ordinary shares of ParagonEx for a combination of cash in the amount equal to approximately $25 million (the majority of which was raised in a private placement by GFH), unsecured promissory notes and newly issued ordinary shares of GFH.

In furtherance of the Transactions, and upon the terms and subject to the conditions described in the Acquisition Agreement, BNN agreed to commence the Offer as promptly as practicable and no event later than 15 business days after the execution of the Acquisition Agreement, to purchase up to approximately 20% of the outstanding shares of the Company’s common stock at the Offer Price. On March 13, 2019, the deadline for the Offer was extended to April 8, 2019. Additionally, following the Transactions, it was contemplated that the certain of our operating business assets, including our interest in Micronet, would be spun off to our stockholders who continue to retain shares of our common stock after the Offer. Subject to the terms and conditions of the Acquisition Agreement, and assuming that none of the shares of our common stock are purchased by BNN in connection with the Offer, our stockholders would own approximately 5.27% of GFH after giving effect to the transactions contemplated by the Acquisition Agreement.

On May 31, 2019, we terminated the spin-off of Micronet and in June 2019, the Offer was terminated. Effective November 7, 2019, the Parties entered into the Termination Agreement, pursuant to which the parties agreed to terminate the Acquisition Agreement, effective immediately.

Merger Agreement with GFH

On November 7, 2019, we and Intermediate entered into, and Merger Sub, shall upon execution of a joinder, enter the Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of Intermediate’s common stock shall be cancelled in exchange for the right of the holders thereof to receive a substantially equivalent security of MICT. GFH will receive an aggregate of 109,946,914 shares of MICT common stock as merger consideration in the Acquisition.

Concurrent with the execution of the Merger Agreement, Intermediate entered into (i) a share exchange agreement with Beijing Brookfield pursuant to which Intermediate will acquire all of the issued and outstanding ordinary shares and other equity interest of Beijing Brookfield from the shareholders of Beijing Brookfield in exchange for 16,310,759 newly issued shares of GFH and (ii) a share exchange agreement with ParagonEx, the ParagonEx Sellers and Mark Gershinson, pursuant to which, the ParagonEx Sellers will transfer to Intermediate all of the issued and outstanding securities of ParagonEx in exchange for Intermediate’s payment and delivery of $10.0 million in cash, which is to be paid upon the closing of the Acquisition, and 75,132,504 newly issued shares of GFH deliverable at the closing of the share exchange.

After giving effect to the Acquisition, the conversion of the Convertible Debentures and the conversion or exercise of the securities issued by MICT pursuant to the Offering of the Preferred Stock and Warrants and the Offering of Convertible Note and Warrants, it is expected that MICT will have approximately $15.0 million of cash as well as ownership of ParagonEx and Beijing Brookfield and that MICT’s current stockholders will own approximately 11,089,532 shares, or 7.64%, of the 145,130,577 shares of MICT common stock outstanding.

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

The Merger Agreement provides that all options to purchase shares of the Company’s common stock that are outstanding and unexercised shall be accelerated in full effective as of immediately prior to the effective time of the Acquisition. The options shall survive the closing of the Acquisition for a period of 15 months from the date of the closing of the Acquisition and all equity incentive plans of the Company shall remain in effect.

Consummation of the Merger Agreement is subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Merger Agreement by the requisite vote of MICT’s stockholders; (ii) expiration of the applicable waiting period under any antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) receipt of requisite regulatory approval, (iv) receipt of required consents and provision of required notices to third parties, (v) no law or order preventing or prohibiting the Acquisition or the other transactions contemplated by the Merger Agreement or the Closing; (vi) no restraining order or injunction preventing the Acquisition or the other transactions contemplated by the Merger Agreement; (vii) appointment or election of the members of the post-Closing MICT board of directors as agreed, and (viii) the filing of the definitive proxy statement with the SEC.

In addition, prior to the consummation of the Acquisition, if the Merger Agreement is terminated after the closing of the Beijing Brookfield Acquisition or the ParagonEx Acquisition, as the case may be, or if the Acquisition does not close by the outside date set forth in the Merger Agreement, the transactions contemplated by the Beijing Brookfield Share Exchange Agreement and the ParagonEx Share Exchange Agreement, may be unwound. In the event of an unwinding of such acquisitions, GFH will return the Beijing Brookfield shares to BI Interactive and the ParagonEx shares to the Paragon Ex Sellers and in turn BI Interactive and the ParagonEx Sellers will return the shares of Global Fintech received in the applicable share exchange.

Voting Agreement. In connection with the execution and delivery of the Merger Agreement, DLC, an entity affiliated with David Lucatz, the President and Chief Executive Officer of MICT, entered into the Voting Agreement, pursuant to which, during the term of such agreement, DLC has agreed to vote all of its capital shares in MICT in favor of the Merger Agreement, the related ancillary documents and any required amendments to MICT’s organizational documents, and in favor of all of the transactions in furtherance thereof, and to take certain other actions in support of the transactions contemplated by the Merger Agreement and will, at every meeting of the stockholders of MICT called for such purpose, and at every adjournment or postponement thereof (or in any other circumstances upon which a vote, consent or approval is sought, including by written consent), not vote any of its shares of the Common Stock at such meeting in favor of, or consent to, and will vote against and not consent to, the approval of any alternative proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect in any material respect the transactions contemplated by the Merger Agreement. The Voting Agreement shall terminate, among other reasons, upon the earlier of the termination of the Merger Agreement and March 31, 2020.

Offering of Series A Convertible Preferred Stock and Warrants

On June 4, 2019, we entered into the Preferred Securities Purchase Agreement with the Preferred Purchasers, subject to approval by the Nasdaq Stock Market for as to the eligibility of the transaction pursuant to which we agreed to sell 3,181,818 shares of Preferred Stock. The Preferred Stock was sold together with the Preferred Warrants to purchase up to 4,772,727 shares of common stock (representing 75% of the aggregate number of shares of common stock into which the Preferred Stock shall be convertible), for aggregate gross proceeds of $7 million to us. The terms of the Preferred Securities Purchase Agreement were approved by Nasdaq Stock Market in July 2019 and as a result the company issued the preferred stock along with the warrants.

The Preferred Stock shall be convertible into common stock at the option of each holder of Preferred Stock at any time and from time to time, at a conversion price of $1.10 per share and shall also convert automatically upon the occurrence of certain events, including the completion by us of a fundamental transaction. Commencing on March 31, 2020, cumulative cash dividends shall become payable on the Preferred Stock at the rate per share of 7% per annum, which rate shall increase to 14% per annum on June 30, 2020. We shall also have the option to redeem some or all of the Preferred Stock, at any time and from time to time, beginning on December 31, 2019. The holders of Preferred Stock shall vote together with the holders of common stock as a single class on as-converted basis, and the holders of Preferred Stock holding a majority-in-interest of the Preferred Stock shall be entitled to appoint the Preferred Director. The Preferred Securities Purchase Agreement provides for customary registration rights.

The Preferred Warrants shall have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like), which is above the average price of the common stock during the preceding five trading days of entry into the Preferred Securities Purchase Agreement, and shall be exercisable immediately, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20 million.

Offering of Convertible Note and Warrants

On June 4, 2019, we entered into the Note Purchase Agreement with BNN, subject to approval by the Nasdaq Stock Market for as to the eligibility of the transaction pursuant to which BNN agreed to purchase from us $2 million of Convertible Notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and us. The Convertible Notes, which shall be convertible into up to 2,727,272 shares of common stock (using the applicable conversion ratio of $1.10 per share), shall be sold together with certain the Note Warrants to purchase up to 2,727,272 shares of common stock (representing 100% of the aggregate number of shares of common stock into which the Convertible Notes are convertible). The Convertible Notes shall have a duration of two (2) years.

The Convertible Notes shall be convertible into common stock at the option of the Note Purchaser at any time and from time to time, and upon the issuance of one or more Convertible Notes. Darren Mercer, the Chief Executive Officer of BNN, was appointed to the Company’s board of directors as the Note Director. The Note Purchase Agreement provides for customary registration rights. The terms of the note purchase agreement were approved by Nasdaq Stock Market in July 2019 and as a result the company issued the convertible notes along with the warrants.

The Note Warrants shall have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like), and shall be exercisable immediately upon receipt of stockholder approval of the Convertible Note Offering, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20 million.

On January 21, 2020, we entered into a Conversion Agreement with BNN, pursuant to which BNN agreed to the Conversion, in which the outstanding Convertible Notes, issued on July 31, 2019, as part of the initial closing of the Note Purchase Agreement, were converted into 1,818,181 shares of the Company’s newly-designated Series B Preferred stock. In accordance with the Conversion, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred with the Secretary of State of the State of Delaware on January 21, 2020 to designate the rights and preferences of up to 1,818,181 shares of Series B Preferred.

Offering of Secured Convertible Debentures

On November 7, 2019, we entered into the Primary Purchase Agreement with the Primary Purchasers pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us the Primary Convertible Debentures with an aggregate principal amount of approximately $15.9 million. Concurrently with entry into the Primary Purchase Agreement, we entered into the Non-Primary Purchase Agreement with the Non-Primary Purchasers pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us the Non-Primary Convertible Debentures with an aggregate principal amount of $9.0 million. The Convertible Debentures shall be convertible into our shares of common stock at a conversion price of $1.41 per share. The Convertible Debentures will be due upon the earlier of (i) six months from the date of issuance and (ii) the termination of the Merger Agreement. We are obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 5% per annum, payable quarterly, in cash or, at our option in certain instances, in shares of common stock. We may not voluntarily prepay any portion of the principal amount of the Convertible Debentures without the prior written consent of the Purchasers.

Subject to stockholder approval of an increase in the shares of common stock to allow for the full conversion of the Convertible Debentures into common stock, the Convertible Debentures shall be convertible into common stock at the option of the Purchasers at any time and from time to time. Upon the closing of the Acquisition and written notice from us to the Purchasers, the Forced Conversion shall be effected. Upon the occurrence of certain events, including, among others, if we fail to file a preliminary proxy statement with respect to the Acquisition on or prior to November 18, 2019, if the Forced Conversion does not occur on or before January 24, 2020, or if there are certain breaches of the Primary Purchasers’ Registration Rights Agreement, the Primary Purchasers are permitted to require us to redeem the Primary Convertible Debentures, including any interest that has accrued thereunder, for cash.

The proceeds of each Convertible Debenture Offering were placed in separate blocked bank accounts, each of which is subject to a blocked deposit account control agreement that we entered into. We shall not have access to such proceeds until the closing of the Acquisition and only upon the satisfaction of certain other requirements, including, among other things, effectiveness of the Resale Registration Statement (as defined below).

The Purchase Agreements provide for customary registration rights, pursuant to the Registration Rights Agreement, which was to be entered into at the time of the closing of the Convertible Debenture Offering. Pursuant to the Registration Rights Agreements, we are obligated to, among other things, (i) file the Resale Registration Statement with the SEC for purposes of registering the shares of common stock issuable upon the conversion of the Convertible Debentures and (ii) use its best efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than the effectiveness of the Acquisition. The Registration Rights Agreements contains customary terms and conditions for a transaction of this type, including certain customary cash penalties on us for our failure to satisfy the specified filing and effectiveness time periods.

Impairment of Micronet Investment

On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%, and our current voting interest in Micronet stands at 37.79% of the issued and outstanding shares of Micronet.

The Company recorded an impairment of its investment in Micronet and change in fair value in loan to Micronet as of December 31, 2019 in the total amount of $281.

The method used for determining fair value of the investment in Micronet was based on a quoted market price on the TASE.

While Micronet is a publicly traded company in Israel, its shareholder base is widely spread and we continue to be Micronet’s largest shareholder, as of September 5, 2019 maintaining a voting interest of 37.79% of its issued and outstanding shares as of September 5, 2019. We believe that since most items that may require shareholder approval required majority consent, we exert a high level of influence over such voting matters which may include the appointment and removal of directors. In that regard, to date, we have appointed a majority of the directors of Micronet’s board of directors.

Based on the above, although we are unable to fully consolidate Micronet’s financial statements according to accounting principles generally accepted in the United States of America, or U.S. GAAP, we also do not consider Micronet to be a discontinued operation since we consider ourselves in effective control of Micronet and the raising of equity by Micronet that diluted our interests was done in order to continue its operations. While Micronet is a publicly traded company in Israel, its shareholder base is widely spread and we continue to be Micronet’s largest shareholder, maintaining a voting interest of 30.48% of its issued and outstanding shares. We believe that since most items that may require shareholder approval required majority consent, we exert a high level of influence over such voting matters which may include the appointment and removal of directors. In that regard, to date, we have appointed a majority of the directors of Micronet’s board of directors.

Based on the above, although we are unable to fully consolidate Micronet’s financial statements according to U.S. GAAP, we also do not consider Micronet to be a discontinued operation since we consider ourselves in effective control of Micronet and the raising of equity by Micronet that diluted our interests was done in order to continue its operations.

The following is the composition from Micronet’s operation for the year ended December 31, 2019, respectively:

Year ended December 31,
2019
Revenues	$8,747

Gross profit	1,361
Loss from operations	(3,052)

Net Loss	$(3,268)

Net loss in equity method (*)	(608)

Impairment of equity method investment	(187)
(*) Includes Gain from change of ownership interests	101

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

Revenues for the year ended December 31, 2019 were $477,000, compared to $14,162,000 for the year ended December 31, 2018. This represents a decrease of $13,685,000, or 97%, for the year ended December 31, 2019. The decrease in revenues for the year ended December 31, 2019 is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019, as well as a decrease in customer orders, and their value, a trend that has continued from the year ended December 31, 2018.

Gross loss for the year ended December 31, 2019 decreased by $3,879,000 to $369,000, and represents 77% of the revenues. This is in comparison to gross profit of $3,510,000, or 25% of the revenues for the year ended December 31, 2018. The decrease in gross loss for the year ended December 31, 2019 is mainly a result of the deconsolidation of Micronet as well as the decrease in revenues and slow inventory reduction at Micronet for the two month period that Micronet was consolidated.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for year ended December 31, 2019 were $198,000, compared to $1,582,000 for the year ended December 31, 2018. This represents a decrease of $1,384,000, or 87%, for the year ended December 31, 2019. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as a decrease in salary expenses due to the reduction of employees and subcontractors at Micronet.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the year ended December 31, 2019 were $3,027,000, compared to $6,345,000 for the year ended December 31, 2018. This represents a decrease of $3,318,000, or 52%, for the year ended December 31, 2019. The decrease is mainly the result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as decreases in wages and professional services at Micronet and partially offset by (1) an increase associated with the issuance of options and shares to directors, employees and consultants, and (2) a provision for doubtful debts (3) transactions fees.

Impairment of Goodwill

Previously the goodwill was recorded at Micronet. The goodwill impairment test was conducted in two steps. In the first step, Micronet determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds the fair value, the Micronet would then perform the second step of the impairment test, which requires the allocation of the reporting unit’s fair value of all its assets and liabilities in a manner similar to acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Micronet has one operating segment and one operating unit related to its product offerings in the MRM market As of December 31, 2018, Micronet’s market capitalization was significantly lower than the net book value of the reporting unit. In establishing the appropriate market capitalization, the Micronet looked at the date that the annual impairment test is performed (December 31, 2018). In order to calculate its market capitalization, Micronet used the price per share of NIS 0.46. Following the results of the step one test, Micronet continued to the second step, which was performed by allocating the reporting unit’s fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. Micronet determined that the carrying value of goodwill should be impaired and therefore an impairment of $1.466 million was recorded.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the year ended December 31, 2019, were $255,000, compared to $1,906,000 for the year ended December 31, 2018. This represents a decrease of $1,651,000, or 87%, for the year ended December 31, 2019. The decrease in research and development costs for the year ended December 31, 2019 is primarily a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as a decrease in salary expenses due to a decrease in the number of employees at Micronet.

Loss from Operations

Our loss from operations for the year ended December 31, 2019 was $3,869,000, compared to loss from operations of $9,087,000, for the year ended December 31, 2018. The decrease in loss from operations for the year ended December 31, 2019 is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Financial Expenses, net

Financial expenses, net for the year ended December 31, 2019 were $388,000, compared to expenses of $1,267,000 for the year ended December 31, 2018. This represents a decrease of $879,000, for the year ended December 31, 2019. The decrease in financial expenses for the year ended December 31, 2019 is primarily due to changes in currency exchange rates and the fact that we fully repaid our bank loan and debt that was outstanding to YA II PN, Ltd., or YA, in 2019.

Net Profit/Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the year ended December 31, 2019 was $4,217,000, compared to a net loss of $2,610,000 for the year ended December 31, 2018. This represents an increase in net loss of $1,607,000 for the year ended December 31, 2019, as compared to 2018. The increase in net loss is primarily attributable to the closing of the sale of all of Enertec’s outstanding equity to Coolisys pursuant to the terms of the Share Purchase Agreement and as a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Discontinued Operation

As a result of the sale of Enertec Systems 2001 Ltd., or Enertec, our subsidiary, to Coolisys, we classified Enertec’s assets and liabilities as held for sale and the results of operations in the statement of operations and prior periods’ results have been reclassified as a discontinued operation. Enertec’s net loss decreased from $4,901,000 for the year ended December 31, 2017, to a net profit of $4,894,000 for the five months ended May 22, 2018. The net loss for the five months ended May 22, 2018 was partially offset by the $6,844,000 capital gain realized from such sale, resulting in a net profit of $4,894,000.

Liquidity and Capital Resources

As of December 31, 2019, our total cash and cash equivalents balance was $3,154,000, as compared to $2,174,000 as of December 31, 2018. This reflects an increase of $980,000 in cash and cash equivalents for the reasons described below.

Sales of our Securities

On June 4, 2019, the Company entered into the Securities Purchase Agreement, pursuant to which the Company agreed to sell 3,181,818 shares of Preferred Stock with a stated value of $2.20 per share. The Preferred Stock, which shall be convertible into up to 6,363,636 shares of common stock of the Company, was sold together with the Preferred Warrants, to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7 million to the Company.

Concurrently with the offering of the Preferred Stock, the Company entered into a Securities Purchase Agreement, or the Note Purchase Agreement, with BNN, pursuant to which BNN agreed to purchase from the Company $2 million of convertible notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and the Company, or collectively, the Convertible Notes. The Convertible Notes, which shall be convertible into up to 2,727,272 shares of common stock, shall be sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The Convertible Notes shall have a duration of two years.

On July 29, 2019, the Company completed the first closing of the offering of Preferred Stock, pursuant to which the Company sold 2,386,363 shares of Preferred Stock and accompanying Preferred Warrants to purchase up to 3,579,544 shares of common stock, for aggregate gross proceeds of $5,250,000. The Company paid an aggregate of $420,000 in fees in with respect to the offering of the Preferred Stock. On December 31, 2019, the company received $1,200,000 in connection with the sale and issuance of additional shares of Preferred Stock.

In addition, on November 7, 2019, the Company the Primary Purchase Agreement with the Primary Purchasers, pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us the Primary Convertible Debentures with an aggregate principal amount of approximately $15.9 million. Concurrently with entry into the Primary Purchase Agreement, we entered into the Non-Primary Purchase Agreement with the Non-Primary Purchasers pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us the Non-Primary Convertible Debentures with an aggregate principal amount of $9.0 million. The Convertible Debentures shall be convertible into our shares of Common Stock at a conversion price of $1.41 per share. The Convertible Debentures will be due upon the earlier of (i) six months from the date of issuance and (ii) the termination of the Merger Agreement. We are obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 5% per annum, payable quarterly, in cash or, at our option in certain instances, in shares of Common Stock. We may not voluntarily prepay any portion of the principal amount of the Convertible Debentures without the prior written consent of the Purchasers.

Subject to stockholder approval of the Convertible Debenture Offering, the Convertible Debentures shall be convertible into common stock at the option of the Purchasers at any time and from time to time. Upon the closing of the Acquisition and written notice of the Company to the Purchasers, the Forced Conversion shall be effected. Upon the occurrence of certain events, including, among others, if the Company fails to file a preliminary proxy statement with respect to the Acquisition on or prior to November 18, 2019, if the Forced Conversion does not occur on or before January 24, 2020, or if there are certain breaches of the Primary Purchasers’ Registration Rights Agreement, the Primary Purchasers are permitted to require us to redeem the Primary Convertible Debentures, including any interest that has accrued thereunder, for cash.

The Purchase Agreements provide for customary registration rights, pursuant to the Registration Rights Agreement, which was to be entered into at the time of the closing of the Convertible Debenture Offering. Pursuant to the Registration Rights Agreement, the Company will be obligated to, among other things, (i) file a registration statement with the SEC within seven business days following the filing of an initial proxy statement with respect to the Acquisition, but no later than November 27, 2019, for purposes of registering the shares of common stock issuable upon the conversion of the Convertible Debentures and (ii) use its best efforts to cause the resale registration statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than January 24, 2020. The Registration Rights Agreement contains customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy the specified filing and effectiveness time periods.

On November 12, 2019, the Company filed an Amended Certificate of Designation of the Preferences, Rights and Limitations with the Secretary of State of Delaware to remove the prohibition on forced conversions of the Preferred Stock, par value $0.001 per share, into shares of common stock in the event the Company’s stockholders approve the Acquisition after December 31, 2019.

The proceeds of the Convertible Debenture Offering, approximately $25 million, have been placed in a blocked bank account, pursuant to a deposit account control agreement, to be entered into. The Company shall not have access to such proceeds until the closing of the Acquisition and only upon the satisfaction of certain other requirements, including, among other things, effectiveness of the Resale Registration Statement.

In connection with the Convertible Debentures, on January 17, 2020, the Company, certain of its subsidiaries, the Primary Purchasers and the representative thereof, as collateral agent, entered into a security agreement, or the Primary Security Agreement. Pursuant to the Primary Security Agreement, the Company and certain of its subsidiaries granted to the Primary Purchasers a first priority security interest in, a lien upon and a right of set-off against all of their personal property (subject to certain exceptions) to secure the Primary Convertible Debentures. On January 17, 2020, the parties also entered into a registration rights agreement, or the Primary Registration Rights Agreement. Pursuant to the Primary Registration Rights Agreement, the Company has agreed to, among other things, (i) file a registration statement, or the Resale Registration Statement with SEC within seven business days following the filing of an initial proxy statement with respect to the contemplated merger by and among the Company, Intermediate, and Merger Sub, for purposes of registering the shares of common stock issuable upon conversion of the Primary Convertible Debentures, and (ii) use its best efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than the effectiveness of the Acquisition. The Primary Registration Rights Agreement contains customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy the specified filing and effectiveness time periods.

In addition, on January 21, 2020, MICT entered into a Conversion Agreement with BNN, pursuant to which BNN agreed to convert the outstanding convertible note, issued on July 31, 2019, into 1,818,181 shares of the Company’s newly-designated Series B Preferred stock, par value $0.001 per share, with a stated value of $1.10 per share, or the Series B Preferred. The Series B Preferred was issued on February 3, 2020.

Loans Provided by MICT

On September 19, 2019, MICT Telematics Ltd., or MICT Telematics, a wholly owned subsidiary of MICT, entered into a loan agreement with Micronet, pursuant to which MICT Telematics loaned Micronet $250,000, on certain terms and conditions, or the First Loan. The proceeds from the First Loan were designed for Micronet working capital and general corporate needs. The First Loan did not bear any interest and was due and payable upon the earlier of (i) December 31, 2019; or (ii) at such time Micronet receives an investment of at least $250,000 from non-related parties. The Company measures the loan at fair value through profit and loss.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate, or the Convertible Loan. The Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one share of Micronet’s ordinary shares for each ordinary share that issued as a result of a conversion of the Convertible Loan at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. The closing of the Convertible Loan transaction was subject to the approval of Micronet’s shareholders, which was obtained at a general meetings of its shareholders on January 1, 2020.

In view of Micronet’s working capital needs, on November 18, 2019 the Company entered into an additional loan agreement with Micronet for the loan of $125,000, pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms, or the Second Loan. Accordingly, prior to the approval of the Convertible Loan by Micronet’s shareholders on January 1, 2020, the Company transferred to Micronet, pursuant to the First and Second Loan, a total sum of $375,000. On January 1, 2020 the Convertible Loan agreement was approved at the general meeting of Micronet’s shareholders. At such time the First and Second Loan were repaid to MICT and the remaining amount due to be loaned under the Convertible Loan, in the sum of $125,000, was loaned to Micronet.

The Company recognized a loss on financial assets derived from a measurement preformed to the loan as of December 31, 2019 the company recorded a financial expenses on the loan amounted to $94,000 in 2019.

In addition, in December 2017, the Company, Enertec, previously our wholly owned subsidiary, and Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250,000 as well as assume up to $4,000,000 of Enertec debt. On May 22, 2018, the Company closed on the sale of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement. At the closing, the Company received aggregate gross proceeds of approximately $4,700,000 of which 10% was to be held in escrow, or the Escrow Amount, for up to 14 months after the closing to satisfy certain potential indemnification claims.

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

As of the date of this Annual Report, the Escrow Amount remains in escrow as a result of an indemnification claim by Coolisys alleging for certain misrepresentations in the Share Purchase Agreement resulting in losses to Coolisys, estimated by Coolisys, to be at least $4,000,000.

There is no ongoing litigation in this matter, and it is the Company’s position is that there are no grounds for this claim by Coolisys and the Company is currently preparing a response to Coolisys’ latest notice.

Debt Repayment

On June 17, 2014, MICT Telematics entered into a loan agreement, or the Mercantile Loan Agreement, with Mercantile Discount Bank Ltd., or Mercantile Bank, pursuant to which Mercantile Bank agreed to loan the Company approximately $3,631,000 on certain terms and conditions, or the Mercantile Loan. The proceeds of the Mercantile Loan were used by the Company: (1) to refinance previous loans granted to the Company in the amount of approximately $1,333,000; (2) to complete the purchase by the Company, via Enertec, of 1.2 million shares of Micronet constituting 6.3% of the issued and outstanding shares of Micronet; and (3) for working capital and general corporate purposes. The Mercantile loan was fully repaid in July 2019.

On March 29, 2018, the Company and MICT Telematics executed and closed on a securities purchase agreement with YA, whereby the Company issued and sold to YA (1) certain Series A Convertible Debentures in the aggregate principal aggregate amount of $3.2 million, or the Series A Debentures, and (2) a Series B Convertible Debenture in the principal aggregate amount of $1.8 million, or the Series B Debenture. The Series A Debentures were issued in exchange for the cancellation and retirement of certain promissory notes issued by the Company to YA on October 28, 2016, December 22, 2016, June 8, 2017 and August 22, 2017, or collectively, the Prior Notes, with a total outstanding aggregate principal amount of $3.2 million. The Series B Debenture was issued and sold for aggregate gross cash proceeds of $1.8 million. At the closing of the transactions contemplated by the securities purchase agreement, the Company agreed to pay YA II, or its designee, a commitment fee of $90,000, an extension fee of $50,000 relating to the prior extension of the secured promissory note issued on August 22, 2017, and $126,786.74 representing the accrued and unpaid interest on the Prior Notes. The Series A Debentures and Series B Debenture were secured by a pledge of shares of Micronet owned by MICT Telematics. In conjunction with the issuance of the Series A Debentures and the Series B Debentures, a total of $273,787 in fees and expenses were deducted from the aggregate gross proceeds.

In addition, pursuant to the terms of the securities purchase agreement, the Company agreed to issue to YA a warrant to purchase up to 375,000 shares of the Company’s common stock at a purchase price of $2.00 per share, a warrant to purchase up to 200,000 shares of the Company’s common stock at a purchase price of $3.00 per share and a warrant to purchase up to 112,500 shares of the Company’s common stock at a purchase price of $4.00 per share.

On December 17, 2018, the Company entered into an agreement with YA, or the YA Agreement, with respect to (i) the Series A Debentures and the Series B Debenture, and (ii) the warrants to purchase an aggregate of 1,187,500 shares of the Company’s common stock held by YA, with exercise prices ranging from $1.50 to $4.00 and expiration dates ranging from June 30, 2021 to March 29, 2023, or collectively, the Warrants.

Pursuant to the YA Agreement, in connection with the transactions contemplated by the Acquisition Agreement and effective upon the consummation of the acquisition, the Warrants shall be replaced by certain new warrants, or the Replacement Warrants, exercisable at $2.00 per share for a number of ordinary shares of MICT equal to the number of shares underlying the Warrants immediately prior to the effectiveness of the acquisition (subject to adjustment as described therein). YA II also agreed that it would not convert the Series A Debentures and the Series B Debenture into more than one million shares of the Company’s common stock during the period between the execution of the YA Agreement and the earlier to occur of the effectiveness of the acquisition or the termination of the Acquisition Agreement.

The Company agreed to pay in cash the remaining outstanding principal amount and all accrued interest with respect to the Series A Debentures and the Series B Debenture as of the consummation of the Acquisitions, subject to any applicable redemption premiums.

During 2019, the Company repaid the entire outstanding principal balance of the Series B Debentures in the aggregate amount of $1,225,000, which was paid in shares of the Company’s common stock, and in October 31, 2019, the Company paid all of its outstanding principal balance, together with its accrued interest and a required 10% premium, of the Series A Debentures in the aggregate amount of $2,057,000.

As of December 31, 2019, our total debt, was $1,856,000 as compared to $5,810,000 on December 31, 2018. The decrease in total debt is primarily due to the (i) dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019, (ii) the full repayment of the YA II loan and (iii) the full repayment of the Mercantile Loan.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of December 31, 2019, our total current assets were $4,417,000, as compared to $7,868,000 on December 31, 2018. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Our trade accounts receivable at December 31, 2019, were $0 as compared to $1,010,000 at December 31, 2018. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

As of December 31, 2019, our working capital was $4,127,000, as compared to a deficit of $684,000 at December 31, 2018. The increase is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 and from the increase in cash and cash equivalents from the Securities Purchase Agreement and Note Purchase Agreement, each as described above.

Financing Needs

The Company will be required to support its own operational financial needs which include, among others, our general and administrative costs (such as for our various consultants in regulatory, tax, legal, accounting and other areas of business) and our financing costs related to the loans and funding instruments assumed by us.

The Company filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act with the SEC using a “shelf” registration process, which was declared effective on July 31, 2017. Under this shelf registration process, we may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30,000,000, pursuant to which we have sold approximately $1,000,000 of our securities to date.

On June 4, 2019 the Company entered into the Securities Purchase Agreement, pursuant to which the Company agreed to sell 3,181,818 shares of Preferred Stock with a stated value of $2.20 per share. The Preferred Stock, which shall be convertible into up to 6,363,636 shares of common stock of the Company, was sold together with the Preferred Warrants, to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7 million to the Company. Concurrently with the offering of the Preferred Stock, the Company entered into a Securities Purchase Agreement, or the Note Purchase Agreement, with BNN, pursuant to which BNN agreed to purchase from the Company $2 million of Convertible Notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and the Company. The Convertible Notes, which shall be convertible into up to 2,727,272 shares of common stock, shall be sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The Convertible Notes shall have a duration of two years. During July 2019, the Company completed the first closing of the offering of Preferred Stock, pursuant to which the Company sold 2,386,363 shares of Preferred Stock and accompanying Preferred Warrants to purchase up to 3,579,544 shares of common stock, for aggregate gross proceeds of $5,250,000 revived by the Company. The Company further closed on and received an aggregate amount of $2 million in consideration for the convertible notes. On December 31, 2019, the company received additional $1,200,000 in connection with the sale and issuance of additional shares of the Preferred Stock. On January 2020, the company closed on and received additional $550,000 in connection with the sale and issuance of additional shares of the Preferred Stock. In addition, the Company and BNN have agreed to convert the outstanding convertible note, issued to BNN on July 31, 2019, into 1,818,181 shares of the Company’s newly-designated Series B Preferred stock, par value $0.001 per share, with a stated value of $1.10 per share.

Based on our current business plan, and in view of our cash balance following the above transactions, we anticipate that our cash balances will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Annual Report. The Company may also satisfy its liquidity through the sale of its securities, either in public or private transactions, or through the closing of the transactions contemplated by the Merger Agreement. We intend to use such funds in order to sustain or expand our operations and refinance our various debts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Principles of consolidation. The consolidated financial statements include the Company’s and its subsidiaries’ financial statements. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control legal and contractual rights are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control ceases. Intercompany transactions and balances are eliminated upon consolidation.

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

Goodwill. Micronet performed goodwill impairment tests until 2016. The goodwill impairment test is conducted in two steps. In the first step, Micronet determines the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, the Micronet would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value of all its assets and liabilities in a manner similar to acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Starting in 2017, the Micronet now determines the fair value of the reporting unit using the income approach, which utilizes a discounted cash flow model, as the Micronet believes that this approach best approximates the unit’s fair value at this time. Micronet has corroborated the fair values using the market approach. Judgments and assumptions related to revenue, gross profit (loss), operating expenses, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. Additionally, Micronet evaluated the reasonableness of the estimated fair value of its reporting unit by reconciling its market capitalization. This reconciliation allowed the Micronet to consider market expectations in corroborating the reasonableness of the fair value of the reporting unit. Following such reconciliation, Micronet found that there was a material difference (approximately 54%) between the fair value of the reporting unit and its market capitalization as of December 31, 2017.

Micronet has one operating segment and one operating unit related to its product offerings in the MRM market. Until 2017, step one of the assessment resulted in the carrying value of the MRM reporting unit exceeding its fair value. As described in the preceding paragraphs, the second step was performed by allocating the reporting unit’s fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. There were no impairments recorded until 2017.

As of December 31, 2018, Micronet’s market capitalization was significantly lower than the net book value of the reporting unit. In establishing the appropriate market capitalization, the Micronet looked at the date that the annual impairment test is performed (December 31, 2018). In order to calculate its market capitalization, Micronet used the price per share of NIS 0.46. Following the results of the step one test, Micronet continued to the second step, which was performed by allocating the reporting unit’s fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. Micronet determined that the carrying value of goodwill should be impaired and therefore an impairment of $1.466 million was recorded.

Revenue recognition. With respect to Micronet applicable revenue recognition U.S. GAAP requirements, Micronet implements a revenue recognition policy pursuant to which it recognizes its revenues at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products are transferred to its customers. There is limited discretion needed in identifying the point control passes: once physical delivery of the products to the agreed location has occurred, Micronet no longer has physical possession of the product and will be entitled at such time to receive payment while relieved from the significant risks and rewards of the goods delivered. For most of Micronet’s products sales, control transfers when products are shipped.

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

Leases - In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for interim and annual periods beginning after December 15, 2018. We used the modified retrospective transition approach in ASU No. 2018-11 and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption. The new standard had no effect on our consolidated financial statements, as we have no right of use assets and, or lease liabilities. The new standard provides a number of optional practical expedients in transition. We elected the package of practical expedients, which permits us not to reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. We used the practical expedient under which, a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. We didn’t elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. Further, this new accounting standard had no a material impact on our debt covenants. The implementation of this standard didn’t have a material impact on our results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing on pages F-1 to F-39 of this Annual Report are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Controller (our Principal Executive Officer and Principal Financial Officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, at December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The members of our board of directors and our executive officers, together with their respective ages and certain biographical information are set forth below. Mr. Lucatz receives no compensation for his services as a member board of directors, but is entitled to management services fees paid to a company under his control. Directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by and serve at the designation and appointment of the board of directors.

Name	Age	Position
David Lucatz	63	Chairman of the Board of Directors, Chief Executive Officer and President
Moran Amran	39	Principal Financial Officer
Chezy (Yehezkel) Ofir(1)(2)(3)	68	Director
Jeffrey P. Bialos (1)(2)(3)	64	Director
John McMillan Scott (1)(2)(3)	73	Director
Darren Mercer(1)(2)(3)	56	Director

(1)	A member of the Audit Committee.

(2)	A member of the Compensation Committee.

(3)	A member of the Corporate Governance/Nominating Committee.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

David Lucatz. Mr. Lucatz was elected to our board of directors and appointed as our President and Chief Executive Officer in May 2010 and previously served as a director of Micronet from August 2013. From May 2010 until the closing of the sale of Enertec Systems 2001 Ltd., Mr. Lucatz served as the President of Enertec Systems 2001 Ltd., previously our wholly-owned subsidiary. Since 2006, he has been the Chairman of the Board of Directors, President and Chief Executive Officer of DLC, a boutique investment holding company based in Israel specializing in investment banking, deal structuring, business development and public/private fund raising with a strong focus in the defense and homeland security markets. From 2001 until 2006, he was part of the controlling shareholder group and served as a Deputy President and Chief Financial Officer of I.T.L. Optronics Ltd., a publicly-traded company listed on the TASE engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries. From 1998 to 2001, he was the Chief Executive Officer of Talipalast, a leading manufacturer of plastic products. Previously, Mr. Lucatz was an executive vice president of Securitas, a public finance investments group. Mr. Lucatz holds a B.Sc. in Agriculture Economics and Management from the Hebrew University of Jerusalem and a M.Sc. in Industrial and Systems Engineering from Ohio State University.

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

Chezy (Yehezkel) Ofir. Professor Ofir has served on our board of directors since April 2013. He was appointed as a director of Micronet in September 2012. Professor Ofir has over 20 years of experience in business consulting and corporate management. During this period, Professor Ofir has served as a member of the boards of directors of a large number of companies in various sectors. Professor Ofir has been a director and Chairman of the Financial Reporting Committee of Makhteshim Agan, a leading manufacturer and distributor of crop protection products, has served as a director and member of all board committees of I.T.L. Optronics Ltd., a publicly-traded company listed on the TASE engaged in the development, production and marketing of advanced electronic systems and solutions for the defense and security industries, and as a member of the board of directors, Chairman of the Audit Committee and member of all board committees of Shufersal, the largest food and non-food retail chain in Israel. He served as a member of the Executive Export Trade and Marketing Committee of the Industry and Trade Ministry where he evaluated company programs and formulated and recommended funding to the committee. Professor Ofir has been a faculty member at the Hebrew University for more than 20 years. Professor Ofir founded an Executive MBA program for CEOs, which is the first and only program of its kind in Israel. Additionally, Professor Ofir has been the Chairman of the Marketing Department at the Hebrew University Business School for fifteen years. Professor Ofir has been invited as a lecturer or research partner to many top universities, including Stanford University, University of California Berkeley, New York University and Georgetown University. Professor Ofir’s publications have been covered in media and leading international business magazines and papers, including The Financial Times, MIT Sloan Management Review and Stanford Business. Professor Ofir holds a B.Sc. and M.Sc. in Engineering and doctorate and master’s degrees in Business Administration from Columbia University.

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

John McMillan Scott. Mr. Scott has served on our board of directors since November 2019. He began his career as a stockbroker in October 1970 with Charlton Seal Dimmock & Co. He became a Partner at the same firm in 1982 and subsequently a Director of Wise Speke Limited following a merger in 1990. In August 1994, he joined Albert E. Sharp LLP, a financial services company, as a Director, where he remained until June 2007. In 2007 he joined WH Ireland Group Plc, or WH Ireland, a financial services company offering private wealth management, wealth planning and corporate broking services, where he oversaw the firm’s private client business in Manchester, U.K. until his retirement from his role as an Executive Director from WH Ireland’s Board of Directors in 2013. Mr. Scott currently serves as a consultant to WH Ireland. Mr. Scott holds a BSc in Economics from the University of London.

We believe that Mr. Scott extensive experience in consulting companies with the financial services, and corporate broking services, make him suitable to serve as a director of the Company.

Darren Mercer. Mr. Mercer has served on our board of directors since November 2019. He began his career as an investment banker in the 1980s, holding senior roles in institutional equity sales and corporate brokering at Henry Cooke Lumsden PLC and Albert E. Sharp LLC. In 2007, Mr. Mercer founded BNN (formerly known as DJI Holdings Incorporated), and served as its Chief Executive Officer from its inception and until 2017, at which point, he began to serve as Director of Strategic Partnerships and Business Development and Executive Director. Mr. Mercer is also currently a director of GFH. Mr. Mercer holds a BSc in Economics from the University of Manchester, United Kingdom.

We believe that Mr. Mercer ’s experience as a business and marketing executive make him suitable to serve as a director of the Company.

There are no arrangements or understandings with major stockholders, customers, suppliers or others pursuant to which any of our directors or members of senior management were selected as such. In addition, there are no family relationships among our executive officers and directors.

Our future success depends, in significant part, on the continued service of our executive officers and the members of our board of directors, who possess extensive expertise in various aspects of our business, including with respect to assisting us in completing the Acquisition. We may not be able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel’s services could adversely affect our ability to implement our business plan. It could also result in our failure to create and maintain relationships with strategic partners that are critical to our success. We do not presently maintain key-man life insurance policies on any of our officers.

Corporate Governance

Our board of directors is currently comprised of five directors. Mr. Lucatz, our chairman, President and Chief Executive Officer, is not independent as that term is defined under the Nasdaq Listing Rules. Each of our directors, other than Mr. Lucatz and Mr. Mercer, qualify as “independent” under the Nasdaq Listing Rules, and SEC rules with respect to members of boards of directors and our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee, and otherwise meet the Nasdaq corporate governance requirements.

Our board of directors has three standing committees: the Compensation Committee, the Audit Committee and the Corporate Governance/Nominating Committee.

Audit Committee

The members of our Audit Committee are Professor Ofir, Mr. Bialos and Mr. Scott. Professor Ofir is the Chairman of the Audit Committee, and our board of directors has determined that Professor Ofir is an “Audit Committee financial expert” and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.mict-inc.com. The primary responsibilities of our Audit Committee include:

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

Compensation Committee

The members of our Compensation Committee are Professor Ofir, Mr. Bialos and Mr. Scott. Professor Ofir is the Chairman of the Compensation Committee and our board of directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.mict-inc.com. The primary responsibilities of our Compensation Committee include:

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

The Compensation Committee meets, as often as it deems necessary, without the presence of any executive officer whose compensation it is then approving. Neither the Compensation Committee nor the Company engaged or received advice from any compensation consultant during 2019.

Corporate Governance/Nominating Committee

The members of our Corporate Governance/Nominating Committee are Professor Ofir, Mr. Bialos and Mr. Scott. Professor Ofir is the Chairman of the Corporate Governance/Nominating Committee and our board of directors has determined that all of the members of the Corporate Governance/Nominating Committee are “independent” as defined by Nasdaq rules and regulations. The Corporate Governance/Nominating Committee operates under a written charter that is posted on our website at www.mict-inc.com. The primary responsibilities of our Corporate governance and Nominating Committee include:

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

Potential nominees will be identified by the board of directors based on the criteria, skills and qualifications that will be recognized by the Corporate Governance/Nominating Committee. In considering whether to recommend any particular candidate for inclusion in the board of directors’ slate of recommended director nominees, our Corporate Governance/Nominating Committee will apply criteria including the candidate’s integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. No particular criteria will be a prerequisite or will be assigned a specific weight, nor do we have a diversity policy. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will result in a well-rounded board of directors and allow the board of directors to fulfill its responsibilities.

There have not been any changes in our process for nominating directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, except for (i) the Form 3 filed by Moran Amran on February 1, 2019, (ii) the Form 3 filed by John McMillan Scott on November 14, 2019, (iii) the Form 4 filed by Moran Amran on February 7, 2019, (iv) the Form 4 filed by Jeffrey Bialos on February 7, 2019 and (v) the Form 3 filed by Darren Mercer on November 14, 2019, we believe that during fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

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

The following information is furnished for the years ended December 31, 2019 and December 31, 2018 for the individuals listed on the table below, who we refer to as our named executive officers.

Name and Principal Position	Year	Salary (1)		Bonus (2)	Option Awards (3)	All Other Compensation (4)	Total
David Lucatz(5)	2019	$400,000	*	$36,250	$49,981	$21,666	$507,897
Chief Executive Officer and President	2018	$393,305		$300,000	$217,641	$5,438	$916,384

Moran Amran	2019	$122,521		$15,887	$20,062	$19,123	$177,593
Controller	2018	$-		$-	$-	$-	$-

(1)	Salary paid partly in NIS and partly in U.S. dollars. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2019 and 2018, respectively.

(2)	Represents discretionary bonus in connection with the performance and achievements of MICT.

(3)	The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting Standards Codification, or ASC, Topic 718. Assumptions used in the calculations for these amounts are included in Note 14 to the consolidated financial statements for the year ended December 31, 2019 included elsewhere in this Annual Report.

(4)	Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross-up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan.

(5)	Pursuant to an agreement between Micronet and entities controlled by Mr. Lucatz, through July 6, 2017, Mr. Lucatz was entitled to receive management fees of NIS 65,000 (approximately $18,172) on a monthly basis, or the Micronet Management Fees, and cover other monthly expenses, or the Micronet Agreement. Effective July 6, 2017, the Micronet Management Fees were reduced to NIS 23,000 and as of October 31, 2018, the Micronet Management Fees were reduced to zero.

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

In addition, on June 6, 2018, the Compensation Committee of MICT approved a discretionary cash bonus to Mr. Lucatz, MICT’s Chief Executive Officer, in the aggregate amount of $300,000 as well the issuance of a stock option to purchase 300,000 shares of MICT’s common stock, with an exercise price of $1.32 per share, with 100,000 shares of common stock vesting immediately and 100,000 shares of common stock vesting on each of the first two anniversaries of the date of grant. The bonus and option were granted to Mr. Lucatz in light of his contributions to MICT’s successful sale of its then wholly owned subsidiary, Enertec Systems 2001 Ltd. and in August, 2019 an amount of $36,250 being a one-time bonus of 0.5% of the pipe raised as per the consultancy agreement.

Employment Agreements

None of our employees is subject to a collective bargaining agreement.

Outstanding Equity Awards

During 2019, 30,000 options and 100,000 shares were issued to our directors, officers and employees under our 2012 Incentive Plan. The following table presents the outstanding equity awards held as of December 31, 2019, by our named executive officers:

	Option Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date
David Lucatz	250,000	-	4.30	11/11/2024
	250,000	-	1.32	06/06/2028
	200,000	100,000	1.32	06/06/2028
Moran Amran	18,000	-	4.30	11/11/2024
	18,000	-	1.32	06/06/2028
	-	30,000	1.32	05/02/2029

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who was not an executive officer during the fiscal year ended December 31, 2019:

Name(1)	Fees Earned or paid in cash ($) (4)	Option Awards ($)(2)(3)	Stock Awards ($) (5)	All Other Compensation ($)	Total ($)
Chezy (Yehezkel) Ofir	$12,500	$-	$-	-	$12,500
Jeffrey P. Bialos (6)	$12,500	$-	$100,000	-	$112,500
Miki Balin (5)	$11,067	$-	$-	-	$11,067
John McMillan Scott (5)	$2,000	$-	$-	-	$2,000
Darren Mercer (5)	$2,000	$-	$-	-	$2,000

(1)	Mr. Lucatz, who serves as our Chairman of the Board of Directors, Chief Executive Officer and President, is not included in this table because he receives no compensation for his services as a director. The compensation received by Mr. Lucatz is as shown above in the “Summary Compensation Table.”

(2)	The fair value recognized for such option awards was determined as of the grant date in accordance with ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 16 to our consolidated financial statements for the year ended December 31, 2019 included elsewhere in this Annual Report.

(3)	As of December 31, 2019, Professor Chezy (Yehezkel) Ofir, Mr. Jeffrey P. Bialos and Mr. Miki Balin held options to purchase 35,000 shares, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on November 11, 2014, each exercisable at an exercise price of $4.30 per share. Such options vested within three years following the date of grant. In addition, options to purchase 10,000 shares were granted to each director listed above on June 6, 2018 at an exercise price of $1.32 per share and options to purchase 15,000 shares were granted to each director listed above on August 13, 2018 at an exercise price of $1.4776 per share. All of the options have vested. As of December 31, 2019, our current (and former) directors held options to purchase 105,000 shares of MICT common stock.

(4)	For the year ended December 31, 2019, we paid an aggregate amount of $40,067 to our directors as compensation for serving on our board of directors. Independent directors received $12,000 plus applicable taxes for the year of service as a director of the Company. Independent directors receive $200 (or $100 if the director participates via telephone or video conference) for each meeting in excess of three meetings in any month.

(5)	On November 3, 2019, Miki Balin resigned from our board of directors, and we subsequently appointed Darren Mercer and John McMillan Scott to serve on the board of directors.

(6)

On February 7, 2019, we issued to Jeffrey P. Bialos, a director of MICT, 80,000 restricted shares as consideration for certain special efforts and services performed by Mr. Bialos in connection with negotiations for the Merger Agreement and the transactions.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of February 18, 2020, with respect to the beneficial ownership of the outstanding common stock held by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) our current directors; (3) each of our named executive officers; and (4) our executive officers and current director as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address for each of the below persons is c/o MICT, Inc., 20 Galali Haplada St., Herzliya Israel.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholders
China Strategic Investment Limited (2)	3,352,272	23.21%
Hadron Master Fund (3)	1,499,998	11.91%
Hadron Alpha Select Fund (4)	3,278,183	22.82%
Hardon Master Fund series II (5)	1,874,999	14.46%
Mark Anthony Crump Hanson (6)	1,130,910	9.25%
D.L. Capital Ltd. (7)	1,234,200	10.01%
BNN Technology PLC (8)	4,999,363	31.07%

Directors and Named Executive Officers
David Lucatz (7)(9)	1,934,200	14.85%
Moran Amran (10)	53,500	0.48%
Chezy (Yehezkel) Ofir (11)	60,000	0.54%
Jeffrey P. Bialos (12)	157,424	1.4%
Darren Mercer	-	0%
John McMillan Scott	-	0%
Directors and executive officers as a group (6 persons) (13)	2,205,124	17.27%

(1)	Applicable percentage ownership is based on 11,089,532 shares of common stock outstanding as of February 18, 2020, together with securities exercisable or convertible into shares of common stock within 60 days of February 18, 2020 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 568,182 shares of the Preferred Stock owned by China Strategic Investment Limited and the Preferred Warrants to purchase up to 2,215,908 shares of common stock.

(3)	Includes 545,454 shares of the Preferred Stock owned by Hadron Master Fund and the Preferred Warrants to purchase up to 409,090 shares of common stock.

(4)	Includes 840,910 shares of the Preferred Stock owned by Hadron Alpha Select Fund and the Preferred Warrants to purchase up to 1,596,363 shares of common stock.

(5)	Includes 681,818 shares of the Preferred Stock owned by Hardon Master Fund series II and the Preferred Warrants to purchase up to 511,363 shares of common stock.

(6)	Includes 545,454 shares of Preferred Stock owned by Mark Anthony Crump Hanson and the Preferred Warrants to purchase up to 40,002 shares of common stock.

(7)	Mr. Lucatz, by virtue of being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the board of directors of DLC, may be deemed to beneficially own the 1,234,200 shares of our common stock held by DLC.

(8)	According to information contained in Schedule 13D/A filed on June 12, 2019 with the SEC. Includes 1,818,182 shares of Series B Preferred stock owned by BNN and the Note Warrants to purchase up to 1,181,181 shares of common stock.

(9)	Includes 700,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Lucatz.

(10)	Includes 36,000 shares of common stock issuable upon the exercise of stock options owned by Mrs. Amran.

(11)	Includes 35,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Ofir.

(12)	Includes 35,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Bialos.

(13)	Includes 806,000 shares of common stock issuable upon the exercise of stock options beneficially owned by the referenced persons.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the equity securities granted under the 2012 Stock Incentive Plan and 2014 Stock Incentive Plan as of December 31, 2019. The shares covered by outstanding equity securities awards are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,167,000	$2.24	3,729,175
Equity compensation plans not approved by security holders	-	-	-
Total	1,167,000	$2.24	3,729,175

Pursuant to our 2012 Stock Incentive Plan, as amended, our board of directors is authorized to award (i) stock options to purchase shares of common stock and (ii) shares of common stock, to our officers, directors, employees and certain others, up to a total of 5,000,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

Pursuant to our 2014 Stock Incentive Plan, our board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers in an amount up to a total of 600,000 shares of common stock.

As of December 31, 2019, 76,775 stock options remain available for future awards under the 2014 Stock Incentive Plan. As of December 31, 2019, 3,652,400 stock options remain available for future awards under the 2012 Stock Incentive Plan.

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

On February 24, 2019, Mr. David Lucatz, our Chairman of the Board of Directors, President and Chief Executive Officer, participated in Micronet’s public equity offering on the TASE. Mr. Lucatz purchased 1,980 units, with each unit consisting of 1,000 ordinary shares of Micronet and options to purchase 400 ordinary shares of Micronet, at a price per unit of NIS 435 (approximately $123), for an aggregate investment of NIS 435,000 (approximately $123,000) by Mr. Lucatz. As a result of this offering, the Company’s ownership and voting interests in Micronet were each diluted. Mr. Lucatz subsequently executed the Micronet Proxy.

In connection with the Acquisition, on February 7, 2019, we issued to Jeffrey P. Bialos, a director of MICT, 80,000 restricted shares as consideration for certain special efforts and services performed by Mr. Bialos in connection with negotiations for the Merger Agreement and the transactions contemplated thereby.

Subject to, and upon closing of, the Acquisitions, MICT will agreed to issue to certain of its current and former directors, including its Chief Executive Officer,/officers the following awards (i) our former director, Miki Balin, and two of our current directors, Chezy (Yehezkel) Ofir and Jeffrey P. Bialos, including our Chief Executive Officer, Mr. David Lucatz, 300,000 options to purchase MICT common stock (1,200,000 options in the aggregate) with an exercise price equal to the purchase price per share of Merger Sub stock which shall be granted as success bonuses under MICT’s existing 2012 and 2014 Stock Incentive Plans or under the Merger Sub equity plan (including the Merger Sub Israeli sub-plan) and which shall be, converted into replacement options of MICT Replacement Options (as described in Section 2.6(b) of the Acquisition Merger Agreement) and which, for the, avoidance of doubt, and notwithstanding the termination of the employment or directorship of the, option holder, shall expire on the 15 month anniversary of the closing date); and (ii) up to an additional, 300,000 restricted shares of MICT common stock, to be issued to officers and service providers of MICT.

On September 19, 2019, MICT Telematics Ltd., or MICT Telematics, a wholly owned subsidiary of MICT, entered into a loan agreement with Micronet, pursuant to which MICT Telematics loaned Micronet $250,000, on certain terms and conditions, or the First Loan. The proceeds from the First Loan were designed for Micronet working capital and general corporate needs. The First Loan did not bear any interest and was due and payable upon the earlier of (i) December 31, 2019; or (ii) at such time Micronet receives an investment of at least $250,000 from non-related parties. The Company measures the loan at fair value through profit and loss.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate, or the Convertible Loan. The Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one share of Micronet’s ordinary shares for each ordinary share that issued as a result of a conversion of the Convertible Loan at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. The closing of the Convertible Loan transaction was subject to the approval of Micronet’s shareholders, which was obtained at a general meetings of its shareholders on January 1, 2020.

In view of Micronet’s working capital needs, on November 18, 2019 the Company entered into an additional loan agreement with Micronet for the loan of $125,000, pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms, or the Second Loan. Accordingly, prior to the approval of the Convertible Loan by Micronet’s shareholders on January 1, 2020, the Company transferred to Micronet, pursuant to the First and Second Loan, a total sum of $375,000. On January 1, 2020 the Convertible Loan agreement was approved at the general meeting of Micronet’s shareholders. At such time the First and Second Loan were repaid to MICT and the remaining amount due to be loaned under the Convertible Loan, in the sum of $125,000, was loaned to Micronet.

On June 4, 2019, we entered into the Note Purchase Agreement with BNN, a greater than 5% shareholder of MICT, which is affiliated with Darren Mercer, one of MICT’s directors, pursuant to which BNN agreed to purchase from us $2 million of Convertible Notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and us. The Convertible Notes, which shall be convertible into 1,818,181 shares of Common Stock (using the applicable conversion ratio of $1.10 per share), are accompanied by the Note Warrants to purchase 1,818,181 shares of Common Stock (representing 100% of the aggregate number of shares of Common Stock into which the Convertible Notes are convertible). The Convertible Notes have a duration of two years.

On January 21, 2020, we entered into the Conversion, pursuant to which BNN agreed to convert the outstanding Convertible Note, issued on July 31, 2019, into 1,818,181 shares of our newly-designated Series B Preferred stock, par value $0.001 per share, with a stated value of $1.10 per share. The shares of the Series B Preferred stock are convertible into shares of our common stock at any time after we shall have received shareholder approval of the Acquisition, and shall also convert automatically upon the occurrence of certain events, including the completion by us of a fundamental transaction. The Series B Preferred shall be non-voting and non-redeemable.

Except as described above, no director, executive officer, principal stockholder holding at least 5% of MICT common stock, or any family member thereof, had or will have any material interest, direct or indirect, in any transaction, or proposed transaction, during 2019 in which the amount involved in the transaction exceeded or exceeds $120,000 or one percent of the average of the total assets of MICT at the year-end for the last two completed fiscal years.

Item 14.	Principal Accounting Fees and Services.

The fees billed by BDO Ziv Haft, our independent registered public accounting firm, for professional services provided to the Company for each of the last two fiscal years were as follows:

	Year ended on December 31,	Year ended on December 31,
	2019	2018

Audit Fees	$82,500	$91,628

Audit-Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	15,000	21,552
Total Fees	$97,500	$113,180

Audit Fees

Audit fees are for audit services for each of the years shown in this table, review of our quarterly financial results submitted on Form 10-Q, and performance of local statutory audits.

All Other Fees

Fee that related to the Transactions.

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

1.  Reference is made to the Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements under Item 8 of Part II appearing on pages F-1 through F-39 hereto, which are incorporated herein by reference.

2.  Financial Statement Schedules:

None.

3.  Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report:

Number	Description of Exhibits
2.1	Share Purchase Agreement, dated December 31, 2019 among Micronet Enertec Technologies Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2018)

2.2	Acquisition Agreement, dated as of December 18, 2018, by and among the parties named therein. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018)

2.3	Agreement of Plan and Merger, dated as of November 7, 2019, by and among the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2019)

3.1	Composite Copy of the Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2018)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013)

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

3.4	Amended Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2020)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020).

4.1	Common Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2016)

4.2	Common Stock Purchase Warrant dated October 28, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016)

4.3	Amendment to Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016)

4.4	Common Stock Purchase Warrant dated December 22, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2016)

4.5	Form of Series A Convertible Debenture (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

4.6	Form of Series B Convertible Debenture (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

4.7	Form of Warrant issued to YA II on March 29, 2018 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

Number	Description of Exhibits
4.8	Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018)

4.9	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019

4.11	Form of Primary Convertible Debentures (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019)

4.12	Form of Non-Primary Convertible Debentures (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019)

4.13*	Description of Securities

10.1	Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) +

10.2	First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2012) +

10.3	Management and Consulting Services Agreement, dated November 26, 2012, between D.L. Capital Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.4	Management and Consulting Services Agreement, dated February 8, 2013, between Micronet Ltd. and D.L. Consulting Group (1998) Ltd. (English Translation) (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.5	Amended and Restated 2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A (File No. 001-35850) filed with the Securities and Exchange Commission on November 8, 2018) +

10.6	2014 Stock Incentive Plan (Incorporated by reference to Exhibit “C” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014) +

10.7	Amendment to 2014 Stock Incentive Plan (Incorporated by reference to Exhibit “A” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on November 8, 2018) +

10.8	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014

Number	Description of Exhibits
10.13	Securities Purchase Agreement, dated November 24, 2017 by and between MICT, Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2017)

10.14	Consulting Agreement, among MICT, Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2018)

10.15	Securities Purchase Agreement, dated February 22, 2018 by and between MICT, Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2018)

10.16	Securities Purchase Agreement, dated March 29, 2018 by and between MICT, Inc. and YA II PN, LTD (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018)

10.17	Form of Voting Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018)

10.18	Debenture Amendment Letter Agreement, dated May 8, 2018, by and among Micronet Enertec Technologies, Inc., Enertec Electronics Ltd. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018)

10.19	Warrant Amendment Agreement, dated May 8, 2018, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018)

10.20	Amendment to Warrants and Debentures, dated as of December 17, 2018, by and among MICT, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018)

10.21*	Letter Agreement by and between MICT, Inc. and Micronet Ltd. relating to financial backing, dated November 19, 2018

10.22	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.23	Form of Securities Purchase Agreement for the purchase of Convertible Notes and warrants (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.24	Form of Securities Purchase Agreement for the purchase of Series A Convertible Preferred Stock and Preferred Warrants (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.25	Loan Agreement between MICT, Inc. and Micronet Ltd., dated September 19, 2019 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019)

10.26	Convertible Loan Agreement between MICT, Inc. and Micronet Ltd., dated November 14, 2019 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019)

Number	Description of Exhibits
10.27	Form of Voting Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019)

10.28	Securities Purchase Agreement, dated as of November 7, 2019, by and between the Company and the Primary Purchasers listed therein (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019)

10.29	Securities Purchase Agreement, dated as of November 7, 2019, by and between the Company and the Non-Primary Purchasers listed therein (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019)

10.30	Form of Primary Security Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020)

10.31	Form of Primary Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020)

21.1*	List of Subsidiaries

23.1*	Consent of Ziv Haft, BDO member firm

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for Years Ended December 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement.

Item 16.	10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICT, INC.

Date: February 19, 2020	By:	/s/ David Lucatz
	Name:	David Lucatz
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatz	Chairman, President and Chief Executive Officer,	February 19, 2020
David Lucatz	(Principal Executive Officer)

/s/ Moran Amran	Controller	February 19, 2020
Moran Amran	(Principal Financial Officer)

/s/ Jeffrey P. Bialos	Director	February 19, 2020
Jeffrey P. Bialos

/s/ Darren Mercer	Director	February 19, 2020
Darren Mercer

/s/ Chezy (Yehezkel) Ofir	Director	February 19, 2020
Chezy (Yehezkel) Ofir

/s/ John McMillan Scott	Director	February 19, 2020
John McMillan Scott

MICT, INC.

2019 CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of MICT, Inc.

Delware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MICT, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accepted accounting principles generally accepted in the United States of America

Basis for Opinion

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

February 18, 2020

/s/ Ziv Haft
Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

MICT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,154	$2,174
Restricted cash	45	-
Trade accounts receivable, net	-	1,010
Short-term loan to Related party Micronet Ltd, net	281	-
Inventories	-	4,345
Other current assets	937	339
Total current assets	4,417	7,868

Property and equipment, net	29	661
Intangible assets, net and others	-	434
Long-term deposit and prepaid expenses	-	703
Restricted cash escrow	477	477
Micronet Ltd. Equity method investment	994	-
Total long-term assets	1,500	2,275

Total assets	$5,917	$10,143

MICT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2019	December 31, 2018
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$-	$2,806
Short term credit from others and current portion of long term loans from others	-	3,004
Trade accounts payable	-	1,531
Other current liabilities	290	1,211
Total current liabilities	290	8,552

Long term loans from others	1,856	-
Long term escrow	477	477
Accrued severance pay	50	110
Total long term liabilities	2,383	587

Stockholders’ Equity:
Convertible Preferred stock; $0.001 par value, 2,386,363 and 0 shares authorized, issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	2	-
Common stock; $0.001 par value, 25,000,000 shares authorized, 11,089,532 and 9,342,088 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	11	9
Additional paid in capital	14,107	11,905
Additional paid in capital - preferred stock	6,028	-
Accumulated other comprehensive (loss)	70	(117)
Accumulated loss	(16,974)	(12,757)
MICT, Inc. stockholders’ equity	3,244	(960)

Non-controlling interests	-	1,964

Total equity	3,244	1,004

Total liabilities and equity	$5,917	$10,143

MICT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Loss Per Share data)

	Year ended December 31,
	2019	2018
Revenues	$477	$14,162
Cost of revenues	846	10,652
Gross profit (loss)	(369)	3,510
Operating expenses:
Research and development	255	1,906
Selling and marketing	198	1,582
General and administrative	3,027	6,345
Impairment of goodwill		1,466
Amortization of intangible assets	20	1,298
Total operating expenses	3,500	12,597
Loss from operations	(3,869)	(9,087)

Share in investee losses	795	-
Gain from loss of control of subsidiary	(299)	-
Finance expense, net	388	1,267
Loss before provision for income taxes	(4,753)	(10,354)
Taxes on income (benefit)	17	606
Net loss from continued operation	(4,770)	(10,960)
Net income from discontinued operation	-	4,894
Total Net Loss	(4,770)	(6,066)
Net loss attributable to non-controlling interests	553	3,456
Net loss attributable to MICT	$(4,217)	$(2,610)
Loss per share attributable to MICT:
Basic and diluted loss per share from continued operation	$(0.39)	$(0.81)
Basic and diluted loss per share from discontinued operation	$-	$(0.53)
Weighted average common shares outstanding:
Basic and diluted	10,697,329	9,166,443

MICT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2019	2018
Net loss	$(4,770)	$(6,066)
Other comprehensive loss, net of tax:
Comprehensive income attribute to investment in Micronet. LTD	(70)	-
Currency translation adjustment	(6)	(135)

Total comprehensive loss	(4,846)	(6,201)

Comprehensive loss attributable to the non-controlling interests	(463)	(3,631)

Comprehensive loss attributable to MICT	$(4,383)	$(2,570)

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Series A Preffered Stock		Common Stock		Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2017	-	-	8,645,656	8	10,881	-	(10,147)	(363)	5,595	5,974
Shares issued to service providers and employees			123,500		170		-	-	-	170
Stock based compensation			-		377		-	-	-	377
Issuance of warrants			-		74		-	-	-	74
Comprehensive loss			-		-		(2,610)	246	(3,837)	(6,201)
Stock based compensation in subsidiary			-		(206)		-	-	206	0
Issuance of shares, net			572,959	1	609		-	-	-	610
Balance, December 31, 2018	-	-	9,342,115	9	11,905	-	(12,757)	(117)	1,964	1,004
Shares issued to service providers and employees			500,600	-	603	-	-	-	-	603
Stock based compensation			-	-	61	-	-	-	-	61
Comprehensive loss			-	-	-	-	(4,217)	(236)	(393)	(4,846)
Stock based compensation in subsidiary			-	-	70	-	-	-	(70)	-
Loss of control of subsidiary			-	-	-	-	-	423	(1,501)	(1,078)
Issuance of shares, net			1,246,817	2	1,346	-	-	-	-	1,348
Issuance of shares, net- Series A Preferred Stock and warrants	2,386,363	2	-	-	122	6,028	-	-	-	6,152
									-
Balance, December 31, 2019	2,386,363	2	11,089,532	11	14,107	6,028	(16,974)	70	0	3,244

MICT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operation	$(4,770)	$(4,116)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital gain from disposal	(299)	(6,844)
Share in investee losses	608	-
Impairment of equity method investment in Micronet LTD	187	-
Impairment of loan to Micronet	94	-
Depreciation and amortization	88	1,418
Goodwill impairment	-	1,466
Gain from sale of property and equipment, net	-	72
Change in fair value of derivatives, net	-	(11)
Change in deferred taxes, net	-	522
Extinguishment of loan costs and commissions	-	334
Accrued interest and exchange rate differences on bank loans	109	26
Accrued interest and exchange rate differences on loans from others	-	664
Accrued interest and exchange rate differences on loans from others-YII	122	548
Stock-based compensation for employees and consultants	594
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	672	4,049
Decrease in inventories	348	534
Decrease in accrued severance pay, net	(6)	(14)
Decrease (increase) in other accounts receivable and long term other receivables	(1,119)	32
Decrease in trade accounts payable	(394)	(2,234)
Decrease in other accounts payable	(31)	(1,761)
Net cash used in operating activities	$(3,797)	$(5,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Consideration from disposal of discontinued operation	-	4,295
Purchase of property and equipment	(57)	(44)
Loan to Related party Micronet Ltd.	(375)	-
Deconsolidation of Micronet Ltd. (Appendix A)	(608)	-
Net cash provided by (used in) investing activities	$(1,040)	$4,251

CASH FLOWS FROM FINANCING ACTIVITIES:
Extinguishment of loan costs	-	(334)
Short term bank loans	-	1,399
Receipt of loans from others, net	1,856	4,826
Repayment of loans from others	(1,778)	(5,450)
Repayment of bank loans, net	(352)
Issuance of convertible preferred shares and warrants net	6,030	-
Issuance of warrants	122	74
Issuance of shares, net	-	479
Net cash provided by financing activities	$5,878	$994

NET CASH DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,041	(70)

Cash, Cash Equivalents and restricted cash at the beginning of the period	2,174	2,398
TRANSLATION ADJUSTMENT OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16)	(154)
Cash, Cash Equivalents and restricted cash at end of the period	$3,199	$2,174

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$387	$841
Taxes	$21	$46

Appendix A: Micronet Ltd.

February 24, 2019
Working capital other than cash	(2,301)
Finance lease	359
Accrued severance pay, net	60
Translation reserve	(423)
Micronet Ltd investment in fair value	1,711
Non-controlling interests	1,501
Net gain from loss of control	(299)
Cash	608

Appendix B: Non Cash Transaction

	Year ended December 31, 2019	Year ended December 31, 2018
	$ in thousands

Conversion into shares of YA convertible loan	1,250	130

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT Inc., we, or the Company, was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, the Company changed its corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of its former subsidiary Enertec Systems Ltd., the Company changed the Company name from Micronet Enertec Technologies, Inc. to MICT, Inc. Our shares have been listed for trade on the Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

The Company’s business relates to its ownership interest in its Israel-based, former subsidiary, Micronet Ltd., or Micronet, in which the Company previously held a majority ownership interest that has since been diluted to a minority ownership interest. Micronet operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments.

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On February 24, 2019, Mr. David Lucatz, our President and Chief Executive Officer, executed an irrevocable proxy assigning his voting power over 1,980,000 shares of Micronet for our benefit. As a result, our voting interest in Micronet stood at 39.53% of the issued and outstanding shares of Micronet. The decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing from February 24, 2019, the Company accounts for the investment in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net gain of $299 in February 2019.

On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%, and our current voting interest in Micronet stands at 37.79% of the issued and outstanding shares of Micronet.

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

Micronet’s vehicle portable tablets offers computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides third party telematics service providers, or TSPs, a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs.

Micronet is currently entering the video analytics device market by developing an all in-one video telematics device known as Micronet SmartCam. Micronet SmartCam technologically, based on the powerful flexible android platform, is expected to be a ruggedized, integrated, and ready-to-go smart camera supporting complete telematics features designed for in-vehicle use. Coupled with vehicle-connected interfaces, state of the art diagnostic capabilities, and two cameras, it offers video analytics and telematics services, addressing safety, vehicle health, and tracking needs of commercial fleets. We believe that Micronet SmartCam provides a versatile, advanced, and affordable mobile computing platform for a variety of fleet management and video analytics solutions. The powerful computing platform, coupled with the Android 9 operating system, allows the company customers to run their applications or pick and choose a set of applications and services from Micronet marketplace. Micronet’s customers consist primarily of application service providers, or ASPs, and solution providers specializing in the MRM market. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for construction and heavy equipment. Micronet products are used by customers worldwide.

Micronet operates and conducts its business in the U.S. market through Micronet Inc., a wholly owned subsidiary located in Utah. The Micronet U.S.-based business, operations and facilities include a logistics warehouse and distribution center, and technical service and support infrastructure as well as sales and marketing capabilities which allow Micronet to continue expansion into the U.S. market while support its existing U.S.-based customers with further accessibility and presence to local fleets and local MRM service providers.

Acquisition Agreement with BNN Technology PLC

On December 18, 2018, we, Global Fintech Holdings Ltd., a British Virgin Islands corporation, or GFH, GFH Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of GFH, or Merger Sub, BNN, Brookfield Interactive (Hong Kong) Limited, a Hong Kong company and a subsidiary of BNN, or BI China, ParagonEx LTD, a British Virgin Islands company, or ParagonEx, certain holders of ParagonEx’s outstanding ordinary shares and a trustee thereof, and Mark Gershinson, in the capacity as the representative of the ParagonEx sellers, entered into an Acquisition Agreement, or the Acquisition Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Acquisition Agreement, Merger Sub would merge with and into the Company, as a result of which each outstanding share of the Company’s common stock and warrant to purchase the same would be cancelled in exchange for the right of the holders thereof to receive 0.93 substantially equivalent securities of GFH, after which GFH would acquire (i) all of the issued and outstanding securities of BI China in exchange for newly issued ordinary shares of GFH and (ii) all of the issued and outstanding ordinary shares of ParagonEx for a combination of cash in the amount equal to approximately $25 million (the majority of which was raised in a private placement by GFH), unsecured promissory notes and newly issued ordinary shares of GFH, or collectively, the Transactions.

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

In furtherance of the Transactions, and upon the terms and subject to the conditions described in the Acquisition Agreement, BNN agreed to commence a tender offer, or the Offer, as promptly as practicable and no event later than 15 business days after the execution of the Acquisition Agreement, to purchase up to approximately 20% of the outstanding shares of the Company’s common stock at a price per share of $1.65, net to the sellers in cash, without interest, or the Offer Price. On March 13, 2019. the deadline for the Offer was extended to April 8, 2019. Additionally, following the Transactions, it was contemplated that the certain of the company’s operating business assets, including company’s interest in Micronet, would be spun off to company’s stockholders who continue to retain shares of company’s common stock after the Offer. Subject to the terms and conditions of the Acquisition Agreement, and assuming that none of the shares of company’s common stock are purchased by BNN in connection with the Offer, company’s stockholders would own approximately 5.27% of GFH after giving effect to the transactions contemplated by the Acquisition Agreement.

On May 31, 2019, we terminated the spin-off of Micronet and in June 2019, the Offer was terminated. Effective November 7, 2019, we, BNN, BI China and ParagonEx (the “Parties”) entered into a mutual Termination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to terminate the 2018 Acquisition Agreement, effective immediately.

Merger Agreement with GFH

On November 7, 2019, company’s, GFH Intermediate Holdings Ltd., a British Virgin Islands company (“Intermediate”) that is wholly owned by GFH entered into, and MICT Merger Subsidiary Inc., a to-be-formed British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), shall upon execution of a joinder enter into, an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of Intermediate’s common stock shall be cancelled in exchange for the right of the holders thereof to receive a substantially equivalent security of MICT (collectively, the “Acquisition”). GFH will receive an aggregate of 109,946,914 shares of MICT common stock as merger consideration in the Acquisition.

Concurrent with the execution of the Merger Agreement, Intermediate entered into (i) a share exchange agreement with Beijing Brookfield Interactive Science & Technology Co. Ltd., an enterprise formed under the laws of the Peoples Republic of China (“Beijing Brookfield”), pursuant to which Intermediate will acquire all of the issued and outstanding ordinary shares and other equity interest of Beijing Brookfield from the shareholders of Beijing Brookfield in exchange for 16,310,759 newly issued shares of GFH and (ii) a share exchange agreement with ParagonEx, shareholders of ParagoneEx specified therein (the “ParagonEx Sellers”) and Mark Gershinson, pursuant to which, the ParagonEx Sellers will transfer to Intermediate all of the issued and outstanding securities of ParagonEx in exchange for Intermediate’s payment and delivery of $10.0 million in cash, which is to be paid upon the closing of the Acquisition, and 75,132,504 newly issued shares of GFH deliverable at the closing of the share exchange.

After giving effect to the Acquisition, the conversion of the Convertible Debentures (as defined below) and the conversion or exercise of the securities issued by MICT pursuant to the Offering of Series A Convertible Preferred Stock and Warrants and the Offering of Convertible Note and Warrants, each as further below, it is expected that MICT will have approximately $15.0 million of cash as well as ownership of ParagonEx and Beijing Brookfield and that MICT’s current stockholders will own approximately 11,089,532 shares, or 7.64%, of the 145,130,577 shares of MICT common stock outstanding.

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

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

The Merger Agreement provides that all options to purchase shares of the Company’s common stock that are outstanding and unexercised shall be accelerated in full effective as of immediately prior to the effective time of the Acquisition. The options shall survive the closing of the Acquisition for a period of 15 months from the date of the closing of the Acquisition and all equity incentive plans of the Company shall remain in effect.

Consummation of the Merger Agreement is subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Merger Agreement by the requisite vote of MICT’s stockholders; (ii) expiration of the applicable waiting period under any antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) receipt of requisite regulatory approval, (iv) receipt of required consents and provision of required notices to third parties, (v) no law or order preventing or prohibiting the Merger or the other transactions contemplated by the Merger Agreement or the Closing; (vi) no restraining order or injunction preventing the Merger or the other transactions contemplated by the Merger Agreement; (vii) appointment or election of the members of the post-Closing MICT board of directors as agreed, and (viii) the filing of the definitive proxy statement with the SEC.

In addition, prior to the consummation of the Merger, if the Merger Agreement is terminated after the closing of the Beijing Brookfield Acquisition or the ParagonEx Acquisition, as the case may be, or if the Merger does not close by the outside date set forth in the Merger Agreement, the transactions contemplated by the Beijing Brookfield Share Exchange Agreement and the ParagonEx Share Exchange Agreement, may be unwound. In the event of an unwinding of such acquisitions, GFH will return the Beijing Brookfield shares to BI Interactive and the ParagonEx shares to the Paragon Ex Sellers and in turn BI Interactive and the ParagonEx Sellers will return the shares of Global Fintech received in the applicable share exchange.

Voting Agreement. In connection with the execution and delivery of the Merger Agreement, D. L Capital (“DLC”), an entity affiliated with David Lucatz, the President and Chief Executive Officer of MICT, entered into a voting agreement, by and among MICT, GFH and DLC (the “Voting Agreement”), pursuant to which, during the term of such agreement, DLC has agreed to vote all of its capital shares in MICT in favor of the Merger Agreement, the related ancillary documents and any required amendments to MICT’s organizational documents, and in favor of all of the transactions in furtherance thereof, and to take certain other actions in support of the transactions contemplated by the Merger Agreement and will, at every meeting of the stockholders of MICT called for such purpose, and at every adjournment or postponement thereof (or in any other circumstances upon which a vote, consent or approval is sought, including by written consent), not vote any of its shares of the Common Stock at such meeting in favor of, or consent to, and will vote against and not consent to, the approval of any alternative proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect in any material respect the transactions contemplated by the Merger Agreement. The Voting Agreement shall terminate, among other reasons, upon the earlier of the termination of the Merger Agreement and March 31, 2020.

Offering of Series A Convertible Preferred Stock and Warrants

On June 4, 2019, we entered into a Securities Purchase Agreement (the “Preferred Securities Purchase Agreement”) with the purchasers named therein (the “Preferred Purchasers”) subject to approval by the Nasdaq Stock Market for as to the eligibility of the transaction, pursuant to which we agreed to sell 3,181,818 shares of newly designated Series A Convertible Preferred Stock with a stated value of $2.20 per share (the “Preferred Stock”). The Preferred Stock, which shall be convertible into up to 6,363,636 shares of the company’s common stock, par value $0.001 per share (the “Common Stock”), shall be sold together with certain Common Stock purchase warrants (the “Preferred Warrants”) to purchase up to 4,772,727 shares of Common Stock (representing 75% of the aggregate number of shares of Common Stock into which the Preferred Stock shall be convertible), for aggregate gross proceeds of $7 million to us (the “Preferred Offering”). The terms of the Preferred Securities Purchase Agreement were approved by Nasdaq Stock Market on July 31, 2019 and as a result the company issued the preferred stock along with the warrants.

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

The Preferred Stock shall be convertible into Common Stock at the option of each holder of Preferred Stock at any time and from time to time at a conversion price of $1.10 per share, and shall also convert automatically upon the occurrence of certain events, including the completion by us of a fundamental transaction. Commencing on March 31, 2020, cumulative cash dividends shall become payable on the Preferred Stock at the rate per share of 7% per annum, which rate shall increase to 14% per annum on June 30, 2020. We shall also have the option to redeem some or all of the Preferred Stock, at any time and from time to time, beginning on December 31, 2019. The holders of Preferred Stock shall vote together with the holders of Common Stock as a single class on as-converted basis, and the holders of Preferred Stock holding a majority-in-interest of the Preferred Stock shall be entitled to appoint an independent director to the company’s board of directors (the “Preferred Director”). The Preferred Securities Purchase Agreement provides for customary registration rights.

The Preferred Warrants shall have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like), which is above the average price of the Common Stock during the preceding five trading days of entry into the Preferred Securities Purchase Agreement, and shall be exercisable immediately, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20 million.

Offering of Convertible Note and Warrants

On June 4, 2019, we entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with BNN subject to approval by the Nasdaq Stock Market for as to the eligibility of the transaction, pursuant to which BNN agreed to purchase from us $2 million of convertible notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and us (collectively, the “Convertible Notes”). The Convertible Notes, which shall be convertible into up to 2,727,272 shares of Common Stock (using the applicable conversion ratio of $1.10 per share), shall be sold together with certain Common Stock purchase warrants (the “Note Warrants”) to purchase up to 2,727,272 shares of Common Stock (representing 100% of the aggregate number of shares of Common Stock into which the Convertible Notes are convertible) (the “Convertible Note Offering”). The Convertible Notes shall have a duration of two (2) years.

The Convertible Notes shall be convertible into Common Stock at the option of the Note Purchaser at any time and from time to time, and upon the issuance of one or more Convertible Notes. Darren Mercer, the Chief Executive Officer of BNN, was appointed to the Company’s board of directors (the “Note Director”). The Note Purchase Agreement provides for customary registration rights. The terms of the note purchase agreement were approved by Nasdaq Stock Market on July 31, 2019 and as a result the company issued the convertible notes along with the warrants.

The Note Warrants shall have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like), and shall be exercisable immediately upon receipt of stockholder approval of the Convertible Note Offering, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20 million.

In accordance with ASC 470 “Debt”, the Company analyzed the Note Purchase Agreement and the Preferred Securities Purchase Agreement (as described above) as combined transaction, as both agreements were signed simultaneously with an overall objective and as a result allocated the total proceeds between convertible notes, the warrants and Series A Convertible Preferred Stock based on their relative fair value at the closing date. The Company analyzed the warrants issued, the convertible conversation feature and Series A Convertible Preferred Stock and concluded that they meet the definition of an equity instrument.

On January 21, 2020, we entered into a Conversion Agreement with  BNN, pursuant to which BNN agreed to convert the outstanding convertible note, issued on July 31, 2019, into 1,818,181 shares of the Company’s newly-designated Series B Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share (the “Series B Preferred”) (collectively, the “Conversion”). In accordance with the Conversion, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred with the Secretary of State of the State of Delaware on January 21, 2020 to designate the rights and preferences of up to 1,818,181 shares of Series B Preferred.

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

Offering of Secured Convertible Debentures

On November 7, 2019, we entered into a Securities Purchase Agreement (the “Primary Purchase Agreement”) with certain investors identified therein (the “Primary Purchasers”) pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due 2020 (the “Primary Convertible Debentures”) with an aggregate principal amount of approximately $15.9 million (the “Primary Convertible Debenture Offering”). The proceeds of $15.9 million from the sale of the Primary Convertible Debentures were funded on January 21, 2020. Concurrently with entry into the Primary Purchase Agreement, we entered into a separate Securities Purchase Agreement (the “Non-Primary Purchase Agreement” and, together with the Primary Purchase Agreement, the “Purchase Agreements”) with certain investors identified therein (the “Non-Primary Purchasers” and, together with the Primary Purchasers, the “Purchasers”) pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due 2020 (the “Non-Primary Convertible Debentures” and, together with the Primary Convertible Debentures, the “Convertible Debentures”) with an aggregate principal amount of $9.0 million (together with the Primary Convertible Debenture Offering, collectively, the “Convertible Debenture Offering”). The Convertible Debentures shall be convertible into our shares of Common Stock at a conversion price of $1.41 per share. The Convertible Debentures will be due upon the earlier of (i) six months from the date of issuance and (ii) the termination of the Merger Agreement. We are obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 5% per annum, payable quarterly, in cash or, at our option in certain instances, in shares of Common Stock. We may not voluntarily prepay any portion of the principal amount of the Convertible Debentures without the prior written consent of the Purchasers.

Subject to stockholder approval of an increase in the shares of Common Stock to allow for the full conversion of the Convertible Debentures into Common Stock, the Convertible Debentures shall be convertible into Common Stock at the option of the Purchasers at any time and from time to time. Upon the closing of the Acquisition and written notice from us to the Purchasers, the Purchasers shall be forced to convert the Convertible Debentures into our shares of Common Stock (the “Forced Conversion”). Upon the occurrence of certain events, including, among others, if we fail to file a preliminary proxy statement with respect to the Acquisition on or prior to November 18, 2019, if the Forced Conversion does not occur on or before January 24, 2020, or certain breaches of the Primary Purchasers’ Registration Rights Agreement (as defined below), the Primary Purchasers are permitted to require us to redeem the Primary Convertible Debentures, including any interest that has accrued thereunder, for cash.

The Proceeds of $15.9 million from the sale of the Primary Convertible Debentures were funded on January 21, 2020 and placed in a separate blocked account that shall remain subject to a deposit account control agreement until the closing of the Merger. We shall not have access to such proceeds until the closing of the Acquisition and only upon the satisfaction of certain other requirements, including, among other things, effectiveness of the Resale Registration Statement (as defined below).

The Purchase Agreements provide for customary registration rights, pursuant to their respective registration rights agreement to be entered into at the time of the closing of the Convertible Debenture Offering (each, a “Registration Rights Agreement”). Pursuant to the Registration Rights Agreements, the we are obligated to, among other things, (i) file a registration statement (the “Resale Registration Statement”) with the SEC for purposes of registering the shares of Common Stock issuable upon the conversion of the Convertible Debentures and (ii) use its best efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than the effectiveness of the Acquisition. The Registration Rights Agreements contains customary terms and conditions for a transaction of this type, including certain customary cash penalties on us for our failure to satisfy the specified filing and effectiveness time periods.

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

Offering of Secured Convertible Debentures (Cont.)

On November 12, 2019, the Company filed an Amended Certificate of Designation of the Preferences, Rights and Limitations with the Secretary of State of Delaware to remove the prohibition on forced conversions of the Company’s Series A Preferred Stock, par value $0.001 per share, into shares of common stock in the event the Company’s stockholders approve the Acquisition after December 31, 2019.

The proceeds of the Convertible Debenture Offering, approximately $25 million out of which $15.9 million were received on January 2020, have been placed in a blocked bank account, pursuant to a deposit account control agreement, to be entered into. The Company shall not have access to such proceeds until the closing of the Acquisition and only upon the satisfaction of certain other requirements, including, among other things, effectiveness of the Resale Registration Statement.

In connection with the Convertible Debentures, on January 17, 2020, the Company, certain of its subsidiaries, the Primary Purchasers and the representative thereof, as collateral agent, entered into a security agreement, or the Primary Security Agreement. Pursuant to the Primary Security Agreement, the Company and certain of its subsidiaries granted to the Primary Purchasers a first priority security interest in, a lien upon and a right of set-off against all of their personal property (subject to certain exceptions) to secure the Primary Convertible Debentures. On January 17, 2020, the parties also entered into a registration rights agreement, or the Primary Registration Rights Agreement. Pursuant to the Primary Registration Rights Agreement, the Company has agreed to, among other things, (i) file a registration statement, or the Resale Registration Statement with SEC within seven business days following the filing of an initial proxy statement with respect to the contemplated merger by and among the Company, Intermediate, and Merger Sub, for purposes of registering the shares of common stock issuable upon conversion of the Primary Convertible Debentures, and (ii) use its best efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than the effectiveness of the Acquisition. The Primary Registration Rights Agreement contains customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy the specified filing and effectiveness time periods.

In July 2019, the Company paid all of its outstanding bank loans in the amount of $251. During 2019, the Company repaid the entire outstanding principal balance of the Series B Convertible Debentures to YA II in the aggregate amount of $1,225, which was paid in shares of the Company’s common stock, and in October 31, 2019, the Company paid all of its outstanding principal balance, together with its accrued interest and a required 10% premium, of the Series A Convertible Debentures issued to YA II in the aggregate amount of $2,057 cash.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Principle of Consolidation

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of December 31, 2019, and 2018, the allowance for doubtful accounts amounted to $116 and $1,330, respectively.

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

Research and Development Costs

Research and development costs are charged to statements of income as incurred net of grants from the Israel Innovation Authority (formerly known as the Israel Office of the Chief Scientist of the Ministry of Economy), or IIA.

Earnings (Loss) per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common shares equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.

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

Goodwill

Previously the goodwill was recorded at Micronet. The goodwill impairment test was conducted in two steps. In the first step, Micronet determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds the fair value, the Micronet would then perform the second step of the impairment test, which required the allocation of the reporting unit’s fair value of all its assets and liabilities in a manner similar to acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill was then compared to the carrying value to determine impairment, if any.

Micronet has one operating segment and one operating unit related to its product offerings in the MRM market. As of December 31, 2018, Micronet’s market capitalization was significantly lower than the net book value of the reporting unit. In establishing the appropriate market capitalization, the Micronet looked at the date that the annual impairment test is performed (December 31, 2018). In order to calculate its market capitalization, Micronet used the price per share of NIS 0.46. Following the results of the step one test, Micronet continued to the second step, which was performed by allocating the reporting unit’s fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. Micronet determined that the carrying value of goodwill should be impaired and therefore an impairment of $1.466 million was recorded.

Revenue Recognition

With respect to Micronet applicable revenue recognition GAAP requirements, Micronet implements a revenue recognition policy pursuant to which it recognizes its revenues at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products are transferred to its customers. There is limited discretion needed in identifying the point control passes: once physical delivery of the products to the agreed location has occurred, Micronet no longer has physical possession of the product and will be entitled at such time to receive payment while relieved from the significant risks and rewards of the goods delivered. For most of Micronet’s products sales, control transfers when products are shipped.

Comprehensive Income (Loss)

FASB ASC Topic 220-10, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net loss, comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, and other items.

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

Financial instruments that have the potential to expose the Company to credit risks are mainly cash and cash equivalents, bank deposit accounts and marketable securities.

The Company holds cash and cash equivalents, securities and deposit accounts at large banks in Israel, thereby substantially reducing the risk of loss.

The Company performs ongoing credit evaluations of its loans to related parties for the purpose of determining the appropriate allowance impairment and has a convection feature as a collateral. An appropriate allowance for impairment is included in the accounts.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for interim and annual periods beginning after December 15, 2018. We used the modified retrospective transition approach in ASU No. 2018-11 and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption. The new standard had no effect on our consolidated financial statements, as we have no right of use assets and, or lease liabilities. The new standard provides a number of optional practical expedients in transition. We elected the package of practical expedients, which permits us not to reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. We used the practical expedient under which, a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. We didn’t elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. Further, this new accounting standard had no a material impact on our debt covenants. The implementation of this standard didn’t have a material impact on our results of operations.

NOTE 3 — FAIR VALUE MEASUREMENTS

Items carried at fair value on an ongoing basis as of December 31, 2019 and 2018 are classified in the table below in one of the three categories described in Note 2.

	Fair value measurements
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,174	-	-	2,174
Total	$2,174	-	-	2,174

	Fair value measurements using input type
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,154	-	-	3,154
Restricted cash	45	-	-	45
Short-term loan to Related party Micronet Ltd, net	-	281	-	281
Total	3,199	281	-	3,480

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
	2019	2018
Raw materials	$-	$3,800
Work in process and finished product	-	545
	$-	$4,345

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Building	$-	$1,851
Computer equipment	15	790
Dies		553
Furniture and fixtures	23	313
Machinery and equipment	7	299
Transportation equipment	68	62
	113	3,868
Less accumulated depreciation	(84)	(3,207)
	$29	$661

Depreciation expenses totaled $88 and $312, for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 — INTANGIBLE ASSETS AND OTHERS, NET

Composition:

	Useful life	December 31,
	years	2019	2018
Original amount:
Technology	5	$-	$2,010
Customer related intangible assets	3-5	-	3,470
		$-	$5,480
Accumulated amortization:
Technology	5	$-	$2,010
Customer related intangible assets	3-5	-	3,470
	5	$-	$5,480

Net Amount:		$-	$-
Prepaid lease expenses and capitalization of license		-	434
		$-	$434

NOTE 7 — SHORT-TERM BANK LOANS:

Composition:

	Interest rate as of December 31,		Total short-term liabilities
	2018	Linkage	December 31,
	%	basis	2019	2018
Due to banks	Prime plus 2.45% Prime plus 2.5%	NIS	$-	$2,330
Current portion			-	476
			$-	$2,806

As of December 31, 2018, the Company had short-term bank credit of $2,806 comprised as follows: $476 current portion of long-term loans of Micronet and $1,566 of short-term bank loans that bear interest of prime plus 2.45% through prime plus 2.5% paid either on a monthly or weekly basis and long term loans of $764 that were classified to the short term loans due to the fact Micronet does not meet its covenants.

In July 2019, the Company paid all of its outstanding bank loans in the amount of $251.

As of December 31, 2019, the Company had no short-term bank credit.

NOTE 8 — LOANS FROM OTHERS

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

On December 17, 2018, the Company entered into an agreement with YA with respect to the warrants to purchase an aggregate of 1,187,500 shares of the Company’s common stock held by YA, with exercise prices ranging from $1.5 to $4.00 and expiration dates ranging from June 30, 2021 to March 29, 2023.

Pursuant to the YA Agreement, in connection with the transactions contemplated by the Acquisition Agreement and effective upon the consummation of the acquisition, the Warrants shall be replaced by certain new warrants, or the Replacement Warrants, exercisable at $2.00 per share for a number of ordinary shares of MICT equal to the number of shares underlying the Warrants immediately prior to the effectiveness of the acquisition (subject to adjustment as described therein). YA II also agreed that it would not convert the Series A Debentures and the Series B Debenture into more than one million shares of the Company’s common stock during the period between the execution of the YA Agreement and the earlier to occur of the effectiveness of the acquisition or the termination of the Acquisition Agreement.

As of February 21, 2019, the Company issued to YA II 250,000 shares of its common stock as part of a conversion of $250 of the Series A Debenture at a conversion price of $1.00 per share.

On March 13, 2019, the Company issued an additional 996,817 shares of its common stock as part of a conversion of $1,000 of the Series A Debenture at a conversion price of $1.10 per share.

On October 31, 2019, the Company paid all of its outstanding principal balance together with its accrued interest and required 10% premium of the Series A Debentures in the aggregate amount of $2,057.

On June 4, 2019, the Company entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with BNN, pursuant to which BNN agreed to purchase from us $2 million of convertible notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and us (collectively, the “Convertible Notes”). The Convertible Notes, which shall be convertible into up to 2,727,272 shares of Common Stock (using the applicable conversion ratio of $1.10 per share), shall be sold together with certain Common Stock purchase warrants (the “Note Warrants”) to purchase up to 2,727,272 shares of Common Stock (representing 100% of the aggregate number of shares of Common Stock into which the Convertible Notes are convertible) (the “Convertible Note Offering”). The Convertible Notes shall have a duration of two (2) years.

Subject to stockholder approval of the Convertible Note Offering, the Convertible Notes shall be convertible into Common Stock at the option of the Note Purchaser at any time and from time to time, and upon the issuance of one or more Convertible Notes. Darren Mercer, the Chief Executive Officer of BNN, was appointed to the Company’s board of directors (the “Note Director”). The Note Purchase Agreement provides for customary registration rights.

On January 21, 2020, the Company entered into a conversion agreement with BNN see note 19.

NOTE 9 — LOSS OF CONTROL OF SUBSIDIARY

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

NOTE 9 — LOSS OF CONTROL OF SUBSIDIARY (CONT.)

On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%, and our current voting interest in Micronet stands at 37.79% of the issued and outstanding shares of Micronet.

The Company recorded an impairment of its investment in Micronet and change in fair value in loan to Micronet as of December 31, 2019 in the total amount of $281.

The method used for determining fair value of the investment in Micronet was based on a quoted market price on the TASE.

While Micronet is a publicly traded company in Israel, its shareholder base is widely spread and we continue to be Micronet’s largest shareholder, as of September 5, 2019 maintaining a voting interest of 37.79% of its issued and outstanding shares as of September 5, 2019. We believe that since most items that may require shareholder approval required majority consent, we exert significant influence over such voting matters which may include the appointment and removal of directors. In that regard, to date, we have appointed a majority of the directors of Micronet’s board of directors.

Based on the above, although we do not control Micronet and thus do not consolidate Micronet’s financial statements according to U.S. GAAP. We also do not consider Micronet to be a discontinued operation since we did not view the dilution of our interesta as a strategic shift that had or will have a major effect on our operations. .

The following is a summary of Micronet’s operation for the year ended December 31, 2019, and the impact on the Company:

Year ended December 31,
2019
Revenues	$8,747

Gross profit	1,361
Loss from operations	(3,052)

Net Loss	$(3,268)

Net loss in equity method (*)	(608)

Impairment of equity method investment	(187)
*including Gain from change of ownership interests	101

NOTE 10 — Loan to MICRONET LTD.

On September 19, 2019, MICT Telematics Ltd., or MICT Telematics, a wholly owned subsidiary of MICT, Inc., entered into a loan agreement with Micronet,, pursuant to which MICT Telematics loaned Micronet $250 (“First Loan”) on certain terms and conditions, or the First Loan. The proceeds from the First Loan were designed for Micronet working capital and general corporate needs. The First Loan did not bear any interest and was due and payable upon the earlier of (i) December 31, 2019; or (ii) at such time Micronet receives an investment of at least $250 from non-related parties.

NOTE 10 — Loan to MICRONET LTD. (CONT.)

In view of Micronet’s working capital needs, On November 18, 2019 the Company entered into an additional loan agreement with Micronet for the loan of $125, pursuant to terms and conditions identical to those governing the First Loan including in connection with repayment terms (“Second Loan”), Accordingly prior to the approval of the Convertible Loan by Micronet shareholders ss of December 31 2019, the company transferred to Micronet pursuant to the First and Second Loan, a total sum of $375.

On January 1st 2020 the Convertible Loan agreement which the company agreed to loan Micronet a total of $500 (the “Convertible Loan”) was approved by Micronet’s shareholders meeting and at such time the First and Second Loan were converted to convertible notes along with the reminder amounts due to be loaned under of the Convertible Loan in the sum of $125 was loaned to the Company ($500 in the aggregate). Accordingly prior to the approval of the Convertible Loan by Micronet shareholders as of December 31 2019, the company transferred to Micronet pursuant to the First and Second Loan, a total sum of $375.

The Convertible Loan bears interest at a rate of 3.95% calculated and is due on a quarterly basis. In addition, the Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Convertible Loan, and all accrued and unpaid interest, Interest is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one share of Micronet’s ordinary shares for each ordinary share that is issued as a result of a conversion of the Convertible Loan at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months.

The company recognized an impairment loss on financial assets derived from the measurement preformed by compering the quoted market price of Micronet’s share on the Tel-Aviv stock exchange t its carrying value. As of December 31, 2019 the company recorded a financial expenses on the loan amounted to $94.

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

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2019	2018
Accrued severance pay	$50	$208
Less - amount funded		(98)
	$50	$110

NOTE 12 — PROVISION FOR INCOME TAXES

A.

Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2018 and in 2019.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in 2019 and 23% in 2018. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “Approved Enterprise Industrial Company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

In December 2016, the Israeli government published the Economic Efficiency Law (2016) (legislative amendments to accomplish budget goals for the years 2019 and 2018). According to such law, in 2017 the general tax rate was decreased by 1% and starting in 2018 was decreased by 2%; so that the tax rate was 23% in 2019 and was 23% in 2018 and onwards. In addition, the tax rate that applies to Preferred Enterprises in preferred areas was be decreased by 1.5% to 7.5% starting January 1, 2017.

B.	Provision for Taxes

	Year ended December 31,
	2019	2018
Current:
Domestic	$-	$(7)
Foreign (Israel)	(17)	(62)
	(17)	(69)

Taxes related to prior years	-	(15)

Deferred:
Deferred taxes, net	-	(522)
Total provision for income taxes	$(17)	$(606)

C.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2019	2018
U.S. federal statutory rate	21%	21%
Tax rate difference between U.S. and Israel	2%	2)%
Effect of Israeli tax rate benefit	-%	(7)%
Effect of previous years	-%	-%
Change in valuation allowance	(16)%	(9)%
Others	(7)%	(7)%
Effective tax rate	0.0%	0.0%

NOTE 12 — PROVISION FOR INCOME TAXES (CONT.)

D.	Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2019 and 2018, the Company’s deferred taxes were in respect of the following:

	December 31,
	2019	2018
Net operating loss carry forward	$1,799	$1,509
Provisions for employee rights and other temporary differences	20	278
Deferred tax assets before valuation allowance	1,819	1,787
Valuation allowance	(1,819)	(1,787)
Deferred tax assets	-	-
Deferred tax liability	-	-
Deferred tax assets, net	$-	$-

E.

Tax losses

As of December 31, 2019, the Company’s net operating loss carry forward amounted to approximately $8,567 based on the tax report of 2018 along with 2019 estimated tax results, which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022.  Since it is more likely than not that the Company will not realize a benefit from this net operating loss carry forward, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

F.

Tax Assessments

The Company received final tax assessments in the United States through tax year 2012, and with regard to the Israeli subsidiaries received final tax assessments up until tax year 2012.

G.	Uncertain Tax Position The Company did not record any liability for income taxes associated with unrecognized tax benefits during 2018 and 2019.

NOTE 13 — RELATED PARTIES

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

On February 24, 2019, Mr. David Lucatz, our Chairman of the Board of Directors, President and Chief Executive Officer, participated in Micronet’s public equity offering on the TASE. Mr. Lucatz purchased 1,980 units, with each unit consisting of 1,000 ordinary shares of Micronet and options to purchase 400 ordinary shares of Micronet, at a price per unit of NIS 435 (approximately $123), for an aggregate investment of NIS 435,000 (approximately $123,000) by Mr. Lucatz. As a result of this offering, the Company’s ownership and voting interests in Micronet were each diluted. Mr. Lucatz subsequently executed the Micronet Proxy.

Subject to, and upon closing of, the Acquisitions, MICT will agreed to issue to certain of its current and former directors, including its Chief Executive Officer,/officers the following awards (i) our former director, Miki Balin, and two of our current directors, Chezy (Yehezkel) Ofir and Jeffrey P. Bialos, including our Chief Executive Officer, Mr. David Lucatz, 300,000 options to purchase MICT common stock (1,200,000 options in the aggregate) with an exercise price equal to the purchase price per share of Merger Sub stock which shall be granted as success bonuses under MICT’s existing 2012 and 2014 Stock Incentive Plans or under the Merger Sub equity plan (including the Merger Sub Israeli sub-plan) and which shall be, converted into replacement options of MICT Replacement Options (as described in Section 2.6(b) of the Acquisition Merger Agreement) and which, for the, avoidance of doubt, and notwithstanding the termination of the employment or directorship of the, option holder, shall expire on the 15 month anniversary of the closing date); and (ii) up to an additional, 300,000 restricted shares of MICT common stock, to be issued to officers and service providers of MICT.

Transactions with related parties

	Year ended December 31,
	2019	2018
Consulting fee paid to controlling shareholder	$400	$400
Bonus paid to controlling shareholder	36	300
Others	22
Stock based compensation granted to controlling shareholder	50	218
Total	508	918

NOTE 14 — SHAREHOLDER’S EQUITY

A.	Common stock:

Common stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B.	Stock Option Plan:

Pursuant to our 2012 Stock Incentive Plan as amended and approved at the Company’s Annual Meeting of Shareholders in December 2018, the board of directors is authorized to award stock options to purchase shares of common stock to our officers, directors, employees and certain others, up to a total of 5,000,000 shares of common stock, subject to adjustments in the event of a stock split, stock dividend, recapitalization or similar capital change. Stock based compensation amounted to $61 and $377 for the years ended December 31, 2019 and 2018, respectively.

The exercise price of the options granted under the 2012 Stock Incentive Plan is set by the board of directors and will not be less than the closing sale price on Nasdaq Capital Market at the grant date. As of December 31, 2019, 3,652,400 shares of common stock remain available for future awards under the 2012 Stock Incentive Plan. Under the 2012 Stock Incentive Plan, unless determined otherwise by the board, options generally vest over a two or three year period from the date of grant and expire 10 years after the grant date. Unvested options are forfeited 90 days following the termination of employment. Any options that are forfeited before expiration become available for future grants.

On July 17, 2014 the Company adopted the 2014 Stock Incentive Plan pursuant to which the board of directors is authorized to issue stock options, restricted stock and other awards to officers, directors, employees, consultants and other service providers. The board of directors initially reserved 100,000 shares of the Company’s common stock for issuance pursuant to awards that may be made pursuant to the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan was amended in December 2018 and the number of shares of the Company’s common stock reserved for issuance under the plan was increased to 600,000 shares. The 2014 Stock Incentive Plan was approved by the stockholders on September 30, 2014 and the amendment to the 2014 Stock Incentive Plan was approved by the stockholders on December 26, 2018. As of December 31, 2019, 76,775 shares of common stock remain available for future awards under the 2014 Stock Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2019:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2019	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2019	Exercise Price
	Years		$
15,000	3.5	15,000	4.30
341,000	5	341,000	4.30
656,000	8.5	556,000	1.32
125,000	8.75	125,000	1.4776
30,000	9.25	-	-
1,167,000		1,037,000

NOTE 14 — SHAREHOLDER’S EQUITY (CONT.)

B.	Stock Option Plan - (continued):

	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$
Options outstanding at the beginning of year:	1,297,000	2.34	536,000	4.30
Changes during the year:
Granted	30,000	1.32	861,000	1.34
Exercised	-	-	-	-
Forfeited	(160,000)	2.81	(100,000)	4.30

Options outstanding at end of year	1,167,000	2.24	1,297,000	2.34
Options exercisable at year-end	1,037,000	2.36	1,097,000	1.35

Subject to, and upon closing of the Acquisition Agreement, the securities issued upon the exercise or conversion of outstanding options will be in accordance with the terms on which they were granted initially.

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2018 – 37.30% 2019-48.61%; risk-free interest rate: 2018 – 2.81% 2019-2.6%; and expected life: 2018- 6 years 2019-6.5 years.

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

During 2019, the board of the directors approved the grant of 30,000 options with exercise prices of $1.32, out of which 0 options expire during the year.

NOTE 14 — SHAREHOLDER’S EQUITY (CONT.)

On February, 2019, and on April, 2019 and on December, 2019, the Company issued 145,300, 275,300 and 80,000, respectively, shares of its common stock to its lawyers, directors, employees and consultants. The Company recognized total expenses of $603 in the year ended on December 31, 2019.

On June 4, 2019, we entered into a Securities Purchase Agreement (the “Preferred Securities Purchase Agreement”) with the purchasers named therein (the “Preferred Purchasers”), pursuant to which we agreed to sell 3,181,818 shares of newly designated Series A Convertible Preferred Stock with a stated value of $2.20 per share (the “Preferred Stock”). The Preferred Stock, which shall be convertible into up to 6,363,636 shares of our common stock, par value $0.001 per share (the “Common Stock”), shall be sold together with certain Common Stock purchase warrants (the “Preferred Warrants”) to purchase up to 4,772,727 shares of Common Stock (representing 75% of the aggregate number of shares of Common Stock into which the Preferred Stock shall be convertible), for aggregate gross proceeds of $7 million to us (the “Preferred Offering”).

The Preferred Stock shall be convertible into Common Stock at the option of each holder of Preferred Stock at any time and from time to time, at a conversion price of $1.10 per share and shall also convert automatically upon the occurrence of certain events, including the completion by us of a fundamental transaction. Commencing on March 31, 2020, cumulative cash dividends shall become payable on the Preferred Stock at the rate per share of 7% per annum, which rate shall increase to 14% per annum on June 30, 2020. We shall also have the option to redeem some or all of the Preferred Stock, at any time and from time to time, beginning on December 31, 2019. The holders of Preferred Stock shall vote together with the holders of Common Stock as a single class on as-converted basis, and the holders of Preferred Stock holding a majority-in-interest of the Preferred Stock shall be entitled to appoint an independent director to our board of directors (the “Preferred Director”). The Preferred Securities Purchase Agreement provides for customary registration rights.

The Preferred Warrants shall have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like), which is above the average price of the Common Stock during the preceding five trading days of entry into the Preferred Securities Purchase Agreement, and shall be exercisable immediately, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20 million.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold 2,386,363 shares of Preferred Stock and 3,579,544 accompanying Preferred Warrants for aggregate gross proceeds of $5,250. The Company paid an aggregate of $420 in fees in with respect to the Preferred Offering.

In December 31, 2019 the company received additional amount of $1,200, During January 2020 the company received additional amount of $550, see also note 19.

Offering of Convertible Note and Warrants

On June 4, 2019, we entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with BNN, subject to approval by the Nasdaq Stock Market for as to the eligibility of the transaction, pursuant to which BNN agreed to purchase from us $2 million of convertible notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and us (collectively, the “Convertible Notes”). The Convertible Notes, which shall be convertible into up to 2,727,272 shares of Common Stock (using the applicable conversion ratio of $1.10 per share), shall be sold together with certain Common Stock purchase warrants (the “Note Warrants”) to purchase up to 2,727,272 shares of Common Stock (representing 100% of the aggregate number of shares of Common Stock into which the Convertible Notes are convertible) (the “Convertible Note Offering”). The Convertible Notes shall have a duration of two (2) years.

The Convertible Notes shall be convertible into Common Stock at the option of the Note Purchaser at any time and from time to time, and upon the issuance of one or more Convertible Notes. Darren Mercer, the Chief Executive Officer of BNN, was appointed to the Company’s board of directors (the “Note Director”). The Note Purchase Agreement provides for customary registration rights. The terms of the note purchase agreement were approved by Nasdaq Stock Market on July 31, 2019 and as a result the company issued the convertible notes along with the warrants.

The Note Warrants shall have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like), and shall be exercisable immediately upon receipt of stockholder approval of the Convertible Note Offering, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20 million.

On January 21, 2020, we entered into a Conversion Agreement with BNN, pursuant to which BNN agreed to convert the outstanding convertible note, issued on July 31, 2019, into 1,818,181 shares of the Company’s newly-designated Series B Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share (the “Series B Preferred”) (collectively, the “Conversion”). In accordance with the Conversion, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred with the Secretary of State of the State of Delaware on January 21, 2020 to designate the rights and preferences of up to 1,818,181 shares of Series B Preferred., see also note 19.

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

Following Enertec’ sale, the Company has one segment reporting only.

1.	Geographic Areas Information:

Sales: Classified by Geographic Areas:

The following presents total revenue for the years ended December 31, 2019 and 2018 by geographic area:

	Year ended December 31,
	2019	2018
United States	$327	$10,834
Israel	14	119
Other	136	3,209
Total	$477	$14,162

2.	Principal Customers:

There were two customers that represented 38% and 17% of the Company’s total revenue in 2018. There were two customers that represented 23% and 21% of the Company’s total revenue in 2019.

NOTE 16 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A.	Other Current Assets:

	December 31,
	2019	2018
Prepaid expenses	$926	$164
Government departments and agencies receivables	11	129
Others	-	46
	$937	$339

B.	Other Current Liabilities:

	December 31,
	2019	2018
Employees and wage-related liabilities	$29	$442
Deferred revenues and credit card	-	88
Accrued expenses	254	442
Other	7	239
	$290	$1,211

C.	Earnings (loss) per Share:

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common shares equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.

The following table sets forth the computation of basic and diluted net earnings (losses) per share attributable to MICT Inc:

	Year ended December 31,
	2019	2018
Numerator:
Amount for basic earnings per share	$(4,217)	$(2,610)
Effect of dilutive instruments		-

Amount for diluted earnings per share	(4,217)	(2,610)

Denominator:
Denominator for basic earnings per share - weighted average of shares	10,697,329	9,166,443
Loss per share attributable to MICT Inc.:
Basic and diluted continued operation	$(0.39)	$(0.81)
Basic and diluted discontinued operation	$-	$0.56
Anti-Dilutive Potentially dilutive securities	26,174,731	10,529,588

NOTE 17 — DISCONTINUED OPERATION

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

At the Closing, the Company received aggregate gross proceeds of approximately $4,700, of which 10% will be held in escrow for up to 14 months after the Closing to satisfy certain potential indemnification claims (see below). Therefore, the Company has recorded such escrowed amount on its balance sheet as restricted cash and a liability. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the Closing. In addition, Coolisys also assumed approximately $4,000 of Enertec’s debt. The Company’s capital gain from the sale of Enertec, based on the Company’s balance sheet at the closing date was approximately $6,800.

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

As of the date of this Annual Report, the Escrow Amount remains in escrow as a result of an indemnification claim by Coolisys alleging for certain misrepresentations in the Share Purchase Agreement resulting in losses to Coolisys estimated by Coolisys at least US$4,000,000.

There is no ongoing litigation, the Company’s position is that here is no ground for this claim and the company currently preparing a response to Coolisys latest notice.

NOTE 17 — DISCONTINUED OPERATION  (CONT.)

The following is the composition from discontinued operation through May 22, 2018:

For the Period between
January 1, 2018 to May 22, 2018

Revenues	$1,512
Cost of revenues	2,655
Gross (loss)	(1,143)
Operating expenses:
Research and development	120
Selling and marketing	204
General and administrative	376
Total operating expenses	700
Loss from operations	(1,843)
Capital gain	6,844
Finance expense, net	(102)
Profit before provision for income taxes	4,899
Taxes on income	5
Net profit	$4,894

For the Period between
January 1, 2018 to May 22, 2018

Net cash provided by (used in) operating activities	$131
Net cash used in investing activities	(39)
Net cash provided by (used in) financing activities	(63)

NET CASH INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	4,503

TRANSLATION ADJUSTMENT OF CASH AND CASH EQUIVALENTS	(147)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$4,385

NOTE 18 — LEGAL PROCEEDINGS

In March 2017, MICT entered into an Investment Banking Agreement, or the Sunrise Agreement, with Sunrise Securities LLC and Trump Securities LLC, or collectively, Sunrise, through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There are also questions about the applicability of the Sunrise Agreement to the Acquisition, and it is thus not clear whether or not Sunrise shall be owed any transaction fee upon the closing of the Acquisition. There can be no assurance that a settlement will be reached with respect to this disagreement.

If Sunrise asserts a claim for fees and a settlement is not reached, it could result in litigation or other legal proceedings, which may cause MICT and/or GFH (which, pursuant to the Merger Agreement, shall be responsible for the settlement and payment of any claims brought under the Sunrise Agreement) to incur substantial costs defending such dispute, and which could delay the closing of the Acquisition or result in the termination of the Merger Agreement.

NOTE 19 — SUBSEQUENT EVENTS

On January 21, 2020, we entered into a Conversion Agreement with BNN, pursuant to which BNN agreed to convert the outstanding convertible note, issued on July 31, 2019, into 1,818,181 shares of the Company’s newly-designated Series B Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share (the “Series B Preferred”) (collectively, the “Conversion”). In accordance with the Conversion, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred with the Secretary of State of the State of Delaware on January 21, 2020 to designate the rights and preferences of up to 1,818,181 shares of Series B Preferred.

The Series B Preferred shall be convertible into shares of the Company’s common stock, par value $0.001 per share, at any time after the Company shall have received shareholder approval, and shall also convert automatically upon the occurrence of certain events, including the completion by the Company of a fundamental transaction. The Series B Preferred shall be non-voting and non-redeemable.

As a result of (i) the Conversion and (ii) the recent receipt of $1,750,000 in connection with the sale and issuance of additional shares of Series A Preferred Stock, par value $0.001 per share, pursuant to that certain Securities Purchase Agreement entered into by and among the Company and certain purchasers

In connection with that certain previously disclosed Securities Purchase Agreement (the “Primary Purchase Agreement”) entered into on November 7, 2019 by and among MICT, Inc., a Delaware corporation (the “Company”) and certain investors identified therein (the “Primary Purchasers”), pursuant to which, among other things, the Primary Purchasers agreed, subject to satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from the Company certain 5% senior secured convertible debentures due 2020 (the “Primary Convertible Debentures”) with an aggregate principal amount of approximately $15.9 million, the Company has entered into the following additional material definitive agreements. The Proceeds from the sale of the Primary Convertible Debentures were funded on January 21, 2020 and placed in a separate blocked account that shall remain subject to a deposit account control agreement until the closing of the Merger:

NOTE 19 — SUBSEQUENT EVENTS  (CONT.)

Primary Security Agreement

On January 17, 2020, the Company, certain of its subsidiaries, the Primary Purchasers and the representative thereof, as collateral agent, entered into a security agreement (the “Primary Security Agreement”). Pursuant to the Security Agreement, the Company and certain of its subsidiaries granted to the Primary Purchasers a first priority security interest in, a lien upon and a right of set-off against all of their personal property (subject to certain exceptions) to secure the Primary Convertible Debentures.

Primary Registration Rights Agreement

On January 17, 2020, the Company and each of the Primary Purchasers entered into a registration rights agreement (the “Primary Registration Rights Agreement”). Pursuant to the Primary Registration Rights Agreement, the Company has agreed to, among other things, (i) file a registration statement (the “Resale Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within seven business days following the filing of an initial proxy statement with respect to the contemplated merger by and among the Company, GFH Intermediate Holdings Ltd., a British Virgin Islands company, and MICT Merger Subsidiary Inc., a to-be-formed British Virgin Islands company and a wholly-owned subsidiary of MICT (the “Merger”), for purposes of registering the shares of common stock issuable upon conversion of the Primary Convertible Debentures, and (ii) use its best efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable after filing, and in any event no later than the effectiveness of the Merger. The Primary Registration Rights Agreement contains customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy the specified filing and effectiveness time periods.