Form 10-Q
period 2020-03-31
MICT, Inc.
filed 2020-06-16
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2020

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

As of June 15, 2020, there were 11,107,714 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

EXPLANATORY NOTE

The registrant has relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465), or the Order, to delay the filing of this Quarterly Report on Form 10-Q, or the Quarterly Report. The registrant’s operations have experienced disruptions due to the unprecedented conditions surrounding the spread of the coronavirus (COVID-19) throughout North America, Israel and the world. In particular, COVID-19 and measures implemented to reduce the spread of the virus have limited access to the Company’s officers and disrupted its normal interactions with its accounting personnel, legal advisors, auditors and others involved in the preparation of the Quarterly Report and has thereby limited the registrant’s ability to engage in the activities necessary to complete this Quarterly Report prior to the initial filing deadline. Additional time was required to develop and process the registrant's financial information reflected in this Quarterly Report.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,826	$3,154
Restricted cash	45	45
Trade accounts receivable, net	-	-
Short-term loan to related party Micronet Ltd., net	-	281
Inventories	-	-
Other current assets	1,132	937
Total current assets	4,003	4,417

Property and equipment, net	26	29
Long-term loan to related party Micronet Ltd., net	134	-
Restricted cash escrow	477	477
Micronet Ltd. equity method investment	354	994
Total long-term assets	991	1,500

Total assets	$4,994	$5,917

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$-	$-
Short term credit from others and current portion of long term loans from others	-	-
Trade accounts payable	-	-
Other current liabilities	540	290
Total current liabilities	540	290

Long term loans from others	-	1,856
Long term escrow	477	477
Accrued severance pay	50	50
Total long term liabilities	527	2,383

Stockholders’ Equity:
Series A Convertible Preferred Stock; $0.001 par value, 3,181,818 and 2,386,363 shares authorized, issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	2
Series B Convertible Preferred Stock; $0.001 par value, 1,818,182 and 0 shares authorized, issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	0
Common stock; $0.001 par value, 25,000,000 shares authorized, 11,089,532 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	11	11
Additional paid in capital	14,169	14,107
Additional paid in capital – Series A Convertible Preferred Stock	6,437	6,028
Additional paid in capital – Series B Convertible Preferred Stock	1,914
Accumulated other comprehensive (loss)	-	70
Accumulated loss	(18,609)	(16,974)
MICT, Inc. stockholders’ equity	3,927	3,244

Non-controlling interests	-	-

Total equity	3,927	3,244

Total liabilities and equity	$4,994	$5,917

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Three months ended March 31,
	2020	2019

Revenues	$-	$477
Cost of revenues	-	846
Gross profit	-	(369)
Operating expenses:
Research and development	-	261
Selling and marketing	-	198
General and administrative	770	990
Amortization of intangible assets	-	20
Total operating expenses	770	1,469

Loss from operations	(770)	(1,838)
Share in investee losses	(640)	-
Net profit from loss of control	-	299
Financial (expenses) income, net	(224)	76
Loss before provision for income taxes	(1,634)	(1,463)
Taxes on income	1	3

Net loss from continued operation	(1,635)	(1,466)
Net profit (loss) from discontinued operation	-	-
Total net loss	(1,635)	(1,466)
Net loss attributable to non-controlling interests	-	(556)
Net loss attributable to MICT, Inc.	(1,635)	(910)

Basic and diluted loss per share from continued operation	(0.15)	(0.09)
Basic and diluted loss per share from discontinued operation	$-	$-

Weighted average common shares outstanding:
Basic	11,089,532	9,707,831

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019

Net loss	$(1,635)	$(1,466)
Other comprehensive loss, net of tax:
Currency translation adjustment	(70)	(144
Total comprehensive loss	(1,705)	(1,610)
Comprehensive loss attributable to non-controlling interests	-	(465)
Comprehensive loss attributable to MICT, Inc.	$(1,705)	$(1,145)

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
	Amount	Shares	Amount	Shares	Amount	Shares
Balance, December 31, 2019	-	-	2	2,386,363	11	11,089,532	-	6,028	14,107	(16,974)	70	0	3,244
Stock based compensation									62				62
Issuance of warrants
Comprehensive loss										(1,635)	(70)		(1,705)
Issuance of shares, net- Series A Convertible Preferred Stock			1	795,455				409					410
Issuance of shares, net- Series B Convertible Preferred Stock	2	1,818,182					1,914						1,916
Balance, March 31, 2020	2	1,818,182	3	3,181,818	11	11,089,532	1,914	6,437	14,169	(18,609)	0	0	3,927

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2018	9,342,115	9	11,905	(12,757)	(117)	1,964	1,004
Shares issued to service providers and employees	145,300	-	175	-	-	-	175
Stock based compensation	-	-	22	-	-	-	22
Comprehensive loss	-	-	-	(910)	(306)	(393)	(1,609)
Stock based compensation in subsidiary	-	-	70	-	-	(70)	0
Loss of control of subsidiary	-	-	-	-	423	(1,501)	(1,078)
Issuance of shares, net	1,246,817	2	1,346	-	-	-	1,348
Balance, March 31, 2019	10,734,232	11	13,518	(13,667)	0	0	(138)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operations	$(1,635)	$(1,466)

Adjustments to reconcile net income to net cash provided by operating activities:
Profit from loss of control		(299)
Impairment of loan to Micronet Ltd.	272
Impairment of equity method investment in Micronet Ltd.	640
Depreciation and amortization	3	85
Accrued interest and exchange rate differences on bank loans	-	(102)
Extinguishment of loan costs and commissions	-	-
Accrued interest and exchange rate differences on loans from others	(62)	76
Stock-based compensation for employees and consultants	62	127
Decrease in trade accounts receivable, net	-	672
Decrease in inventories	-	348
Decrease in accrued severance pay, net	-	(8)
Decrease in other accounts receivable	(195)	(294)
Decrease in trade accounts payable	-	(394)
Decrease (increase) in other accounts payable	303	(22)
Net cash used in operating activities	$(612)	$(1,073)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(57)
Loan to related party (Micronet Ltd.)	(125)
Deconsolidation of Micronet Ltd.	-	(608)
Net cash used in investing activities	$(125)	$(665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$-	$(101)
Repayment on account of redemption	(15,900)
Payments on account of shares	15,900
Issuance of convertible preferred shares net	409	-
Net cash provided by (used in) financing activities	$409	$(101)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(328)	(1,839)

Cash, Cash Equivalents and restricted cash at beginning of the period	3,154	2,174

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	-	12
Cash, Cash Equivalents and restricted cash at end of the period	$2,826	$347

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$15	$116
Taxes	$1	$46

Appendix A: Micronet Ltd.

February 24, 2019
Working capital other than cash	(2,301)
Finance lease	359
Accrued severance pay, net	56
Translation reserve	(417)
Micronet Ltd investment in fair value	1,711
Non controlling interests	1,499
Net profit from loss of control	(299)
Cash	608

Appendix B: Non-cash Transaction

As of February 21, 2019, the Company issued to YA II PN Ltd., a Cayman Island exempt limited partnership and affiliate of Yorkville Advisors Global, LLC 250,000 shares of its common stock as part of a conversion of $250 of the Series A Debenture at a conversion price of $1.00 per share.

On March 13, 2019, the Company issued an additional 996,817 shares of its common stock as part of a conversion of $1,000 of the previously issued Series A Debenture at a conversion price of $1.10 per share. The Series A Debenture was repaid in full as of October 31, 2019.

On January 21, 2020, the Company entered into a Conversion Agreement, or the Conversion Agreement, with BNN Technology PLC, or BNN, pursuant to which BNN agreed to convert the outstanding Convertible Note in the amount of $2,000 into 1,818,181 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share, or the Series B Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except per share data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT Inc., or we, or the Company, was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, the Company changed its corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of its former subsidiary Enertec Systems Ltd., the Company changed the Company name from Micronet Enertec Technologies, Inc. to MICT, Inc. Our shares of common stock have been listed for trade on the Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

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

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was further diluted from 33.88% to 30.48%. We currently hold and control 30.48% of Micronet’s issued and outstanding shares. The initial decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing from February 24, 2019, the Company accounts for the investment in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net gain of $299 in February 2019.

On May 19, 2020, the Company, via MICT Telematics Ltd., a wholly owned subsidiary of the Company, or MICT Telematics, initiated under Israeli law, a partial tender offer pursuant to which it has tendered to purchase up to 8,000,000 ordinary shares, par value 0.1 NIS, of Micronet, at a proposed purchase price of NIS 0.16 per share (or approximately $0.05), or the Tender Offer.

On June 4, 2020, Micronet filed an immediate report with the TASE, announcing an amendment to MICT Telematics’ Tender Offer, or the Amended Tender Offer. Pursuant to the Amended Tender Offer, the number of ordinary shares to be offered to be purchased by MICT Telematics pursuant to the Amended Tender Offer will be up to 6,000,000 ordinary shares, and the proposed purchase price was changed to NIS 0.30 per share (or approximately $0.09 per share), for aggregate gross proceeds to Micronet of NIS 1,800,000 (or approximately $520). The Amended Tender Offer will remain open until June 11, 2020 at 2:00 PM Israel time The Amended Tender Offer has been accepted, however, it is subject to certain conditions. On June 11, 2020, Micronet filed an immediate report with the TASE reporting that the Amended Tender Offer has been fully accepted. Subject to fulfillment of the closing conditions the Company will own 45.53% of the issued and outstanding ordinary shares of Micronet following the completion of the Amended Tender Offer.

On June 10, 2020, the Company further informed Micronet that, assuming the full subscription of such Amended Tender Offer is accepted, the Company intends to, but shall not be required to, participate in a public offering of Micronet’s ordinary shares, or the 2020 Micronet Offering, pursuant to which the Company may purchase up to $900 of Micronet’s ordinary shares.

NOTE 1 — DESCRIPTION OF BUSINESS (Cont.)

On November 7, 2019, the Company and GFH Intermediate Holdings Ltd., a British Virgin Islands company, or Intermediate, entered into, and MICT Merger Subsidiary Inc., a to-be-formed British Virgin Islands company and a wholly owned subsidiary of the Company, or Merger Sub, was to enter into, upon execution of a joinder agreement, or the Joinder Agreement, an Agreement and Plan of Merger, or the Original Agreement.

On April 15, 2020, the Company, Intermediate, and Global Fintech Holding Ltd., a British Virgin Islands company and the sole shareholder of Intermediate, or GFH, entered into, and Merger Sub shall, upon execution of the Joinder Agreement, enter into, an Amended and Restated Agreement and Plan of Merger, or the Restated Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Restated Merger Agreement, Merger Sub shall merge with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of Intermediate shall be cancelled in exchange for the right of the holder thereof to receive a convertible promissory note in the principal amount of approximately $25,000, or the Consideration Note, which shall be convertible into shares of our common stock, or collectively, the Acquisition. The Consideration Note shall be issued at the closing of the Acquisition and shall be, under certain circumstances, automatically convertible into shares of our common stock, at a conversion price of $1.10 per share. The Restated Merger Agreement amended and restated the Original Agreement in its entirety.

On November 7, 2019, the Company entered into a Securities Purchase Agreement, or the Primary Purchase Agreement, with certain investors, or the Primary Purchasers, pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during 2020, or the Primary Convertible Debentures, with an aggregate principal amount of approximately $15,900, or the Primary Convertible Debenture Offering. The proceeds of $15,900 from the sale of the Primary Convertible Debentures were funded on January 21, 2020. Concurrently with entry into the Primary Purchase Agreement, the Company entered into a separate Securities Purchase Agreement, or the Non-Primary Purchase Agreement and, together with the Primary Purchase Agreement, the Purchase Agreements, with certain investors, or the Non-Primary Purchasers and, together with the Primary Purchasers, the Purchasers, pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during 2020, or the Non-Primary Convertible Debentures, and, together with the Primary Convertible Debentures, the Convertible Debentures, with an aggregate principal amount of $9,000, together with the Primary Convertible Debenture Offering, the Convertible Debenture Offering. The Convertible Debentures were convertible into our shares of our common stock at a conversion price of $1.41 per share. The Convertible Debentures were to be due upon the earlier of (i) six months from the date of issuance and (ii) the termination of the Original Agreement. On March 13, 2020, the Company received a notice of exercise of remedies, or the Notice, from the Primary Purchasers pursuant to the Primary Purchase Agreement and the Primary Convertible Debentures with an aggregate principal amount of approximately $15,900, or the Outstanding Principal, issued to the Primary Purchasers pursuant to the Primary Purchase Agreement on January 17, 2020. The Notice advised that two Triggering Events (as defined in the Primary Purchase Agreement) had occurred and are continuing as a result of the failure by the Company (a) to file with the U.S. Securities and Exchange Commission, or the SEC, a registration statement by January 30, 2020, as required by Section 2(a) of that certain registration rights agreement by and between the Primary Purchasers and the Company and clause (g) of the definition of “Triggering Event” in each Primary Convertible Debenture and (b) to respond to the SEC by February 21, 2020, with respect to the SEC’s comments on the Company’s preliminary proxy statement received on February 6, 2020, or the SEC Response, as required by clause (e) of the definition of “Triggering Event” in each Primary Convertible Debenture. The Notice also advises that the Company has failed to timely deliver to each Purchaser the trigger event notices with respect to such trigger events as required by Section 6(b) of each Primary Convertible Debenture, which failure due to the lapse of the applicable grace period resulted in two Events of Default under Section 8(a)(ii) of each Primary Convertible Debenture.

As a result of the Notice, the Primary Purchasers exercised their right to an optional redemption pursuant to Section 6(b) of each Primary Convertible Debenture and declared the occurrence and continuance of an event of default, each of which accelerated the Company’s obligation to repay all outstanding balances under the Primary Convertible Debentures, or the Optional Redemption. On March 16, 2020, the Outstanding Principle was transferred from the Company to the Purchasers. As a result, the Primary Purchase Agreement was terminated.

On April 21, 2020, the Company entered into a series of Note Purchase Agreements, or the April Purchase Agreements, with certain investors, or the PIPE Purchasers, pursuant to which, among other things, the PIPE Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the April Purchase Agreement, to purchase from the Company certain convertible notes, or the April Convertible Notes, with an aggregate principal amount of approximately $11.0 million, or the April Convertible Notes Offering. The April Convertible Notes shall be convertible into shares of common stock of the Company at a conversion price of $1.10 per share, or the April Conversion Shares. Approximately $8.0 million of the April Convertible Notes will be due two years from the date of issuance, while approximately $3.0 million of the April Convertible Notes will be due five years from the date of issuance. The Company is obligated to pay interest to the PIPE Purchasers on the outstanding principal amount at the rate of 1.0% per annum, payable on each conversion date, in cash or, at the Company’s option, in shares of its common stock. In April and May 2020, the Company issued April Convertible Notes with an aggregate principal amount of approximately $5.9 million, which will be due two years from the date of issuance. The sale and issuance of the entire $11.0 million of April Convertible Notes has not occurred as of the date of the quarterly report on Form 10-Q in which these financial statements are included and there can be no assurance that we and the PIPE Purchasers ever close on the issuance of the remaining $5.1 million of April Convertible Notes.

In June 2019, the Company entered into a Securities Purchase Agreement, or the Note Purchase Agreement, with BNN, pursuant to which BNN agreed to purchase from the Company $2,000 of convertible notes, which subscription amount shall be subject to increase by up to an additional $1,000 as determined by BNN and the Company, or collectively, the Convertible Notes. Convertible Notes in the amount of $2,000 were issued on July 31, 2019. The Convertible Notes, convertible into up to 2,727,272 shares of common stock, were sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The Convertible Notes have a duration of two years.

On January 21, 2020, the Company entered into a Conversion Agreement, or the Conversion Agreement, with BNN, pursuant to which BNN agreed to convert outstanding Convertible Notes in the amount of $2,000 into 1,818,181 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share, or the Series B Preferred Stock.

On June 4, 2019, the Company commenced an offering, or the Preferred Offering, of its Series A Preferred Stock, or the Series A Preferred Stock, by entering into a securities purchase agreement, or the Preferred Securities Purchase Agreement, pursuant to which the Company agreed to sell 3,181,818 shares of Series A Preferred Stock. The Series A Preferred Stock, convertible into up to 6,363,636 shares of common stock of the Company, was issued together with preferred warrants, or the Series A Preferred Warrants, to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7,000 to the Company.

During January 2020, the Company completed a second closing of the sale of Series A Convertible Preferred Stock, pursuant to which it sold 795,455 additional shares of Series A Preferred Stock and 1,193,183 accompanying Preferred Warrants to purchase up to 1,084,712 shares of the Company’s common stock, for aggregate gross proceeds of $1,750. The Company paid an aggregate of $140 in fees in with respect to this closing of the Preferred Offering.

The Company filed a Form S-3 registration statement (File No. 333-219596) under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process, which was declared effective on July 31, 2017. Under this shelf registration process, the Company may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $30,000, subject to certain limitations as set forth in General Instruction I.B.6. of Form S-3, pursuant to which the Company has sold approximately $1,000 of its securities to date.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America, or U.S. GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year 2020 or for other interim periods or for future years. The consolidated balance sheet as of March 31, 2020 is derived from unaudited financial statements as of that date; and, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Furthermore, from February 24, 2019 the Company began to account for the investment in Micronet in accordance with the equity method, and therefore, the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year 2020 or for other interim periods or for future years.

The Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the spread of COVID-19 throughout North America, Israel and the world. In particular, COVID-19 and measures implemented to reduce the spread of the virus have limited access to the Company’s offices and disrupted its normal interactions with its accounting personnel, legal advisors, auditors and others involved in the preparation of the quarterly report on Form 10-Q in which these financial statements are included.

Principles of Consolidation

The accompanying financial statements are prepared in accordance with U.S. GAAP.

Note 3 — Loans from others

On January 21, 2020, the Company entered into the Conversion Agreement with BNN pursuant to which BNN agreed to convert the outstanding Convertible Note in the amount of $2,000 into 1,818,181 shares of the Company’s newly-designated Series B Preferred Stock.

Note 4 — Stockholders’ Equity

On June 4, 2019, the Company commenced the Preferred Offering pursuant to which the Company agreed to sell 3,181,818 shares of Series A Preferred Stock. The Series A Preferred Stock, convertible into up to 6,363,636 shares of common stock of the Company, were issued together with Series A Preferred Warrants to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7,000 to the Company.

The Series A Preferred Stock is convertible into common stock at the option of each holder of Series A Preferred Stock at any time and from time to time, and shall also convert automatically upon the occurrence of certain events, including the completion by the Company of a fundamental transaction. Commencing on March 31, 2020, cumulative cash dividends shall become payable on the Preferred Stock at the rate per share of 7% per annum, which rate shall increase to 14% per annum on June 30, 2020. The Company shall also have the option to redeem some or all of the Series A Preferred Stock, at any time and from time to time, beginning on December 31, 2019. The holders of Series A Preferred Stock vote together with the holders of common stock as a single class on as-converted basis, and the holders of Series A Preferred Stock holding a majority-in-interest of the Series A Preferred Stock are be entitled to appoint an independent director to the Company’s board of directors. The Preferred Securities Purchase Agreement provides for customary registration rights. Such registration rights remain outstanding and to date no securities have been registered pursuant to the Series A Preferred Stock.

The Series A Preferred Warrants have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like) and are exercisable immediately, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20,000.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold 2,386,363 shares of Series A Preferred Stock and 3,579,544 accompanying Series A Preferred Warrants for aggregate gross proceeds of $5,250. The Company paid an aggregate of $420 in fees in with respect to this closing of the Preferred Offering.

In January 2020, the Company completed the second closing in the Preferred Offering, pursuant to which it sold 795,455 shares of Series A Preferred Stock and 1,193,183 accompanying Series A Preferred Warrants for aggregate gross proceeds of $1,750. The Company paid an aggregate of $140 in fees in with respect to this closing of the Preferred Offering.

NOTE 5 — LOSS OF CONTROL OF SUBSIDIARY

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%. We currently hold and control 30.48% of Micronet’s issued and outstanding shares. The decrease in the Company’s voting interest in Micronet resulted in the loss of control of Micronet. As a result, effective as of February 24, 2019, we no longer include Micronet’s operating results in our financial statements. Therefore, commencing from February 24, 2019, the Company began to account for the investment in Micronet in accordance with the equity method. As set forth in Note 1, in the event the Amended Tender Offer launched by MICT Telematics, the Company’s subsidiary, shall be fully accepted by Micronet shareholders, the Company will own over 45% of the issued and outstanding shares of Micronet as a result thereof. However at this stage there is no assurance or certainty as to the number of Micronet shares to be purchased, if any, pursuant to the Amended Tender Offer. Furthermore, Amended Tender Offer closes and we purchase the full amount of Micronet ordinary shares available in the Amended Tender Offer, and if the Company converts certain outstanding loans issued to Micronet by it or its subsidiaries (see Note 6) into ordinary shares of Micronet, the Company would own more than 50% of Micronet’s issued and outstanding shares.

The Company recorded an impairment of its investment in Micronet and change in fair value in loan to Micronet as of March 31, 2020 in the total amount of $640.

The method used for determining fair value of the investment in Micronet was based on a quoted market price on the TASE.

While Micronet is a publicly traded company in Israel, its shareholder base is widely spread and we continue to be Micronet’s largest shareholder, maintaining an ownership interest of 30.48% of its issued and outstanding shares as of March 31, 2020. We believe that since most items that may require shareholder approval required majority consent, we exert significant influence over such voting matters which may include the appointment and removal of directors. In that regard, to date, we have appointed a majority of the directors of Micronet’s board of directors. See Note 1 and Note 7 regarding the Amended Tender Offer. Assuming the Amended Tender Offer closes and the Company (i) converts outstanding loans to Micronet into ordinary shares of Micronet or (ii) the Company participates in the 2020 Micronet Offering, we may regain control of Micronet (by holding in excess of 50% of its outstanding share capital). There can be no assurance that the Company will close on the full amount of ordinary shares included in the Amended Tender Offer or that it will convert the outstanding loans into shares or participates in the 2020 Micronet Offering.

Based on the above, although we do not control Micronet and thus do not consolidate Micronet’s financial statements according to U.S. GAAP. We also do not consider Micronet to be a discontinued operation since we did not view the dilution of our interest as a strategic shift that had or will have a major effect on our operations. See Note 1 regarding the Amended Tender Offer.

The following is the composition from Micronet’s operations for the three months ended March 31, 2020 and March 31, 2019, respectively:

	Three months ended March 31,
	2020	2019
Revenues	$617	$1,550

Gross loss	(330)	(6)
Loss from operations	(1,413)	(1,041)

Net loss	$(1,436)	(1,108)

NOTE 6 — Loan to Micronet Ltd.

On September 19, 2019, MICT Telematics entered into a loan agreement with Micronet, pursuant to which MICT Telematics loaned Micronet $250, or the First Loan, on certain terms and conditions. The proceeds from the First Loan were designated, per the terms of the First Loan, for Micronet’s working capital and general corporate needs. The First Loan did not bear any interest and was due and payable upon the earlier of (i) December 31, 2019; or (ii) at such time Micronet receives an investment of at least $250 from non-related parties.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500 in the aggregate, or the Initial Convertible Loan. The Initial Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Initial Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Initial Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Initial Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Initial Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Initial Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Initial Convertible Loan, or the Convertible Loan Warrant, at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. On January 1, 2020, the Initial Convertible Loan transaction was approved at a general meeting of the Micronet shareholders and as a result thereof, Convertible Loan and the transactions contemplated thereby went into effect. As further amended on May 14, 2020 and on May 27, 2020, Micronet and the Company entered into amendments to the Initial Convertible Loan, or the Amended Convertible Loan, to amend the conversion price and exercise price, as the case may be, to 0.14 NIS and subsequently to 0.16 NIS, which, is subject to the approval of the Micronet shareholders (for further details see note 7 below).

In view of Micronet’s working capital needs, on November 18, 2019, the Company entered into an additional loan agreement with Micronet for the loan of $125, pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms, or the Second Loan. Accordingly, prior to the approval of the Convertible Loan by Micronet’s shareholders on January 1, 2020, the Company transferred to Micronet, pursuant to the First Loan and Second Loan, a total sum of $375. On January 1, 2020, the Convertible Loan agreement was approved at the general meeting of Micronet’s shareholders. At such time, the First Loan and Second Loan were repaid to us and the remaining amount due to be loaned under the Convertible Loan, in the sum of $125, was loaned to Micronet.

The Company recognized an impairment loss on financial assets derived from the measurement performed by comparing the quoted market price of Micronet’s shares on the TASE at its carrying value. As of March 31, 2020, the Company recorded a financial expense on the Convertible Loan in the amount of $272.

NOTE 7 — SUBSEQUENT EVENTS

Effective April 2, 2020, David Lucatz resigned as our President and Chief Executive Officer. Mr. Lucatz will continue to serve on the Company’s Board of Directors. Mr. Lucatz’s resignation was not a result of a disagreement with the Company on any matters related to its operations, policies or practices. In connection with his resignation, on April 2, 2020 the Company and Mr. Lucatz entered into a separation agreement, or the Separation Agreement, which provides that Mr. Lucatz will receive $25 per month for a period of 16 months. Additionally, Mr. Lucatz is entitled to receive a one-time bonus equal to 0.5% of the cash purchase price paid on the closing date in connection with the transactions described in the Original Agreement by and among the Company, Merger Sub and Intermediate, dated as of November 7, 2019, or any similar transaction. Furthermore, Mr. Lucatz shall retain his options to purchase shares of common stock of the Company with the expiration date of such options extended until the earlier of October 30, 2021 or the expiration of the original term of each such option.

Concurrently with Mr. Lucatz’s departure on April 2, 2020, Darren Mercer, current board member of the Company, was appointed the interim Chief Executive Officer of the Company and is entitled to a salary of $25 per month for his services to the Company.

On April 15, 2020, the Company, Intermediate, and GFH, entered into, and Merger Sub shall, upon execution of the Joinder Agreement enter into, the Restated Merger Agreement pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Restated Merger Agreement, Merger Sub shall merge with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of Intermediate shall be cancelled in exchange for the right of the holder thereof to receive the Consideration Note, which shall be convertible into shares of our common stock. The Consideration Note shall be issued at the closing of the Acquisition and shall be, under certain circumstances, automatically convertible into shares of our common stock, at a conversion price of $1.10 per share. The Restated Merger Agreement amends and restates the Original Agreement in its entirety.

On April 21, 2020, the Company entered into the April Purchase Agreements with the PIPE Purchasers to consummate the April Convertible Notes Offering. In April and May 2020, the Company closed on an aggregate of $5,900 of the April Convertible Notes Offering which will be due in two years from the date of issuance.

Subject to approval of the Company’s stockholders of an increase in the number of the Company’s authorized shares of common stock to allow for the conversion of the April Convertible Notes into our common stock, the April Convertible Notes shall be convertible into common stock at the option of the PIPE Purchasers at any time and from time to time. Upon the occurrence of certain events, including, among others, if the Acquisition is not consummated by May 20, 2020, if approval from our shareholders with respect to the issuance of shares of common stock underlying the April Convertible Notes, as required by the applicable rules and regulations of Nasdaq, is not obtained by June 30, 2020, or if we have failed to amend our certificate of incorporation to increase the number of shares authorized for issuance to cover the April Conversion Shares by June 30, 2020, the PIPE Purchasers are permitted to require the Company to redeem the April Convertible Notes, including any interest that has accrued thereunder, for cash.

On May 14, 2020 and on May 27, 2020, Micronet and the Company entered into amendments to the Initial Convertible Loan, or the Amended Convertible Loan, to amend the conversion price and exercise price, as the case may be, to 0.14 NIS and subsequently to 0.16 NIS, which, is subject to the approval of the Micronet shareholders.

On May 19, 2020, Micronet filed an immediate report with the TASE announcing the commencement of the Tender Offer by MICT Telematics. On June 4, 2020, Micronet filed an immediate report with the TASE, announcing the Amended Tender Offer. The Amended Tender Offer remained open until June 11, 2020 at 2:00 PM Israel time. The Amended Tender Offer has been accepted; however, it is subject to certain conditions. On June 11, 2020, Micronet filed an immediate report with the TASE reporting that the Amended Tender Offer has been fully accepted. Subject to fulfillment of the closing conditions, the Company will own 45.53% of the issued and outstanding ordinary shares of Micronet upon the completion of the Amended Tender Offer.

On June 10, 2020, the Company informed Micronet that, assuming the closing of the Amended Tender Offer, the Company intends to participate in the 2020 Micronet Offering, pursuant to which the Company plans to purchase 50% of Micronet’s ordinary shares offered in such public offering, in an amount up $900 in the aggregate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report and include, but are not limited to, statements regarding the following:

●	continuing our minority stake or obtaining a controlling stake in Micronet Ltd.’s, or Micronet, share capital;

●	the impact of COVID-19 on both our operations and financial outlook and those of Micronet;

●	our financing needs and our ability to continue to raise capital;

●	the completion and results of a tender offer by MICT Telematics Ltd., our wholly-owned subsidiary, or MICT Telematics, in Micronet;

●	our plan to purchase ordinary shares of Micronet in its own public offering;

●	financing strategies;

●	use of proceeds from any future financing, if any;

●	the sufficiency of our capital resources; and

●	the proposed transaction with BNN Technology PLC, or BNN.

Our business is subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” below, as well as in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Annual Report.  Readers are also urged to carefully review and consider the various disclosures we have made below and in that report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report.

Overview

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

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange, or the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was further diluted from 33.88% to 30.48%. We currently hold and control 30.48% of Micronet’s issued and outstanding shares. The initial decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing from February 24, 2019, the Company accounts for the investment in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net gain of $299 in February 2019.

On May 19, 2020, we, via MICT Telematics, initiated under Israeli law, a partial tender offer pursuant to which MICT Telematics has tendered to purchase up to 8,000,000 ordinary shares, par value 0.1 NIS, of Micronet, at a proposed purchase price of NIS 0.16 per share (or approximately $0.05), or the Tender Offer. On June 4, 2020, Micronet filed an immediate report with the TASE, announcing an amendment to the Tender Offer, or the Amended Tender Offer. Pursuant to the Amended Tender Offer, the number of ordinary shares to be offered to be purchased by MICT Telematics pursuant to the Amended Tender Offer will be up to 6,000,000 ordinary shares, and the proposed purchase price was changed to NIS 0.30 per share (or approximately $0.09 per share), for aggregate gross proceeds to Micronet of NIS 1,800,000 (or approximately $519,865). The Tender Offer will remain open until June 11, 2020 at 2:00 PM Israel time. The Amended Tender Offer has been accepted, however, it is subject to certain conditions. On June 11, 2020, Micronet filed an immediate report with the TASE reporting that the Amended Tender Offer has been fully accepted. Subject to fulfillment of the closing conditions, the Company will own 45.53% of the issued and outstanding ordinary shares of Micronet following the completion of the Amended Tender Offer.

On June 10, 2020, we informed Micronet that, assuming the closing of the Amended Tender Offer, we intend to participate in a public offering of Micronet’s ordinary shares, pursuant to which we plan to purchase 50% of Micronet’s ordinary shares offered in such public offering, in an amount up $900,000 in the aggregate.

On November 7, 2019, the Company and GFH Intermediate Holdings Ltd., a British Virgin Islands company, or Intermediate, entered into, and MICT Merger Subsidiary Inc., a to-be-formed British Virgin Islands company and a wholly owned subsidiary of the Company, or Merger Sub, was to enter into, upon execution of a joinder agreement, or the Joinder Agreement, an Agreement and Plan of Merger, or the Original Agreement.

On April 15, 2020, the Company, Intermediate, and Global Fintech Holding Ltd., a British Virgin Islands company and the sole shareholder of Intermediate, or GFH, entered into, and Merger Sub shall, upon execution of the Joinder Agreement, enter into, an Amended and Restated Agreement and Plan of Merger, or the Restated Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Restated Merger Agreement, Merger Sub shall merge with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of Intermediate shall be cancelled in exchange for the right of the holder thereof to receive a convertible promissory note in the principal amount of approximately $25,000,000 or the Consideration Note, which shall be convertible into shares of our common stock, or collectively, the Acquisition. The Consideration Note shall be issued at the closing of the Acquisition and shall be, under certain circumstances, automatically convertible into shares of our common stock, at a conversion price of $1.10 per share. The Restated Merger Agreement amended and restated the Original Agreement in its entirety.

In June 2019, the Company entered into a Securities Purchase Agreement, or the Note Purchase Agreement, with BNN, pursuant to which BNN agreed to purchase from the Company $2,000,000 of convertible notes, which subscription amount shall be subject to increase by up to an additional $1,000,000 as determined by BNN and the Company, or collectively, the Convertible Notes. Convertible Notes in the amount of $2,000,000 were issued on July 31, 2019. The Convertible Notes, convertible into up to 2,727,272 shares of common stock, were sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The Convertible Notes have a duration of two years.

On January 21, 2020, the Company entered into a Conversion Agreement, or the Conversion Agreement, with BNN, pursuant to which BNN agreed to convert outstanding Convertible Notes in the amount of $2,000,000 into 1,818,181 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share, or the Series B Preferred Stock.

Loss of Control of Micronet Ltd.

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%. We currently hold and control 30.48% of Micronet’s issued and outstanding shares. The decrease in the Company’s voting interest in Micronet resulted in the loss of control of Micronet. As a result, effective as of February 24, 2019, we no longer include Micronet’s operating results in our financial statements. Therefore, commencing from February 24, 2019, the Company began to account for the investment in Micronet in accordance with the equity method.

The Company recorded an impairment of its investment in Micronet and change in fair value in loan to Micronet as of March 31, 2020 in the total amount of $640,000.

The method used for determining fair value of the investment in Micronet was based on a quoted market price on the TASE.

While Micronet is a publicly traded company in Israel, its shareholder base is widely spread and we continue to be Micronet’s largest shareholder, maintaining an ownership interest of 30.48% of its issued and outstanding shares as of March 31, 2020. We believe that since most items that may require shareholder approval required majority consent, we exert significant influence over such voting matters which may include the appointment and removal of directors. In that regard, to date, we have appointed a majority of the directors of Micronet’s board of directors.

Based on the above, although we do not control Micronet and thus do not consolidate Micronet’s financial statements according to U.S. GAAP, we also do not consider Micronet to be a discontinued operation since we did not view the dilution of our interest as a strategic shift that had or will have a major effect on our operations.

The following is the composition from Micronet’s operation for the three months ended March 31, 2020 and March 31, 2019, respectively (USD reflected in thousands):

	Three months ended March 31,
	2020	2019
Revenues	$617	$1,550

Gross loss	(330)	(6)
Loss from operations	(1,413)	(1,041)

Net loss	$(1,436)	(1,108)

Results of Operations

As discussed above and in the footnotes to our financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, on February 24, 2019, as a result of a public offering by Micronet, our holding in Micronet was reduced to 33.88% of the issued and outstanding shares of Micronet, and on September 5, 2019, was further reduced to 30.48%. Therefore, Micronet’s reports are consolidated in our financial statements from January 1, 2019 until February 24, 2019 only.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

Revenues for the three months ended March 31, 2020 were $0, compared to $477,000 for the three months ended March 31, 2019. This represents a decrease of $477,000, or 100%, for the three months ended March 31, 2020. The decrease in revenues for the three months ended March 31, 2020 is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Gross Loss

Gross loss for the three months ended March 31, 2020 decreased by $369,000 to $0. This is in comparison to gross loss of $369,000, representing 77% of revenues for the three months ended March 31, 2019. The decrease in gross loss for the three months ended March 31, 2020 is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three months ended March 31, 2020 were $0, compared to $198,000 for the three months ended March 31, 2019. This represents a decrease of $198,000, or 100%, for the three months ended March 31, 2020. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 as well as a decrease in salary expenses due to the reduction of employees and subcontractors at Micronet.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three months ended March 31, 2020 were $770,000, compared to $990,000 for the three months ended March 31, 2019. This represents a decrease of $220,000, or 22%, for the three months ended March 31, 2020. The decrease is mainly the result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three months ended March 31, 2020 were $0, compared to $261,000 for the three months ended March 31, 2019. This represents a decrease of $261,000, or 100%, for the three months ended March 31, 2020. The decrease in research and development costs for the three months ended March 31, 2020 is primarily a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Loss from Operations

Our loss from operations for the three months ended March 31, 2020 was $770,000, compared to loss from operations of $1,838,000, for the three months ended March 31, 2019. The increase in loss from operations for the three months ended March 31, 2020 is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Financial Income (Expenses), Net

Financial expenses, net for the three months ended March 31, 2020 were $224,000, compared to financial income of $76,000 for the three months ended March 31, 2019. This represents a decrease in financial income of $300,000, for the three months ended March 31, 2020. The decrease in financial income, net for the three months ended March 31, 2020, is primarily due to changes in currency exchange rates, and impairment of $272,000 relating to the Initial Convertible Loan, dated November 13, 2019 pursuant to which we lent $500,000 to Micronet.

Net Loss Attributed to MICT

Our net loss attributed to MICT for the three months ended March 31, 2020 was $1,635,000, compared to a net loss of $910,000 for the three months ended March 31, 2019. This represents an increase in net loss of $725,000 for the three months ended March 31, 2020, as compared to the same period last year. The increase in net loss for the three months ended March 31, 2020 is primarily a result of investment losses of $640,000, as well as the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019.

Liquidity and Capital Resources

As of March 31, 2020, our total cash and cash equivalents balance was $2,826,000, as compared to $3,154,000 as of December 31, 2019. This reflects a decrease of $328,000 in cash and cash equivalents. The decrease in cash and cash equivalents is primarily a result of costs of the Acquisition and a certain loan that we provided to Micronet during May 2020 (see “Loans Provided by Us” below for additional information). As of the date of this Quarterly Report, COVID-19 and the resulting government actions enacted in Israel and elsewhere have not had a material adverse effect on our financial condition; however, there can be no assurance that our financial condition will not be affected in the future from COVID-19 or resulting government actions.

Our liquidity and capital resources during the period ended March 31, 2020 were also impacted by the following events. If the April Convertible Note transaction described below does not close or we do not receive the full proceeds provided for under these agreements, we may require additional financing. There can be no guarantee that we will be able to obtain additional financing, or if such additional financing will be available to us on favorable terms.

On March 13, 2020, we received a notice of exercise of remedies, or the Notice, from the purchasers, or the Primary Purchasers, that entered into a Securities Purchase Agreement, or the Primary Purchase Agreement, with us in November 2019, who purchased from us $15.9 million, or the Outstanding Principal, 5% senior secured convertible debentures due during 2020, or the Primary Convertible Debentures. The Outstanding Principal was previously placed in a blocked bank account, pursuant to a deposit account control agreement. The Notice advised that two Triggering Events (as defined in the Primary Purchase Agreement) had occurred and are continuing as a result of the failure by the Company (a) to file with the U.S. Securities and Exchange Commission, or the SEC, a registration statement by January 30, 2020, as required by Section 2(a) of that certain registration rights agreement by and between the Primary Purchasers and us and clause (g) of the definition of “Triggering Event” in each Primary Convertible Debenture and (b) to respond to the SEC by February 21, 2020, with respect to the SEC’s comments on the Company’s preliminary proxy statement received on February 6, 2020, or the SEC Response, as required by clause (e) of the definition of “Triggering Event” in each Primary Convertible Debenture. The Notice also advises that the Company has failed to timely deliver to each Purchaser the trigger event notices with respect to such trigger events as required by Section 6(b) of each Primary Convertible Debenture, which failure due to the lapse of the applicable grace period resulted in two Events of Default under Section 8(a)(ii) of each Primary Convertible Debenture.

As a result of the Notice, the Primary Purchasers exercised their right to an optional redemption pursuant to Section 6(b) of each Convertible Debenture and declared the occurrence and continuance of an event of default, each of which accelerated the Company’s obligation to repay all outstanding balances under the Convertible Debentures, or the Optional Redemption. On March 16, 2020, the Outstanding Principal was transferred from the Company to the Purchasers and the Primary Purchase Agreement was terminated.

Sales of our Securities

In January 2020, we completed the second closing in a preferred offering, pursuant to which we sold 795,455 shares of the Company’s Series A Convertible Preferred Stock, or the Series A Preferred Stock, and 1,193,183 accompanying preferred warrants to purchase up to 1,084,712 shares of our common stock for aggregate gross proceeds of $1,750,000, of which, $1,200,000 was received on December 31, 2019 and $550,000 was received on January 17, 2020.

On March 16, 2020, as a result of the Notice, the Outstanding Principal under the Primary Purchase Agreement was transferred from us to the Purchasers and the Primary Purchase Agreement was terminated.

Concurrently with entry into the Primary Purchase Agreement, we entered into the Non-Primary Purchase Agreement with the non-primary purchasers, or the Non-Primary Purchasers, pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us convertible debentures, or the Non-Primary Convertible Debentures, with an aggregate principal amount of $9.0 million. The sale and issuance of the Non-Primary Convertible Debentures has not occurred as of the date of this Quarterly Report and there can be no assurance that we and the Non-Primary Purchasers ever close on the issuance of such debentures.

On April 21, 2020, the Company entered into a series of Note Purchase Agreements, or the Note Purchase Agreements, with certain investors, or the Purchasers, pursuant to which, among other things, the Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Note Purchase Agreement, to purchase from us certain convertible notes, or the April Convertible Notes,) with an aggregate principal amount of approximately $11.0 million, or the Convertible Notes Offering. The Convertible Notes shall be convertible into shares of common stock of the Company at a conversion price of $1.10 per share. Approximately $8.0 million of the April Convertible Notes will be due two years from the date of issuance, while approximately $3.0 million of the April Convertible Notes will be due five years from the date of issuance. We are obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 1.0% per annum, payable on each conversion date, in cash or, at our option, in shares of common stock.

In April and May 2020, we issued April Convertible Notes with an aggregate principal amount of approximately $5.9 million, which will be due two years from the date of issuance. The sale and issuance of the entire $11.0 million of April Convertible Notes has not occurred as of the date of this Quarterly Report and there can be no assurance that we and the Purchasers ever close on the issuance of the remaining $5.1 million of April Convertible Notes.

Loans Provided by Us

On September 19, 2019, MICT Telematics Ltd., or MICT Telematics, a wholly owned subsidiary of the Company, entered into a loan agreement with Micronet, pursuant to which MICT Telematics loaned Micronet $250,000, on certain terms and conditions, or the First Loan.

In view of Micronet’s working capital needs, on November 18, 2019, we entered into an additional loan agreement with Micronet for the loan of $125,000, pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms, or the Second Loan. Accordingly, prior to the approval of the Initial Convertible Loan by Micronet’s shareholders on January 1, 2020, we transferred to Micronet, pursuant to the First and Second Loan, a total sum of $375,000. On January 1, 2020, the Initial Convertible Loan agreement was approved at the general meeting of Micronet’s shareholders. At such time, the First Loan and Second Loan were repaid to us and the remaining amount due to be loaned under the Initial Convertible Loan, in the sum of $125,000, was loaned to Micronet.

The Company recognized a loss on financial assets derived from a measurement preformed to the Initial Convertible Loan. As of March 31, 2020, we recorded a financial expense on the Initial Convertible Loan of $272,000.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate, or the Initial Convertible Loan. The Initial Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Initial Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Initial Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Initial Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Initial Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Initial Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Initial Convertible Loan, or the Convertible Loan Warrant, at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. On May 14, 2020, as further amended on May 27, 2020, we and Micronet entered into an amendment to the Initial Convertible Loan, or the Amended Convertible Loan, which is subject to the approval of the Micronet shareholders.

On May 14, 2020, as amended effective as of May 21, 2020, we entered into a loan agreement with Micronet, pursuant to which we agreed to loan Micronet $500,000 on certain terms and conditions, or the Second Convertible Loan. The Second Convertible Loan bears interest at a rate of interest of 3.95% per year, calculated and paid on a quarterly basis. The Second Convertible Loan is due and payable in four equal installments, on a quarterly basis, with the first such payment due within 10 days after the end of Micronet’s fiscal quarter ending March 31, 2021 (such that the first repayment would be made by April 10, 2021), and in any event shall be paid in full by the 24 month anniversary of the grant date of the Second Convertible Loan; provided, however, that the Company, at its discretion, may convert any or all of the Second Convertible Loan into ordinary shares of Micronet at a conversion price of 0.16 NIS (and in accordance with the U.S. dollar to NIS exchange rate in effect as of the closing date of the Loan), per ordinary share of Micronet. In addition, the Company shall receive a warrant, or the Second Convertible Loan Warrant, to purchase one ordinary share of Micronet for every ordinary share into which the Second Convertible Loan is converted. The Second Convertible Loan Warrants, if any, are exercisable for a term of 15 months from their date of grant at an exercise price of 0.16 NIS per Ordinary Share of Micronet.

Further, effective as of May 27, 2020, the Company and Micronet entered into the Amended Convertible Loan, to amend the terms of the Initial Convertible Loan and the Convertible Loan Warrant so that the Conversion Price for the Initial Convertible Loan and the exercise price for the Amended Convertible Loan Warrant would each be 0.16 NIS per ordinary share of Micronet. The Amended Convertible Loan is subject to the receipt of the approval of Micronet’s shareholders.

Debt Repayment

As of March 31, 2020, our total debt was $0 as compared to $1,856,000 on December 31, 2019. The decrease in total debt is due to the conversion of the outstanding convertible note on January 21, 2020, previously issued on July 31, 2019, into 1,818,181 shares of the Company’s Series B Preferred Stock. The Series B Preferred was issued on February 3, 2020.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of March 31, 2020, our total current assets were $4,003,000, as compared to $4,417,000 on December 31, 2019. The decrease is mainly due to the decrease in cash and cash equivalents and from the Convertible Loan agreement that was approved by Micronet’s shareholders on January 1, 2020, which converted the short term loans to Micronet to a long term loan.

As of March 31, 2020, our working capital was $3,463,000, as compared to $4,127,000 at December 31, 2019. The decrease is mainly due to the decrease in current assets as described above.

Our working capital could increase if the $477,000 of proceeds from the sale of our previously wholly owned subsidiary, Enertec, are released from escrow pursuant to a certain purchase agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW.

In conjunction with, and as a condition to, the closing, the Company, Enertec, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and currently a director, executed a consulting agreement, or the Consulting Agreement, whereby we, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Pursuant to the consulting agreement, Coolisys (via Enertec) is obligated to pay us an annual consulting fee of $150,000, or the Annual Consulting Fee, as well as issue us 150,000 restricted shares of DPW Class A common stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the closing and the remaining installments vesting on each of the first 2 anniversaries of the closing. In the event of a change of control in the Company, or if Mr. Lucatz shall no longer be employed by us, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity. Although Mr. Lucatz is no longer an employee of the Company, because he currently serves as a director, we continue to expect Coolisys (via Enertec) to be obligated to pay us for the Annual Consulting Fee.

As of the date of this Quarterly Report, Coolisys and the Company are in dispute in connection with the transaction contemplated for the sale of the Enertec shares to Coolisys. As a result of such dispute, the Escrow Amount remains in escrow following an indemnification claim issued by Coolisys alleging for certain misrepresentations in the Share Purchase Agreement resulting in losses to Coolisys, estimated by Coolisys, to be at least $4,000,000.

As a result of this dispute with Coolisys, the Annual Consulting Fee has not been paid and the DPW Equity was never issued to us. The Company reserve its rights against Coolisys in such matter. As of the date hereof, there is no ongoing litigation in this matter, and it is the Company’s position that the claim issued by Coolisys is unfounded and should be rejected. Accordingly, the Company has delivered Coolisys an answer to that effect.

Financing Needs

The Company will be required to support its own operational financial needs which include, among others, our general and administrative costs (such as for our various consultants in regulatory, tax, legal, accounting and other areas of business) and our financing costs related to the loans and funding instruments assumed by us.

Our operations have experienced disruptions due to the unprecedented conditions surrounding the spread of COVID-19 throughout North America, Israel and the world. In particular, COVID-19 and measures implemented to reduce the spread of the virus have limited access to our own offices and disrupted our normal interactions with our accounting personnel, legal advisors, auditors and others involved in the preparation of this Quarterly Report. At this time, as we continue to assess the ongoing and past effects of COVID-19 on us, we do not know if the spread of COVID-19 and the resulting government actions in Israel and the United States, or in other geographical areas in which we are operating or negotiating agreements with parties will cause us to require additional financing (see “Risk Factors” below for additional information).

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

Pursuant to the Amended Tender Offer, if successful, we will materially increase our stake and holdings in Micronet. Micronet believes that its highly innovative products, integrating powerful computing power, enhanced user interface and complete telematics features may create a new value proposition to telematics customers and allow Micronet to expand its reach into the fast growing segment of the telematics market, while increasing its SaaS revenues through software services. If the Amended Tender Offer is successful, we may require additional financing in order to retain the same level of control over Micronet or in order to increase our control.

COVID-19 has resulted in a material adverse effect on Micronet’s business and operation, results of operations and financial condition, due to, among other things, a delay in receiving customers’ orders and the general negative economic climate that has resulted from COVID-19 (see “Risk Factors” below for additional information).

Based on our current business plan, and in view of our cash balance following the transactions described in this Item 2, we anticipate that our cash balances will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Quarterly Report. However, we do not know if as a result of COVID-19, or as a result of MICT Telematics purchasing all ordinary shares under the Amended Tender Offer, we may utilize our cash at a faster rate than currently anticipated. We may also satisfy our liquidity through the sale of our securities, either in public or private transactions, or through the closing of the transactions contemplated by the Acquisition. We intend to use such funds in order to sustain or expand our operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Darren Mercer, the Company’s Interim Chief Executive Officer, and Mrs. Moran Amran, the Company’s Controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

The Company is supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report. The following risk factor should be read in conjunction with the Risk Factors disclosed in the Annual Report.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

The Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the spread of COVID-19 throughout North America, Israel and the world. In particular, COVID-19 and measures implemented to reduce the spread of the virus have limited access to the Company’s offices and disrupted its normal interactions with its accounting personnel, legal advisors, auditors and others involved in the preparation of the quarterly report on Form 10-Q in which these financial statements are included

Due to the uncertainty surrounding the COVID-19 pandemic, we will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect our business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect Micronet’s business and thereby have a material adverse effect on our investment in Micronet.

Although we do not consolidate our ownership of Micronet in our financial statements as of the date of this Quarterly Report, as a result of the Amended Tender Offer, if completed, we will have a larger ownership stake in Micronet. We may not realize the benefits of our investment in Micronet if as a result of, among other things, COVID-19, Micronet’s business and operations suffer a material adverse effect.

During the COVID-19 pandemic, Micronet has suffered a material adverse impact on its business and operations, results of operations and financial condition due to, among other things, a delay in receiving customers’ orders and the general negative economic climate that has resulted from COVID-19. In addition, the COVID-19 pandemic has resulted in a material adverse change in the general business and economic atmosphere in the world and in Israel and a negative sentiment in both the business and capital markets, which includes a substantial and significant decrease in demand for the products offered by Micronet, leading to a slowdown in production and delivery, as well as the cancellation of orders by its customers or rejection of development by manufacturers and suppliers.

Moreover, government restrictions imposed in China impacted Micronet’s manufacturing and subcontracting operations in China were affected for a certain period of time due to COVID-19. In addition, activities related to the development of various components of Micronet’s products have not yet returned to regular levels. Although the facilities overseeing a portion of these activities have returned to operation, Micronet does not know if limitations that were previously lifted will be reinstated or whether limitations that are still in effect will be lifted in the near term. As such, Micronet’s management believes that there will be a delay in launching its new products to the market and they will not be completed before the end of the second quarter of the fiscal year ending December 31, 2020.

Item 3.	Defaults Upon Senior Securities.

On March 13, 2020, we received the Notice from the Primary Purchasers who, pursuant to the Primary Purchase Agreement, purchased from us the Primary Convertible Debentures in the amount of the Outstanding Principal. The Outstanding Principal was previously placed in a blocked bank account, pursuant to a deposit account control agreement. The Notice advised that two Triggering Events (as defined in the Primary Purchase Agreement) had occurred and are continuing as a result of the failure by the Company (a) to file with the SEC a registration statement by January 30, 2020, as required by Section 2(a) of that certain registration rights agreement by and between the Primary Purchasers and us and clause (g) of the definition of “Triggering Event” in each Convertible Debenture and (b) to respond to the SEC by February 21, 2020, with respect to the SEC’s comments on the Company’s preliminary proxy statement received on February 6, 2020, or the SEC Response, as required by clause (e) of the definition of “Triggering Event” in each Primary Convertible Debenture. The Notice also advises that the Company has failed to timely deliver to each Primary Purchaser the trigger event notices with respect to such trigger events as required by Section 6(b) of each Convertible Debenture, which failure due to the lapse of the applicable grace period resulted in two Events of Default under Section 8(a)(ii) of each Primary Convertible Debenture.

As a result of the Notice, the Primary Purchasers exercised their right to the Optional Redemption and declared the occurrence and continuance of an event of default, each of which accelerated the Company’s obligation to repay all outstanding balances under the Primary Convertible Debentures. On March 16, 2020, the Outstanding Principal was transferred from us to the Purchasers and the Primary Purchase Agreement was terminated.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 15, 2020, by and among the Company, Intermediate and GFH (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

4.1	Form of Convertible Notes (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

10.1	Form of Securities Purchase Agreement, dated as of April 15, 2020, by and between the Company and the Purchasers listed therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

10.2*	Form of Conversion Agreement

10.3*	Separation Agreement by and between MICT, Inc. and David Lucatz

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: June 16, 2020	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Interim Chief Executive Officer

Date: June 16, 2020	By:	/s/ Moran Amran
		Name:	Moran Amran
		Title:	Controller (Principal Financial and Accounting Officer)