Form 10-Q
period 2020-06-30
MICT, Inc.
filed 2020-08-14
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

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

As of August 13, 2020, there were 11,930,880 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,707	$3,154
Restricted cash		45
Trade accounts receivable, net	305	-
Short-term loan to related party Micronet Ltd., net		281
Inventories, net	1,852	-
Other current assets	1,541	937
Total current assets	13,405	4,417

Property and equipment, net	689	29
Long term deposit	26	-
Right of use assets	310	-
Goodwill	2,618	-
Intangible assets and others, net	2,475	-
Restricted cash escrow	477	477
Micronet Ltd. equity method investment		994
Total long-term assets	6,595	1,500

Total assets	$20,000	$5,917

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$1,186	$-
Short term credit from others	8,151	-
Trade accounts payable	1,193	-
Other current liabilities	1,865	290
Total current liabilities	12,395	290

Long term loans from others		1,856
Lease liability	102	-
Deferred tax liabilities	362	-
Long term escrow	477	477
Accrued severance pay	145	50
Total long term liabilities	1,086	2,383

Stockholders’ Equity:
Series A Convertible Preferred Stock; $0.001 par value, 3,181,818 and 2,386,363 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3	2
Series B Convertible Preferred Stock; $0.001 par value, 1,818,182 and 0 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	0
Common stock; $0.001 par value, 25,000,000 shares authorized, 11,107,714 shares issued and outstanding as of June 30, 2020 and 11,089,532 shares issued and outstanding as of December 31, 2019, respectively	11	11
Additional paid in capital	14,198	14,107
Additional paid in capital – Series A Convertible Preferred Stock	6,437	6,028
Additional paid in capital – Series B Convertible Preferred Stock	1,914
Accumulated other comprehensive (loss)	164	70
Accumulated loss	(18,382)	(16,974)
MICT, Inc. stockholders’ equity	4,347	3,244

Non-controlling interests	2,172	-

Total equity	6,519	3,244

Total liabilities and equity	$20,000	$5,917

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019

Revenues	$-	$477	$-	$-
Cost of revenues	-	846	-	-
Gross profit (loss)	-	(369)	-	-

Operating expenses:
Research and development	-	261	-	-
Selling and marketing	-	198	-	-
General and administrative	1,438	1,660	668	670
Amortization of intangible assets		20	-	-
Total operating expenses	1,438	2,139	668	670

Loss from operations	(1,438)	(2,508)	(668)	(670)
Share in investee losses	(786)	(405)	(146)	(405)
Net profit from loss of control		299		-
Gain on previously held equity in Micronet	665	-	665	-
Financial (income) expenses, net	157	(54)	381	22
Income (loss) before provision for income taxes	(1,402)	(2,560)	232	(1,097)
Provision for income taxes	6	8	5	5

Total net profit (loss)	(1,408)	(2,568)	227	(1,102)
Net loss attributable to non-controlling interests		(556)		-

Net profit (loss) attributable to MICT, Inc.	(1,408)	(2,012)	227	(1,102)

Earnings (loss) per share attributable to MICT, Inc.
Basic	$(0.12)	$(0.19)	$0.02	$(0.10)
Diluted	-	-	0.00	-

Weighted average common shares outstanding:
Basic	11,092,144	10,365,744	11,094,784	11,009,199
Diluted	11,092,144	10,365,744	19,901,263	11,009,199

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(1,408)	$(2,568)	$227	$(1,102)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	94	(143)	164	-
Total comprehensive income (loss)	(1,314)	(2,711)	391	(1,102)
Comprehensive (loss) attributable to non-controlling interests	-	(463)	-	-
Comprehensive (loss) income attributable to MICT, Inc.	$(1,314)	$(2,248)	$391	$(1,102)

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
	Amount	Shares	Amount	Shares	Amount	Shares

Balance, December 31, 2019	-	-	2	2,386,363	11	11,089,532	-	6,028	14,107	(16,974)	70	0	3,244
Shares issued to service providers and employees						18,182			22				22
Stock based compensation									69				69
Issuance of warrants
Comprehensive loss										(1,408)	94		(1,314)
Entering the control of a subsidiary												2,172	2,172
Issuance of shares, net- Series A Convertible Preferred Stock			1	795,455				409					410
Issuance of shares, net- Series B Convertible Preferred Stock	2	1,818,182					1,914						1,916
Balance, June 30, 2020	2	1,818,182	3	3,181,818	11	11,107,714	1,914	6,437	14,198	(18,382)	164	2,172	6,519

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
	Amount	Shares	Amount	Shares	Amount	Shares

Balance, March 31, 2020	2	1,818,182	3	3,181,818	11	11,089,532	1,914	6,437	14,169	(18,609)	0	0	3,927
Shares issued to service providers and employees						18,182			22				22
Stock based compensation									7				7
Issuance of warrants
Comprehensive loss										227	164		391
Entering the control of a subsidiary												2,172	2,172
Issuance of shares, net- Series A Convertible Preferred Stock
Issuance of shares, net- Series B Convertible Preferred Stock
Balance, June 30, 2020	2	1,818,182	3	3,181,818	11	11,107,714	1,914	6,437	14,198	(18,382)	164	2,172	6,519

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2018	9,342,115	9	11,905	(12,757)	(117)	1,964	1,004
Shares issued to service providers and employees	420,600	-	533	-	-	-	533
Stock based compensation	-	-	39	-	-	-	39
Comprehensive loss	-	-	-	(2,012)	(306)	(393)	(2,711)
Stock based compensation in subsidiary	-	-	70	-	-	(70)	0
Loss of control of subsidiary	-	-	-	-	423	(1,501)	(1,078)
Issuance of shares, net	1,246,817	2	1,346	-	-	-	1,348
Balance, June 30, 2019	11,009,532	11	13,893	(14,769)	0	0	(865)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, March 31, 2019	10,734,232	11	13,518	(13,667)	-	-	(138)
Shares issued to service providers and employees	275,300	-	358	-	-	-	358
Stock based compensation	-	-	17	-	-	-	17
Comprehensive loss	-	-	-	(1,102)	-	-	(1,102)
Balance, June 30, 2019	11,009,532	11	13,893	(14,769)	0	0	(865)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) from continued operations	$(1,408)	$(2,565)

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on previously held equity interest in Micronet	(665)
Profit from loss of control		(299)
Share in investee losses	786	405
Impairment of equity method investment in Micronet Ltd.	(187)	-
Impairment of loan to Micronet Ltd.	(84)	-
Depreciation and amortization	3	86
Restricted cash	45	-
Accrued interest and exchange rate differences on loans	19	109
Extinguishment of loan costs and commissions	-	-
Accrued interest and exchange rate differences on loans from others	66	85
Stock-based compensation for employees and consultants	69	502
Decrease in trade accounts receivable, net	-	672
Decrease in inventories	-	348
Decrease in accrued severance pay, net	-	(7)
Decrease (increase) in other accounts receivable	(410)	(312)
Increase in trade accounts payable	-	(394)
Increase in other accounts payable	121	15
Net cash (used in) operating activities	$(1,645)	$(1,355)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Six months ended June 30,
	2020		2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related party (Micronet Ltd.)		$(125)	$-
Purchase of property and equipment		(2)	(57)
Additional investment of Micronet Ltd.		(515)
consolidation of Micronet Ltd. (Appendix B)		268
Deconsolidation of Micronet Ltd. (Appendix A)		-	(608)
Net cash (used by) provided investing activities		$(374)	$(665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	$		$(101)
Receipt of loans from others, net		8,141	-
Repayment on account of redemption		(15,900)
Payments on account of shares		15,900
Extinguishment of loan costs			-
Repayment of short term loans			-
Issuance of shares, net		22	-
Issuance of convertible preferred shares net		409	-
Net cash (used by) provided financing activities		$8,572	$(101

NET CASH (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		6,553	(2,121)

Cash, Cash Equivalents and restricted cash at the beginning of the period		3,154	2,174

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS		-	3
Cash, Cash Equivalents and restricted cash at end of the period		$9,707	$56

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest		$19	$135
Taxes		$6	$3

Appendix A: Micronet Ltd.

February 24, 2019
Working capital other than cash	(2,301)
Finance lease	359
Accrued severance pay, net	56
Translation reserve	(417)
Micronet Ltd. investment in fair value	1,711
Non controlling interests	1,499
Net profit from loss of control	(299)
Cash	608

Appendix B :Acquisition of  Micronet Ltd., net of cash acquired:

Net working capital (borrowing excluded)	$(351)
Property and equipment	661
Intangible assets	2,475
Goodwill	2,618
Right of use assets	310
Other assets	26
Borrowings	(1,676)
Micronet Ltd. investment in fair value	(1,573)
Non-current liabilities	(558)
Accumulated other comprehensive income	(28)
Minority interest	(2,172)
Net cash provided by acquisition	$268

Appendix C: Non-cash Transaction

As of February 21, 2019, the Company issued to YA II PN Ltd., a Cayman Island exempt limited partnership and affiliate of Yorkville Advisors Global, LLC 250,000 shares of its common stock as part of a conversion of $250,000 of the Series A Debenture at a conversion price of $1.00 per share.

On March 13, 2019, the Company issued an additional 996,817 shares of its common stock as part of a conversion of $1,000,000 of the previously issued Series A Debenture at a conversion price of $1.10 per share. The Series A Debenture was repaid in full as of October 31, 2019.

On January 21, 2020, the Company entered into a Conversion Agreement (the “Conversion Agreement”), with BNN Technology PLC (“BNN”), pursuant to which BNN agreed to convert the outstanding convertible note (the “BNN Note”) in the amount of $2,000,000 into 1,818,181 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share (the “Series B Preferred Stock”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except per share data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT Inc., (“we”, or the “Company”) was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, the Company changed its corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of its former subsidiary Enertec Systems Ltd., the Company changed the Company name from Micronet Enertec Technologies, Inc. to MICT, Inc. Our shares of common stock have been listed on The Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

The Company’s business relates to its ownership interest in its Israel-based subsidiary, Micronet Ltd., or Micronet. Micronet operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet, through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments.

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange (the “TASE”). As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On September 5, 2019, Micronet closed a subsequent public equity offering on the TASE. As a result, our ownership interest in Micronet was further diluted from 33.88% to 30.48%, which was later increased as described herein. The initial decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing on February 24, 2019, the Company accounted for its ownership in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net gain of $299,000 in February 2019.

On June 10, 2020, the Company announced that MICT Telematics Ltd. will own, assuming that all of the ordinary shares offered in the tender offer were purchased, 45.53% of Micronet’s issued and outstanding ordinary shares. Also on June 10, 2020, the Company further informed Micronet that, assuming that the full subscription of such tender offer is accepted, the Company intends to, but shall not be required to, participate in a public offering of Micronet’s ordinary shares, pursuant to which the Company may purchase up to $900,000 of such shares.

Subsequently, on June 23, 2020, the Company announced that, as a result of (i) the completion of the tender offer, in which 5,999,996 of Micronet’s ordinary shares were purchased for aggregate proceeds of NIS 1,800,000 (or $515,000), and (ii) the closing of the public offering, in which the Company purchased 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000), the Company currently owns 53.39% of Micronet’s outstanding ordinary shares. the company expects to continue to maintiena controlling interest in Micronet in the future.

On July 1, 2020, the transactions contemplated by the Merger Agreement were consummated, and the Consideration Note was issued to GFH.

NOTE 1 — DESCRIPTION OF BUSINESS (Cont.)

On November 7, 2019, the Company, GFH Intermediate Holdings Ltd., a British Virgin Islands company, or Intermediate, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of the Company, or Merger Sub, entered into an Agreement and Plan of Merger (the “Original Agreement”).

In June 2019, the Company entered into a Securities Purchase Agreement with BNN, pursuant to which BNN agreed to purchase from the Company $2,000,000 of convertible notes (the “BNN Notes”), which were issued on July 31, 2019. The BNN Notes, which were initially convertible into up to 2,727,272 shares of common stock, were sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. On January 21, 2020, the Company entered into the Conversion Agreement with BNN, pursuant to which BNN agreed to convert all outstanding BNN Notes in the amount of $2,000,000 into 1,818,181 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share (the “Series B Preferred Stock”).

On June 4, 2019, the Company commenced an offering of its Series A Preferred Stock (the “Series A Preferred Stock”), by entering into a securities purchase agreement, pursuant to which the Company sold, in multiple closings, 3,181,818 shares of Series A Preferred Stock (the “Preferred Offering”). The Series A Preferred Stock, convertible into up to 6,363,636 shares of common stock of the Company, was issued together with certain preferred warrants (the “Series A Preferred Warrants”) to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7,000,000 to the Company.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold 2,386,363 shares of Series A Preferred Stock and 3,579,544 accompanying Series A Preferred Warrants for aggregate gross proceeds of $5,250,000. The Company paid an aggregate of $420,000 in fees with respect to this closing of the Preferred Offering. Additionally, in January 2020, the Company completed a second closing of the sale of Series A Convertible Preferred Stock, pursuant to which it sold 795,455 additional shares of Series A Preferred Stock and 1,193,183 accompanying Preferred Warrants to purchase up to 1,084,712 shares of the Company’s common stock, for aggregate gross proceeds of $1,750,000. The Company paid an aggregate of $140,000 in fees with respect to this closing of the Preferred Offering.

NOTE 1 — DESCRIPTION OF BUSINESS (Cont.)

On November 7, 2019, the Company entered into a Securities Purchase Agreement (the “Primary Purchase Agreement”), with certain investors (the “Primary Purchasers”), pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during 2020 (the “Primary Convertible Debentures”) with an aggregate principal amount of approximately $15,900,000 (the “Primary Convertible Debenture Offering”). The proceeds of $15,900,000 from the sale of the Primary Convertible Debentures were funded on January 21, 2020. Concurrently with entry into the Primary Purchase Agreement, the Company entered into a separate Securities Purchase Agreement (the “Non-Primary Purchase Agreement”) and, together with the Primary Purchase Agreement, the Purchase Agreements, with certain investors (the “Non-Primary Purchasers”, and, together with the Primary Purchasers, the “Purchasers”), pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during 2020 (the “Non-Primary Convertible Debentures”, and, together with the Primary Convertible Debentures, the “Convertible Debentures”, with an aggregate principal amount of $9,000,000, together with the Primary Convertible Debenture Offering, the “Convertible Debenture Offering”). The Convertible Debentures were convertible into our shares of our common stock at a conversion price of $1.41 per share. The Primary Purchasers exercised their right to an optional redemption pursuant to Section 6(b) of each Primary Convertible Debenture and declared the occurrence and continuance of an event of default, each of which accelerated the Company’s obligation to repay all outstanding balances under the Primary Convertible Debentures (the “Optional Redemption”). On March 16, 2020, the Outstanding Principle was transferred from the Company to the Purchasers. As a result, the Primary Purchase Agreement was terminated.

On April 15, 2020, the Company, Intermediate, GFH and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”) entered into the Restated Merger Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Restated Merger Agreement, upon closing, Merger Sub merged with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of Intermediate was cancelled in exchange for the right of the holder thereof to receive a convertible promissory note in the principal amount of approximately $25,000,000 (the “Consideration Note”), which is convertible into shares of our common stock (collectively, the “Acquisition”). The Consideration Note, under certain circumstances, is automatically convertible into shares of our common stock, at a conversion price of $1.10 per share. The Restated Merger Agreement amended and restated the Original Agreement in its entirety.

On April 21, 2020, the Company entered into a series of Note Purchase Agreements (the “April Purchase Agreements”), with certain investors (the “PIPE Purchasers”), pursuant to which, among other things, the PIPE Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the April Purchase Agreement, to purchase from the Company certain convertible notes (the “April Convertible Notes”), with an aggregate principal amount of approximately $11,000,000 (the “April Convertible Note Offering”). The April Convertible Notes shall be convertible into shares of common stock of the Company at a conversion price of $1.10 per share (the “April Conversion Shares”). Approximately $8,000,000 of the April Convertible Notes will be due two years from the date of issuance, while approximately $3,000,000 of the April Convertible Notes will be due five years from the date of issuance. The Company is obligated to pay interest to the PIPE Purchasers on the outstanding principal amount at the rate of 1.0% per annum, payable on each conversion date, in cash or, at the Company’s option, in shares of its common stock. On April 2020, the Company received an aggregate principal amount of approximately $5,400,000 and in May and June 2020, and we received an aggregate principal amount of approximately $2,950,000 in connection therewith, which will be due two years from the date of issuance. The Company paid an aggregate of $200,000 in fees with respect to this closing of the April Convertible Notes. As of June 30, 2020, approximately $2,650,000 of the Convertible Notes have not yet been received and there can be no assurance that we will ever receive the proceeds expected to be realized in connection therewith.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed, unaudited, consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America, or U.S. GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year 2020 or for other interim periods or for future years. The consolidated balance sheet as of June 30, 2020 is derived from unaudited financial statements as of that date; and it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Furthermore, from February 24, 2019 until June 23, 2020, the Company accounted for its ownership in Micronet in accordance with the equity method; and therefore, the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year 2020 or for other interim periods or for future years.

The Company’s operations and business have experienced disruptions due to, among other things, the unprecedented conditions surrounding the spread of the COVID-19 virus throughout North America, Israel and the world. While the Company expects the COVID-19 pandemic to have an impact on its business operations and financial results, the extent of the impact on the Company’s business, its corporate development objectives, its financial position and the value of and market for its common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Israel, or elsewhere, as well as the effectiveness of actions taken globally to contain and treat the disease. Notably, COVID-19 and measures implemented to reduce the spread of the virus have limited access to the Company’s offices and have disrupted its normal interactions with certain of its accounting personnel, legal advisors, auditors and others.  Additionally, the COVID-19 outbreak has adversely affected the global economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results in the future will depend on future developments related to the spread of COVID-19 which are highly uncertain and cannot be predicted at the time of the filing of this Quarterly Report on Form 10-Q. The consequences of COVID-19, when combined with other events or conditions over which we have little or no control, may create a material uncertainty as to Micronet’s ability to continue as a going concern. The Company will continue to monitor the situation closely, but given the uncertainty, management cannot estimate the impact of the COVID-19 pandemic on the Company's financial statements or operations.

Principles of Consolidation

The accompanying financial statements are prepared in accordance with U.S. GAAP.

Note 3 — Loans from others

On January 21, 2020, the Company entered into the Conversion Agreement with BNN pursuant to which BNN agreed to convert the outstanding BNN Note in the amount of $2,000,000 into 1,818,181 shares of the Company’s newly-designated Series B Preferred Stock.

On April 21, 2020, the Company entered into the April Purchase Agreements with the PIPE Purchasers, pursuant to which, among other things, the PIPE Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the April Purchase Agreement, to purchase from the Company the April Convertible Notes, with an aggregate principal amount of approximately $11,000,000. As of June 30, 2020, approximately $2,650,000 of the April Convertible Notes have not yet been received, and there can be no assurance that we will ever receive the proceeds expected to be realized in connection therewith.

Note 4 — Stockholders’ Equity

On June 4, 2019, the Company commenced an offering of its Series A Preferred Stock (the “Series A Preferred Stock”), by entering into a securities purchase agreement, pursuant to which the Company sold, in multiple closings, 3,181,818 shares of Series A Preferred Stock (the “Preferred Offering”). The Series A Preferred Stock, convertible into up to 6,363,636 shares of common stock of the Company, was issued together with certain preferred warrants (the “Series A Preferred Warrants”) to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7,000,000 to the Company.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold 2,386,363 shares of Series A Preferred Stock and 3,579,544 accompanying Series A Preferred Warrants for aggregate gross proceeds of $5,250,000. The Company paid an aggregate of $420,000 in fees with respect to this closing of the Preferred Offering. Additionally, in January 2020, the Company completed a second closing of the sale of Series A Convertible Preferred Stock, pursuant to which it sold 795,455 additional shares of Series A Preferred Stock and 1,193,183 accompanying Preferred Warrants to purchase up to 1,084,712 shares of the Company’s common stock, for aggregate gross proceeds of $1,750,000. The Company paid an aggregate of $140,000 in fees with respect to this closing of the Preferred Offering.

The Series A Preferred Stock is convertible into common stock at the option of each holder of Series A Preferred Stock at any time and from time to time, and shall also convert automatically upon the occurrence of certain events. The Company shall also have the option to redeem some or all of the Series A Preferred Stock, at any time and from time to time, beginning on December 31, 2019 subject to the satisfaction of certain conditions. The holders of Series A Preferred Stock vote together with the holders of common stock as a single class on as-converted basis, and the holders of Series A Preferred Stock holding a majority-in-interest of the Series A Preferred Stock are entitled to appoint an independent director to the Company’s board of directors. The Preferred Securities Purchase Agreement provides for customary registration rights. Such registration rights remain outstanding and to date no resale registration statement has been filed with respect to the shares of Common Stock underlying the Series A Preferred Stock.

The Series A Preferred Warrants have an exercise price of $1.01 (subject to customary adjustment in the event of future stock dividends, splits and the like) and are exercisable immediately, until the earlier of (i) two years from the date of issuance or (ii) the later of (a) 180 days after the closing by the Company of a change of control transaction, or (b) the company’s next debt or equity financing of at least $20,000,000.

NOTE 5 — LOSS OF CONTROL OF SUBSIDIARY

As of December 31, 2018, we held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, our President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the TASE. As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was diluted from 33.88% to 30.48%. The initial decrease in the Company’s voting interest in Micronet resulted in the loss of control of Micronet. As a result, commencing on February 24, 2019, the Company no longer accounted for its ownership in Micronet in its financial statements. Commencing on February 24, 2019, the Company began to account for its ownership in Micronet in accordance with the equity method.

The method used for determining fair value of the investment in Micronet was based on a quoted market price on the TASE.

NOTE 6 — GAIN OF CONTROL OF SUBSIDIARY- Micronet Acquisition

On June 23, 2020, the company completed the special tender offer (the “Tender Offer”), in which the Company successfully purchased 5,999,996 shares of Micronet’s ordinary shares (the “Ordinary Shares”), in the aggregate amount of NIS 1,800,000 (or $515,000) offered in the Tender Offer, which brought MICT’s ownership interest up to 45.53%.

Also on June 23, 2020, MICT purchased an additional 10,334,000 shares of Micronet’s Ordinary Shares in the aggregate amount of NIS 3,100,000 (or $887,000), which brought MICT’s ownership interest up to 53.39%. Accordingly, MICT obtained voting control over Micronet and, as a result, MICT applied purchase accounting (see the table below) and began to consolidate Micronet beginning on such date. MICT recognized a $665,000 gain on previously held equity in Micronet.

There are material uncertainties related to events or conditions such as: (i) the effects of COVID-19 on Micronet’s overall business (ii) recent accumulated losses, (iii) historical working capital deficiencies, (iv) the significant decrease in demand for the company's products, which results in a delay in the receipt of new orders and, consequently, a lack of sufficient backlog, and (v) a significant slowdown in the business activities of the global economy. The above reasons, among others, create a material uncertainty and cast substantial doubt upon Micronet’s ability to continue as a going concern.

The company income and net loss as presented if the Company's acquisition date had occurred at the beginning of the annual reporting period

	Six months ended June 30,	Three months ended June 30,
	2020	2020
Revenues	$1,089	$472

Net loss	$(3,952)	(882)

NOTE 6 — GAIN OF CONTROL OF SUBSIDIARY- Micronet Acquisition (Cont.)

Management engaged a third-party valuation firm to assist them with the valuation of the intangible assets that are detailed in the schedule below.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Micronet Ltd. Purchase Price Allocation

(USD In Thousands)

Total cash consideration (1)	887
Total Purchase Consideration	$887

Less:

Debt-free net working capital, (2)	$788
Property and equipment (2)	661
Right of use assets (2)	310
Other assets (2)	26
Borrowings (2)	(1,675)
Severance payable (2)	(95)
Lease liabilities (2)	(101)
Intangible assets - trade name/ trademarks	270
Intangible assets - developed technology	1,580
Intangible assets - customer relationship	410
Intangible assets - ground	215
Deferred Tax liability	(362)
Fair value of net assets acquired	$2,027

Noncontrolling interest	(2,172)
Gain on equity interest	(665)
Equity investment	(921)
Change in investment	(3,758)

Goodwill value	$2,618

(1)	Cash paid at the closing of the Micronet public offering.

(2)	Book value used as a proxy for fair value.

NOTE 7 — Loan to Micronet Ltd.

On September 19, 2019, MICT Telematics entered into a loan agreement with Micronet, pursuant to which MICT Telematics loaned Micronet $250,000 (the “First Loan”), on certain terms and conditions. The proceeds from the First Loan were designated, per the terms of the First Loan, for Micronet’s working capital and general corporate needs. The First Loan did not bear any interest and was due and payable upon the earlier of (i) December 31, 2019; or (ii) at such time Micronet receives an investment of at least $250,000 from non-related parties.

In view of Micronet’s working capital needs, on November 18, 2019, the Company entered into an additional loan agreement with Micronet for the loan of $125,000 (the “Second Loan”), pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms. Accordingly, prior to the approval of the Convertible Loan by Micronet’s shareholders on January 1, 2020, the Company had transferred to Micronet, pursuant to the First Loan and Second Loan, a total sum of $375,000.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate (the “Initial Convertible Loan”). The Initial Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Initial Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Initial Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Initial Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Initial Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Initial Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Initial Convertible Loan (“Convertible Loan Warrant”), at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. On January 1, 2020, the Initial Convertible Loan transaction was approved at a general meeting of the Micronet shareholders and as a result thereof, Convertible Loan and the transactions contemplated thereby went into effect. As further amended on May 14, 2020 and on May 27, 2020, Micronet and the Company entered into amendments to the Initial Convertible Loan (the “Amended Convertible Loan”), to amend the conversion price and exercise price, as the case may be, to 0.14 NIS and subsequently to 0.16 NIS, which, is subject to the approval of the Micronet shareholders. On June 25, 2020 Micronet’s shareholders did not approve the Amendments to the Initial Convertible Loan and the Second Convertible Loan (as defined below). As a result of such voting results, the terms of the Initial Convertible Loan remained unchanged.

On January 1, 2020, the Convertible Loan agreement was approved at the general meeting of Micronet’s shareholders. At such time, the First Loan and Second Loan were repaid to us and the remaining amount due to be loaned under the Convertible Loan, in the sum of $125,000, was loaned to Micronet.

The Company recognized an impairment loss on financial assets derived from the measurement performed by comparing the quoted market price of Micronet’s shares on the TASE at its carrying value. As of March 30, 2020, the Company recorded a financial expense on the Convertible Loan in the amount of $272,000, and the company canceled the recording of this impairment in the second quarter of 2020 as a result of the consolidation Micronet.

NOTE 8 — Note Purchase Agreements

On April 21, 2020, the Company entered into the April Purchase Agreements with the PIPE Purchasers, pursuant to which, among other things, the PIPE Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the April Purchase Agreement, to purchase from the Company April Convertible Notes, with an aggregate principal amount of approximately $11,000,000. The April Convertible Notes shall be convertible into shares of common stock of the Company at a conversion price of $1.10 per share. Approximately $8,000,000 of the April Convertible Notes will be due two years from the date of issuance, while approximately $3,000,000 of the April Convertible Notes will be due five years from the date of issuance. The Company is obligated to pay interest to the PIPE Purchasers on the outstanding principal amount at the rate of 1.0% per annum, payable on each conversion date, in cash or, at the Company’s option, in shares of its common stock. On April 2020, the Company Received an aggregate principal amount of approximately $5,400,000 and in May and June 2020, we received an aggregate principal amount of approximately $2,950,000, which will be due two years from the date of issuance. The Company paid an aggregate of $200,000 in fees with respect to this closing of the April Convertible Notes. As of June 30, 2020, approximately $2,650,000 of the Convertible Notes have not yet been received, and there can be no assurance that we will ever receive the proceeds expected to be realized in connection therewith.

NOTE 9 — SUBSEQUENT EVENTS

On July 1, 2020, the Company completed the Acquisition of GFH Intermediate Holdings Ltd., a British Virgin Islands company (“Intermediate”), pursuant to the previously announced Agreement and Plan of Merger entered into on November 7, 2019 by and between the Company, Intermediate, Global Fintech Holding Ltd., a British Virgin Islands company and the sole shareholder of Intermediate (“GFH”), and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement”). As described in the Restated Merger Agreement, upon consummation of the Acquisition, each outstanding share of Intermediate was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 (the “Consideration Note”), which Convertible Note shall be convertible into shares of common stock of MICT at a conversion price of $1.10 per share, subject to stockholder approval.

Intermediate is a financial technology company with a significant China marketplace. Intermediate is currently in the process of building various platforms for business opportunities in various verticals and technology segments, including the online trading of stock, oil and gas, and recyclable metal and insurance brokerage (collectively, the “Platforms”).

Leveraging the Intermediate management team’s extensive business experience in China and its deep connections with certain of China’s leading government agencies and provincial and local government departments as well as the contracts secured in valuable market segments, MICT, through its acquisition of Intermediate, plans to launch the Platforms initially in China and, thereafter, to other areas of the world.  MICT aims, and believes that Intermediate has been well positioned, to establish itself as an operator of leading fin-tech platforms, and it intends to continuously improve the capabilities of such platforms through further acquisitions or license of technologies.

On July 8, 2020, the Company entered into a series of additional Purchase Agreements with certain Purchasers pursuant to which such Purchasers agreed to purchase from the Company Convertible Notes with an aggregate principal amount of approximately $4,000,000. As of the date hereof, the Company has entered into Purchase Agreements to sell Convertible Notes with an aggregate principal amount of approximately $15,000,000).

On August 13, 2020, MICT Telematics extended to Micronet a loan in the aggregate amount of $175,000 (the “Loan” and the “Loan Sum”, respectively) that will replace the existing outstanding intercompany debt , which may be exercised by Micronet during such twelve month period. The Loan Sum will fund the working capital and general corporate purposes required by Micronet Ltd. and may only be used for such purpose. The Loan did not bear any interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (the “Quarterly Report”), contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report and include, but are not limited to, statements regarding the following:

●	our ownership position in Micronet’s share capital;

●	the impact of COVID-19 on both our operations and financial outlook and those of Micronet and MICT;

●	the impact of the Acquisition, and Intermediate’s impact on our business and operations;

●	our ability to complete the Convertible Note Offering;

●	our financing needs and strategies, and our ability to continue to raise capital in the future;

●	the completion and results of a tender offer by MICT Telematics Ltd., our wholly-owned subsidiary, or MICT Telematics, in Micronet;

●	our corporate development objectives;

●	our financial position and the value of and market for our common stock;

●	use of proceeds from any future financing, if any; and

●	the sufficiency of our capital resources.

Our business is subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” below, as well as in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).  Readers are also urged to carefully review and consider the various disclosures we have made below and in that report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report.

Overview

The Company’s business relates to its ownership interest in its Israel-based subsidiary, Micronet Ltd., (“Micronet”). Micronet operates in the growing commercial Mobile Resource Management, or MRM, market. Micronet through both its Israeli and U.S. operational offices designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments.

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange (the “TASE”). As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On September 5, 2019, Micronet closed a public equity offering on the TASE. As a result, our ownership interest in Micronet was further diluted from 33.88% to 30.48%. The initial decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing on February 24, 2019, the Company accounted for its ownership in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net gain of $299,000 in February 2019.

 In June 2019, the Company entered into a Securities Purchase Agreement with BNN, pursuant to which BNN agreed to purchase from the Company $2,000,000 of convertible notes (the “BNN Notes”), which issued on July 31, 2019. The BNN Notes, convertible into up to 2,727,272 shares of common stock, were sold together with certain common stock purchase warrants to purchase up to 2,727,272 shares of common stock. The BNN Notes initially had a duration of two years. On January 21, 2020, the Company entered into a Conversion Agreement (the “Conversion Agreement”), with BNN, pursuant to which BNN agreed to convert outstanding BNN Notes in the amount of $2,000,000 into 1,818,181 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1.10 per share (the “Series B Preferred Stock”).

On June 4, 2019, the Company commenced an offering of its Series A Preferred Stock (the “Series A Preferred Stock”), by entering into a securities purchase agreement, pursuant to which the Company sold, in multiple closings, 3,181,818 shares of Series A Preferred Stock (the “Preferred Offering”). The Series A Preferred Stock, convertible into up to 6,363,636 shares of common stock of the Company, was issued together with certain preferred warrants (the “Series A Preferred Warrants”) to purchase up to 4,772,727 shares of common stock, for aggregate gross proceeds of $7,000,000 to the Company.

On July 29, 2019, the Company completed the first closing in the Preferred Offering, pursuant to which it sold 2,386,363 shares of Series A Preferred Stock and 3,579,544 accompanying Series A Preferred Warrants for aggregate gross proceeds of $5,250,000. The Company paid an aggregate of $420,000 in fees with respect to this closing of the Preferred Offering. Additionally, in January 2020, the Company completed a second closing of the sale of Series A Convertible Preferred Stock, pursuant to which it sold 795,455 additional shares of Series A Preferred Stock and 1,193,183 accompanying Preferred Warrants to purchase up to 1,084,712 shares of the Company’s common stock, for aggregate gross proceeds of $1,750,000. The Company paid an aggregate of $140,000 in fees with respect to this closing of the Preferred Offering.

On November 7, 2019, the Company, Intermediate, and MICT Merger Subsidiary entered into the Original Agreement.

On April 15, 2020, the Company, Intermediate, GFH, the sole shareholder of Intermediate, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”) entered into the Restated Merger Agreement. The Restated Merger Agreement amended and restated the Original Agreement in its entirety.

On June 23, 2020, the company consummated the Tender Offer, pursuant to which it purchased 5,999,996 shares of Micronet’s ordinary shares (the “Ordinary Shares”), in the aggregate amount of NIS 1,800,000 (or $515,000) offered in the Tender Offer, and the closing of the public offering, in which the Company purchased 10,334,000 shares of Micronet’s Ordinary Shares in aggregate amount of NIS 3,100,200 (or $887,000), the Company currently owns 53.39% of the outstanding Ordinary Shares of Micronet. the company expects to continue to maintiena controlling interest in Micronet in the future.

On July 1, 2020, the Company completed the Acquisition, pursuant to the previously announced Restated Merger Agreement. As described in the Restated Merger Agreement, upon consummation of the Acquisition, each outstanding share of Intermediate was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 (the “Consideration Note”), which Convertible Note shall be convertible into shares of common stock of MICT at a conversion price of $1.10 per share, subject to stockholder approval.

Intermediate is a financial technology company with a significant China marketplace. Intermediate is currently in the process of building various platforms for business opportunities in various verticals and technology segments, including the online trading of stock, oil and gas, and recyclable metal and insurance brokerage (collectively, the “Platforms”).

On July 8, 2020, the Company entered into a series of additional Purchase Agreements with certain Purchasers pursuant to which such Purchasers agreed to purchase from the Company Convertible Notes with an aggregate principal amount of approximately $4,000,000. As of the date hereof, the Company has entered into Purchase Agreements to sell Convertible Notes with an aggregate principal amount of approximately $15,000,000 (collectively, the “Convertible Note Offering”).

The Convertible Notes shall be convertible into shares of common stock of the Company at a conversion price of $1.10 per share (the “Conversion Shares”). The Convertible Notes will generally be due two years from the date of issuance, except that certain convertible notes will be due five years from the date of issuance. The Company is obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 1.0% per annum, payable on each conversion date, in cash or, at the Company’s option, in shares of common stock. Subject to approval of the Company’s stockholders, the Convertible Notes shall be convertible into shares of common stock. Upon the occurrence of certain events, the Purchasers are permitted to require the Company to redeem the Convertible Notes, including any interest that has accrued thereunder, for cash.

The Purchase Agreements provide for customary registration rights, pursuant to which the Company will be obligated to, among other things, (i) file a registration statement (the “Resale Registration Statement”) with the SEC within 180 days following the closing of the Convertible Note Offering for purposes of registering the Conversion Shares and (ii) use its commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable after filing.

To date, the Company has raised an aggregate principal amount of approximately $8,850,000 pursuant to the Convertible Note Offering. The Company paid an aggregate of $400,000 in fees with respect to this closing of the April Convertible Notes and, approximately $2,150,000 of the April Convertible Notes have not yet been received.

The securities sold in the Convertible Note Offering shall be issued in reliance on an exemption from registration under Section 4(a)(2) the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On August 13, 2020, MICT Telematics extended to Micronet a loan aggregate in amount of $175,000 (the “Loan” and the “Loan Sum”, respectively) that will replace the outstanding intercompany debt, which may be exercised by Micronet during such twelve month period. The Loan Sum will fund the working capital and general corporate purposes required by Micronet Ltd. and may only be used for such purpose. The Loan did not bear any interest.

Leveraging the Intermediate management team’s extensive business experience in China and its deep connections with certain of China’s leading government agencies and provincial and local government departments as well as the contracts secured in valuable market segments, MICT, through its acquisition of Intermediate, plans to launch the Platforms initially in China and, thereafter, to other areas of the world.  MICT aims, and believes, that Intermediate has been well positioned, to establish itself as an operator of leading fin-tech platforms, and it intends to continuously improve the capabilities of such platforms through further acquisitions or license of technologies.

Intermediate has been in the process of developing an advanced technology platform capable of transforming the investing experience by offering a fully digitized and app-enabled brokerage service covering several markets. Harnessing the security, reliability and volume capabilities of this platform and its management’s longstanding commercial relationships in China, we will aim to provide investing services, including stock trading and clearing, margin financing, market data and information, and interactive social features to retail investors through our proprietary one-stop digital platform. The development of the platform is very advanced and is expected to be completed by within the next few months. Through our acquisition of Intermediate, we are in the process of obtaining licenses and permits for operating the platform and expect to launch the online stock trading platform initially in China once all necessary licenses and permits have been obtained.

In connection with our acquisition of Intermediate, we intend to seek licenses issued by appropriate authorities, initially in China and later in other jurisdictions, such as Hong Kong, the US and UK, for dealing in securities, advising on securities, dealing in futures contracts, advising on futures contracts, providing automated trading services and for asset management. We hope to establish our platform as a successful financial technology platform by maintaining a compelling user experience, driving constant product innovation and introducing additional services that benefit clients.

GAIN OF CONTROL OF SUBSIDIARY- Micronet Acquisition

On June 23, 2020, the company consummated the Tender Offer, pursuant to which it purchased 5,999,996 shares of Micronet’s ordinary shares in the aggregate amount of NIS 1,800,000 (or $515,000) offered in the Tender Offer, which brought MICT’s ownership interest up to 45.53%.

Also, on June 23, 2020, MICT purchased an additional 10,334,000 shares of Micronet’s Ordinary Shares in the aggregate amount of NIS 3,100,200 (or $887,000), which brought MICT’s ownership interest up to 53.39%. Accordingly, MICT obtained voting control over Micronet and, as a result, MICT applied purchase accounting (see the table below) and began to consolidate Micronet beginning on such date. MICT recognized a $665,000 gain from consolidation.

There are material uncertainties related to events or conditions such as: (i) the effects of COVID-19 on Micronet’s overall business (ii) recent accumulated losses, (iii) historical working capital deficiencies, (iv) the significant decrease in demand for the company's products, which results in a delay in the receipt of new orders and, consequently, a lack of sufficient backlog, and (v) a significant slowdown in the business activities of the global economy. The above reasons, among others, create a material uncertainty and cast significant doubt upon Micronet’s ability to continue as a going concern.

Management engaged a third-party valuation firm to assist them with the valuation of the intangible assets that are detailed in the schedule below.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

MicronetLTD Purchase Price Allocation

(USD In Thousands)

Total cash consideration (1)	887
Total Purchase Consideration	$887

Less:

Debt-free net working capital, (2)	$788
Property and equipment (2)	661
Right of use assets (2)	310
Other assets (2)	26
Borrowings (2)	(1,675)
Severance payable (2)	(95)
Lease liabilities (2)	(101)
Intangible assets - trade name/ trademarks	270
Intangible assets - developed technology	1,580
Intangible assets - customer relationship	410
Intangible assets - ground	215
Deferred Tax liability	(362)
Fair value of net assets acquired	$2,027

Noncontrolling interest	(2,172)
Gain on equity interest	(665)
Equity investment	(921)
Change in investment	(3,758)

Goodwill value	$2,618

(1)	Cash paid at the closing of the Micronet public offering.

(2)	Book value used as a proxy for fair value.

Results of Operations

As discussed above and in the footnotes to our financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, on February 24, 2019, as a result of a public offering by Micronet, our holding in Micronet were reduced to 33.88% of the issued and outstanding shares of Micronet, and on September 5, 2019, such holdings were further reduced to 30.48%. Therefore, Micronet’s reports are consolidated in our audited financial statements from January 1, 2019 until February 24, 2019 only.

On June 23, 2020, the company consummated the Tender Offer, pursuant to which the Company purchased 5,999,996 shares of Micronet’s ordinary shares (the “Ordinary Shares”), in the aggregate amount of NIS 1,800,000 (or $515,000) offered in the Tender Offer, and the closing of the public offering, in which the Company purchased 10,334,000 shares of Micronet’s Ordinary Shares in aggregate amount of NIS 3,100,200 (or $887,000). The Company currently owns 53.39% of the outstanding Ordinary Shares of Micronet. Therefore, Micronet’s reports are consolidated in our financial statements as of June 23, 2020. and expects to continue to hold a majority voting interest in the future.

On July 1, 2020, the Company completed the Acquisition, pursuant to the previously announced Restated Merger Agreement. As described in the Restated Merger Agreement, upon consummation of the Acquisition, each outstanding share of Intermediate was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 (the “Consideration Note”), which Convertible Note shall be convertible into shares of common stock of MICT at a conversion price of $1.10 per share, subject to stockholder approval.

Intermediate is a financial technology company with a significant China marketplace. Intermediate is currently in the process of building various platforms for business opportunities in various verticals and technology segments, including the online trading of stock, oil and gas, and recyclable metal and insurance brokerage (collectively, the “Platforms”).

On July 8, 2020, the Company entered into a series of additional Purchase Agreements with certain Purchasers pursuant to which such Purchasers agreed to purchase from the Company Convertible Notes with an aggregate principal amount of approximately $4,000,000. As of the date hereof, the Company has entered into Purchase Agreements to sell Convertible Notes with an aggregate principal amount of approximately $15,000,000 (collectively, the “Convertible Note Offering”).

The Convertible Notes shall be convertible into shares of common stock of the Company at a conversion price of $1.10 per share (the “Conversion Shares”). The Convertible Notes will generally be due two years from the date of issuance, except that certain convertible notes will be due five years from the date of issuance. The Company is obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 1.0% per annum, payable on each conversion date, in cash or, at the Company’s option, in shares of common stock. Subject to approval of the Company’s stockholders, the Convertible Notes shall be convertible into shares of common stock. Upon the occurrence of certain events, the Purchasers are permitted to require the Company to redeem the Convertible Notes, including any interest that has accrued thereunder, for cash.

The Purchase Agreements provide for customary registration rights, pursuant to which the Company will be obligated to, among other things, (i) file a registration statement (the “Resale Registration Statement”) with the SEC within 180 days following the closing of the Convertible Note Offering for purposes of registering the Conversion Shares and (ii) use its commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable after filing.

To date, the Company has raised an aggregate principal amount of approximately $8,850,000 pursuant to the Convertible Note Offering. The Company paid an aggregate of $200,000 in fees with respect to this closing of the April Convertible Notes. As of June 30, 2020, approximately $2,650,000 of the April Convertible Notes have not yet been received.

The securities sold in the Convertible Note Offering shall be issued in reliance on an exemption from registration under Section 4(a)(2) the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On August 13, 2020, MICT Telematics extended to Micronet a loan aggregate in amount of $175,000 (the “Loan” and the “Loan Sum”, respectively) that will replace the outstanding intercompany debt, which may be exercised by Micronet during such twelve month period,. The Loan Sum will fund the working capital and general corporate purposes required by Micronet Ltd. and may only be used for such purpose. The Loan did not bear any interest.

Three and Six Months Ended June 30, 2020, Compared to Three and Six Months Ended June 30, 2019

Revenues

Revenues for the three and six months ended June 30, 2020 were $0 and $0, respectively, compared to $0 and $477,000 for the three and six months ended June 30, 2019, respectively. This represents a decrease of $0 and $477,000, respectively, or 0% and 100%, for the three and six months ended June 30, 2020, respectively. The decrease in revenues for the six months ended June 30, 2020 is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

Gross Loss

Gross profit for the three and six months ended June 30, 2020 increased by $0 and $369,000, respectively, to $0 and $0. This is in comparison to gross loss of $0 and $369,000, and represents 0% and 77% of the revenues for the three and six months ended June 30, 2019, respectively. The increase in gross profit for the three and six months ended June 30, 2020, respectively is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and six months ended June 30, 2020 were $0 and $0, respectively, compared to $0 and $198,000 for the three and six months ended June 30, 2019, respectively. This represents a decrease of $0 and $198,000, or 0% and 100%, for the three and six months ended June 30, 2019, respectively. The decrease is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and six months ended June 30, 2020 were $668,000 and $1,438,000, respectively, compared to $670,000 and $1,660,000 for the three and six months ended June 30, 2019, respectively. This represents a decrease of $2,000 and $222,000, respectively, or 0% and 13%, for the three and six months ended June 30, 2020, respectively. The decrease is mainly the result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials, and sub-contractors, for the three and six months ended June 30, 2020, were $0 and $0, respectively, compared to $0 and $261,000 for the three and six months ended June 30, 2019, respectively. This represents a decrease of $0 and $261,000, or 0% and 100%, for the three and six months ended June 30, 2020, respectively. The decrease in research and development costs for the three and six months ended June 30, 2020 is primarily a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

Loss from Operations

Our loss from operations for the three and six months ended June 30, 2020 was $668,000 and $1,438,000, compared to a loss from operations of $670,000 and $2,508,000, for the three and six months ended June 30, 2019, respectively. The decrease in loss from operations for the three and six months ended June 30, 2020 is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

Financial Income (Expenses), Net

Financial (income) expenses, net for the three and six months ended June 30, 2020 were $(381,000) and $(157,000) compared to $(22,000) and $54,000 for the three and six months ended June 30, 2019, respectively. This represents an increase in financial expenses of $359,000 and $211,000, for the three and six months ended June 30, 2020. The increase in financial (income) expenses, net for the six months ended June 30, 2020, is primarily due to changes in currency exchange rates. The increase in the three month ended June 30, 2020, is primarily due to the cancellation of the impairment of change in fair value in loan to Micronet from March 31, 2020 in the second quarter of 2020, in total amount of $272,000.

Net Income (Loss) Attributed to MICT

Our net income (loss) attributed to MICT, Inc. for the three and six months ended June 30, 2020, respectively, was $227,000 and $(1,408,000), compared to net loss of $1,102,000 and $2,012,000 for the three and six months ended June 30, 2019, respectively. This represents an increase of $1,329,000 and $604,000 for the three and six months ended June 30, 2020, respectively, as compared to the same period last year. The increase for the three and six months ended June 30, 2020 is mainly a result of gain on previously held equity in Micronet in the amount of $665,000.

Liquidity and Capital Resources

As of June 30, 2020, our total cash and cash equivalents balance was $9,707,000, as compared to $3,154,000 as of December 31, 2019. This reflects an increase of $6,553,000 in cash and cash equivalents. The increase in cash and cash equivalents is primarily a result of April Convertible Note transaction described below. As of the date of this Quarterly Report, COVID-19 and the resulting government actions enacted in Israel and elsewhere have not had a material adverse effect on our financial condition; however, there can be no assurance that our financial condition will not be affected in the future from COVID-19 or resulting government actions.

If the April Convertible Note transaction described below does not close or we do not receive the full proceeds provided for under these agreements, we may require additional financing. There can be no guarantee that we will be able to obtain additional financing, or if such additional financing will be available to us on favourable terms.

Sales of our Securities

On April 21, 2020, the Company entered into a series of Note Purchase Agreements (the “Note Purchase Agreements”), with certain investors, (the “Purchasers”), pursuant to which, among other things, the Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Note Purchase Agreement, to purchase from us certain convertible notes (the “April Convertible Notes”), with an aggregate principal amount of approximately $11,000,000 (the “Convertible Notes Offering”). The Convertible Notes shall be convertible into shares of common stock of the Company at a conversion price of $1.10 per share. Approximately $8,000,000 of the April Convertible Notes will be due two years from the date of issuance, while approximately $3,000,000 of the April Convertible Notes will be due five years from the date of issuance. We are obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 1.0% per annum, payable on each conversion date, in cash or, at our option, in shares of common stock.

In April 2020, the Company issued April Convertible Notes with an aggregate principal amount of approximately $5,400,000 and in May and June 2020, the Company received an aggregate principal amount of approximately $2,950,000, which will be due two years from the date of issuance. The Company paid an aggregate of $200,000 in fees with respect to this closing of the April Convertible Notes. As of June 30, 2020, approximately $2,650,000 of the Convertible Notes have not yet been received, and there can be no assurance that the Company will ever receive the proceeds expected to be realized in connection therewith.

Loans Provided by Us

On September 19, 2019, MICT Telematics Ltd., or MICT Telematics, a wholly owned subsidiary of the Company, entered into a loan agreement with Micronet, pursuant to which MICT Telematics loaned Micronet $250,000, on certain terms and conditions (the “First Loan”).

In view of Micronet’s working capital needs, on November 18, 2019, we entered into an additional loan agreement with Micronet for the loan of $125,000, pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms (the “Second Loan”). Accordingly, prior to the approval of the Initial Convertible Loan by Micronet’s shareholders on January 1, 2020, we transferred to Micronet, pursuant to the First and Second Loan, a total sum of $375,000. On January 1, 2020, the Initial Convertible Loan agreement was approved at the general meeting of Micronet’s shareholders. At such time, the First Loan and Second Loan were repaid to us and the remaining amount due to be loaned under the Initial Convertible Loan, in the sum of $125,000, was loaned to Micronet.

The Company recognized a loss on financial assets derived from a measurement preformed to the Initial Convertible Loan. As of March 31, 2020, we recorded a financial expense on the Initial Convertible Loan of $272,000. The company canceled the recorded of this impairment in the second quarter of 2020.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate (the “Initial Convertible Loan”). The Initial Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Initial Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Initial Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Initial Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Initial Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Initial Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Initial Convertible Loan (the “Convertible Loan Warrant”), at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. On May 14, 2020, as further amended on May 27, 2020, we and Micronet entered into an amendment to the Initial Convertible Loan (the “Amended Convertible Loan”), which is subject to the approval of the Micronet shareholders.

On May 14, 2020, as amended effective as of May 21, 2020, we entered into a loan agreement with Micronet, pursuant to which we agreed to loan Micronet $500,000 on certain terms and conditions (the “Second Convertible Loan”). The Second Convertible Loan bears interest at a rate of interest of 3.95% per year, calculated and paid on a quarterly basis. The Second Convertible Loan is due and payable in four equal installments, on a quarterly basis, with the first such payment due within 10 days after the end of Micronet’s fiscal quarter ending March 31, 2021 (such that the first repayment would be made by April 10, 2021), and in any event shall be paid in full by the 24 month anniversary of the grant date of the Second Convertible Loan; provided, however, that the Company, at its discretion, may convert any or all of the Second Convertible Loan into ordinary shares of Micronet at a conversion price of 0.16 NIS (and in accordance with the U.S. dollar to NIS exchange rate in effect as of the closing date of the Loan), per ordinary share of Micronet. In addition, the Company shall receive a warrant (the “Second Convertible Loan Warrant”), to purchase one ordinary share of Micronet for every ordinary share into which the Second Convertible Loan is converted. The Second Convertible Loan Warrants, if any, are exercisable for a term of 15 months from their date of grant at an exercise price of 0.16 NIS per Ordinary Share of Micronet.

On June 25, 2020 Micronet’s shareholders did not approve the Amendments to the Initial Convertible Loan and the Second Convertible Loan. As a result of such voting results, the terms of the Initial Convertible Loan will not change, and the Second Convertible Loan will not be subject to conversion by the Company, and no warrants were issued thereunder.

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

On August 13, 2020, MICT Telematics extended to Micronet a loan aggregate in amount of $175,000 (the “Loan” and the “Loan Sum”, respectively) that will replace the outstanding intercompany debt, which may be exercised by Micronet during such twelve month period,. The Loan Sum will fund the working capital and general corporate purposes required by Micronet Ltd. and may only be used for such purpose. The Loan did not bear any interest.

Debt Repayment

As of June 30, 2020, our total debt was $9,337,000 as compared to $1,856,000 on December 31, 2019. The increase in total debt is due to: (i) the conversion of the BNN Note on January 21, 2020, previously issued on July 31, 2019, into 1,818,181 shares of the Company’s Series B Preferred Stock on February 3, 2020; (ii) the consolidation of Micronet Ltd. as from June 23, 2020; and (iii) the April Convertible Note, pursuant to which we issued April Convertible Notes with an aggregate principal amount of approximately $5,400,000, which will be due two years from the date of issuance.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of June 30, 2020, our total current assets were $13,405,000, as compared to $4,417,000 on December 31, 2019. The increase is primarily due to (i) the increase in cash and cash equivalents as a result from the April Convertible Notes, and (ii) the consolidation of Micronet from June 23, 2020.

As of June 30, 2020, our working capital was $1,010,000, as compared to $4,127,000 at December 31, 2019. The decrease is mainly due to the consolidated of Micronet from June 23, 2020.

Our working capital would increase if the $477,000 of proceeds from the sale of our previously wholly owned subsidiary, Enertec, are released from escrow pursuant to a certain purchase agreement (the “Share Purchase Agreement”), with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW.

In conjunction with, and as a condition to, the closing of such transaction, the Company, Enertec, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and currently a director, executed a consulting agreement (the “Consulting Agreement”), whereby we, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Pursuant to the consulting agreement, Coolisys (via Enertec) is obligated to pay us an annual consulting fee of $150,000 (the “Annual Consulting Fee”), as well as issue us 150,000 restricted shares of DPW Class A common stock (the “DPW Equity”), for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the closing and the remaining installments vesting on each of the first 2 anniversaries of the closing. In the event of a change of control in the Company, or if Mr. Lucatz shall no longer be employed by us, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity. Although Mr. Lucatz is no longer an employee of the Company, because he currently serves as a director, we continue to expect Coolisys (via Enertec) to be obligated to pay us for the Annual Consulting Fee.

As of the date of this Quarterly Report on Form 10-Q, Coolisys and the Company are in dispute in connection with the sale of the Enertec shares to Coolisys. As a result of such dispute, the Escrow Amount remains in escrow following an indemnification claim issued by Coolisys, alleging that certain misrepresentations in the Share Purchase Agreement resulted in losses to Coolisys of at least $4,000,000.

As a result of such dispute, the Annual Consulting Fee has not been paid and the DPW Equity was never issued to us. The Company reserve its rights against Coolisys in such matter.

On July 21, 2020, MICT Management Ltd ., a wholly owned subsidiary of the company and the company (the “seller parties”) received a statement of claim filed by Coolisys against the Seller Parties and the Board in the District Court of Tel Aviv in the amount of $2,500,000, asking, among other things, that the Court instruct the release of the Escrow Amount held by the Escrow Agent to Coolisys (the “Claim”). The Company intends to defend its position in court. An initial response is due to be filed on or before October 25, 2020. The Company and defendant directors have issued a notice of the Claim to its D&O insurance seeking for insurance coverage.

Financing Needs

The Company will be required to support its own operational financial needs, which include, among others, our general and administrative costs (such as for our various consultants in regulatory, tax, legal, accounting and other areas of business) and our financing costs related to the loans and funding instruments assumed by us.

The Company’s (and Micronet’s) operations and business have experienced disruptions due to, among other things, the unprecedented conditions surrounding the spread of the COVID-19 virus throughout North America, Israel and the world. While the Company expects the COVID-19 pandemic to have an impact on its (and Micronet’s) business operations and financial results, the extent of the impact on the Company’s (and Micronet’s) business, its corporate development objectives, its financial position and the value of and market for its common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Israel, or elsewhere, as well as the effectiveness of actions taken globally to contain and treat the disease. Notably, COVID-19 and measures implemented to reduce the spread of the virus have limited access to the Company’s offices and have disrupted its normal interactions with certain of its accounting personnel, legal advisors, auditors and others.  Additionally, the COVID-19 outbreak has adversely affected the global economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results in the future will depend on future developments related to the spread of COVID-19 which are highly uncertain and cannot be predicted at the time of the filing of this Quarterly Report on Form 10-Q. The consequences of COVID-19, when combined with other events or conditions over which we have little or no control, may create a material uncertainty as to Micronet’s ability to continue as a going concern. The Company will continue to monitor the situation closely, but given the uncertainty, management cannot estimate the impact of the COVID-19 pandemic on the Company's financial statements or operations.

Pursuant to the Tender Offer and the closing of the public offering, the Company currently owns 53.39% of the outstanding Ordinary Shares of Micronet. Therefore, Micronet’s reports are consolidated in our financial statements as of June 23, 2020. Micronet believes that its highly innovative products, integrating powerful computing power, enhanced user interface and complete telematics features may create a new value proposition to telematics customers and allow Micronet to expand its reach into the fast growing segment of the telematics market, while increasing its SaaS revenues through software services.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. Darren Mercer, the Company’s Interim Chief Executive Officer, and Mrs. Moran Amran, the Company’s Controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Please refer to our note on forward-looking statements on page 16 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2019 Annual Report. The risks described in such 2019 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 15, 2020, by and among the Company, Intermediate and GFH (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

4.1	Form of Convertible Notes (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

10.1	Form of Securities Purchase Agreement, dated as of April 15, 2020, by and between the Company and the Purchasers listed therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

10.2*	Form of Conversion Agreement

10.3*	Separation Agreement by and between MICT, Inc. and David Lucatz

10.4*	Loan Agreement between MICT, Inc. and Micronet Ltd., dated August 13, 2020

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: August 14, 2020	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Interim Chief Executive Officer

Date: August 14, 2020	By:	/s/ Moran Amran
		Name:	Moran Amran
		Title:	Controller (Principal Financial and Accounting Officer)