Form 10-Q
period 2020-09-30
MICT, Inc.
filed 2020-11-18
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020

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

As of November 15, 2020, there were 66,982,447 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,623	$3,154
Restricted cash	-	45
Trade accounts receivable, net	98	-
Short-term loan to related party Micronet Ltd., net		281
Inventories, net	1,769	-
Other current assets	747	937
Total current assets	21,237	4,417

Property and equipment, net	582	29
Long term deposit	3	-
Right of use assets	84	-
Goodwill	22,405	-
Intangible assets and others, net	18,205	-
Restricted cash escrow	477	477
Micronet Ltd. equity method investment		994
Total long-term assets	41,756	1,500

Total assets	$62,993	$5,917

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND EQUITY

Short term bank credit and current portion of long term bank loans	$1,139	$-
Short term credit from others		-
Trade accounts payable	781	-
Other current liabilities	3,176	290
Total current liabilities	5,096	290

Long term loans from others		1,856
Lease liability	36	-
Deferred tax liabilities	4,463	-
Long term escrow	477	477
Accrued severance pay	140	50
Total long term liabilities	5,116	2,383

Stockholders’ Equity:
Series A Convertible Preferred Stock; $0.001 par value, 0 and 2,386,363 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	0	2
Series B Convertible Preferred Stock; $0.001 par value, 0 and 0 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	0	0
Common stock; $0.001 par value, 25,000,000 shares authorized, 59,855,175 shares issued and outstanding as of September 30, 2020 and 11,089,532 shares issued and outstanding as of December 31, 2019, respectively	60	11
Additional paid in capital	83,393	14,107
Additional paid in capital – Series A Convertible Preferred Stock	138	6,028
Additional paid in capital – Series B Convertible Preferred Stock
Accumulated other comprehensive (loss)	(277)	70
Accumulated loss	(32,533)	(16,974)
MICT, Inc. stockholders’ equity	50,781	3,244

Non-controlling interests	2,000	-

Total equity	52,781	3,244

Total liabilities and equity	$62,993	$5,917

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019

Revenues	$349	477	349	-
Cost of revenues	347	846	347	-
Gross profit (loss)	2	(369)	2	-

Operating expenses:
Research and development	230	261	230	-
Selling and marketing	69	198	69	-
General and administrative	6,337	2,161	4,899	501
Amortization of intangible assets	820	20	820	-
Total operating expenses	7,456	2,640	6,018	501

Loss from operations	(7,454)	(3,009)	(6,016)	(501)
Share in investee losses	(786)	(771)		(366)
Net profit from loss of control		299
Gain on previously held equity in Micronet	665
Other income	138		138
Financial expenses, net	(8,803)	(292)	(8,960)	(346)
loss before provision for income taxes	(16,240)	(3,773)	(14,838)	(1,213)
Provision for income taxes	(219)	(5)	(225)	3

Total net loss	(16,021)	(3,778)	(14,613)	(1,210)
Net loss attributable to non-controlling interests	(462)	(556)	(462)

Net loss attributable to MICT, Inc.	(15,559)	(3,222)	(14,151)	(1,210)

Loss per share attributable to MICT, Inc.
Basic and diluted loss per share	$(1.03)	(0.30)	(0.61)	(0.11)

Weighted average common shares outstanding:	15,048,644	10,583,496	22,832,683	11,009,532

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019

Net (loss)	$(16,021)	$(3,778)	$(14,613)	$(1,210)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(58)	(143)	(152)	-
Comprehensive income attributable to investment in Micronet Ltd.		58	-	58
Total comprehensive (loss)	(16,079)	(3,863)	(14,765)	(1,152)
Comprehensive (loss) attributable to non-controlling interests	(172)	(463)	(172)	-
Comprehensive (loss) attributable to MICT, Inc.	$(15,907)	$(3,400)	$(14,593)	$(1,152)

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Capital	Capital	Earnings	Income	Interest	Equity

Balance, December 31, 2019	-	-	2	2,386,363	11	11,089,532	-	6,028	14,107	(16,974)	70	0	3,244
Shares issued to service providers and employees					1	840,909			2,490				2,491
Exercising options for employees and consultants					1	1,198,000			2,365				2,366
Stock based compensation									186				186
Issuance of warrants
Comprehensive loss										(15,559)	(347)		(15,906)
Entering the control of a subsidiary												2,000	2,000
Convertible note					14	13,636,364			22,400				22,414
GFH transaction					23	22,727,273			32,026				32,049
YA Exercising warrants					1	584,920			0				1
Hardon Exercising warrants					1	1,596,362			1,611				1,612
Issuance of shares, net- Series A Convertible Preferred Stock			1	795,455				409					410
Issuance of shares, net- Series B+A Convertible Preferred Stock	(2)	(1,818,182)	(3)	(3,181,818)	8	8,181,818	(1,914)	(6,299)	8,209				(2)
Issuance of shares, net- Series B Convertible Preferred Stock	2	1,818,182					1,914						1,916
Balance, September 30, 2020	-	-	-	-	60	59,855,178	-	138	83,393	(32,533)	(277)	2,000	52,781

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Capital	Capital	Earnings	Income	Interest	Equity

Balance, June 30, 2020	2	1,818,182	3	3,181,818	11	11,107,714	1,914	6,437	14,198	(18,382)	164	2,172	6,519
Shares issued to service providers and employees					1	822,727			2,468				2,469
Exercising options for employees and consultants					1	1,198,000			2,365				2,366
Stock based compensation									117				117
Issuance of warrants
Comprehensive loss										(14,151)	(441)		(14,592)
Entering the control of a subsidiary												(172)	(172)
Convertible note					14	13,636,364			22,400				22,414
GFH transaction					23	22,727,273			32,026				32,049
YA Exercising warrants					1	584,920			0				1
Hardon Exercising warrants					1	1,596,362			1,611				1,612
Issuance of shares, net- Series B+A Convertible Preferred Stock	(2)	(1,818,182)	(3)	(3,181,818)	8	8,181,818	(1,914)	(6,299)	8,209				(2)
Balance, September 30, 2020	-	-	-	-	60	59,855,178	-	138	83,393	(32,533)	(277)	2,000	52,781

	Common Stock		Common Stock		Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2018	-	-	9,342,115	9	11,905		(12,757)	(117)	1,964	1,004
Shares issued to service providers and employees			420,600		533					533
Stock based compensation					46					46
Comprehensive loss							(3,222)	(248)	(393)	(3,863)
Stock based compensation in subsidiary					70				(70)
Loss of control of subsidiary								423	(1,501)	(1,078)
Issuance of shares, net			1,246,817	2	1,346					1,348
Issuance of shares, net- Series A Preferred Stock and warrants	2,386,363	2			122	4,827				4,951

Balance, September 30, 2019	2,386,363	2	11,009,532	11	14,022	4,827	(15,979)	58	0	2,941

	Common Stock		Common Stock		Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Earnings	Income	Interest	Equity
Balance, June 30, 2019	-	-	11,009,532	11	13,893		(14,769)	0	0	(865)
Stock based compensation					7					7
Comprehensive loss							(1,210)	58	-	(1,152)
Issuance of shares, net- Series A Preferred Stock and warrants	2,386,363	2			122	4,827				4,951

Balance, September 30, 2019	2,386,363	2	11,009,532	11	14,022	4,827	(15,979)	58	0	2,941

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operations	$(16,021)	$(3,778)

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on previously held equity interest in Micronet	(665)
Profit from loss of control		(299)
Share in investee losses	786	436
Impairment of equity method investment and change in fair value in loan to Micronet	(187)	335
Impairment of loan to Micronet Ltd.	(76)
Depreciation and amortization	890	85
Restricted cash	45
Change in deferred taxes	(205)	—
Accrued interest and exchange rate differences on bank loans	3	109
Accrued interest and exchange rate differences on loans from others	13	399
Stock-based compensation for employees and consultants	2,675	509
Decrease (increase) in trade accounts receivable, net	207	672
Decrease in inventories	83	348
Decrease in accrued severance pay, net	(5)	(6)
Increase in other accounts receivable	(907)	(292)
Increase in trade accounts payable	(412)	(394)
Finance cost related to the convertible notes conversion	8,877	-
Increase (Decrease) in other accounts payable	1,620	(52)
Net cash used in operating activities	$(3,279)	$(1,928)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Micronet Ltd.	(125)	(250)
Additional investment in Micronet Ltd.	(515)	-
Property and equipment	59	(57)
consolidation of Micronet Ltd. (Appendix B)	268	-
Long Term Deposit	25	-
consolidation of GFH I. (Appendix C)	-	-
Deconsolidation of Micronet Ltd. (Appendix A)	-	(608)
Net cash (used in) provided by investing activities	$(288)	$(915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	$2,366	$-
Receipt of long term convertible loan from others	-	1,834
Exercise of warrants	1,612	-
Repayment of bank loans, net	(184)	(352)
Issuance of convertible preferred shares net	409	-
Receipt of short term bank loans	121	-
Issuance of convertible preferred shares and warrants net	-	4,829
Repayment on account of redemption	(15,900)
Payments on account of shares	15,900
payment received by convertible notes purchasers	14,797	-
issuance of warrants , net	-	122
Net cash provided by financing activities	$19,121	$6,433

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,554	3,590

Cash, Cash Equivalents and restricted cash at the beginning of the period	3,154	2,174

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	(85)	3
Cash, Cash Equivalents and restricted cash at end of the period	$18,623	$5,767

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$25	$172
Taxes	$22	$3

Appendix A: Micronet Ltd.

February 24, 2019
Working capital other than cash	(2,301)
Finance lease	359
Accrued severance pay, net	60
Translation reserve	(423)
Micronet Ltd. investment in fair value	1,711
Non controlling interests	1,501
Net profit from loss of control	(299)
Cash	608

Appendix B: Acquisition of  Micronet Ltd., net of cash acquired:

Net working capital (borrowing excluded)	$(351)
Property and equipment	661
Intangible assets	2,475
Goodwill	2,618
Right of use assets	310
Other assets	26
Borrowings	(1,676)
Micronet Ltd. investment in fair value	(1,573)
Non-current liabilities	(558)
Accumulated other comprehensive income	(28)
Non controlling interests	(2,172)
Net cash provided by acquisition	$268

Appendix C: Acquisition of Intermediate, net of cash acquired:

Intangible assets	$16,570
Goodwill	19,788
Non-current liabilities	(4,308)
Shares issued and outstanding	(23)
Additional paid-in capital	(32,027)
Net cash provided by acquisition	$-

Appendix D: Non-cash Transaction

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

On July 1, 2020, the Company completed the Acquisition of GFH Intermediate Holdings Ltd., a British Virgin Islands company (“Intermediate”), pursuant to the previously announced Agreement and Plan of Merger entered into on November 7, 2019 by and between the Company, Intermediate, Global Fintech Holding Ltd., a British Virgin Islands company and the sole shareholder of Intermediate (“GFH”), and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement”). As described in the Restated Merger Agreement, upon consummation of the Acquisition, each outstanding share of Intermediate was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 (the “Consideration Note”), As of the date hereof pursuant to the Acquisition agreement the company issued shares of common stock at a conversion price of $1.10 per share.

On September 8, 2020, the Company and all of the holders of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share , entered into a series of Series A Convertible Preferred Stock Exchange Agreements, pursuant to which the Holders exchanged an aggregate of 3,181,818 shares of the Series A Preferred, on a 1-for-2 basis, for an aggregate of 6,363,636 shares of the Company’s common stock, par value $0.001 per share.

On September 10, 2020, the Company and the holder of the Company’s Series B Convertible Preferred Stock, with a par value of $0.001 per share, entered into that certain Series B Convertible Preferred Stock Exchange Agreement, pursuant to which the Holder exchanged an aggregate of 1,818,181 shares of the Series B Preferred, on a 1-for-1 basis, for an aggregate of 1,818,181 shares of the Company’s common stock, par value $0.001 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except per share data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT Inc., (“we”, or the “Company”) was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, the Company changed its corporate name from Lapis Technologies, Inc. to Mict Inc Technologies, Inc. On July 13, 2018, following the sale of its former subsidiary Enertec Systems Ltd., the Company changed the Company name from Mict Inc Technologies, Inc. to MICT, Inc. Our shares of common stock have been listed on The Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

Prior to the Merger, we operated primarily through our Israel-based subsidiary, Micronet. Micronet operates in the growing commercial MRM market. Micronet, through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets are designed to increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services, such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides third party telematics service providers, or TSPs, a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs.

Micronet is currently entering the video analytics device market by developing an all in-one video telematics device known as Micronet SmartCam. Micronet SmartCam is based on the powerful and flexible Android platform, and is expected to be a ruggedized, integrated, and ready-to-go smart camera supporting complete telematics features designed for in-vehicle use. Coupled with vehicle-connected interfaces, state of the art diagnostic capabilities, and two smart cameras, it offers video analytics and telematics services capabilities, addressing safety, vehicle health, and tracking needs of commercial fleets. MICT believes that Micronet SmartCam provides a versatile, advanced, and affordable mobile computing platform for a variety of fleet management and video analytics solutions. The powerful computing platform, coupled with the Android operating systems, allows its customers to run their applications or pick and choose a set of applications and services from the Micronet marketplace. Micronet’s customers consist primarily of application service providers, or ASPs, solution providers specializing in the MRM market and potentially Original Equipment Manufacturer (“OEM”) truck and vehicle manufacturers including as part of the aftermarket sales. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for construction and heavy equipment. Micronet products are used by customers operating vehicle fleets around the world such as in Israel, Canada, USA, Europe and other countries.

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

Subsequently, on June 23, 2020, the Company announced that, as a result of (i) the completion of the tender offer, in which 5,999,996 of Micronet’s ordinary shares were purchased for aggregate proceeds of NIS 1,800,000 (or $515,000), and (ii) the closing of the public offering, in which the Company purchased 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000), As of September 30, 2020 the Company owns 53.39% of Micronet’s outstanding ordinary shares. the company expects to continue to maintain a controlling interest in Micronet in the future.

NOTE 1 — DESCRIPTION OF BUSINESS (Cont.)

The consequences of COVID-19, when combined with other events or conditions over which we have little or no control, may create a material uncertainty as to Micronet’s ability to continue as a going concern. The Company will continue to monitor the situation closely, but given the uncertainty, management cannot estimate the impact of the COVID-19 pandemic on the Company’s financial statements or operations.

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

On November 7, 2019, the Company entered into a Securities Purchase, with certain investors, pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during 2020 with an aggregate principal amount of approximately $15,900,000. The proceeds of $15,900,000 from the sale of the Primary Convertible Debentures were funded on January 21, 2020. Concurrently with entry into the Primary Purchase Agreement, the Company entered into a separate Securities Purchase Agreement and, together with the Primary Purchase Agreement, the Purchase Agreements, with certain investors , and, together with the Primary Purchasers, the , pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during , and, together with the Primary Convertible Debentures, the , with an aggregate principal amount of $9,000,000, together with the Primary Convertible Debenture Offering, the . The Convertible Debentures were convertible into our shares of our common stock at a conversion price of $1.41 per share. The Primary Purchasers exercised their right to an optional redemption pursuant to Section 6(b) of each Primary Convertible Debenture and declared the occurrence and continuance of an event of default, each of which accelerated the Company’s obligation to repay all outstanding balances under the Primary Convertible Debentures . On March 16, 2020, the Outstanding Principle was transferred from the Company to the Purchasers. As a result, the Primary Purchase Agreement was terminated.

On April 21, 2020, MICT, Inc. entered into a series of note purchase agreements with certain investors identified therein pursuant to which, among other things, the Purchasers purchased on July 1, 2020 certain convertible notes with an aggregate principal amount of approximately $11.0 million. On July 8, 2020, the Company entered into an additional series of purchase agreements with certain other purchaser pursuant to which such purchasers purchased from the Company at such date convertible notes with an aggregate principal amount of approximately $4.0 million. Accordingly, at total, pursuant to the above, the Company has sold convertible notes with an aggregate principal amount of approximately $15.0 million.

The Convertible Notes included terms allowing for a conversion into shares of common stock of the Company at a conversion price of $1.10 per share. The Convertible Notes are generally due two years from the date of issuance, except that certain convertible notes will be due five years from the date of issuance. The Company is obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 1.0% per annum, payable on each conversion date, in cash or, at the Company’s option, in shares of common stock. Subject to approval of the Company’s stockholders, the Convertible Notes shall be convertible into shares of common stock. Upon the occurrence of certain events, the Purchasers are permitted to require the Company to redeem the Convertible Notes, including any interest that has accrued thereunder, for cash. As of the date hereof and based on the terms included in the convertible notes, following receipt of the Company’s stockholders, the Convertible Notes were converted into shares of common stock of the Company at a conversion price of $1.10 per share as set above.

In July 2020, we completed the acquisition of Intermediate pursuant to the Merger Agreement. Intermediate is a financial technology company with a marketplace in China and in other areas of the world. Intermediate is in the process of building various platforms for business opportunities in various verticals and technology segments it can capitalize on, and it plans to continue to add the capabilities of such platforms through acquisition or license of technologies to support these efforts in the different market segments as more fully described below. By building secure, reliable and scalable platforms with high volume processing capability, Intermediate believes it is able to provide customized solutions that address the needs of a very diverse client base, each outstanding share of Intermediate was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000, which Convertible Note were converted into 22,727,273 shares of common stock of MICT at a conversion price of $1.10 per share,.

Intermediate’s management is seeking to secure material contracts in valuable market segments in China and has developed good opportunities, which will allow Intermediate to access the following market segments: stock trading, oil and gas trading, insurance brokerage and recyclable metal trading through its operating subsidiaries.

NOTE 1 — DESCRIPTION OF BUSINESS (Cont.)

On September 8, 2020, the Company and all of the holders of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, entered into a series A Convertible Preferred Stock Exchange Agreements (each an Exchange Agreement and together, the “Exchange Agreements”), pursuant to which the Holders exchanged an aggregate of 3,181,818 shares of the Series A Preferred, on a 1-for-2 basis, for an aggregate of 6,363,636 shares of the Company’s common stock, par value $0.001 per share .

On September 10, 2020, the Company and the holder of the Company’s Series B Convertible Preferred Stock, with a par value of $0.001 per share , entered into that certain Series B Convertible Preferred Stock Exchange Agreement, pursuant to which the Holder exchanged an aggregate of 1,818,181 shares of the Series B Preferred, on a 1-for-1 basis, for an aggregate of 1,818,181 shares of the Company’s common stock, par value $0.001 per share.

On September 13, 2020, the board of directors of MICT, appointed Arie Rand as Chief Financial Officer of the Company, effective September 14, 2020.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed, unaudited, consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America, or U.S. GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year 2020 or for other interim periods or for future years. The consolidated balance sheet as of September 30, 2020 is derived from unaudited financial statements as of that date; and it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Furthermore, from February 24, 2019 until June 23, 2020, the Company accounted for its ownership in Micronet in accordance with the equity method; and therefore, the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year 2020 or for other interim periods or for future years.

The Company’s operations and business have experienced disruptions due to, among other things, the unprecedented conditions surrounding the spread of the COVID-19 virus throughout North America, Israel and the world. While the Company expects the COVID-19 pandemic to have an impact on its business operations and financial results, the extent of the impact on the Company’s business, its corporate development objectives, its financial position and the value of and market for its common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Israel, or elsewhere, as well as the effectiveness of actions taken globally to contain and treat the disease. Notably, COVID-19 and measures implemented to reduce the spread of the virus have limited access to the Company’s offices and have disrupted its normal interactions with certain of its accounting personnel, legal advisors, auditors and others.  Additionally, the COVID-19 outbreak has adversely affected the global economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results in the future will depend on future developments related to the spread of COVID-19 which are highly uncertain and cannot be predicted at the time of the filing of this Quarterly Report on Form 10-Q. The consequences of COVID-19, when combined with other events or conditions over which we have little or no control, may create a material uncertainty as to Micronet’s ability to continue as a going concern. The Company will continue to monitor the situation closely, but given the uncertainty, management cannot estimate the impact of the COVID-19 pandemic on the Company’s financial statements or operations.

As of the date of this Quarterly Report, COVID-19 and the resulting government actions enacted in China and elsewhere have not had a material adverse effect on GFH I financial reports; however, there can be no assurance that GFH I financial reports will not be affected in the future from COVID-19 or resulting government actions.

Principles of Consolidation

The accompanying financial statements are prepared in accordance with U.S. GAAP.

Note 3 — Loans from others

On January 21, 2020, the Company entered into the Conversion Agreement with BNN pursuant to which BNN agreed to convert the outstanding BNN Note in the amount of $2,000,000 into 1,818,181 shares of the Company’s Series B Preferred Stock.

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

The Series A Preferred Stock was convertible into common stock at the option of each holder of Series A Preferred Stock at any time and from time to time, and was also convertible automatically upon the occurrence of certain events. The Company also had the option to redeem some or all of the Series A Preferred Stock, at any time and from time to time, beginning on December 31, 2019 subject to the satisfaction of certain conditions. The holders of Series A Preferred Stock voted together with the holders of common stock as a single class on as-converted basis, and the holders of Series A Preferred Stock holding a majority-in-interest of the Series A Preferred Stock were entitled to appoint an independent director to the Company’s board of directors. The Preferred Securities Purchase Agreement provided for customary registration rights.

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

Pursuant to the April 21, 2020, and the July 8, 2020 Agreements entered by MICT with various purchasers for the sale of certain convertible notes as described in the Description of Business above, MICT sold convertible notes with an aggregate total principal amount of approximately $15.0 million under such terms as described hereinabove. Based on the terms included in the convertible notes, following receipt of the Company’s stockholders in September 2020, the Convertible Notes were converted into 13,636,363 shares of common stock of the Company at a conversion price of $1.10 per share as set above.

On July 1, 2020, MICT completed its acquisition (the “Acquisition”) of GFH Intermediate Holdings Ltd. (“GFHI”), pursuant to the previously announced Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement”). As of the date hereof pursuant to the Acquisition the company issued to GFH 22,727,272 shares of common stock reflecting a price of $1.10 per each MICT share.

On September 8, 2020, the Company and all of the holders (the “Holders”) of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), entered into a series of Series A Convertible Preferred Stock Exchange Agreements (each an Exchange Agreement and together, the “Exchange Agreements”), pursuant to which the Holders exchanged an aggregate of 3,181,818 shares of the Series A Preferred, on a 1-for-2 basis, for an aggregate of 6,363,636 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

On September 10, 2020, the Company and the holder (the “Holder”) of the Company’s Series B Convertible Preferred Stock, with a par value of $0.001 per share (the “Series B Preferred”), entered into that certain Series B Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) in the form attached hereto as Exhibit 10.1, pursuant to which the Holder exchanged an aggregate of 1,818,181 shares of the Series B Preferred, on a 1-for-1 basis, for an aggregate of 1,818,181 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

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

NOTE 6 — GAIN OF CONTROL OF SUBSIDIARY- Micronet Acquisition

On June 23, 2020, Micronet completed the special tender offer (the “Tender Offer”), in which MICT successfully purchased 5,999,996 shares of Micronet’s ordinary shares (the “Ordinary Shares”), in the aggregate amount of NIS 1,800,000 (or $515,000) offered in the Tender Offer, which brought MICT’s ownership interest up to 45.53%.

Also on June 23, 2020, MICT purchased an additional 10,334,000 shares of Micronet’s Ordinary Shares in the aggregate amount of NIS 3,100,000 (or $887,000), which brought MICT’s ownership interest up to 53.39% as of September 30, 2020. Accordingly, MICT obtained voting control over Micronet and, as a result, MICT applied purchase accounting (see the table below) and began to consolidate Micronet beginning on such date. MICT recognized a $665,000 gain on previously held equity in Micronet.

There are material uncertainties related to events or conditions such as: (i) the effects of COVID-19 on Micronet’s overall business (ii) recent accumulated losses, (iii) historical working capital deficiencies, (iv) the significant decrease in demand for the company’s products, which results in a delay in the receipt of new orders and, consequently, a lack of sufficient backlog, and (v) a significant slowdown in the business activities of the global economy. The above reasons, among others, create a material uncertainty and cast substantial doubt upon Micronet’s ability to continue as a going concern.

Micronet’s income and net loss as presented if the Company’s acquisition date had occurred at the beginning of the annual reporting period

	Nine months ended September 30,	Three months ended September 30,
	2020	2020
Revenues	$1,438	$349

Net loss	$(3,448)	(905)

Management engaged a third-party valuation firm to assist them with the valuation of the intangible assets that are detailed in the schedule below.

NOTE 6 — GAIN OF CONTROL OF SUBSIDIARY- Micronet Acquisition (Cont.)

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

In view of Micronet’s working capital needs, on November 18, 2019, the Company entered into an additional loan agreement with Micronet for the loan of $125,000 (the “Second Loan”), pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms. Accordingly, at such date (and prior to the approval of the Convertible Loan by Micronet’s shareholders on January 1, 2020 as set forth hereunder), the Company granted to Micronet, pursuant to the First Loan and Second Loan, an accumulated loans in the total sum of $375,000.

NOTE 7 — LOAN TO MICRONET LTD. (Cont.)

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate (the “Convertible Loan”). The Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Convertible Loan (“Convertible Loan Warrant”), at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. On July 5, 2020, the company had a reverse split where the price of the Convertible Loan changed from 0.08 NIS per Micronet share into 5.7 NIS per Micronet share. The option’s exercised price was changed from 0.6 NIS per share to 9 NIS per Micronet share.

On January 1, 2020, the Convertible Loan transaction was approved at a general meeting of the Micronet shareholders and as a result, the Convertible Loan and the transactions contemplated thereby entered into effect. At such time, the First Loan and Second Loan were repaid to us and the Convertible Loan was provided.

On August 13, 2020, MICT Telematics extended to Micronet an additional loan in the aggregate amount of $175,000 (the “Third Loan” and the “Loan Sum”, respectively) which governing the existing outstanding intercompany debt. The Third Loan does not bear any interest and is provided for a period of twelve (12) months. The Loan Sum was granted for the purpose of supporting Micronet’s working capital and general corporate needs.

NOTE 8 — GFH Intermediate Holdings Ltd (“GFHI”) Acquisition

On July 1, 2020, MICT completed its acquisition of GFH Intermediate Holdings Ltd. pursuant to the previously announced Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, Micronet, GFHI, Global Fintech Holding Ltd, a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT, as amended and restated on April 15, 2020. As described in the Restated Merger Agreement, upon consummation of the Acquisition, the outstanding share of GFHI was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 issued to GFH by MICT, which Consideration Note has been converted into 22,727,273 shares of common stock of MICT at a conversion price of $1.10 per share.

Management engaged a third-party valuation firm to assist them with the valuation of the intangible assets that are detailed in the schedule below.

As of the date of this Quarterly Report, COVID-19 and the resulting government actions enacted in China and elsewhere have not had a material adverse effect on GFH I financial reports; however, there can be no assurance that GFH I financial reports will not be affected in the future from COVID-19 or resulting government actions.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

GFH Intermediate Holdings LTD, Purchase Price Allocation

(USD In Thousands)

Total share consideration (1)	32,050
Total Purchase Consideration	$32,050

Less:

Intangible assets - trade name/ trademarks	580
Intangible assets - developed technology	11,490
Intangible assets - Customer database (2)	4,500
Deferred Tax liability (3)	(4,308)
Fair value of net assets acquired	$12,262

Goodwill value (4)	$19,788

(1)	The purchase consideration represented the fair value of the Convertible Promissory Notes that were converted into common stock of MICT.

(2)	The Customer database value is based on the cost to recreate, as indicated by Management.

(3)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 26%.

(4)	The goodwill is not deductible for tax purposes.

NOTE 8 — GFH Intermediate Holdings Ltd (“GFHI”) Acquisition (Cont.)

GFHI's income and net loss as presented if the Company's acquisition date had occurred at the beginning of the annual reporting period

	Nine months ended September 30,	Three months ended September 30,
	2020	2020
Revenues	$-	$-

Net loss	$(136)	(136)

NOTE 9 — SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: verticals and technology segments operated by GFHI and a MRM segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Nine months ended September 30, 2020
	Verticals and technology		Mobile resource management		Consolidated
Revenues from external customers	$-		$349		$349
Segment operating loss	(869	)(1)	(1,118	)(2)	(1,987)
Non allocated expenses					(5,816)
Finance expenses and other					(8,786)
Consolidated loss before provision for income taxes					$(16,240)

(1)	Includes $733 of intangible assets amortization, derived from GFHI. acquisitions.

(2)	Includes $103 of intangible assets amortization, derived from Micronet.

The following table summarizes the financial statements of our BS segments:

	As of September 30, 2020
	Verticals and technology		Mobile resource management		Consolidated
Assets related to segments	$35,896	(3)	$8,131	(4)	$44,027
Non allocated Assets					18,966
Liabilities related to segments	(4,528	)(5)	(4,455	)(6)	(8,983)
Non allocated liabilities					(1,229)
Total Equity					$52,781

(3)	Includes $14,660 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(4)	Includes $1,765 of intangible assets and $2,617 goodwill, derived from Micronet’s consolidation.

(5)	Includes $4,118 of deferred tax liability, derived from GFHI acquisition.

(6)	Includes $345 of deferred tax liability, derived from Micronet consolidation.

NOTE 10 — SUBSEQUENT EVENTS

In October 2020, MICT appointed Mr. Richard Abrahams as the Chief Executive Officer of Intermediate’s stock trading and wealth management business.

MICT, Inc previously announced on October 2, 2020 that its indirect wholly-owned subsidiary BI Intermediate (Hong Kong) Limited (“BI Intermediate”) has entered a strategic agreement (“Strategic Agreement”) to acquire, for a total purchase price of U.S.$3.0 million, 9% of a Huapei Global Securities Limited (“Huapei”), Hong Kong based securities and investments firm. The Strategic Agreement provided that the remaining 91% of Huapei would be purchased by BI Intermediate upon approval from the Hong Kong Securities and Futures Commission (SFC), the principal regulator of Hong Kong's securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% of its acquisition and paid 9% of the purchase price. Additionally, on November 11, 2020, upon the initial closing, BI Intermediate made a loan to Huapei in an amount equivalent to the remaining 91% of the purchase price. Upon the closing of the remaining 91%, which remains subject to SFC approval, the loan will be cancelled, and BI Intermediate will acquire the remaining 91% of Huapei. If the Strategic Agreement is terminated or the closing of the remaining 91% does not occur within 24 months, Huapei will repay the loan to BI Intermediate. The loan is secured against the 91% of the share capital of Huapei not owned by BI Intermediate. The obligations of Huapei Global Capital Limited, the seller of the interests of Huapei, under the loan agreement have been guaranteed by the ultimate controller of Huapei Global Capital Limited. Huapei is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China including the valuable China A-Shares, all of which are the primary target markets for Company's global fintech business. The Company is in the process of integrating its mobile app supporting platform with Huapei’s licensed trading assets.

On October 11, 2020, Micronet closed a public equity offering on the Tel Aviv Stock Exchange (the “TASE”) , in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following the Micronet’s offering, the purchase of share and the exercise of our stock options, our ownership interest in Micronet was diluted from 53.39% to 50.32% of the Micronet outstanding share capital.

On November 2, 2020, MICT, Inc entered into a Securities Purchase Agreement with certain investors for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 10,000,000 units, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase 0.8 of one share of Common Stock, at a purchase price of $2.50 per Unit. The Warrants are exercisable six months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the Warrants become exercisable.  The closing of the sale of Units pursuant to the Securities Purchase  Agreement occurred on November 4, 2020. As of the date hereof, $22.325 million in gross proceeds out of the Offering were provided to the Company and the remaining additional $2.675 million of proceeds were wired to the Company’s wholly owned indirect subsidiary, Bokefa Petroleum and Gas Co Ltd. (“Bokefa”), in the Peoples Republic of China. The Offering Proceeds that were wired to Bokefa, are currently subject to China’s State Administration of Foreign Exchange’s (“SAFE”) Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37.  Following the clearance of SAFE Circular 37, such proceeds will be deposited in the Bokefa account.    The gross proceeds were subject to certain issuance costs and related expenses, including U.S. Placement Agent’s fees of 7.0% of the public offering price on $15.0 million, U.S. Placement Agents fees of 3.5% on $10 million, non-U.S. broker fees of 6.5% on $10 million and a non-accountable expense allowance of 1% of the public offering price to the U.S. Placement Agent as well as additional expenses pay to professionals in connection with the Offering.

A.G.P./Alliance Global Partners acted as the exclusive placement agent (the “Placement Agent”) for the Company, on a “reasonable best efforts” basis, in connection with the Offering. Pursuant to that certain Placement Agency Agreement, dated as of November 2, 2020, by and between the Company and the Placement Agent (the “Placement Agency Agreement”), the Placement Agent will be entitled to a cash fee equal to 7.0% of the gross proceeds from the placement of the total amount of Units sold by the Placement Agent and 3.5% of the gross proceeds from the placement of the total amount of Units sold in the offering, plus a non-accountable expense allowance in an amount equal to 1% of the aggregate gross proceeds of the Offering.

On November 2, 2020, Intermediate, through an operating subsidiary, launched its insurance platform.

On November 3, 2020, the Company entered into a settlement and release agreement with Maxim Group LLC, or Maxim, pursuant to which the Company and Maxim agreed to release one another from any and all claims arising out of that certain advisory agreement entered into by and between Maxim and BNN Technology PLC on February 22, 2018. In consideration therefor, as of today the Company was issued to Maxim $500,000 of Common Stock and to file a resale registration with respect to such shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (the “Quarterly Report”), contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report and include, but are not limited to, statements regarding the following:

●	our ownership position in Micronet’s share capital;

●	the impact of COVID-19 on both our operations and financial outlook and those of Intermediate, Micronet and MICT;

●	our financing needs and strategies, and our ability to continue to raise capital in the future;

●	our corporate development objectives;

●	our financial position and the value of and market for our common stock;

●	use of proceeds from any future financing, if any; and

●	the sufficiency of our capital resources.

Our business is subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report.  Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described in our SEC filing and the risk factors included in Part II, Item IA below.  Readers are also urged to carefully review and consider the various disclosures we have made below and in that report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report.

Overview

MICT Inc., (“we”, or the “Company”) was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, the Company changed its corporate name from Lapis Technologies, Inc. to Mict Inc Technologies, Inc. On July 13, 2018, following the sale of its former subsidiary Enertec Systems Ltd., the Company changed the Company name from Mict Inc Technologies, Inc. to MICT, Inc. Our shares of common stock have been listed on The Nasdaq Capital Market, or Nasdaq, since April 29, 2013.

Prior to the Merger, we operated primarily through our Israel-based subsidiary, Micronet. Micronet operates in the growing commercial MRM market. Micronet, through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets are designed to increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services, such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides third party telematics service providers, or TSPs, a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs.

Micronet is currently entering the video analytics device market by developing an all in-one video telematics device known as Micronet SmartCam. Micronet SmartCam is based on the powerful and flexible Android platform, and is expected to be a ruggedized, integrated, and ready-to-go smart camera supporting complete telematics features designed for in-vehicle use. Coupled with vehicle-connected interfaces, state of the art diagnostic capabilities, and two smart cameras, it offers video analytics and telematics services capabilities, addressing safety, vehicle health, and tracking needs of commercial fleets. MICT believes that Micronet SmartCam provides a versatile, advanced, and affordable mobile computing platform for a variety of fleet management and video analytics solutions. The powerful computing platform, coupled with the Android operating systems, allows its customers to run their applications or pick and choose a set of applications and services from the Micronet marketplace. Micronet’s customers consist primarily of application service providers, or ASPs, solution providers specializing in the MRM market and potentially Original Equipment Manufacturer (“OEM”) truck and vehicle manufacturers including as part of the aftermarket sales. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet customers are generally MRM solution and service providers, ASP providers in the transportation market, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for construction and heavy equipment. Micronet products are used by customers operating vehicle fleets around the world such as in Israel, Canada, USA, Europe and other countries.

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

Subsequently, on June 23, 2020, the Company announced that, as a result of (i) the completion of the tender offer, in which 5,999,996 of Micronet’s ordinary shares were purchased for aggregate proceeds of NIS 1,800,000 (or $515,000), and (ii) the closing of the public offering, in which the Company purchased 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000), As of September 30, 2020 the Company owns 53.39% of Micronet’s outstanding ordinary shares. the company expects to continue to maintain a controlling interest in Micronet in the future.

The consequences of COVID-19, when combined with other events or conditions over which we have little or no control, may create a material uncertainty as to Micronet’s ability to continue as a going concern. The Company will continue to monitor the situation closely, but given the uncertainty, management cannot estimate the impact of the COVID-19 pandemic on the Company’s financial statements or operations.

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

On November 7, 2019, the Company entered into a Securities Purchase, with certain investors, pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during 2020 with an aggregate principal amount of approximately $15,900,. The proceeds of $15,900,000 from the sale of the Primary Convertible Debentures were funded on January 21, 2020. Concurrently with entry into the Primary Purchase Agreement, the Company entered into a separate Securities Purchase Agreement and, together with the Primary Purchase Agreement, the Purchase Agreements, with certain investors , and, together with the Primary Purchasers, the , pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during , and, together with the Primary Convertible Debentures, the , with an aggregate principal amount of $9,000,000, together with the Primary Convertible Debenture Offering, the . The Convertible Debentures were convertible into our shares of our common stock at a conversion price of $1.41 per share. The Primary Purchasers exercised their right to an optional redemption pursuant to Section 6(b) of each Primary Convertible Debenture and declared the occurrence and continuance of an event of default, each of which accelerated the Company’s obligation to repay all outstanding balances under the Primary Convertible Debentures . On March 16, 2020, the Outstanding Principle was transferred from the Company to the Purchasers. As a result, the Primary Purchase Agreement was terminated.

On April 21, 2020, MICT, Inc. entered into a series of note purchase agreements with certain investors identified therein pursuant to which, among other things, the Purchasers purchased on July 1, 2020 certain convertible notes with an aggregate principal amount of approximately $11.0 million. On July 8, 2020, the Company entered into an additional series of purchase agreements with certain other purchaser pursuant to which such purchasers purchased from the Company at such date convertible notes with an aggregate principal amount of approximately $4.0 million. Accordingly, at total, pursuant to the above, the Company has sold convertible notes with an aggregate principal amount of approximately $15.0 million.

the Convertible Notes included terms allowing for a conversion into shares of common stock of the Company at a conversion price of $1.10 per share. The Convertible Notes are generally due two years from the date of issuance, except that certain convertible notes will be due five years from the date of issuance. The Company is obligated to pay interest to the Purchasers on the outstanding principal amount at the rate of 1.0% per annum, payable on each conversion date, in cash or, at the Company’s option, in shares of common stock. Subject to approval of the Company’s stockholders, the Convertible Notes shall be convertible into shares of common stock. Upon the occurrence of certain events, the Purchasers are permitted to require the Company to redeem the Convertible Notes, including any interest that has accrued thereunder, for cash. As of the date hereof and based on the terms included in the convertible notes, following receipt of the Company’s stockholders, the Convertible Notes were converted into shares of common stock of the Company at a conversion price of $1.10 per share as set above.

In July 2020, we completed the acquisition of Intermediate pursuant to the Merger Agreement. Intermediate believes it has been well positioned to establish itself, through its operating subsidiaries, as a financial technology company with a significant China marketplace and in other areas of the world. Intermediate has been in the process of building various platforms for business opportunities in various verticals and technology segments it can capitalize on, and it will continue to add the capabilities of such platforms through acquisition or license of technologies to support these efforts in the different market segments as more fully described below. By building secure, reliable and scalable platforms with high volume processing capability, Intermediate believes it is able to provide customized solutions that address the needs of a very diverse client base, each outstanding share of Intermediate was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000, which Convertible Note were converted into shares of common stock of MICT at a conversion price of $1.10 per share,.

Intermediate’s management has over 15 years’ experience in dealing with the largest websites and portals on resale of products in China and has deep connections with local governments. Taking advantage of their profound experience and deep connections, such management is seeking to secure material contracts in valuable market segments in China and has developed good opportunities, which will allow Intermediate to access the following market segments: stock trading, oil and gas trading, insurance brokerage and recyclable metal trading through its operating subsidiaries.

On September 8, 2020, the Company and all of the holders of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share , entered into a series of Series A Convertible Preferred Stock Exchange Agreements (each an Exchange Agreement and together, the “Exchange Agreements”), pursuant to which the Holders exchanged an aggregate of 3,181,818 shares of the Series A Preferred, on a 1-for-2 basis, for an aggregate of 6,363,636 shares of the Company’s common stock, par value $0.001 per share .

The Common Stock issued in exchange for the Series A Preferred was issued in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

On September 10, 2020, the Company and the holder of the Company’s Series B Convertible Preferred Stock, with a par value of $0.001 per share , entered into that certain Series B Convertible Preferred Stock Exchange Agreement in the form attached hereto as Exhibit 10.1, pursuant to which the Holder exchanged an aggregate of 1,818,181 shares of the Series B Preferred, on a 1-for-1 basis, for an aggregate of 1,818,181 shares of the Company’s common stock, par value $0.001 per share .

The Common Stock issued in exchange for the Series B Preferred was issued in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

GAIN OF CONTROL OF SUBSIDIARY- Micronet Acquisition

On June 23, 2020, Micronet completed the special tender offer (the “Tender Offer”), in which MICT successfully purchased 5,999,996 shares of Micronet’s ordinary shares (the “Ordinary Shares”), in the aggregate amount of NIS 1,800,000 (or $515,000) offered in the Tender Offer, which brought MICT’s ownership interest up to 45.53%.

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

There are material uncertainties related to events or conditions such as: (i) the effects of COVID-19 on Micronet’s overall business (ii) recent accumulated losses, (iii) historical working capital deficiencies, (iv) the significant decrease in demand for the company’s products, which results in a delay in the receipt of new orders and, consequently, a lack of sufficient backlog, and (v) a significant slowdown in the business activities of the global economy. The above reasons, among others, create a material uncertainty and cast significant doubt upon Micronet’s ability to continue as a going concern.

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

Micronet LTD Purchase Price Allocation

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

GFH Intermediate Holdings Ltd (“GFHI”) Acquisition

On July 1, 2020, MICT completed its acquisition of GFH Intermediate Holdings Ltd. pursuant to the previously announced Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, Micronet, GFHI, Global Fintech Holding Ltd,a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT , as amended and restated on April 15, 2020 . As described in the Restated Merger Agreement, upon consummation of the Acquisition, the outstanding share of GFHI was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 issued to GFH by MICT, which Consideration Note has been converted into shares of common stock of MICT at a conversion price of $1.10 per share.

Management engaged a third-party valuation firm to assist them with the valuation of the intangible assets that are detailed in the schedule below.

As of the date of this Quarterly Report, COVID-19 and the resulting government actions enacted in China and elsewhere have not had a material adverse effect on GFH I financial reports; however, there can be no assurance that GFH I financial reports will not be affected in the future from COVID-19 or resulting government actions.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

GFH Intermediate Holdings LTD, Purchase Price Allocation

(USD In Thousands)

Total share consideration (1)	32,050
Total Purchase Consideration	$32,050

Less:

Intangible assets - trade name/ trademarks	580
Intangible assets - developed technology	11,490
Intangible assets - Customer database (2)	4,500
Deferred Tax liability (3)	(4,308)
Fair value of net assets acquired	$12,262

Goodwill value	$19,788

(1)	The purchase consideration represented the fair value of the Convertible Promissory Notes that were converted into common stock of MICT Inc.

(2)	The Customer database value is based on the cost to recreate, as indicated by Management.

(3)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 26%.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

●	Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Transaction and the Acquisition. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such charges do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Expenses related to beneficial conversion feature expense - Those expenses are non-cash expenses and are related to the difference between the stock price at the closing of the Note Purchase Agreements and the conversion price of $1.10 per share.

●	Stock-based compensation is share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

●	Expenses related to the purchase of a business - These expenses relate directly to the purchase of the GFH I transaction and consist mainly of legal and accounting fees, insurance fees and other consultants. We believe that these expenses do not reflect our operational performance. Therefore, we exclude them to provide investors with a consistent basis for comparing pre- and post-Vehicle Business purchase operating results.

The following table reconciles, for the periods presented, GAAP net loss attributable to MICT to non-GAAP net income attributable to MICT. and GAAP loss per diluted share attributable to MICT to non-GAAP net loss per diluted share attributable to MICT.:

	Nine months ended September 30,
	(Dollars in Thousands, other than share and per share amounts)
	2020	2019
GAAP net loss attributable to Mict, Inc.	$(15,559)	$(3,222)
Amortization of acquired intangible assets	788	-
Expenses related to beneficial conversion feature expense	8,482	-
Stock-based compensation	2,675	-
Expenses related to purchase of a business	1,295	-
Income tax-effect of above non-GAAP adjustments	(199)	-
Total Non-GAAP net loss attributable to Mict, Inc.	$(2,518)	$(3,222)

Non-GAAP net loss per diluted share attributable to Mict, Inc.	$(0.16)	$(0.30)
Weighted average common shares outstanding used in per share calculations	15,048,644	10,583,496
GAAP net loss per diluted share attributable to Mict, Inc.	$(1.03)	$(0.30)
Weighted average common shares outstanding used in per share calculations	15,048,644	10,583,496

Non-GAAP Financial Measures (Cont.)

	Three months ended September 30,
	(Dollars in Thousands, other than share and per share amounts)
	2020	2019
GAAP net loss attributable to Mict, Inc.	$(14,151)	$(1,210)
Amortization of acquired intangible assets	788	-
Expenses related to beneficial conversion feature expense	8,482	-
Stock-based compensation	2,584	-
Expenses related to purchase of a business	935	-
Income tax-effect of above non-GAAP adjustments	(199)	-
Total Non-GAAP net loss attributable to Mict, Inc.	$(1,561)	$(1,210)

Non-GAAP net loss per diluted share attributable to Mict, Inc.	$(0.07)	$(0.11)
Weighted average common shares outstanding used in per share calculations	22,832,683	11,009,532
GAAP net loss per diluted share attributable to Mict, Inc.	$(0.61)	$(0.11)
Weighted average common shares outstanding used in per share calculations	22,832,683	11,009,532

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

On June 23, 2020, the company consummated the Tender Offer, pursuant to which the Company purchased 5,999,996 shares of Micronet’s ordinary shares (the “Ordinary Shares”), in the aggregate amount of NIS 1,800,000 (or $515,000) offered in the Tender Offer, and the closing of the public offering, in which the Company purchased 10,334,000 shares of Micronet’s Ordinary Shares in aggregate amount of NIS 3,100,200 (or $887,000). As of September 30, 2020, the Company owns 53.39% of the outstanding Ordinary Shares of Micronet. Therefore, Micronet’s reports are consolidated in our financial statements from June 23, 2020. and expects to continue to hold a majority voting interest in the future.

On July 1, 2020, the Company completed the Acquisition, pursuant to the previously announced Restated Merger Agreement. As described in the Restated Merger Agreement, upon consummation of the Acquisition, each outstanding share of Intermediate was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 (the “Consideration Note”), which as of today, the Convertible Note was already converted into shares of common stock of MICT at a conversion price of $1.10 per share, subject to stockholder approval.

Intermediate is a financial technology company with a significant China marketplace. Intermediate is currently in the process of building various platforms for business opportunities in various verticals and technology segments, including the online trading of stock, oil and gas, and recyclable metal and insurance brokerage (collectively, the “Platforms”).

Pursuant to the April 21, 2020, and the July 8, 2020 Agreements entered by MICT with various purchasers for the sale of certain convertible notes as described in the Description of Business above, MICT has sold convertible notes with an aggregate total principal amount of approximately $15.0 million under such terms as described hereinabove. The Purchase Agreements provide for customary registration rights, pursuant to which the Company was obligated to, among other things, (i) file a registration statement (the “Resale Registration Statement”) with the SEC within 180 days following the closing of the Convertible Note Offering for purposes of registering the Conversion Shares and (ii) use its commercially reasonable efforts to cause the Resale Registration Statement which was declared effective by the SEC after filing. As of the date hereof and based on the terms included in the convertible notes, following receipt of the Company’s stockholders, the Convertible Notes were converted into 13,636,363 shares of common stock of the Company at a conversion price of $1.10 per share as set above.

On August 13, 2020, MICT Telematics extended to Micronet a loan aggregate in amount of $175,000 (the “Third Loan” and the “Loan Sum”, respectively) that will replace the outstanding intercompany debt, which may be exercised by Micronet during such twelve month period,. The Loan Sum will fund the working capital and general corporate purposes required by Micronet Ltd. and may only be used for such purpose. The Third Loan did not bear any interest.

Three and Nine Months Ended September 30, 2020, Compared to Three and Nine Months Ended September 30, 2019

Revenues

Revenues for the three and Nine months ended September 30, 2020 were $349,000 and $349,000, respectively, compared to $0 and $477,000 for the three and nine months ended September 30, 2019, respectively. This represents an increase of $349 in the three month ended September 30, 2020 and a decrease of $128,000 in the nine months ended September 30, 2020. The change in revenues for the three and nine months ended September 30, 2020 is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

Gross Profit (Loss)

Gross profit for the three and nine months ended September 30, 2020 were $2,000 and $2,000, respectively, compared to gross loss of $0 and $369,000 for the three and nine months ended September 30, 2019, respectively , and represents 1% and 1% of the revenues for the three and nine months ended September 30, 2020, respectively. The change in gross profit for the three and nine months ended September 30, 2020, respectively is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

Selling and Marketing

Selling and marketing costs are part of operating expenses. Selling and marketing costs for the three and nine months ended September 30, 2020 were $69,000 and $69,000, respectively, compared to $0 and $198,000 for the three and nine months ended September 30, 2019, respectively. This represents an increase of $69,000 for the three month and decrease of $129,000 for the nine months ended September 30, 2020, respectively. The change is mainly due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three and nine months ended September 30, 2020 were $4,899,000 and $6,337,000, respectively, compared to $501,000 and $2,161,000 for the three and nine months ended September 30, 2019, respectively. This represents an increase of $4,398,000 and $4,176,000, for the three and nine months ended September 30, 2020, respectively. The increase is mainly the result of: (i) increase in consultant as a result of the Merger and the April and July Convertible Notes; (ii) increase in expenses of directors and officers insurance; (iii) Increase in share issue expenses to service providers granted due to the Merger; (iv)  the consolidation of Intermediate. as from July 1, 2020.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials, and sub-contractors, for the three and nine months ended September 30, 2020, were $230,000 and $230,000, respectively, compared to $0 and $261,000 for the three and nine months ended September 30, 2019, respectively. This represents an increase of $230,000 for the three-month ended September 30, 2020, and a decrease of $31,000 for the nine months ended September 30, 2020. The change in research and development costs for the three and nine months ended September 30, 2020 is primarily a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020.

Loss from Operations

Our loss from operations for the three and nine months ended September 30, 2020 was $6,016,000 and $7,454,000, compared to a loss from operations of $501,000 and $3,009,000, for the three and nine months ended September 30, 2019, respectively. The increase in loss from operations for the three and nine months ended September 30, 2020 is mainly a result of the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from February 24, 2019 up until June 23, 2020 and increase in General and administrative expenses as described above.

Financial Income (Expenses), Net

Financial income (expenses), net for the three and nine months ended September 30, 2020 were $(8,960,000) and $(8,803,000) compared to $(346,000) and $(292,000) for the three and nine months ended September 30, 2019, respectively. This represents an increase in financial expenses of $8,614,000 and $8,511,000, for the three and nine months ended September 30, 2020. The increase in financial income, net for the three and nine months ended September 30, 2020, is primarily due to the recognition of beneficial conversion expense of approximately $8,482,000.

Net Loss Attributed to MICT

Our net loss attributed to MICT, Inc. for the three and nine months ended September 30, 2020, respectively, was $14,151,000 and $15,559,000, compared to net loss of $1,210,000 and $3,222,000 for the three and nine months ended September 30, 2019, respectively. This represents a decrease of $12,941,000 and $12,337,000 for the three and nine months ended September 30, 2020, respectively, as compared to the same period last year. The decrease in net loss for the three and nine months ended September 30, 2020 is mainly a result of increase in General and administrative expenses and increase in financial expenses as described above.

Liquidity and Capital Resources

As of September 30, 2020, our total cash and cash equivalents balance was $18,623,000, as compared to $3,154,000 as of December 31, 2019. This reflects an increase of $15,469,000 in cash and cash equivalents. The increase in cash and cash equivalents is primarily a result of April and July Convertible Note transaction as described below. And also, from exercise of option and warrants in the third quarter as described below.

As of the date of this Quarterly Report, COVID-19 and the resulting government actions enacted in Israel and elsewhere have not had a material adverse effect on our financial condition; however, there can be no assurance that our financial condition will not be affected in the future from COVID-19 or resulting government actions.

Sales of our Securities

Pursuant to the April 21, 2020, and the July 8, 2020 Agreements entered by MICT with various purchasers for the sale of certain convertible notes as described in the Description of Business above, MICT has sold convertible notes with an aggregate total principal amount of approximately $15.0 million under such terms as described hereinabove

On the third quarter a total number of 2,181,282 warrants previously issued by MICT were exercised by certain holders resulting in receipt by MICT of an aggregate principal amount of $1,612,327.

In addition, as a result of the exercise of 1,198,000 options issued to consultants and former officers and directors, MICT has received an aggregate principal amount of $2,365,968.

Loans Provided by Us

On September 19, 2019, MICT Telematics entered into a loan agreement with Micronet, pursuant to which MICT Telematics loaned Micronet $250,000, on certain terms and conditions. The proceeds from the First Loan were designated, per the terms of the First Loan, for Micronet’s working capital and general corporate needs. The First Loan did not bear any interest and was due and payable upon the earlier of (i) December 31, 2019; or (ii) at such time Micronet receives an investment of at least $250,000 from non-related parties.

In view of Micronet’s working capital needs, on November 18, 2019, the Company entered into an additional loan agreement with Micronet for the loan of $125,000, pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms. Accordingly, at such date (and prior to the approval of the Convertible Loan by Micronet’s shareholders on January 1, 2020 as set forth hereunder), the Company granted to Micronet, pursuant to the First Loan and Second Loan, an accumulated loans in the total sum of $375,000.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate. The Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Convertible Loan, at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months.

On January 1, 2020, the Convertible Loan transaction was approved at a general meeting of the Micronet shareholders and as a result, the Convertible Loan and the transactions contemplated thereby entered into effect. At such time, the First Loan and Second Loan were repaid to us and the Convertible Loan was provided.

On July 5, 2020, with the execution of a capital consolidation carried out by Micronet ltd, the conversion price of the loan principal and the interest that has not yet been repaid was adjusted for shares of 0.1 NIS pare value to 5.7 NIS per share and the exercise of the options to which MICT will be entitled if the loan principal and interest are converted into shares to 9 NIS per share of 0.1 NIS pare value.

On August 13, 2020, MICT Telematics extended to Micronet an additional loan in the aggregate amount of $175,000 (the “Loan” and the “Loan Sum”, respectively) which governing the existing outstanding intercompany debt. The Loan does not bear any interest and is provided for a period of twelve (12) months. The Loan Sum was granted for the purpose of supporting Micronet’s working capital and general corporate needs.

Debt Repayment

As of September 30, 2020, our total debt was $1,139,000 as compared to $1,856,000 on December 31, 2019. The change in total debt is due to: (i) the conversion of the BNN Note on January 21, 2020, previously issued on July 31, 2019, into 1,818,181 shares of the Company’s Series B Preferred Stock on February 3, 2020; (ii) the consolidation of Micronet Ltd. as from June 23, 2020.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of September 30, 2020, our total current assets were $21,237,000, as compared to $4,417,000 on December 31, 2019. The increase is primarily due to (i) the increase in cash and cash equivalents as a result from the April and July Convertible Notes, and (ii) the consolidation of Micronet from June 23, 2020, and (iii) exercise of option and warrants.

As of September 30, 2020, our working capital was $16,141,000, as compared to $4,127,000 at December 31, 2019. The increase is primarily due to (i) the increase in cash and cash equivalents as a result from the April and July Convertible Notes, and (ii) the consolidation of Micronet from June 23, 2020, and (iii) exercise of option and warrants.

Our working capital may be increased if the $477,000 of proceeds from the sale of our previously wholly owned subsidiary, Enertec, shall be released from an escrow account pursuant to that certain purchase agreement with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW as further set hereunder (under legal procedures). This is amount is currently in dispute in view of the legal proceedings between the parties as further detailed hereunder.

Financing Needs

The Company will be required to support its own operational financial needs, which include, among others, our general and administrative costs (such as for our various consultants in regulatory, tax, legal, accounting and other areas of business) and our financing costs related to the loans and funding instruments assumed by us.

We expect the net proceeds from the sale of the securities will be used to fund the growth and development of our insurance business, as well as for working capital and for other general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business, but we currently have no commitments or agreements relating to any of these types of transactions.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of the Company’s management, including Mr. Darren Mercer, the Company’s Chief Executive Officer, and Mr. Arie Rand, the Company’s Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In conjunction with, and as a condition to, the closing, the Company, Enertec, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and director, executed a consulting agreement, or the Consulting Agreement, whereby we, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec) will pay us an annual consulting fee of $150,000 as well as issue us 150,000 restricted shares of DPW Class A Common Stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the closing and the remaining installments vesting on each of the first 2 anniversaries of the closing. In the event of a change of control in the Company, or if Mr. Lucatz shall no longer be employed by us, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity.

In connection with the Share Purchase Agreement, based on an indemnification claim issued by Coolisys to the escrow agent alleging for breach of the Share Purchase Agreement, the Escrow Amount remained in escrow. On July 21, 2020, MICT management, a wholly owned subsidiary of the company and MICT (the “Seller Parties”) received a statement of claim filed in the District Court of Tel Aviv by Coolisys against the Seller Parties and its Board members [at the time the transaction was closed/after the transaction closed], in the amount of approximately $2,500,000, (the “Claim”). Pursuant to the Claim, Coolisys is alleging that certain misrepresentations in the Share Purchase Agreement resulted in losses to Coolisys and requesting, among other things, that the Court instruct the release of the Escrow Amount held by the escrow agent to Coolisys. The Company intends to defend the Claim and its position in court. An initial response is due to be filed on or before December 1, 2020. MICT and defendant directors have issued a notice of the Claim to its director and office insurance carrier seeking coverage. As of the date of hereof, the Escrow Amount remains in escrow, the annual consulting Fee has not been paid and the DPW Equity was never issued to MICT.

In March 2017, MICT entered into an Investment Banking Agreement (the “Sunrise Agreement”) with Sunrise Securities LLC and Trump Securities LLC (collectively, “Sunrise”) through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. Pursuant to a merger transaction closed by MICT as well as certain private placements completed by the Company Sunrise has raised a claim for the payment of certain fees in connection with the Agreement. Pursuant to demand issued by Sunrise, Sunrise is claiming the payment of an amount of $140,000 based on its involvement in a $9 million financing closed by MICT during July 2019 as well as the right to receive warrants comprised of 7% of the aggregate number of converted shares of common stock and warrants issued under such financing. Sunrise has requested further disclosure and may have additional claims which may give rise to litigation and/or other legal disputes. The parties have had disagreements about the applicability of the Sunrise Agreement and Company disputes in full or partially the claims. While parties are discussing a potential settlement there can be no assurance that a settlement will be reached with respect to such disagreements.

On September 22, 2020, the Company entered into a settlement and release agreement with Craig Marshak, or Marshak, in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to settlement and in consideration for a customary release and waiver for the benefit of MICT, MICT agreed to pay Marshak a sum of $125,000 in cash. Mr. Marshak then dismissed such claim.

On November 3, 2020, the Company entered into a settlement and release agreement with Maxim Group LLC, or Maxim, pursuant to which the Company and Maxim agreed to release one another from any and all claims arising out of that certain advisory agreement entered into by and between Maxim and BNN Technology PLC on February 22, 2018. In consideration therefor, as of today the Company was issued to Maxim $500,000 of Common Stock and to file a resale registration with respect to such shares.

Item 1A. Risk Factors.

Please refer to the Company’s Risk Factors included in the Company’s 424(b)(5) Prospectus filed with the SEC on November 5, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Risk Factors

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

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 15, 2020, by and among the Company, Intermediate and GFH (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

3.1*	Amendment to Certificate of Incorporation, as amended

4.1	Form of Convertible Notes (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

4.2*	Consideration Note

4.3*	Form of November 2020 Warrant

10.1	Form of Securities Purchase Agreement, dated as of April 15, 2020, by and between the Company and the Purchasers listed therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

10.2*	Form of Conversion Agreement

10.3*	Separation Agreement by and between MICT, Inc. and David Lucatz

10.4*	Loan Agreement between MICT, Inc. and Micronet Ltd., dated August 13, 2020

10.5	2020 Equity Incentive Plan

10.6*	Form of Securities Purchase Agreement

10.7*	Form of Placement Agency Agreement

11.1*	Arie Rand’s Employment Agreement

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: November 18, 2020	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Interim Chief Executive Officer

Date: November 18, 2020	By:	/s/ Arie Rand
		Name:	Arie Rand
		Title:	Chief Financial Officer