Form 10-K
period 2020-12-31
MICT, Inc.
filed 2021-03-31
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1. 2020 to December 31, 2020

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

The aggregate market value of the common stock, $0.001 par value, of the registrant held by non-affiliates, as of June 30, 2020 was approximately $12,231,267 based on a per share price of $1.47, the price at which the common stock was last sold as of June 30, 2020.

As of March 30, 2021, there were 114,177,952 shares of the issuer’s common stock outstanding.

i

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year ended December 31, 2020, or this Annual Report, to “MICT,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to MICT, Inc., together with our wholly-owned subsidiaries (as defined below). Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels. and all references to “RMB” are to legal currency of the People’s Republic of China; Our website address is included several times in this Annual Report as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Form 10-K do not constitute guarantees of future performance and actual results could differ materially from those contained in the forward-looking statements. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, in particular following the 2020 acquisition of Global Fintech Holdings Intermediate, future financial and operational performance, our anticipated future growth strategy, including the acquisition of other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed under “Risk Factors,” as well as those discussed elsewhere in the Form 10-K.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of documents referred to or incorporated by reference, the date of those documents.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ii

PART I

Item 1.	Business.

We were formed as a Delaware corporation on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary Enertec Systems Ltd., we changed our name from Micronet Enertec Technologies, Inc. to MICT, Inc. Our shares have been listed for trading on The Nasdaq Capital Market under the symbol “MICT” since April 29, 2013. Prior to July 1st 2020, MICT operated primarily through its Israel-based majority-owned subsidiary, Micronet.

On July 1, 2020, MICT completed its acquisition (the “Acquisition”) of GFH Intermediate Holdings Ltd. (“GFHI” or "Intermediate"), pursuant to that certain Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement” and "Merger"). Intermediate is a financial technology company with a marketplace in China and in other areas of the world and is currently in the process of building various platforms for business opportunities in various verticals and technology segments in order to capitalize on such technology and business. Intermediate plans to continue and advance its capabilities and its technological platforms through acquisition or license of technologies to support in growth efforts in the different market segments as more fully described below. Accordingly, after the Merger, MICT’s includes the business of Intermediate, its wholly-owned subsidiary, operating through its operating subsidiaries, as described herein.

MICT’s Business Following Acquisition of Intermediate

Overview

Our current business, following the completion of the Acquisition, is primarily comprised and focused on the growth and development of the Intermediate financial technology offering and the marketplace in China. We aim and are in the process of building various platforms for business opportunities in various verticals and technology segments in order to capitalize on such technology and business

As a result of our Acquisition of Intermediate and the subsequent work we have undertaken with the management of Intermediate, we are positioned to establish ourselves, through our operating subsidiaries, to serve the markets as a financial technology company with a significant China marketplace and in other areas of the world. Intermediate has built various platforms to capitalize on business opportunities in a range of verticals and technology segments, including:” stock trading and wealth management; oil and gas trading; and insurance brokerage and is seeking to secure material contracts in these valuable market segments in China while developing opportunities, in order to allow Intermediate to access to such markets. We will continue to add to the capabilities of such platforms through acquisition and/or the license of technologies to support these efforts in the different market segments as more fully described below. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base.

We are planning to implement our plans taking advantage of Intermediate experience and experience in local markets in China, and through the Company’s operating subsidiaries which have begun to secure material contracts in fast growing market segments in China.

Our current valuable opportunities have given us access the following market segments:

●	Stock trading and wealth management

●	Oil and gas trading

●	Insurance brokerage

As set hereunder, these opportunities are supported and shall further planned to be executed and realized through our business development efforts which as set forth herein include the acquisition of potential targets entities, business and assets (such as applicable required licenses) in the relevant business space and segments in which we plan to operate, which allow the Company to enter the market quickly and leverage on such existing assets in order to promote its growth strategy.

We have launched our insurance platform operated by GFHI for the Chinese market and from that day onward, we have been generating revenues in GFHI. While the revenues were not material in 2020, these revenues are building and we expect these revenues to grow considerably during 2021 as this business establishes itself in the market as a reputable service available to consumers.

Stock Trading and Wealth Management Platform

Overview

Intermediate is developing an advanced technology securities trading platform capable of making available to the investors and potential customers advanced investing tools by offering, through its operating subsidiaries, a fully digitized and mobile app-enabled brokerage service covering several markets. Harnessing the security, reliability and volume capabilities of this platform and its management’s longstanding commercial relationships in China, we will aim to provide investing services, including stock trading and clearing, margin financing, market data and information, and interactive social features to retail investors through our proprietary one-stop digital platform. The development of the platform is very advanced and is expected to be completed by the end of the second quarter of 2021.

As a result of our acquisition of Intermediate and our subsequent acquisition on February 26, 2021 of Huapei Global Securities, Ltd. (“Huapei”), a Hong Kong securities and investment services firm, with the completion of the acquisition we have now obtained the licenses and permits for operating the online platform and expect to launch the online stock trading platform initially in Hong Kong. This will be after rigorous testing to ensure scale and reliablility of the systems, once this is complete we will then be in a position to notifiy the Hong Kong regulator of our intended launch date of the new online trading APP.

Impact of COVID-19 and Our Responses and Opportunities

The ongoing COVID-19 pandemic disrupted business operations of many companies, in China and elsewhere. We have taken a series of measures in response to the outbreak to protect our employees, including, among others, temporary closure of some offices, remote working arrangements for our employees and travel restrictions or suspension. Our Intermediate operations, including our services to our clients and internal control over financial reporting, have not been materially affected by these measures as we timely implemented our business continuity plan without any meaningful resource constraints.

Further, in view of the increased market volatility witnessed in the global capital markets which can attributed among other we expect that such volatility if continued may led to new account sign-ups, increasing trading velocity and higher net asset inflow, which may benefited our near-term operating and financial results. To date, we have not identified any material COVID-19-related contingencies or impairments affecting the Intermediate business.

We also observed that the outbreak accelerated Hong Kong retail investors’ migration from offline trading platforms to online ones, contributing to industry consolidation among the offline brokers.

We expect our stock trading and wealth management business to benefit from our Huapei acquisition. Many traditional financial institutions that rely heavily on offline account opening and customer service models have had to suspend the operations at their physical branches, which, at this difficult time, underscores the merits of a purely online one-stop financial technology platform like ours, where clients can enjoy an end-to-end mobile experience for everything from account opening to trade execution to margin lending.

The Platform

Technology will permeate every part of our stock trading business, allowing us, as a result of our Acquisition of Intermediate, to offer a redefined user experience built upon an agile, stable, scalable and secure platform. We aim to primarily serve the emerging affluent Chinese population, pursuing a massive opportunity to facilitate a once-in-a-generation shift in the wealth management industry and build a digital gateway into broader financial services. Following our acquisition of Intermediate, we are now growing our business through its operating subsidiaries, and intend to launch our stock trading business on the premise that no one should be precluded from investing on the basis of prohibitive transaction costs or financial industry inexperience. The platform is designed to provide an elegant user experience integrating clear and relevant market data, social collaboration and best-in-class trade execution. Over time, we intend to continuously enhance this technology and build a comprehensive, user-oriented and cloud-based platform that is fully-licensed to conduct securities brokerage business beginning in China and followed by other jurisdictions. We expect this to serve as a foundation from which we can execute growth strategies and operate efficiently offering the market strong competitive products.

Through Intermediate and its operating subsidiaries, we will be able to provide investing services through a proprietary digital platform, which is being built to serve as a highly integrated application accessible through any mobile device, tablet or desktop. We intend to surround these trading and margin financing services and enhance user and client experience with market data and news, research, as well as powerful analytical tools, providing clients with a data rich foundation to simplify the investing decision-making process.

We also intend to take steps to broaden the platform’s reach and promote the exchange of information through social network services. In contrast to traditional investing platforms and other online brokers, we intend to embed social media tools to create a user-centered network and provide connectivity to users, investors, companies, analysts, media and key opinion leaders. We expect this to foster the free flow of information, reduce information asymmetry and support the investing decision-making process. For instance, users would be able to exchange market views, watch live broadcasts of corporate events, and participate in investment education courses offered through the platform. Importantly, we expect such social networking tools to serve as a powerful engagement tool. User activities would provide us with invaluable user data which informs its product development and monetization efforts.

Market Opportunity

According to iResearch Report, the market size of the online brokerage industry focusing on global Chinese investors in terms of U.S. and Hong Kong stock trading volume experienced rapid growth over the past three years. This presents an attractive market opportunity for online brokerage service providers focused on the global Chinese investor market.

In addition, China has created the regulatory conditions which enable the access for foreign investors to trade in securities, while also allowing foreign parties to participate in the operation of securities businesses as major shareholders. As published by the Chinese government, it has expressed it willingness and commitment to supporting the finance sector as an important core area of competitiveness for the country. Recent launches of major two-way securities initiatives have included Shanghai-Hong Kong Stock Connect, Shenzhen-Hong Kong Stock Connect and Shanghai-London Stock Connect. In addition, the China Securities Depositary and Clearing Co., Ltd has liberalized one person-one account restrictions.

A-shares, which are shares of companies listed and traded in the China mainland stock markets, offer diverse opportunity for investors. There are more than 4,000 A–shares companies, with listings in either Shanghai or Shenzhen Stock Exchange. In market capitalization, or value terms, China A-shares market is one of the world’s largest markets with a total value of $10 trillion as of July 23, 2020.

The Chinese stock market, including A-share market, attracts investors to invest in new economy stocks.

2020
Information Technology	23.1%
Energy	2.01%
Consumer Staples	7.9%
Materials	3.4%

Source: MSCI

Taken as a whole, the domestic A-share market has many dynamic companies in the technology and consumer spaces. Alibaba and Tencent, whose shares are both listed in the U.S., have already become household names among many U.S. investors who have admired the fast growth of these Internet and online shopping giants. Investors hope to find the next set of high-growth companies as they become available to foreign investors. Including A-shares, H-shares, Red chips, P-chips and N-chips, the Chinese stock universe has a market value in excess of $16 trillion as of June 30, 2020, according to a report by 21 Data News Laboratory.

According to data from China Securities Depositary and Clearing Co., Ltd, as of June 2020, the total number of A-share investors was 167,115,200, of which more than 99.78% were retail investors. According to a survey in the 2019 Investigation Report on Individual Investors issued by Shenzhen Stock Exchange, the average amount of stock account assets of the interviewees is RMB547,000, and the amount invested in stocks by the interviewee's accounts for 27.3% of the total family current assets.

Through Intermediate and its operating subsidiaries, we are developing an online investment platform to serve ordinary retail investors, focusing on remote account opening, artificial intelligence stock selection and intelligent trading functions through proprietary financial technology. The platform is expected to provide customers access to financial information, market conditions data, investment consulting services, a knowledge-sharing trading community, intelligent analysis and stock trading.

It is envisioned that revenues will be generated from stock trading commission income, interest income from financing and securities lending/borrowing, charges for intelligent stock recommendations and intelligent trading functions, charges from investment consulting and charges from stock trading strategy functions.

With popularization of mobile technology and growing acceptance of online trading, we believe that the online securities market is characterized by the following trends:

●	traditional brokers are shifting online while purely offline brokers are increasingly at a disadvantage or, in some cases, exiting the market altogether;

●	Internet giants continue to invest in online brokerage services, demonstrating the industry’s recognition of online brokerage services as an important component of a financial services business and potentially a gateway to broader opportunities;

●	technological barriers to entry remain high particularly relating to building a secure infrastructure that can transcend geographies and asset classes;

●	operational barriers to entry remain high particularly relating to regulatory and capital requirements;

●	user experience remains a key competitive strength as digitally born investors become a larger component of the addressable market; and

●	revenue models are evolving as competition intensifies, with ancillary and other value-added services underlying platform differentiation.

Challenges

Our ability to execute this business plan is subject to risks and uncertainties, including those relating to our ability to:

●	manage the launch of our trading platforms and our future growth;

●	navigate a complex and evolving regulatory environment;

●	offer personalized and competitive services;

●	increase the utilization of our services by users and clients;

●	maintain and enhance our relationships with our business partners;

●	enhance our technology infrastructure to support the growth of our business and maintain the security of our systems and the confidentiality of the information provided and utilized across our systems;

●	improve our operational efficiency;

●	attract, retain and motivate talented employees to support our business growth;

●	navigate economic condition and fluctuation;

●	defend ourselves against legal and regulatory actions, such as actions involving intellectual property or privacy claims; and

●	obtain any and all licenses necessary for the operation of our business.

Strategy

We aim to broadly provide a superior and comprehensive investing experience by focusing on delivering convenience and stability to our customers.

We have designed every step of our investing experience, from sourcing and researching ideas to trade execution and subsequent portfolio management, with a goal to create a simple and convenient experience. We identify the hurdles that investors, particularly retail investors, face along the investing journey, and we strive to mitigate inconvenience and information asymmetry through our platform with data and technology.

We recognize that investing is a meaningful component of our clients’ broader wealth management, for which the reliability and security of our platform is critical. With this in mind, we have built our platform to feature the following:

●	our platform features an automated multi-level protection mechanism to ensure the services and functions we deliver to our users and clients are secure;

●	we have adopted strict security policies and measures, including encryption technology and a two-factor authentication function, to protect our proprietary data such as clients’ personal information and trading data;

●	our cloud technology allows us to process large amounts of data in-house, which significantly reduces the risks involved in data storage and transmission;

●	we back up our data at different servers spread across different locations;

●	we process and execute all of our orders and transactions electronically, greatly minimizing risks associated with human error while maintaining the stability of our platform.

●	our proprietary technology system analyzes and predicts malicious attacks and enables us to respond to challenges and attacks promptly.

Our Services

Through Intermediate and its operating subsidiaries, we presently, and will in the future, plan to provide users of the platform and clients a comprehensive set of services throughout their investing experience. Our core services will include trade execution and margin financing. We intend to surround such core offerings with a variety of value-added services, including securities lending services, market data and information services, and user community and social interaction functions, many of which we plan to provide free of charge, to address the clients’ broader brokerage needs as well as increase general client engagement.

Trade Execution

We presently, and will in the future, plan to provide trading, clearing and settlement services beginning with account opening and extending through portfolio management. Opening a brokerage account has historically been a time-consuming and paper-intensive process, both for investors and brokerages. In developing our platform, we intended to break down this point of friction and meaningfully improve the account opening process. We believe that a significant driver of our client base growth is our ability to reduce unnecessary friction in the account opening process. Once a client has opened a trading account, they may place orders on our platform. Placing an order is simple and intuitive and involves identifying the securities and the size of the trade, either in terms of the number of shares or the value of the trade in instances where fractions of a share can be traded.

The trade execution process is entirely online and automated. We aggregate orders simultaneously and form trading instructions which are delivered to respective exchanges.

As a result of the operational efficiencies afforded by our technology, we are able to sustainably charge a lower brokerage commission rate for online trading as compared to many of our competitors. In general, our revenues from securities brokerage services includes brokerage commissions and platform service fees from our clients, which are recognized on a trade-date basis when the relevant transactions are executed.

Margin Financing

Our margin financing services will provide real-time, cross-market securities-backed financing to our clients. We have grown these services rapidly since introduction, a reflection, we believe, of both our ability to cross-sell as well as our clients’ receptivity to increasingly sophisticated investing tools delivered seamlessly.

Our margin financing services will offer margin financing to clients who trade securities listed on [the Hong Kong Stock Exchange, the major stock exchanges in the U.S. as well as qualified securities under the Hong Kong, Shanghai and Shenzhen Stock Connect]. All financing extended to our clients is secured by acceptable securities pledged to us. Our trading system can automatically pledge cross-market account assets so that the value in a client’s multiple trading accounts, which may include cash in different currencies and acceptable securities listed on the three markets, will be aggregated when calculating the value of the client’s collateral. In particular, this provides significant efficiencies as it eliminates the costs and procedures involved in cross-market currency translation or exchange.

Our clients are eligible for margin financing services when they hold securities that are acceptable as pledges to us in their accounts. The credit line for each eligible client is determined based on the securities across all of his or her trading accounts. The margin financing services for eligible margin financing clients are activated automatically, when the funds in their accounts are not sufficient to purchase the desired securities and there are still sufficient balance in their credit lines.

A list of securities acceptable as collateral to us and their respective margin ratios are regularly updated and shared with our clients. When we establish a risk management team, it will determine the margin ratio for each of the acceptable securities based on the trading frequency, historical price fluctuations and general market volatility. We also reference the financing terms of major financial institutions in establishing our margin ratios, and we typically find our margin requirements to be equal or lower. We believe this has differentiated our risk controls. Our margin ratios are monitored in real-time and our risk management team will reviewe and will adjust the margin ratio for each acceptable security on a regular basis and more frequently in the case of a significant and rapid price decline.

Once our margin financing business is launched, we will be financed mostly from our own working capital loans.

Users and Clients

We are growing Intermediate’s client base mainly through online and offline marketing and promotional activities, including those through external marketing channels that we will cooperate with and directly pay for as well as promotions and marketing campaigns conducted on the platform, word-of-mouth referrals, and our corporate services.

Risk Management

Through Intermediate, we are establishing a comprehensive and robust technology-driven risk management system to manage risks across our business and ensure compliance with relevant laws and regulations. We will establish a risk management committee which formulates key risk management policies and procedures and a risk management team having relevant experience to execute these policies and procedures.

Data Security and Protection

Through Intermediate, we are establishing a comprehensive security system, to be supported by our network situational awareness and risk management system. The security system is designed with the capability to handle massive malicious attacks to safeguard the security of the platform and to protect the privacy of its users and clients.

Through Intermediate, we are establishing a data security team of engineers and technicians dedicated to protecting the security of our data. We also plan to adopt a strict data protection policy and stringent internal protocols to ensure the security of our proprietary data. On the client side, we plan to develop a dual identification verification function to protect its clients’ account security.

Competition

The market for online insurance brokerage services is emerging and rapidly evolving. Intermediate, through its operating subsidiaries, had positioned itself as an online Insurance brokerage company focusing its operations and business in the China marketplace based on its strong background and abundant resources in China. For example, in February 2021, Intermediate indirectly acquired a Chinese insurance brokerage company, Beijing Fucheng Insurance Brokerage Co., Ltd. Intermediate. It is competing with three types of competitors in this market, including pure-play online brokerage companies, hybrid brokerage companies featuring a combination of online and offline channels and brokerage business units within commercial banks.

Intermediate believes that the size of its user database and the capacities of the platform being built make it well-positioned to effectively compete with other insurance platforms. However, many current or future competitors may have longer operating histories, greater brand recognition, stronger infrastructure, larger client bases or greater financial, technical or marketing resources than we do.

In the online stock trading business currently under development there are many competitors that are already operating of various sizes offering access to overseas markets and wealth management products. The Market is growing rapidly we are confident that our expanded product offering and marketing strategy will enable us to capture good market share.

Licenses

Intermediate currently conducts its business in China through its operating subsidiaries, and is, therefore, subject to the relevant restrictions of the regulatory requirements of China, as well as the BVI.

Under existing PRC securities laws and regulations, entities operating securities brokerage business in the PRC are required to obtain a securities brokerage license; entities operating securities investment consulting businesses shall be subject to the approval of the CSRC and obtain the operation permit for a securities investment consulting business; and entities operating margin financing and securities lending businesses shall be subject to the approval of the CSRC and obtain the securities business operation permit.

Insurance Platform

Through its regulatory actions, the Chinese government has presented a policy-based opportunity for Intermediate to develop significant products for the insurance industry. This market has been opened to foreign investors, who are now allowed to have a significant ownership in insurance companies. Furthermore, foreign joint-venture companies may transact insurance business both online and offline. Major joint venture insurance companies in China include ICBC-AXA Life Insurance, CITIC Prudential and CMB-CIGNA.

Intermediate believes the addressable market in insurance to be very substantial in China. According to a report by the China Banking and Insurance Regulatory Commission, life insurance revenues totaled RMB 2.2 trillion in 2019, while health insurance revenues were RMB 706,600 million. These figures are believed to be relatively small for a population of 1.4 billion in China. Local insurance companies in China still lack the range of products and levels of service offered by global insurers based in the US and Europe.

The Chinese insurance market by sector and size, 2017-2019

	Property Insurance (Unit: RMB 100 Million)	Life Insurance (Unit: RMB 100 Million)	Health Insurance (Unit: RMB 100 Million)	Accident Insurance (Unit: RMB 100 Million)	Total (Unit: RMB 100 Million)
2017	9,834.66	21,455.57	4,389.46	901.32	36,581.01
2018	10,770.08	20,722.86	5,448.13	1,075.55	38,016.62
2019	11,649	22,754	7,066	1,175	42,645

Source: China Insurance Regulatory Commission

Intermediate has built an advanced online insurance platform based on proprietary technology, which is designed to achieve deep market penetration.

The insurance market in China is still comparatively immature compared to the insurance market in the West. Accordingly, it offers a poorer choice of products, and its use of technology is not as advanced or widespread, resulting in limited penetration of the potential insurance market in China. A large proportion of insurance sales in China are arranged by independent sales agents and small brokers, which encounter a range of problems, including delays in receiving quotes from insurers, delays in receipt of commissions and inadequate tools and technology to serve customers.

The technology and platform developed by Intermediate has been designed to address all of the problems encountered by both the customers and the sales agents, including through the improvement of the product range and access to such products, as well as increasing efficiencies and information handling. Intermediate intends to offer insurance premium financing to customers, while also accelerating commission payments to sales agents. This platform can be further developed, enabling additional services and products to be launched, such as medical advertising and financing, to create additional revenue streams.

Intermediate, through its operating subsidiaries, aims to offer a broad range of insurance products, including, but not limited to, life insurance, property insurance, motor insurance, accident insurance, travel insurance and medical insurance. We intend to drive insurance sales by attracting established sales agents to contract with the platform, as well as through commercial partnerships with some of China’s largest online portals and corporates. In addition, Intermediate will market its insurance products to users of its existing database of and it also aims to cross sell to customers of its other business verticals.

Revenues streams for the insurance brokerage are expected to come from commissions earned on insurance sales, as well as from finance fees, insurer marketing fees and through the monetization of Intermediate’s big data.

Intermediate’s technology is at the forefront of our insurance brokerage, including through the offering of user-centric online insurance platforms and apps, as well as through features such as insurance comparison tools. Technology is also utilized to provide an intuitive user dashboard, a range of innovative sales agent tools and a secure sales agent portal.

Intermediate, through its operating subsidiaries, has recruited a team of accomplished insurance industry and technology specialists, including senior executives from several of China’s largest listed and unlisted insurance companies, as well as from a number of China’s leading technology companies.

Oil and Gas Trading Platform

Intermediate currently develops and is looking to partner with a significant Chinese organization to build an oil and gas trading technology platform supporting two major elements of China’s energy sector.

In 2015, the Shanghai Free Trade Zone was incorporated and approved by the Shanghai Municipal People’s Government for construction, becoming a national oil and gas spot trading platform. The Free Trade Zone aims ultimately to become an internationally influential oil and gas trading platform, information exchange and financial market in its own right.

Shanghai Petroleum and Natural Gas Exchange (the “PNG Exchange”) is a national energy trading platform established in the Shanghai Free Trade Zone with ten shareholders comprising the Xinhua News Agency, CNPC, Sinopec, CNOOC, Shenergy, Beijing Gas, ENN, China Gas, Towngas and China Huaneng.

In 2018, the PNG Exchange had 2,242 corporate members with active members exceeding 500 companies. By the end of 2019, the number of corporate members of PNG Exchange increased to 2,571.

According to the China Central Administration of Customs China, crude oil imports reached RMB 1,669,697,209,337 in 2019. Natural gas imports were RMB 287,298,753,366. According to PNG Exchange, by the end of 2019, the PNG Exchange’s pipeline natural gas turnover was 71.296 billion cubic meters, and liquefied natural gas (“LNG”) turnover was 63.323 million tons.

Separate from the Shanghai Free Trade Zone and representing an important element of the opportunity for Intermediate, the Ningbo Daxie Energy Industry Development Zone (the “Development Zone”) is located in the southern wing of the Yangtze River Delta, the most dynamic economic area in China. The Development Zone is the core area of the world’s largest port, Ningbo Zhoushan Port, closely adjacent to the international deep-water channel. The Development Zone is the first in Zhejiang Province with a revenue of more than RMB 10 billion yuan. It is the transit storage and transportation site of East China Energy, with annual energy trade sales of more than RMB 200 billion.

In 2018, the total import and export volume of the Development Zone exceeded RMB 30 billion, accounting for 69% of the total import and export volume of the region, an increase of 17.5% as compared to 2017. By contrast, the Development Zone’s crude oil and LNG import accounted for 7% and 12% of that of the country, respectively, achieving energy trade sales of RMB 222.5 billion yuan in 2018.

The PNG Exchange has built relationships to bring oil and gas offerings to leading commodity and futures exchanges within China. As a result, it is hoped that the PNG Exchange will significantly increase its market share of oil and gas trading within mainland China. Intermediate, through its operating subsidiaries, intends to provide services to a large number of the PNG Exchange’s existing clients as well as look to provide those same services to new clients that the PNG Exchange may capture as a result of moving into both commodity and futures trading for the first time. Intermediate, through its operating subsidiaries, will generate revenue through both transaction fees from the provision of services to its clients and the PNG Exchange’s clients trading on those platforms, as well as through the provision of margin financing to those clients and the rest of the PNG Exchange’s customer base.

Intermediate had secured a Domestic Class-A Member Service Charge contract with the PNG Exchange encompassing:

●	Providing trading, settlement and clearing services;

●	Special trading for large users according to actual needs;

●	The research and development of relevant new products;

●	Intermediary services for the natural gas industry in the industrial park area and coordination with the local government relations;

●	Providing intermediary and assistance services for obtaining preferential policies for the Shanghai Free Trade Zone;

●	Establishing communication channels with industry competent departments and leading enterprises;

●	Providing 10 China Natural Gas Information Terminals (E-GAS) login accounts, jointly developed with a leading Chinese organization, providing industry prices, data, indices and information;

●	Providing a price index;

●	Providing an annual research report on the petroleum and natural gas industry;

●	Providing professional knowledge training in petroleum and natural gas spot and futures trading;

●	Providing opportunities for participation in policy interpretation and industry analysis meetings attended by competent government departments or industry authorities;

●	Communication services;

●	Participation in prestigious industry forums, including the Lujiazui Energy and Finance Forum; and

●	Assisting in providing financing services via banks and other financial institutions for domestic Class-A members.

Regulations

Intermediate’s platforms in China, provided through its operating subsidiaries, will be subject to the following laws and regulations that are specific to the industries in which it plans to conduct businesses, in addition to the PRC laws and regulations that are generally applicable to the contemplated businesses in China:

PRC Regulations Relating to Securities Brokerage Business

Under existing PRC securities laws and regulations, including the PRC Securities Law, which became effective on August 31, 2014, and has been amended and effective on March 1, 2020, operating securities business in the PRC, including among others, securities brokerage business, futures brokerage business, stock option brokerage business, and securities and futures investment consulting services, requires a securities brokerage license or certain other approvals from the CSRC. Failure to comply with such laws and regulations may result in penalties, including rectification requirements, confiscation of illegal proceeds, fines or even shutting down of business. According to the PRC Securities Law, securities companies shall meet the following requirements to engage in security brokerage business: (i) have articles of association that comply with the relevant laws and administrative regulations; (ii) the major shareholders and the actual controller of the company have good financial status and integrity records, and have committed no major violations of laws and regulations in the past three years; (iii) have the corporate registered capital that meets the requirements of the law (for securities brokerage business, such registered capital shall be no less than RMB50 million and shall be paid-in capital); (iv) the directors, supervisors, senior officers and practitioners meet the requirements stipulated in the law; (v) have sound risk management and internal control systems; (vi) have satisfactory business premises, operating facilities and information technology systems; and (vii) meet any other requirements prescribed in any law or administrative regulation or by the securities regulatory authority under the State Council that has been approved by the State Council. In addition, according to the Regulations on the Supervision and Administration of Securities Companies, which was promulgated by the State Council on June 1, 2008 and further amended effective as of July 29, 2014, entities or individuals in any of the following circumstances cannot become shareholders or actual controllers holding more than 5% stock rights of a securities company: (i) have been sentenced punishment because of intentional crimes and served fully the penalty term, but with a discharge period of less than 3 years; (ii) net assets are less than 50% of the paid-up capital or the contingent debt reaches 50% of the net assets; (iii) are unable to repay due debts; or (iv) other circumstances as determined by the securities regulatory body under the State Council.

Regulations of Securities Brokerage

Securities brokerage business refers to business activities in securities trading, which are entrusted by investors to process trading orders and handle liquidation and settlement. According to the Regulations on Supervision and Management of Securities Companies and the Provisions on Strengthening the Management of the Securities Brokerage Business, which came into effect on May 1, 2010, the following conditions shall be met for a securities companies to engage in securities brokerage business: it shall establish sound management system for securities brokerage business, and implement centralized and standardized management for the securities brokerage business in order to prevent conflict of interests between the firm and its clients, and earnestly perform its anti-money laundering obligations to prevent any actions which would damage the legal rights of its clients; it shall objectively state its business qualification, service responsibility and scope etc.; it shall not provide false or misleading information; it shall not carry out its business by means of unfair competition; and it shall not induce any investors without investment intention or risk tolerance ability to participate in securities trading activities; it shall establish sound client management system and client service system for securities brokerage business, strengthen investor education and protect clients’ legal rights and interests; it shall establish sound staff management system and rational performance appraisal system for securities brokerage business to regulate staff’s behaviors; it shall establish sound management system for its securities business units to ensure a regulated, stable and safe operation of its securities business units; it shall establish and manage comprehensive information systems, with functions such as client account management, client deposits management, proxy trading, proxy clearing and settlement, securities depository and transaction risk monitoring, and various business data shall be stored centrally; if an employee or a practitioner at a securities company violates laws, administrative regulations, provisions stipulated by the regulatory agencies and other administrative departments, self-regulatory rules or regulations stipulated by securities companies for securities brokerage business, the securities company shall hold the employee or practitioner accountable. If a securities company or a securities business unit violates the above stipulations, the CSRC and its branches will take measures such as issuance of rectification order, regulatory interview, issuance of caution letter, temporarily suspension of handling for administrative license-related documents, punishment of related personnel, suspension of approval for new businesses, limiting business activities and other regulatory measures, as the case may be. Any violation of laws and regulations will be punished by laws. If a crime is committed, the securities company or the unit will be transferred to the proper judicial organization for prosecution.

A securities company that engages in securities brokerage business should examine whether the client accounts contain sufficient funds and securities. If the customer’s capital account contains insufficient funds, it shall not accept a purchase order; if the customer’s securities account contains insufficient securities, it shall not accept a sell order. For a securities company that engages in securities brokerage business, the trading settlement funds of its clients shall be deposited in a designated commercial bank and managed by a separated account opened in the name of each customer.

Regulations of Securities Investment Consulting Business.

According to the Interim Measures for the Administration of Securities and Futures Investment Consulting, which came into effect on April 1, 1998, the securities investment consulting service means any analysis, prediction, recommendations or other directly or indirectly charged consulting services provided by securities investment consulting institutions and their investment consultants to securities investors or clients, including: (i) to accept any entrustment from any investor or client to provide securities or futures investment consulting services; (ii) to hold any consulting seminar, lecture or analysis related to securities or futures investment; (iii) to write any article, commentary or report on securities or futures investment consultancy in any newspaper or periodical, or to provide securities or futures investment consulting services through media such as radio or television; (iv) to provide securities or futures investment consulting services through telecommunications facilities such as telephone, fax, computer network; and (v) other forms recognized by the CSRC. In addition, all institutions shall obtain the operation permits issued by the CSRC and all person must obtain professional qualification as a securities investment consultant and joining a qualified securities investment consulting institution before engaged in securities investment consulting service. Institutions applying for securities investment consultancy qualifications shall meet the following conditions: (i) have more than five full-time staff members with qualifications for securities investment consultancy and at least one of their senior management personnel shall have the qualification for securities investment consultancy; (ii) the registered capital shall be more than RMB1 million; (iii) have fixed business venue and communications and other information transformation facilities suitable for the business shall be furnished; (iv) the articles of association shall be formulated; (v) the internal management system shall be complete and sound; and (vi) other conditions required by the CSRC shall be met. Securities investment consultants who apply for securities investment consultancy qualifications shall meet the following requirements: (i) have the Chinese citizenship; (ii) shall a full civil capacity; (iii) have a good moral character, integrity, honesty and a good professional ethic; (iv) have no record of criminal sanction or serious administrative penalty in connection with securities and futures business; (v) have a bachelor degree or higher; (vi) have over 2-year work experience in securities business; (vii) have passed the unified qualification examination for a securities practitioner as organized by the CSRC; and (viii) other requirements specified by the CSRC.

According to the Notice with Respect to Certain Issues on Regulating the Securities Investment Consulting Services Provided for the Public, which was promulgated by the CSRC on October 11, 2001 and amended on October 30, 2020, media which disseminate securities-related information shall not publish or broadcast any analysis, prediction or recommendation in respect of the trends of securities markets and securities products, as well as the feasibility of the securities investment made by any institution which does not obtain the operation permits for securities investment consulting services or any individual who has not been employed by securities investment consulting institutions and does not meet the relevant employment requirements. Any media in violation of the foregoing stipulation will be subject to reprimand or exposure by the CSRC, or be transferred to competent department or judicial organ for further handling.

According to the Interim Provisions on the Securities Investment Advisory Business, which was promulgated on October 12, 2010 and amended on March 20, 2020, securities investment advisory business is a basic form of securities investment consulting business. Securities companies, securities investment consultancy agencies and their staff shall provide securities investment advisory services in good faith with earnest and prudence. When providing securities investment advisory service, a securities company and its investment advisors shall be loyal to clients’ interests and shall not jeopardize clients’ interests in favor of the company and its related parties, jeopardize clients’ interests in favor of the securities investment advisors and their stakeholders, or jeopardize certain clients’ interests in favor of some specific clients.

According to the Interim Provisions on the Release of Securities Research Report which was promulgated on October 12, 2010 and amended on March 20, 2020, the release of securities research report is a basic form of securities investment consulting business. The above provisions stipulate that the publishing of securities research reports by securities companies and securities investment advisory agencies shall abide by laws, administrative regulations and other relevant requirements, follow the principles of independence, objectiveness, fairness and prudence, effectively prevent conflicts of interest, and treat objects under issuance in a fair manner. They shall also be prohibited from disseminating false, untrue and misleading information, and from engaging in or participating in insider trading or securities market manipulation.

On December 5, 2012, the CSRC published the Interim Provisions on Strengthening the Regulation over Securities Investment Consulting Services by Using “Stock Recommendation Software” Products, or the Interim Provisions, which was amended on October 30, 2020. Pursuant to the Interim Provisions, “stock recommendation software” are defined as any software products, software tools or terminal devices with one or more of the following securities investment consulting services: (i) providing investment analysis on specific securities investment products or predicting the price trends of specific securities investment products; (ii) recommending the selection of specific securities investments products; (iii) recommending the timing for trading specific securities investments products; and/or (iv) providing other securities investment analysis, prediction or recommendations. Therefore, selling or providing “stock recommendation software” products to investors and directly or indirectly obtain economic benefits therefrom shall be considered as engaging in securities investment consulting business and the operation permits for securities investment consulting services from the CSRC shall be obtained.

Regulations of Margin Financing and Securities Lending Business

The Administrative Measures for Margin Financing and Securities Lending Business for Securities Companies which was amended and came into effect on July 1, 2015 has stipulated that conduct of margin financing and securities lending business by a securities company shall be subject to approval of the CSRC. Securities companies engaging in margin financing and securities lending business shall open accounts in their own name at securities registrars, including special securities lending account, guaranteed securities account for client margin trading, securities settlement account for margin trading and capital settlement account for margin trading. Such securities companies shall also open accounts in their own name at commercial banks, including special capital account for margin trading and guaranteed capital account for client margin trading. Securities companies shall enter into client margin custody agreement with their clients and commercial banks by keeping settlement funds for client transactions under third-party custody. Securities companies may only utilize funds in the special capital account for margin financing to provide financing for clients, and securities companies may only utilize the securities in the special securities account for securities lending to provide securities lending to clients. Securities companies shall not open credit accounts for clients who have not provided the relevant information as required or have engaged in securities trading for less than six months, or are lack of risk tolerance, or whose daily average balance of securities assets in the last 20 trading days is less than RMB500,000, or have past record of material default, and shall also not open credit accounts for shareholders and connected persons of the company. The aggregate amount of margin financing and securities lending services provided by a securities company shall not be more than 4 times of its net capital.

According to the Guidelines of the Internal Control of Margin Financing and Securities Lending of Securities Companies, which was amended and came into effect on October 26, 2011, the Implementation Rules of Shanghai Stock Exchange on Margin Financing and Securities Lending, which was amended and came into effect on August 19, 2019, the Implementation Rules of Shenzhen Stock Exchange on Margin Financing and Securities Lending, which was amended and came into effect on August 19, 2019, securities companies engaging in margin financing and securities lending business shall keep clients’ assets secured, and strengthen risk control and business inspection. Besides, business procedure and target securities for margin financing and securities lending business are also defined under the above guidelines and rules.

Pursuant to the Provisional Measures on the Supervision and Administration of the Refinancing Business which was amended and came into effect on December 7, 2017, refinancing business refers to operating activities whereby a securities finance company lends out funds or securities which are owned or lawfully raised by it to other securities companies to facilitate their operations of margin financing and securities lending business. The above measures regulate the refinancing business in various aspects, including the business subject, the rules of refinancing business, sources of capital and securities, disposal of equity interest as well as supervision and management.

Regulations of Foreign Investment in Securities Companies

The Company Law of the PRC, which was promulgated by the Standing Committee of the National People’s Congress, or the SCNPC, on December 29, 1993, came into effect on July 1, 1994, and was most recently amended in 2018, provides that companies established in the PRC may either be limited liability companies or companies limited by shares. Each company has the status of a legal person and owns its own assets. Assets of a company may be used in full for the company’s liability. The Company Law applies to foreign-invested companies unless relevant laws provide otherwise.

The Foreign Investment Law of the PRC was formally adopted by the Second session of the 13th National People’s Congress on March 15, 2019, which came into effect on January 1, 2020 and, together with their implementation rules and ancillary regulations, replaced the trio of laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law of the PRC, the Sino-foreign Cooperative Joint Venture Enterprise Law of PRC.

Investment activities in the PRC by foreign investors are governed by the Guidance Catalog of Industries for Foreign Investment, or the Guidance Catalog, which was promulgated and is amended from time to time by the Ministry of Commerce of the PRC, or the MOFCOM and the National Development and Reform Commission (“NDRC”). The Guidance Catalog divides industries into three categories in terms of foreign investment, which are “encouraged,” “restricted” and “prohibited,” and any industries not listed under one of these categories are generally deemed to be permitted.

On June 28, 2018, the MOFCOM and NDRC further promulgated the Special Administrative Measures for Market Access of Foreign Investment (Negative List) (2018 Edition), or the 2018 Negative List, to amend the Guidance Catalogue. On June 30, 2019, the MOFCOM and NDRC issued the Special Administrative Measures for Market Access of Foreign Investment (Negative List) (2019 Edition), or the 2019 Negative List, replacing the 2018 Negative List. The 2019 Negative List provides that foreign investors shall hold no more than 51% of the equity interests in securities company, but such restriction has been lifted by the Special Administrative Measures for Market Access of Foreign Investment (Negative List) (2020 Edition), or the 2020 Negative List, which was jointly promulgated by the MOFCOM and NDRC on June 23, 2020 and became effective on July 23, 2020.

In addition, the Administrative measures for Foreign-invested Securities Companies promulgated by the CSRC on April 28, 2018 and amended on March 20, 2020, has special requirements for a foreign-invested securities company, including the following requirements on its overseas shareholder, business scope, methods of capital contribution:

●	the country or region of domicile of the overseas shareholder of the foreign-invested securities company shall have sound securities laws and regulatory systems, and relevant financial regulatory authorities shall have signed a memorandum of understanding on securities regulatory cooperation, and been maintaining effective regulatory partnership, with the CSRC or institutions recognized by the CSRC;

●	the overseas shareholder of the foreign-invested securities company shall be a financial institution duly established in its country or region of domicile whose financial indicators over the past three years meet the requirements of laws and regulatory authorities in its country or region of domicile;

●	the overseas shareholder of the foreign-invested securities company shall have been engaging in securities business for five or more consecutive years, and have neither been given any major punishment by regulatory authorities or administrative or judicial organs in its country or region of domicile over the past three years, nor been under ongoing investigation by relevant authorities due to suspected grave violations of laws and regulations;

●	the overseas shareholder of the foreign-invested securities company shall have a robust internal control system;

●	the overseas shareholder of the foreign-invested securities company shall enjoy a favorable international reputation and operating performance, rank among the top globally in terms of business size, revenue and profit over the past three years, and maintain long-term credit rating at a high level over the past three years;

●	the initial scope of business of the foreign-invested securities company shall match the experiences of its controlling shareholder or the largest shareholder in running securities business;

●	the overseas shareholder of the foreign-invested securities company shall make capital contribution in freely convertible currencies; and

●	other prudent conditions stipulated by the CSRC.

PRC Regulations Relating to Insurance Agencies, Insurance Brokers and Other Intermediaries

The insurance industry is heavily regulated in the PRC. The applicable laws and regulations governing insurance activities undertaken within the territories of the PRC consist principally of the PRC Insurance Law and rules and regulations promulgated under that law. China Banking and Insurance Regulatory Commission, or the CBIRC, is the authority authorized by the PRC State Council to regulate and supervise the insurance industry in the PRC.

The PRC Insurance Law, which provided the initial framework for regulating the PRC insurance industry, was enacted in 1995, and significantly amended on January 1, 2003, October 1, 2009, August 31, 2014 and April 24, 2015. Among other things, the major provisions of the PRC Insurance Law include: (1) licensing of insurance companies and insurance intermediaries, such as agents and brokers; (2) separation of property and casualty business and life insurance business; (3) regulation of market conduct by participants; (4) substantive regulation of insurance products; (5) regulation of the financial condition and performance of insurance companies; and (6) supervisory and enforcement powers of the CBIRC

Regulations of Insurance Agencies

According to the Provisions on the Regulation of Insurance Agents, or the PRIA, which was promulgated by the China Banking and Insurance Regulatory Commission (CBIRC) on November 12, 2020 and was effective on January 1, 2021, the establishment of an insurance agency is subject to minimum registered capital requirement and other requirements and to the approval of the CBIRC. The term “insurance agency” refers to an institution or individual, including professional insurance agency, concurrent-business insurance agency and individual insurance agent, who, under the entrustment by an insurance company, collects corresponding commission therefrom, and, within the scope of authorization thereby, handles insurance business on behalf of the insurance company. A professional insurance agency company may take any of the following forms: (i) a limited liability company; or (ii) a joint stock limited company. The minimum registered capital of a professional insurance agency company whose business area is not limited to the province, autonomous region, municipality directly under the central government or city specifically designated in the state plan where its place of registration is located shall be RMB50 million. The minimum registered capital of a professional insurance agency company whose business area is the province, autonomous region, municipality directly under the central government or city specifically designated in the state plan where its place of registration is located shall be RMB20 million. The registered capital of a professional insurance agency company must be paid-in monetary capital. A professional insurance agency may engage in all or part of the following businesses:

●	sales of insurance products as an agency;

●	collection of insurance premiums as an agency;

●	loss investigation and claims settlement of insurance-related services as an agency; and

●	other relevant businesses as prescribed by the insurance regulator under the State Council.

The name of a professional insurance agency company must contain the words “insurance agency”. A professional insurance agency falling under any of the following circumstances shall, within five days from the date on which such circumstance arise, report the same via the regulatory information system prescribed by the insurance regulator under the State Council, and make public disclosure thereof as required: (i) change of name, domicile or business premises; (ii) change of any shareholder, registered capital or form of organization; (iii) change of the name of any shareholder or the amount of capital contribution; (iv) changing the company’s articles of association; (v) making equity investment, establishing any overseas insurance institution or non-business institution; (vi) undergoing division, merger or dissolution, or any of its branches terminating insurance agency business activities; (vii) change of the main principal of any branch other than a provincial-level branch office; (viii) being subjected to administrative punishment or a criminal penalty, or under investigation for being suspected of committing any illegal or criminal offense; or (ix) any other matter to be reported as prescribed by the insurance regulator under the State Council. The senior managers of an insurance agency or its branches must meet specific qualification requirements and each senior manager of a professional insurance agency shall obtain the post-holding qualification approved by the competent insurance regulator prior to holding the post.

Under the PRIA, a professional insurance agency or a concurrent-business insurance agency collecting insurance premiums by proxy shall open an independent account for the collection of insurance premiums by proxy for settlement. A professional insurance agency or a concurrent-business insurance agency shall open an independent account for the collection of commission. They may not engage in the following activities: engaging in insurance agency business that may exceed the business scope and business area of the relevant principal insurance company; modifying any publicity material provided by the relevant principal insurance company without authorization; damaging the commercial goodwill of any competitor by means of fabricating or disseminating misrepresented facts, etc., or disrupting the order of the insurance market through false advertising, false publicity or other acts of unfair competition; having any insurance agency business dealing with an institution or individual illegally engaging in insurance business or insurance intermediary business; deducting any insurance commission directly from insurance premiums collected by proxy.

Regulations of Insurance Brokerages

The principal regulation governing insurance brokerages is the Provisions on the Supervision and Administration of Insurance Brokers, or the POSAIB, promulgated by the China Insurance Regulatory Commission, or the CIRC (the predecessor of the CBIRC) on February 1, 2018 and effective on May 1, 2018. The term of “insurance broker” refers to an entity which, representing the interests of insurance applicants, acts as an intermediary between insurance applicants and insurance companies for entering into insurance contracts, and collects commissions for the provision of such brokering services. To engage in insurance brokerage business within the territory of the PRC, an insurance brokerage shall satisfy the requirements prescribed by the CIRC and obtain an insurance brokerage business permit issued by the CIRC, after obtaining a business license. An insurance brokerage may take any of the following forms: (i) a limited liability company; or (ii) a joint stock limited company. The minimum registered capital of an insurance brokerage company whose business area is not limited to the province in which it is registered is RMB50 million while the minimum registered capital of an insurance brokerage company whose business area is limited to its place of registration is RMB10 million. The name of an insurance broker shall include the words “insurance brokerage.” An insurance brokerage may conduct the following insurance brokering businesses:

●	making insurance proposals, selecting insurance companies and handling the insurance application procedures for the insurance applicants;

●	assisting the insured or the beneficiary to claim compensation;

●	reinsurance brokering business;

●	providing consulting services to clients with respect to disaster and damage prevention, risk assessment and risk management; and

●	other business activities approved by the CIRC.

According to the POSAIB, to operate insurance brokerage business, an insurance brokerage company shall satisfy the following conditions: (i) its shareholders meet the requirements thereof, and make capital contribution with their self-owned, true and lawful funds instead of bank loans or non-self-owned funds in various forms; (ii) its registered capital meets the requirements above and is under the custody in accordance with the relevant provisions of the CIRC; (iii) its business scope recorded in the business license is in compliance with the relevant provisions; (iv) its articles of association are in conformity with the relevant provisions; (v) its company name is in conformity with the relevant provisions; (vi) its senior officers meet the qualification requirements thereof; (vii) it has established a governance structure and internal control system as stipulated by the CIRC, and a scientifically and reasonably feasible business mode; (viii) it has a fixed domicile in line with its scale of business; (ix) it has a business and financial information management system as stipulated by the CIRC; and (x) other conditions provided for in laws and administrative regulations and by the CIRC. In addition, any entities or individuals who are under any of the following circumstances may not be a shareholder of an insurance brokerage company: (i) have been punished or subject to major administrative penalties during the last five years; (ii) are being investigated by the relevant departments for suspected major offenses; (iii) have been identified as a subject of joint sanctions against discreditable conduct by relevant state authorities due to a serious discreditable conduct and shall be sanctioned accordingly in the insurance sector, or has had other bad records of serious discredits within the most recent five years; (iv) cannot invest in any enterprises in accordance with laws and administrative regulations; or (v) other circumstances where the CIRC deems the entity or individual inappropriate to be a shareholder of an insurance brokerage company in accordance with the principle of prudential supervision.

An insurance brokerage shall submit a written report to the CIRC and make public disclosure within five days from the date of occurrence of any of the following matters: (i) change of name, domicile or business premises; (ii) change of shareholders, registered capital or form of organization; (iii) change of names of shareholders or capital contributions; (iv) amendment to the articles of association; (v) equity investment, establishment of offshore insurance related entities or non-operational organizations; (vi) division, merger and dissolution or termination of insurance brokering business activities of its branches; (vii) change of the primary person in charge of its branches other than provincial branches; (viii) being a subject of administrative or criminal penalties, or under investigation for suspected involvement in any violation of law or a crime; and (ix) other reportable events prescribed by the CIRC.

Insurance brokerage are not allowed to sell non-insurance financial products, except for those products approved by relevant financial regulatory institutions and the insurance brokerage shall obtain relevant qualification in order to sell non-insurance related financial products that meets regulatory requirements.

Personnel of an insurance brokerage and its branches who engage in any of the insurance brokering businesses described above must comply with the qualification requirements prescribed by the CIRC. The senior managers of an insurance brokerage must meet specific qualification requirements set forth in the POSAIB.

Regulation of Internet Insurance Businesses

The principal regulation governing the operation of Internet insurance business is the Measures for the Regulation of Internet Insurance Business, or Regulation of Internet Insurance Business, promulgated by the CBIRC on December 7, 2020 and effective on February 1, 2021. Under the Regulation of Internet Insurance Business, the term of “Internet insurance business” refers to insurance operating activities in which insurance institutions conclude insurance contracts and provide insurance services relying on the Internet. Insurance institutions include insurance companies (including mutual insurance organizations and internet insurance companies) and insurance intermediaries; insurance intermediaries include insurance agents (excluding individual insurance agents), insurance brokers and insurance loss adjusters; insurance agents (excluding individual insurance agents) include professional insurance agencies, banks as concurrent-business insurance agencies and internet enterprises that have legally obtained insurance agency business permits; and professional insurance intermediaries include professional insurance agencies, insurance brokers and insurance loss adjusters. Self-operated network platform refers to any network platform being independently operated while enjoying complete data permission, which is legally established by an insurance institution for the purpose of internet insurance business operation. No network platform established by any branch of an insurance institution or any non-insurance institution with a related-party relationship with an insurance institution in terms of equity, personnel, etc., belongs to the category of self-operated network platform. Internet insurance product refers to any insurance product sold by an insurance institution via the Internet.

An insurance institution which conducts internet insurance business along with its self-operated network platform shall meet the following conditions: (i) its service access place is located within the territory of the PRC; if its self-operated network platform is a website or mobile application, it shall legally go through the formalities for filing of internet information services with the relevant administrative department for the internet industry and obtain a filing number; or otherwise, it shall comply with relevant laws and regulations and meet the qualification requirements of the competent department for the relevant industry; (ii) it has an information management system and core business system that can support its internet insurance business operation, which can be effectively isolated from its other unrelated information systems; (iii) it has refined cybersecurity monitoring, information notification, emergency disposal working mechanisms as well as such cybersecurity protection means as refined perimeter protection, intrusion detection, data protection and disaster recovery; (iv) it implements the national classified cybersecurity protection system, carries out filing of cybersecurity classification, conducts classified protection evaluation on a regular basis, and implements security protection measures for the corresponding class; in terms of self-operated network platforms with insurance sales or insurance application function, as well as information management systems and core business systems that support their operation, relevant self-operated network platforms and information systems shall be under security protection of Class III or above; and in terms of self-operated network platforms without insurance sales or insurance application function, as well as information management systems and core business systems that support their operation, relevant self-operated network platforms and information systems shall be under security protection of Class II or above; (v) it has a legal and compliant marketing model, and has established an operation and service system that meets the needs for internet insurance operation and complies with the characteristics of internet insurance users while supporting its business coverage regions; (vi) it has established or defined its internet insurance business management department staffed by appropriate professionals, appointed a senior executive to act as the principal in charge of its internet insurance business, and specified the principal of each self-operated network platform; (vii) it has a sound internet insurance business management system and operating procedures; (viii) as an insurance company, it shall, when conducting internet insurance sales, comply with the relevant provisions of the CBIRC on regulatory evaluation of its solvency as well as protection of consumers’ rights and interests, etc.; (ix) as a professional insurance intermediary, it shall be a national institution with its operating area not limited to the province (autonomous region, municipality directly under the central government, or city specifically designated in the state plan) of the place where the business license of its head office is registered while complying with the relevant provisions of the CBIRC on classified regulation of professional insurance intermediaries; and (x) other conditions prescribed by the CBIRC. The Regulation of Internet Insurance Business also specifies requirements on disclosure of information regarding insurance products sold on the Internet and provides guidelines for the operations of the insurance institutions that engage in Internet insurance business.

Regulations of Foreign Investment in Insurance Intermediaries

Historically, PRC laws and regulations have restricted foreign investment in ownership of insurance intermediary companies. In recent years, some rules and regulations governing the insurance intermediary sector in China have begun to encourage foreign investment. For instance, On March 1, 2015, the MOFCOM and the NDRC jointly promulgated the Catalogue for the Guidance of Foreign Investment Industries (Revision 2015), or the 2015 Guidance Catalog, pursuant to which insurance brokerage are removed from the list of industries subject to foreign investment restriction. On April 27, 2018, the CBIRC further promulgated the Circular on Lifting Limits on the Business Scope of Foreign-invested Insurance Broker, which further lifts the restrictions on the business scope of foreign-invested insurance broker, and provides that foreign-invested insurance broker that has obtained the permit of in insurance brokerage business may conduct the following insurance brokerage business: (1) design insurance policy plans, select insurers and handle insurance formalities for policy holders; (2) assist the insured or beneficiaries with insurance claims; (3) reinsurance brokerage business; (4) provide principals with assessment to prevent from disasters, damage or risks, or risk management consulting services; and (5) other business approved by the CBIRC. For insurance agency business, the CBIRC promulgated the Circular on Permitting Foreign Investors to Engage in Insurance Agency Business in China on June 19, 2018, which provides that: (1) a professional insurance agent invested and established in China by an overseas insurance agent that has carried out the insurance agency business for over three years may apply for carrying out the insurance agency business in China, and the scope of specific allowable business and the market access criteria shall be subject to relevant provisions on professional insurance agents; or (2) a professional insurance agent established and invested in China by a China-based foreign-invested insurance company which has commenced its business for over three years may apply for carrying out the insurance agency business in China, and the scope of specific allowable business and the market access criteria shall be subject to relevant provisions on professional insurance agents.

Regulation on Oil and Natural Gas Market

The PRC government, though gradually liberalizing its regulations on entry into the petroleum and petrochemical industry, continues to exercise certain controls over the petroleum and petrochemical industry in China. These control mechanisms include granting the licenses to explore and produce crude oil and natural gas, granting the licenses to market and distribute crude oil and refined oil products, regulating the upper limit of the retail prices for gasoline and diesel; collecting special oil income levies, deciding import and export quotas and procedures, setting safety, environmental and quality standards, and formulating policies to save energy and reduce emission; meanwhile, there could be potential changes to macroeconomic and industry policies such as reforming of the oil and gas industry, further reforming and improvement of pricing mechanism of refined oil products and natural gas, and reforming in resource tax and environmental tax, which could impact the production and operations of the domestic petroleum and petrochemical industry. Such control mechanisms may have material effects on our operations and profitability.

Regulations of Oil and Natural Gas Price

Crude Oil

According to the Measures for Administration of Petroleum Products Price issued by the NDRC on January 13, 2016, crude oil prices shall be determined by reference to the international market price.

Refined Products

The prices of gasoline and diesel products are subject to government regulation.

On December 18, 2008, the NDRC issued the Notice on Implementing Price and Tax Reform of Refined Oil, which improved the pricing mechanism for refined oil products. Under the improved mechanism, the domestic ex-factory prices of refined oil products are determined on the basis of the relevant international crude oil prices, by taking into consideration the average domestic processing cost, tax and a pre-determined profit margin. The prices of diesel and gasoline continue to follow the government guiding prices. The highest retail price set for gasoline and diesel is calculated by using the relevant ex-factory price and a determined profit margin for retailing activities.

On March 26, 2013, the NDRC issued the Notice on Further Improvement of Refined Oil Pricing Mechanism and the amended and restated Measures for Oil Prices Management (on trial). Under this new system, (i) the price adjustment period was shortened from 22 working days to 10 and the 4% limit on the price adjustment range was eliminated; (ii) the composition of the basket of crudes to which refined oil products prices are linked was adjusted in light of the composition of the imported crudes and changes in crudes trading on the international market; and (iii) the refined oil products pricing mechanism was further enhanced.

In order to promote the oil product quality upgrading, on September 16, 2013, the NDRC issued the Circular regarding Relevant Opinions on the Pricing Policy for Oil Product Quality Upgrading, pursuant to which the price increase standard for the auto-use gasoline and diesel upgraded to China IV Standard shall be set as RMB290 per ton and RMB370 per ton, respectively, and the price increase standard for the auto-use gasoline and diesel upgraded from China IV to China V Standard shall be set at RMB170 per ton and RMB160 per ton, respectively.

On January 12, 2015, the NDRC issued the Notice on Reducing Domestic Refined Oil Prices, pursuant to which, since January 13, 2015, the price for No. 98 gasoline is to be determined by the production and operation enterprises themselves.

On January 13, 2016, the NDRC issued the Notice on Issues Concerning Further Improving the Pricing Mechanism for Refined Oil and its exhibit Regulation on Oil Pricing, pursuant to which, starting from January 13, 2016, downward adjustment of the refined oil price is subject to a floor of US$40 per barrel. Accordingly, when the international crude oil price drops to US$40 per barrel or below, the refined oil price in China shall not be adjusted downwards and the unadjusted amount shall be allocated to the reserve fund to be used for energy saving, reduction of emission, improving the oil quality and securing a safe supply of refined oil. When the international crude oil price surges to US$130 per barrel or above, appropriate financial and taxation policies shall be adopted to ensure the production and supply of refined oil but the refined oil price shall in principle remain unadjusted or shall only be slightly adjusted upwards. This regulation also liberalized the ex-factory price of liquefied petroleum gas.

On December 15, 2016, the Ministry of Finance, or the MOF, and the NDRC issued Circulation on Collection of Risk Reserves for Oil Price Control, pursuant to which, effective on January 13, 2016, when the price of crude oil in international market drops below the lower limit set by the Chinese government, domestic enterprises which are engaged in production, commissioned processing and import and export of such refined oil products as gasoline and diesel shall make full payment of risk reserves according to sales volumes and the corresponding collection rates. “Sales volumes” refer to the actual sales volumes of such enterprises between the two adjacent window periods of price adjustment. Collection rates for risk reserves are determined with reference to the unadjusted prices of refined oil products. The NDRC and the MOF jointly determine the collection rates on a quarterly basis and notify the collection agencies in writing.

Natural Gas

On June 28, 2013, the NDRC announced the initiation of a program for the adjustment of natural gas prices from July 10, 2013. The program consists of (i) changing the pricing mechanism of natural gas from ex-factory price to citygate price, and no longer differentiating the prices payable by users in different provinces; (ii) establishing the mechanism linking the citygate price of natural gas to the price of alternative energy with a view to gradually shift to a market-driven pricing mechanism for natural gas; and (iii) adopting differential pricing approaches towards the existing usage and the incremental usage so as to establish as soon as practicable a new pricing mechanism for natural gas while reducing the impact that the pricing reform will have on existing gas users.

On August 10, 2014, based on the natural gas price reform roadmap, the NDRC issued price adjustment programs for non-residential use stock natural gas, pursuant to which, effective September 1, 2014, (i) the natural gas citygate price for non-residential use was increased by RMB400 per thousand cubic meters; (ii) no adjustment will be made to the citygate price for natural gas consumed by residential users; and (iii) further action will be taken to implement the policy in connection with the liberalization of the sales price of imported liquefied natural gas and the ex-factory prices for shale gas, coal-seam gas and coal gas.

On February 26, 2015, the NDRC announced the unification of the prices of domestic natural gas of existing and incremental gas volume starting from April 1, 2015.

On November 18, 2015, the NDRC announced the reduction of the price of natural gas for non-residential use from November 20, 2015, whereby the citygate price ceiling for non-resident users was decreased by RMB700 per thousand cubic meters while the preferential policy and price for natural gas used by fertilizer makers remain unchanged. With a view to improve the market-driven pricing mechanism for natural gas, since November 20, 2016, suppliers and non-residential users can negotiate prices of natural gas up to 20% above the benchmark price for non-residential use.

On October 15, 2016, the NDRC issued Clarifying the Price Policy for Gas Storage Facilities, which announced that the prices for natural gas purchase and sale to be conducted by and the prices of gas storage services to be provided by the gas storage facilities shall be formed through the operation of market.

On November 5, 2016, the NDRC issued Notice on Enhancing Price Liberalization for Gas Used as Fertilizer Feedstock, pursuant to which, effective on November 10, 2016, prices for gas used as fertilizer feedstock were fully liberalized and subject to negotiations between the vendors and the purchasers. It encourages the trading of the natural gas used by fertilizer makers in the oil and gas exchange centers in order to achieve open and transparent pricing of gas as fertilizer feedstock.

On November 11, 2016, the NDRC issued Notice on Relevant Issues concerning the Price Policy for Natural Gas Citygate Price in Fujian Province, which expressly liberated the citygate natural gas price in Fujian Province and made Fujian the first province that would implement fully liberated citygate natural gas price.

On August 29, 2017, the NDRC issued Notice on Reduction of the Benchmark Citygate Price of Non-residential Natural Gas, which reduced the benchmark citygate price of non-residential natural gas by RMB100 per thousand cubic meters effective September 1, 2017.

On May 25, 2018, the NDRC issued Notice on Straightening Out the Citygate Price of Natural Gas for Residential Use, pursuant to which, effective on June 10, 2018, prices of natural gas for residential use will no longer be subject to the highest citygate price limit. Instead, the suppliers and users may negotiate prices up to 120% of the reference base rate, which is the same as the base rate for non-residential use. The citygate price of natural gas for residential use may not be increased until the first anniversary of the above notice. According to the above notice, where there is a significant difference between the price of natural gas for residential use and non-residential use, any increase in the citygate price for residential use may not exceed RMB350 per thousand cubic meters in the first year, with any remaining price difference to be rolled over into subsequent years. The policy also rolled out seasonal natural gas prices with a view to encourage market-oriented pricing.

On March 27, 2019, the NDRC issued the Notice of the NDRC on Adjusting the Citygate Benchmark Price of Natural Gas, pursuant to which, benchmark citygate price of natural gas in each province, autonomous region and municipality was adjusted from April 1, 2019 in light of the adjustment of natural gas value-added tax rate.

Regulations of Oil and Natural Gas Production and Marketing

Crude Oil

Each year, the NDRC publishes the projected target for the production of crude oil in China based on the domestic consumption estimates submitted by domestic producers, the production of these companies as well as the forecast of international crude oil prices. The actual production volumes are determined by the producers themselves and may vary from estimates. The MOFCOM, and its local branches are responsible for supervising and managing the crude oil market. Enterprises that meet certain operating conditions may apply for the permit for crude oil sales and warehousing business.

Refined Products

Previously, only certain designated companies had the right to conduct gasoline and diesel wholesale business. Other companies, including foreign invested companies, were not allowed to engage in wholesale of gasoline and diesel in China’s domestic market. In general, only domestic companies, including Sino-foreign joint venture companies, were permitted to engage in retail of gasoline and diesel. Since December 11, 2004, wholly foreign-owned enterprises are permitted to conduct refined oil retail business. Since January 1, 2007, when the Measures on the Administration of the Refined Products Market became effective, all entities meeting certain requirements are allowed to submit applications to the MOFCOM to conduct refined oil products wholesale, retail and storage businesses. On July 28, 2018, the PRC government removed the restriction that a Chinese partner must hold a majority share in the construction and operation of a retail oil station chain which has more than 30 outlets and sells refined products of different types and brands supplied through multiple channels. On August 27, 2019, the PRC State Council canceled government approval of qualifications for operation of refined oil wholesale warehousing and delegated the approval of refined oil retail qualifications to local municipal governments.

Natural Gas

The NDRC determines each year the annual national natural gas production target based on the natural gas production targets submitted by domestic natural gas producers. Domestic natural gas producers determine their annual natural gas production targets on the basis of consumption estimates. The actual production volume of each producer is determined by the producer itself, which may deviate from the production target submitted by it.

Import and Export

Since January 1, 2002, state-owned trading companies have been allowed to import crude oil under an automatic licensing system. Non-state-owned trading companies have been allowed to import crude oil and refined products subject to quotas. The export of crude oil and refined oil products by both state-owned trading companies and non-state-owned trading companies is subject to quota control.

Regulations of Online Trading of Bulk Commodity

Oil and natural gas are two kinds of bulk commodity, which are subject to relevant laws, regulations and industry standards in China. In terms of laws and regulations, the PRC State Council promulgated the Administrative Regulations on Futures Trading on March 1, 2007 (revised four times in 2012, 2013, 2016 and 2017) and the Decisions of the PRC State Council on Cleaning-up and Rectification of All Varieties of Trading Floors to Effectively Prevent Financial Risks on November 11, 2011. Also, the General Office of the PRC State Council issued the Implementing Opinions of the General Office of the PRC State Council on Cleaning-up and Rectification of All Types of Trading Floors which is effective on July 12, 2012, and the MOFCOM, the CSRC and the People’s Bank of China promulgated the Special Provisions on Commodity Spot Market Trading (for Trial Implementation) that is effective as of January 1, 2014. According to the aforementioned regulations, the bulk commodity trading market should be approved by the corresponding government agencies, and disguised futures trading is not allowed. If centralized trading is adopted, the daily debt-free clearing system and security deposit system shall be implemented. It is clearly stipulated that none entity, except for trading floors established upon approval of the PRC State Council or its futures regulatory authorities, may make standard contract transactions in such centralized forms as centralized bidding, electronic matching, anonymous trading, market maker, etc. Those trading floors illegally engaged in transactions of securities and futures shall be forbidden from expanding business scope in any form, from adding transaction objects, from adding investors and their activities of transaction shall be canceled or finished within a specified time limit.

In view of the current situation of illegal operation of futures business or financial business by local business operators, the Minutes of the Third Inter-ministerial Joint Meeting on Cleaning-up and Rectification of All Types of Trading Floors issued on January 25, 2017, and on March 16, 2017 the CSRC issued the Notice on Looking Back Relevant Work in the Early Stage on Cleaning-up and Rectification of All Types of Trading Floors, which require that the work of cleaning up and rectifying various trading floors be further carried out nationwide. As for bulk commodity trading floors, the above meeting minutes and the notice require governments at the provincial level to classify commodities according to their industry categories and integrate them in an orderly manner. In principle, only one trading place is reserved for each category to maintain the necessary scale and avoid disordered competition. The commodity trading places that are lack of industrial background and logistics supporting measures, whose online trading categories have nothing to do with local industries, and that have no spot basis and effective market demand shall be closed down.

In addition, China has issued a series of standards for electronic trading of bulk commodities. On April 12, 2011, the MOFCOM promulgated the Standards on the Third-party E-commerce Trading Platform Service, in order to standardize the business activities of the third-party e-commerce trading platform, to protect the legitimate rights and interests of enterprises and consumers, and to create a fair and honest e-commerce trading environment. In 2002, the former General Administration of Quality Supervision, Inspection and Quarantine of the PRC issued the Standards for Electronic Trading of Bulk Commodities (GB / T 18769-2002), and on July 8, 2003, the revised Standards for Electronic Trading of Bulk Commodities (GB/T18769-2003) was issued. The electronic trading market of bulk commodities in China started in 1997, which was approved by the former Ministry of Domestic Trade (now the MOFCOM). Through the platform built by the network and e-commerce, the spot or medium and long-term order trading market of corresponding goods can be carried out. At present, the main standard of such market is the Standards for Electronic Trading of Bulk Commodities (GB/T18769-2003) issued in July 2003.

According to GB/T18769-2003, the electronic trading platform provides trading, logistics, finance, information and other services related to electronic transactions for dealers, formulates and implements management systems, supervises the behaviors of other transaction participants, and ensures the safety, reliability and fairness of transactions. The dealers, delivery warehouses and settlement banks participating in electronic transactions are all qualified by the electronic trading platform and sign contracts with each other to clarify their relationship, rights and obligations. The electronic trading platform shall provide a reliable, safe and open electronic trading system platform, and maintain the electronic trading information management system. In addition, the electronic trading platform shall formulate the articles of association, transaction process documents and documents to ensure the effective operation and control of the process. It also shall manage and supervise the execution of the transaction and take necessary risk control system to ensure the performance of the contract. The electronic trading platform shall provide the following trading services: a) formulating and implementing e-commerce business rules; b) arranging the listing and trading of commodities; c) managing and supervising the electronic trading, settlement and delivery process of bulk commodities; d) having risk prevention measures and ensuring the realization of the measures; e) supervising the performance of bulk commodity electronic transaction contract and take measures to ensure the performance of the contract; and f) monitoring and recording the credit situation of dealers, and improving the credit degree of online trading through fair credit evaluation rating system, and guiding the standard and trustworthy trading style. In addition, GB/T18769-2003 states that the electronic trading platform shall publish the basic information of electronic trading participants through the Internet and other easily accessible ways, including name, enterprise profile, service scope and capacity, contact information, the credit status of dealers, and the real-time market situation of electronic transactions, including commodity varieties, delivery time, transaction price, rise and fall, number of transaction orders, number of transactions and orders volume, etc.

As oil and natural gas are bulk commodity, in order to operate an online trading platform for oil and gas, not only the aforesaid laws and regulations related to bulk commodity trading and relevant standards for electronic trading of bulk commodities shall be complied with, the below regulations related to telecommunications service and online trading also shall be adhered to.

Regulation Relating to Foreign Investment in Oil and Gas Industry

The NDRC and MOFCOM jointly promulgated the Catalogue of Industries for Encouraged Foreign Investment (2019 version) on June 30, 2019 and came into effect on July 30, 2019, or the 2019 Encouraged Catalogue, according to which, the following industries are encouraged industries: (i) exploration and exploitation of oil and natural gas, and utilization of mine gas; (ii) development and application of new technologies for oil exploration and exploitation in areas of geophysical prospecting, drilling, well logging, mud logging and down-hole operation; and (iii) petroleum processing, coking and nuclear fuel processing. In addition, according to the 2019 Encouraged Catalogue and the 2019 Negative List, the wholesale, retail and transportation of gas and gasoline industry is a permitted industry.

Because online trading platform for oil and natural gas involves both oil and gas industry and telecommunications service and online trading, both the above-mentioned regulations relating to foreign investment in oil and gas industry and regulations on foreign investment in telecommunications service and online trading (the details were specified in Regulations Related to Telecommunications Service and Online Trading section below) shall be complied with.

Regulations Related to Telecommunications Service and Online Trading

The Measures on Telecommunications Business Operating Licenses (2017 Revision), or the Telecom License Measures, which was promulgated by the Ministry of Industry and Information Technology on March 1, 2009 and last amended on July 3, 2017, requires that any approved telecommunications services provider shall conduct its business in accordance with the specifications in its license for value-added telecommunications services, or VATS License. The Administrative Measures on Internet Information Services (2011 Revision), which was promulgated on September 25, 2000 and amended on January 8, 2011 by the State Council, requires that commercial Internet information services providers, which mean providers of information or services to Internet users with charge, shall obtain a VATS License with the business scope of Internet information services, namely the Internet Content Provider License or the ICP License, from competent government authorities before providing any commercial Internet content services within the PRC. However, according to the 2019 Negative List/ the 2020 Negative List, the value-added telecommunications services carried on in PRC falls in the restricted category, and foreign investors cannot hold over 50% of equity interests in entities providing such services.

The Guiding Opinions of the Ministry of Commerce on Online Transactions (Provisional), which was promulgated and implemented on March 6, 2007, aims to regulate online transactions, assist and encourage participants to carry out online transactions, alert and prevent transaction risks, and provide guiding requirements on the basic principles for online transactions, the entering into of contracts by participants of online transactions, and the use of electronic signatures, online payments and advertising.

The Administrative Measures for On-line Trading, which was promulgated on February 17, 2014 and implemented with effect from March 15, 2014, further specifies the relevant measures for protecting on-line consumers’ rights, especially with regard to after-sale service, privacy protection and standard contract management, diversifies the types of unjust competitions conducted by an operator through network or certain media, and clarifies the regulatory and administrative responsibilities of the industry and commerce administration bureaus at different levels.

Pursuant to the E-Commerce Law of the PRC, which was promulgated by the SCNPC on August 31, 2018 and took effect on January 1, 2019, an e-commerce operator shall register itself as a market entity, fulfill its tax obligations pursuant to the relevant laws and obtain the administrative approvals necessary for its business operation, shall also display the information about its business license and the administrative approvals obtained for its business operation, or the links to the webpages with such information in the prominent position on its homepage, and shall expressly indicate the methods and procedures for querying, correcting and deleting its users’ information or deregistering their accounts and shall not set irrational conditions for such purposes.

In the area of online trading, Intermediate and its operating subsidiaries are subject to the above-mentioned regulations because Intermediate and its operating subsidiaries plan on acting as operators of various online platforms for online transactions in relation to all of its business sectors.

In addition, to the laws and regulations applicable to China which are summarized above, as a BVI incorporated company, to the extent that Intermediate itself (rather than through its operating subsidiaries) were to conduct certain of the activities referenced above, consideration would need to be given to certain regulatory requirements of the BVI and whether any licenses in the BVI are required.

MICT’s Historical Business

Prior to the Merger, MICT operated primarily through its Israel-based majority owned subsidiary, Micronet.

Micronet, through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets are designed to increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services, such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides TSPs a platform to offer services such as “Hours of Service.”

In 2020, Micronet entered into the video analytics device market by launching its innovating smart camera all in-one video telematics device known as Micronet SmartCam, which incorporates and is powered by third party video analytics software applications. Micronet SmartCam is based on the powerful and flexible Android platform, and is intended to be a ruggedized, integrated, and ready-to-go smart camera supporting complete telematics features designed for in-vehicle use. SmartCam is a world pioneering, all-in-one video telematics device with an ability to integrate and analyze a wide range of data received from multiple sensors. SmartCam integrates driver facing cameras, road facing cameras, vehicle mechanical and operating data, vehicle location, and a powerful telematics on-board computer, enabling local processing of AI and image processing algorithms. Coupled with vehicle-connected interfaces, state of the art diagnostic capabilities, and two cameras, it offers video analytics and telematics services addressing safety and tracking needs of commercial fleets.

We believe that Micronet SmartCam provides a versatile, advanced, and affordable mobile computing platform for a variety of fleet management and video analytics solutions. The powerful computing platform, coupled with the advanced Android operating system, allows our customers to run their applications or pick and choose a set of applications and services from the Micronet marketplace.

Micronet’s customers consist primarily of solution providers specializing in the MRM market and OEMs, including long haul, local fleets’ student transportation (yellow busses) and fleet and field management systems for construction and heavy equipment. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users.

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

Micronet believes that awareness and demand for MRM solutions is significantly increasing, as customers seek to optimize workforce productivity and customer satisfaction. In addition, Micronet believes that the local fleet market is considered to be among the leading, largest and fastest growing segments of the MRM and video telematics markets.

Micronet currently offers its customers optional third party software services based on Android platform devices, which enable customer management and control (configuration and updates) of the products, including updates for the operational system, distance diagnostics of the product, Advanced driver-assistance systems (ADAS), Driver monitoring system (DMS) and similar services. These services are based on Micronet’s business cooperation with third party software vendors, which are integrated into the Micronet offered solutions and include guardian system design, or GSD, a cloud based system. Such solutions offer customers and fleets the ability to manage, control and operate their equipment from a distance, perform malfunction diagnostics and improve their efficiency and provide a cost saving solution for the duration of the life of the installed products.

Micronet is also developing its own software which will enable the customers to receive reports related to specific data directly from the vehicle computers.

Micronet is also focusing on adding application layers to its open hardware platforms in order to provide a comprehensive solution for its customers by integrating and developing a dedicated MRM application store that will be open to Micronet’s customers, and will enable Micronet to capitalize on the software as a service component of its business model, increasing hardware sales and increasing demand for its services. To this end, Micronet focuses on creating technological and commercial collaborations with MRM applications and application providers to provide comprehensive solutions for its own hardware solutions.

We believe that these new products and solutions will further improve the performance and respond to additional specific MRM requirements, allowing Micronet’s customers to better achieve their desired results and performance.

Micronet’s key initiatives for future revenue growth include the following:

●	expanding sales activities in the North American and European markets, which will include establishing strong relationships with new customers and partners;

●	addressing the local fleet vertical of the MRM market with tablets that are specifically designed to support sales to local fleets through multiple value added resellers by offering advanced features at competitive prices;

●	continuing supporting the Android operating system, to satisfy a wider customer base, enabling independent application programming and integration with various mission critical automotive system and enterprise-level software solutions;

●	upgrading and enhancing current products and engaging in new product development and launching based on input from clients and partners; and

●	partnering with major truck manufacturers to develop a built-in, telematics platform.

Market Opportunity

Micronet operates in the MRM market. Micronet’s customers are located around the world and are telematics service providers that provide fleet management solutions and services, including cloud services, with emphasis on specific vertical markets such as transportation and distribution (short and long distances), passenger transportation (buses, taxis, special transportation), various types of technical services (communications, maintenance), emergency services (police, firefighters, ambulances), etc. The range of replacement products for Micronet’s products in the MRM market includes retail products such as smartphones, tablets and navigation devices, through OEMs, products that are manufactured according to specific specifications for the customer, at various price and performance levels, to products developed and manufactured by customers themselves in-house.

According to market data from Micronet, the number of vehicles with telematics systems for managing fleets was approximately 45 million units at the end of 2019 with a CAGR of 19%. This number is expected to grow to 59 million units in 2021. The number of vehicles with installed telematics systems in North America was 12 million at 2019 and is expected to grow to 21 million by 2023. The size of video telematics systems installed based was 1.6 million in North America at 2019 and it is expected to grow to 3.2 million by 2024. The global video telematics systems market is expected to reach 5.1 million installed based by 2024.

Most of the products manufactured or marketed by Micronet are intended for sale outside of Israel, in particular to North America, which is currently Micronet’s main geographical target market.

Products and Services

Micronet’s products are devices and services for the management of commercial vehicle fleets and the management of mobile resources, and are designed to make the work environment of commercial fleets accessible and convenient, while maintaining the full management and control capability of fleet managers and task managers. Micronet’s hardware product is a rugged computer/tablet and camera designed for installation in the vehicle (i.e., a cab) as part of an advanced technological solution including fleet management. The company’s products include software development tools and various interfaces that support solutions for vertical markets for transportation, buses, service technicians and the like. The company’s products, design and development products are based on and support the Android operating systems. The products enable connection to in-vehicle and out-of-the-box devices via wireless communication (via Bluetooth, 3G, 3.5G, LTE, NFC, Wi-Fi) wired connections such as USB, Serial Ports, IO and location based services based on GPS.

In addition to selling its devices, Micronet now offers its customers with ancillary optional services for its Android-based devices, enabling the customer remote management and control, remote updating of the operating system, remote diagnostics of the device, etc. This service is based on a business cooperation between Micronet and third party specialized software manufacturers in the field of Over The Air service. These software manufacturers fully integrate their software products with Micronet’s Android-based product line, including the GSD cloud computing system that provides advanced software tools to manage and support Over The Air updates, thereby enabling remote equipment management and fault diagnosis. Micronet’s GSD solutions offer operational advantages and cost savings over the period of use of Micronet’s products.

An additional software service offered by Micronet on the basis of dedicated software developed by Micronet, enables its customers to receive reports of specific data they require from their computers. The software is installed on Micronet’s computers and regularly monitors the data that passes through the computer network, such as reports of technical problems in the engine, the status of the fuel tank, the mileage, and the speed of the vehicle.

Micronet’s product line includes several product families including SmarTab, SmartHub, TREQ317 and the SmartCam. These products have similar characteristics, but are designed for different customer requirements and among other, are based on different price levels. In light of the existing trend of organizations and end users to expand and accelerate the use of the Android operating system, Micronet is focusing on establishing its products on this system, which is an open, flexible and powerful software system that enables innovation and creativity in application development in target markets.

Micronet implements a business activity plan and new technologies, based on an MRM application store service, especially for fleet management and personnel management applications. Micronet is collaborating with several application providers in the market to create integrated solutions on the company’s hardware platforms based on the open operating system (Android) and offers a multi-layer solution that includes hardware, operating system and dedicated software that enables its customers to integrate it into the service system in a quick way, while significantly reducing the return on investment time and reducing development and support costs. By implementing this business model, Micronet is interested in expanding its customer base, turning to new marketing and distribution channels and adding a layer of recurring revenue from licensing and software services.

Micronet’s products are currently used by leading vehicle fleet service providers in North America in the areas of vehicle tracking, navigation, task management, safety, driving improvement, fuel savings, support, etc. The company has products that support the ELD mandate in relation to the duty of fleet operators to monitor the driving hours of drivers in their vehicles and a video telematics product to address the increasing demand for increasing driver safety.

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

Micronet’s strategy is driven by, and focused on, both continued internal growth of its business through gaining a larger market share and the development of new potential markets, new technologies and innovative systems and products as well as through acquisitions. The key elements of Micronet’s strategy include:

●	continuing to invest efforts in its technology and product development, through collaborations with its partners, customers and potential customers;

●	focusing on offering innovative reliable solutions

●	developing the truck OEM market;

●	partnering with and/or acquiring complementary technology to broaden and deepen its offerings and customer base; and

●	integrating with third party application service providers in order to provide comprehensive solutions, which include hardware and advanced telematics services.

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

Sales and Marketing

Micronet’s customers consist primarily of MRM solutions and service providers. Currently, Micronet does not sell directly to the end users’ fleets. Micronet’s customers are generally OEMs and telematics service providers of commercial solutions that integrate a wide range of positioning technologies and computing fleet communications in the MRM market. Micronet is also currently focusing on sales to leading OEM’s vehicle manufacturers such as trucks leading manufacturers.

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

Competition

Micronet operates in a highly competitive industry characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and changes in customer requirements. During the last few years, competition in the field of mobile computers has significantly increased with the mass entrance and introduction to the market of smart phones, tablets, and laptops, as well as various GPS-based hand-held devices featuring additional functionalities. The direct competition in the field of dedicated laptops for the management of fleets is held primarily with OEMs, which provide products that enable application development and functional integration according to customer needs. To the best of Micronet’s knowledge, there are half a dozen such direct competitors operating in Micronet’s main geographical target market, North America. A large number of Micronet’s competitors are private companies or companies that do not disclose their sales or other financial information, making it difficult to estimate Micronet’s market share and position in the market. Micronet believes that its most significant competitors is CalAmp Corp., Mobile Devices (France), many of which may have substantially greater financial resources, development capacities and name recognition and access to consumers than we do.

Manufacturing

Micronet conducts its manufacturing activities mainly through third party subcontractors in Israel and outside of Israel and also using its Israel based facilities. Micronet is an ISO 9001-2008 and ISO 14001 certified organization.

Micronet is utilizing overseas manufacturers and subcontractors for its product offerings, in combination with its internal manufacturing capabilities. Micronet is focused on its core competencies, which include research, development, marketing and support activities.

Intellectual Property

Proprietary rights are important to Micronet’s business because its ability to remain competitive in the market is dependent to a significant degree on its proprietary solutions and products and the technology on which they are based. To protect its proprietary rights, Micronet primarily relies on a combination of copyright and trade secret laws, internal know-how, and agreements with third parties, such as license agreements. In addition, Micronet employs internal controls such as the use of confidentiality and non-disclosure agreements. Micronet believes its proprietary technology incorporates processes, know-how, methods, algorithms, hardware and software that are the result of more than 38 years of experience and in-house expertise and thus are not easily copied. While there is a significant amount of litigation with respect to intellectual property in the industry in which Micronet operates, Micronet has not, to date, been the subject of any claims or proceedings with regards to infringement of third party’s proprietary rights and it believes that its products, solutions and services do not violate or infringe any third party’s intellectual property rights.

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

Employees

Micronet’s employees are not represented by any collective bargaining agreement, and Micronet has never experienced a work stoppage. To the best of our knowledge, we have good and sustainable relations with our employees, respectively. Israeli labor laws and regulations apply to all employees based in Israel. The laws principally address matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance.

Legal Proceedings

From time to time, MICT, Intermediate and/or Micronet may become subject to litigation incidental to its business.

In March 2017, MICT entered into the Sunrise Agreement with Sunrise through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There are also questions about the applicability of the Sunrise Agreement to the Merger, and whether or not Sunrise is properly owed any transaction fee upon the closing of the Merger. In any event, in order to resolve this matter, as of the date hereof, the parties have executed a settlement and release agreement for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Shares”), which Shares shall be delivered as follows: (i) 67.5% of the Shares to Amnon Mandelbaum; (ii) 7.5% of the Shares to INTE Securities LLC; and (iii) 25% of the Shares to Amini LLC). In addition, by no later than February 16, 2021, MICT shall issue 200,000 warrants to purchase 200,000 freely tradable registered shares of Common Stock of MICT and deliver original copies of such warrants within five business days of the date of issuance of the warrants. The shares issuable upon exercise of the warrants shall be registered on a registration statement. 150,000 of these warrants shall be issued to Amnon Mandelbaum; 50,000 of these warrants shall be issued to Amini LLC, or its designee as named in writing. Each warrant shall be exercisable into one share of registered common stock of MICT until one year after the date of issuance the warrants at an exercise price of $1.01 per share, and in any other respects on the same material terms and conditions as are applicable to MICT’s current outstanding warrants including, but not limited to, cashless exercise at all times from the date of issuance of the warrants until to the expiration dates of the warrants, certain exercise price adjustments, and other terms as are no less favorable to MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the shares, and shares underlying the warrants per the settlement agreement. The Sunrise parties notified MICT that it has breached the settlement agreement. Subsequently, on March 30, 2021, MICT and the Sunrise parties signed an amended settlement agreement whereby MICT is required to make a $1,000,000 payment by March 31, 2021 and the share dollar amount set forth above was reduced from $1,500,000 to $500,000. Furthermore, if MICT is not able to file a registration statement with the SEC for the Shares by June 4, 2021, it will be required to make a $600,000 payment to settle the matter in full and Sunrise will not receive any MICT shares.

On September 22, 2020, the Company entered into a settlement and release agreement with Craig Marshak, or Marshak, in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to settlement and in consideration for a customary release and waiver for the benefit of MICT, MICT agreed to pay Marshak a sum of $125,000 in cash. Mr. Marshak then dismissed such claim. On January 15, 2021 the parties have executed an amendment to the settlement and release agreement in which MICT agreed to pay Marshak a sum of $315,000 in. Mr. Marshak then dismissed such claim.

On November 2, 2020, the Company entered into a settlement and release agreement with Maxim Group LLC, or Maxim, pursuant to which the Company and Maxim agreed to release one another from any and all claims arising out of that certain advisory agreement entered into by and between Maxim and BNN Technology PLC on February 22, 2018. In consideration therefor, the Company issued Maxim 269,107 shares of MICT common stock and agreed to file a resale registration with respect to such shares. The Company failed to timely file the resale registration statement and entered into an amendment to the settlement agreement on March 1, 2021 which required a payment of $300,000 in exchange for the return of 134,554 shares of MICT common stock. The $300,000 payment was made on March 3, 2021. In addition, pursuant to the amendment, the Company will be required to take all steps necessary to ensure that the resale registration with respect to such shares is declared effective within two business days of the filing of its Annual Report on Form 10-K for the year ended December 31, 2020. Within one business day of the effectiveness of such registration statement, the Company will issue Maxim the remaining 134,553 shares. Furthermore, the Company shall offer Maxim price protection for the five trading days following the date of receipt of the Maxim shares liquidated by Maxim as follows: for any shares liquidated at a price per share less than $2.49 (“Protection Price”) during such period, the Company will remit the difference between the sale price and Protection Price. If the registration statement is not declared effective within two business days of the filing of the Company’s annual report, the Company will be required to pay $335,000 in full settlement of this matter and the 134,553 shares shall be returned to MICT.

In March 2017, Micronet received notice from a client, relating to tests performed by the client which, as alleged by client, revealed a defect in the materials included in the battery integrated into a certain product of Micronet, and that client further reported the issue to the United States National Highway Traffic Safety Administration (the “Regulator”) in the form of a complaint. The complaint refers to an old product of Micronet that was sold during the years prior to the claim above. Similar problems in the specific product were previously handled under the warranty provided to the same client and included problem fixing, battery changing and software updates. Independent tests to examine the client’s complaint (including addressing the issue with the battery manufacturer) did not demonstrate any significant evidence supporting the claim made by such client. Micronet has engaged with the Regulator in discussions and to the date hereof Micronet has not receive any demand, or other formal response from the Regulator. As between the client and Micronet, the parties in commercial dispute in connection with the products supplied by Micronet to customer (while customer refused payment claiming damages and Micronet reserving its rights to be fully paid for ordered cancelled or not paid in full) and each party reserved its claims in this matter.

In February 2020, a former employee of Micronet filed a claim against Micronet in the Israeli labor court for a total amount of approximately USD $150,000 alleging that he is entitled to receive various salary payments and social benefits which were not previously paid to him. In response to the claim, Micronet has filed its defense. The claim is currently being litigated, and the parties are currently submitting their affidavits in connection with the claim.

In June 2020, the CEO of Micronet’s subsidiary in the U.S. sent a demand letter addressed to Micronet pursuant to which the employee claimed compensation and severance for a breach of his employment agreement and demanded a sum of USD $230,000 as a severance payment. On February 17, 2021, the parties executed a settlement and release agreement in consideration for the payment of USD $90,000 and a mutual waiver and release of claims.

Sale of Enertec Systems 2001 Ltd.

On December 31, 2017, MICT, Enertec Systems 2001 Ltd., or Enertec, previously our wholly-owned subsidiary, and Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250,000 as well as assume up to $4,000,000 of Enertec debt. On May 22, 2018, MICT closed on the sale of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

At the closing, MICT received aggregate gross proceeds of approximately $4,700,000 of which 10% was to be held in escrow (“Escrow Amount’) for up to 14 months after the closing to satisfy certain potential indemnification claims. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec’s debt.

In conjunction with, and as a condition to, the closing, the Company, Enertec, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and director, executed a consulting agreement, or the Consulting Agreement, whereby we, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec) will pay us an annual consulting fee of $150,000 as well as issue us 150,000 restricted shares of DPW Class A Common Stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the closing and the remaining installments vesting on each of the first 2 anniversaries of the closing. The rights and obligations under the Consulting Agreement were assigned back to Mr. Lucatz along with the DPW Equity.

In connection with the Share Purchase Agreement, based on an indemnification claim issued by Coolisys to the escrow agent alleging for breach of the Share Purchase Agreement, the Escrow Amount remained in escrow. On July 21, 2020, MICT management and MICT (the “Seller Parties”) received a statement of claim filed in the District Court of Tel Aviv by Coolisys against the Seller Parties and its Board members at the time of closing of the transaction, in the amount of approximately $2,500,000, (the “Claim”). Pursuant to the Claim, Coolisys is alleging that certain misrepresentations in the Share Purchase Agreement resulted in losses to Coolisys and requesting, among other things, that the Court instruct the release of the Escrow Amount held by the escrow agent to Coolisys.

The Company filed to the District court its defense to the Claim on December 15, 2020 which included a defense against the Claim as filed against Company and the defendant directors. In parallel, Coolisys has asked for an extension to file its answer to the defense and the parties are also negotiating a mediation process prior to litigating the Claim in court, which is planned to take place in the next few month. MICT and defendant directors have issued a notice of the Claim to its director and office insurance carrier seeking coverage. The insurance policies have been triggered, and the insurance companies are involved in the process. As of the date of hereof, the Escrow Amount remains in escrow, the annual consulting fee which the Company believes is due and payable by Coolisys (via Enertec) under the consulting agreement executed as schedule to the Share Purchase Agreement has not been paid and certain shares of DPW due pursuant to the consulting agreement were never issued to MICT.

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

Summary of Risks Affecting our Company

Our business is subject to numerous risks described in the section titled “Risk Factors” below and elsewhere in this prospectus, including the risk factors incorporated by reference herein. A summary of the material risk factors affecting our business is set forth below. Other risk factors you should consider are discussed more fully in the section entitled “Risk Factors” beginning on page S-6, which you should read in its entirety.

●	Intermediate may be unable to successfully execute its growth strategy.

●	MICT’s ability to be successful will be dependent upon the efforts of the MICT Board and key personnel and the loss of such persons could negatively impact the operations and profitability of MICT’s post-combination business.

●	We may need a significant amount of additional capital, which could substantially dilute your investment.

●	If MICT fails to meet all applicable Nasdaq requirements, Nasdaq may delist its Common Stock, which could have an adverse impact on its liquidity and market price.

●	MICT’s stockholders may not realize a benefit from the Company’s acquisition of Intermediate commensurate with the ownership dilution they experienced in connection with the acquisition.

●	The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect MICT’s business and operations. In addition, the COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect Intermediate’s and Micronet’s business and thereby have a material adverse effect on MICT’s investment in Intermediate and Micronet.

●	Because almost all of MICT’s officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against management for misconduct.

●	MICT anticipates that its operating costs and expenses will increase.

●	Intermediate’s platform and internal systems rely on software and technological infrastructure that is highly technical, and if they contain undetected errors, its business could be adversely affected.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

●	The complexities, uncertainties and rapid changes in PRC regulation of the Internet-related businesses and companies require significant resources for compliance and the uncertainties in the PRC legal system could limit the legal protections available to us.

●	The 2006 M&A Rules established complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it difficult to pursue growth through acquisitions in China.

●	Fluctuations in exchange rates of the RMB could materially affect financial results. Furthermore, MICT’s financial results may be negatively affected by foreign exchange rate fluctuations.

●	Under the enterprise income tax (“EIT”) Law, we may be classified as a “resident enterprise” of China. Such classification would likely result in unfavorable tax consequences.

●	Discontinuation of preferential tax treatments we currently enjoy or other unfavorable changes in tax law could result in additional compliance obligations and costs.

●	Potential political, economic and military instability in Israel could adversely affect operations.

●	We have issued and may issue additional preferred stock in the future, and the terms of the preferred stock may reduce the value of our Common Stock.

●	Intermediate’s trading platforms have no operating history, which makes it difficult to evaluate Intermediate’s future prospects.

●	Micronet is dependent on major customers for a significant portion of revenues, and therefore, future revenues and earnings could be negatively impacted by the loss or reduction of the demand for Micronet’s products or services by such customers.

●	Micronet operates in a highly competitive and fragmented market and may not be able to maintain a competitive position in the future. Any such failure to successfully compete could have a material adverse effect on the value of MICT’s equity interest in Micronet.

Risk Factors Related to the Integration of Intermediate and Ownership of MICT’s Securities

Intermediate may be unable to successfully execute its growth strategy.

One of the Intermediate’s strategies is to pursue organic growth by increasing product offerings and expanding into new verticals and new markets such as China. Intermediate may not be able to successfully execute all or any of these initiatives, and the results may vary from the expectations of the combined entity or others. Further, even if these initiatives are successful, Intermediate may not be able to expand and upgrade its technology systems and infrastructure to accommodate increases in the business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of its customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny. In addition, Intermediate will need to continue to attract, hire and retain highly skilled and motivated executives and employees to both execute the growth strategy and to manage the resulting growth effectively.

Prior to completion of the Merger, Intermediate did not have any formal risk management policies or procedures which may leave Intermediate exposed to unidentified or unexpected risks.

Prior to the Merger, Intermediate was dependent on the professional expertise and experience of its management and staff to assess risks. Intermediate did not have any formal written policies or procedures for identifying, monitoring or controlling risks, including risks related to human error, customer defaults, market movements, technology, fraud or money-laundering, and such risks were evaluated by its management team and boards of directors on an ad-hoc basis. Such practices and methods have historically been discretionary by nature and based on internally developed controls and observed historical market behavior. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. The risk-management methods utilized by Intermediate also may not adequately prevent losses due to technical errors if its testing and quality control practices are not effective in preventing failures.

MICT may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and its share price, which could cause you to lose some or all of your investment.

MICT cannot assure you that the due diligence it conducted on Intermediate has revealed all material issues that may be present with regard to such companies, or that it would be possible to uncover all material issues through a customary amount of due diligence or that risks outside of MICT’s control will not later arise. Each of MICT and Intermediate therefore has made its decision to complete the Merger on the basis of limited information, and the business combination may not be as profitable as expected, if at all. As a result of these factors, MICT may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Even if MICT’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with MICT’s preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on MICT’s liquidity, the fact that MICT reports charges of this nature could contribute to negative market perceptions about MICT or MICT’s securities. Accordingly, MICT cannot predict the impact that the consummation of the Merger will have on MICT’s securities.

MICT’s ability to be successful will be dependent upon the efforts of the MICT Board and key personnel and the loss of such persons could negatively impact the operations and profitability of MICT’s post-combination business.

MICT’s ability to be successful will be dependent upon the efforts of the MICT Board and key personnel. Furthermore, the business of MICT following the Merger is made up in part of Intermediate’s business, and is entirely different from MICT’s historical business. Individuals associated with Intermediate may be unfamiliar with the requirements of operating a U.S. public company, which could cause MICT’s management to have to expend time and resources helping them become familiar with such requirements.

MICT is dependent on the services of its executive officers, whose potential conflicts of interest may not permit MICT to effectively execute its business strategy.

MICT is currently dependent on the continued services and performance of its executive officers, particularly Darren Mercer, MICT’s Chief Executive Officer and a director of the MICT Board. Darren Mercer, is also the Chief Executive Officer of GFH which may result in a potential conflict of interest in Mr. Mercer carrying out his duties as a member of the MICT Board.

Provisions in MICT’s certificate of incorporation and under Delaware law could make a future acquisition of MICT, which may be beneficial to stockholders, more difficult and may prevent attempts by MICT stockholders to replace or remove the current management.

Provisions in MICT’s certificate of incorporation, as amended, and MICT’s amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for MICT’s common stock. These provisions could also limit the price that investors might be willing to pay in the future for MICT securities, thereby depressing the market price of MICT’s securities. In addition, these provisions may frustrate, deter or prevent any attempts by MICT stockholders to replace or remove current management by making it more difficult for stockholders to replace members of the MICT Board. Because the MICT Board is responsible for appointing the members of the MICT management team, these provisions could in turn affect any attempt by stockholders to replace current members of the MICT management team.

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

We may need a significant amount of additional capital, which could substantially dilute your investment.

We may need significant additional capital in the future to continue our planned operations. No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all. Failure to do so could have a material adverse effect on our business. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Common Stock, convertible securities, or other equity securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time.

Such issuances and the exercise of any convertible securities will dilute the percentage ownership of our stockholders and may affect the value of our capital stock and could adversely affect the rights of the holders of such stock, thereby reducing the value of such stock. Moreover, any exercise of convertible securities may adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of such convertible securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such convertible securities.

If we sell shares or other equity securities in one or more other transactions, or issue stock or stock options pursuant to any future employee equity incentive plan, investors may be materially diluted by such subsequent issuances.

If the price of our Common Stock is volatile, purchasers of our securities could incur substantial losses.

The price of MICT’s Common Stock has been and may continue to be volatile. The market price of MICT’s Common Stock may be influenced by many factors, including but not limited to the following:

●	developments regarding the Merger and the transactions contemplated thereby;

●	announcements of developments related to MICT’s business (including those aspects of MICT’s business received in connection with the Merger);

●	quarterly fluctuations in actual or anticipated operating results;

●	announcements of technological innovations;

●	new products or product enhancements introduced by Micronet or its competitors;

●	developments in patents and other intellectual property rights and litigation;

●	developments in relationships with third party manufacturers and/or strategic partners;

●	developments in relationships with customers and/or suppliers;

●	regulatory or legal developments in the United States, Israel, China and other countries;

●	general conditions in the global economy; and

●	the other factors described in this “Risk Factors” section.

For these reasons and others, you should consider an investment in our Common Stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the value of such investment.

A sale by MICT of a substantial number of shares of the Common Stock or securities convertible into or exercisable for Common Stock may cause the price of the Common Stock to decline and may impair the ability to raise capital in the future.

Our Common Stock is traded on Nasdaq and despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing Common Stock at or near bid prices at any given time may have been relatively small or non-existent. Financing transactions resulting in a large amount of newly-issued securities, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of Common Stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of Common Stock to sell those shares in increments over time to mitigate any adverse impact of the sales on the market price of MICT stock. If MICT stockholders sell, or the market perceives that its stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of Common Stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of Common Stock could fall. Sales of a substantial number of shares of Common Stock may make it more difficult for MICT to sell equity or equity-related securities in the future at a time and price that MICT deems reasonable or appropriate. Moreover, MICT may become involved in securities class action litigation arising out of volatility resulting from such sales that could divert management’s attention and harm MICT’s business.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in other businesses, features or technologies that we believe could complement or expand our market, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, to the extent that we enter into any term sheets or otherwise announce any intention to acquire any additional businesses, features or technologies, any such acquisition would generally be subject to completion of due diligence and required approvals, and would require additional financing, and there can be no assurance that any such acquisition will occur or be completed in a timely manner, or at all.

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, existing contracts and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from any acquired business, due to a number of factors, including:

●	failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, product quality and safety, revenue recognition or other accounting practices, or employee or client issues;

●	difficulty incorporating acquired technology and rights into our proprietary software and of maintaining quality and security standards consistent with our brands;

●	inability to generate sufficient revenue to offset acquisition or investment costs;

●	incurrence of acquisition-related costs or equity dilution associated with funding the acquisition;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	risks of entering new markets or new product categories in which we have limited or no experience;

●	difficulty converting the customers of the acquired business into our customers;

●	diversion of our management’s attention from other business concerns;

●	adverse effects to our existing business relationships as a result of the acquisition;

●	potential loss of key employees, clients, vendors and suppliers from either our current business or an acquired company’s business;

●	use of resources that are needed in other parts of our business;

●	possible write offs or impairment charges relating to acquired businesses;

●	compliance with regulatory matters covering the products of the acquired business; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.

If securities or industry analysts do not publish research or reports or publish unfavorable research about MICT’s business, the price of its Common Stock could decline.

MICT does not currently have any significant research coverage by securities and industry analysts and may never obtain such research coverage. If securities or industry analysts do not commence or maintain coverage of MICT, the trading price for its Common Stock might be negatively affected. In the event such securities or industry analyst coverage is obtained, if one or more of the analysts who covers MICT or will cover MICT downgrades its securities, the price of Common Stock would likely decline. If one or more of these analysts ceases to cover MICT or fails to publish regular reports on it, interest in the purchase of Common Stock could decrease, which could cause the price of Common Stock and trading volume to decline.

If MICT fails to meet all applicable Nasdaq requirements, Nasdaq may delist its Common Stock, which could have an adverse impact on its liquidity and market price.

MICT’s common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. If MICT is unable to comply with Nasdaq’s listing requirements, including, for example, if the closing bid price for common stock continues to fall below $1.00 per share in breach of Nasdaq Listing Rule 5550(a)(2), Nasdaq could determine to delist the common stock, which could adversely affect its market liquidity market price. In that regard, on July 22, 2019, December 12, 2018 and September 1, 2017, MICT received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of its common stock had been below $1.00 per share for each of the consecutive 30 business days preceding July 22, 2019, December 12, 2018 and September 1, 2017. In addition, on April 8, 2019, MICT received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), as MICT’s stockholders’ equity, as reported MICT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, was below the minimum stockholders’ equity requirement of $2.5 million. Although MICT was able to regain compliance with the Nasdaq continued listing requirements set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), there can be no assurance that MICT will be able to maintain compliance with the Nasdaq listing requirements, or that the common stock will not be delisted from Nasdaq in the future. Such delisting could adversely affect the ability to obtain financing for the continuation of MICT’s operations and could result in the loss of confidence by investors, customers and employees and cause its shareholders to incur substantial losses.

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

MICT’s stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If MICT is unable to realize the full strategic and financial benefits anticipated from the Merger, MICT’s stockholders will have experienced substantial dilution of their ownership interests in MICT without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent MICT is able to realize only part of the strategic and financial benefits anticipated from the Merger.

Intermediate may be subject to new or different statutory and regulatory requirements in the British Virgin Islands (“BVI”).

As the global regulatory and tax environment evolves, Intermediate may be subject to new or different statutory and regulatory requirements (for example, on January 1, 2019 the Economic Substance (Companies and Limited Partnerships) Act, 2018 of the British Virgin Islands came into force). It is difficult to predict what impact the adoption of these laws or regulations, or changes in the interpretation of existing laws or regulations could have on Intermediate, however, compliance with various additional obligations may create significant additional costs that may be borne by Intermediate or otherwise affect the management and operation of Intermediate.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect MICT’s business and operations.

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and many European countries and affected the Micronet business as set hereunder. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. MICT is actively monitoring the pandemic in order to respond the changing business and market conditions accordingly.

Management has considered the consequences of COVID 19 and other events and conditions, and it has determined that they do not create a material uncertainty that casts significant doubt upon the entity’s ability to continue as a going concern.

The impact of COVID 19 on future performance and therefore on the measurement of some assets and liabilities or on liquidity might be significant and might therefore require disclosure in the financial statements, but management has determined that they do not create a material uncertainty that casts significant doubt upon the entity’s ability to continue as a going concern.

MICT’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the spread of COVID-19 throughout China, North America, Israel and the world. The COVID-19 pandemic and both public and private measures taken to contain it have negatively affected MICT’s business, results of operations, financial condition, and liquidity, all of which may continue or worsen. The following are some of the issues that MICT continues to face:

●	Prolonged recessionary concerns. The COVID-19 pandemic has resulted in a significant reduction of economic activity in the U.S., and the markets in which Micronet operates as stated above as well as a significant increase in unemployment, which could lead to a prolonged economic recession;

●	Actual and potential delays in customer payments, defaults on the MICT’s customer credit arrangements; or other failures by third parties such as suppliers, and distributors to meet their obligations to MICT due to their economic circumstances. The financial markets have also been adversely impacted by the COVID-19 pandemic, potentially causing operational cash flow issues for MICT, and potentially causing similar issues for MICT’s customers, including, but not limited to, affecting their ability to meet their payment obligations to us; and

●	Interruptions in manufacturing or distribution of MICT’s products. Outbreaks in the communities in which MICT operates could affect its ability to operate its manufacturing or distribution activities, and MICT’s suppliers could experience similar interruptions.

Due to the uncertainty surrounding the COVID-19 pandemic, MICT will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on MICT’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by MICT in response to such spread, could have on MICT’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect MICT’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact MICT’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

Even after COVID-19 has subsided, MICT may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. While MICT continues to monitor the business metrics that it has historically used to predict its financial performance, it is uncertain as to whether these metrics will continue to function as they have in the past.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect Intermediate’s and Micronet’s business and thereby have a material adverse effect on MICT’s investment in Intermediate and Micronet.

MICT may not realize the benefits of its investment in Intermediate and Micronet if as a result of, among other things, COVID-19, Intermediate’s and Micronet’s business and operations suffer a material adverse effect. During the COVID-19 pandemic, Micronet has suffered a material adverse impact on its business and operations, results of operations and financial condition due to, among other things, a delay in receiving customers’ orders and the general negative economic climate that has resulted from COVID-19. In addition, the COVID-19 pandemic has resulted in a material adverse change in the general business and economic atmosphere in the world and in Israel and a negative sentiment in both the business and capital markets, which includes a substantial and significant decrease in demand for the products offered by Micronet, leading to a slowdown in production and delivery, as well as the cancellation of orders by its customers or rejection of development by manufacturers and suppliers.

Moreover, government restrictions imposed in China impacted Micronet’s manufacturing and subcontracting operations in China were affected for a certain period of time due to COVID-19. Similarly, GFH’s business and operations in China have been impacted by COVID-19 as well. In addition, activities related to the development of various components of Micronet’s products have not yet returned to regular levels. Although the facilities overseeing a portion of these activities have returned to operation, GFH and Micronet do not know if limitations that were previously lifted will be reinstated or whether limitations that are still in effect will be lifted in the near term. As such, Micronet’s management believes that there will be a delay in launching its new products to the market and they will not be completed before first quarter of 2021.

We have issued and may issue additional preferred stock in the future, and the terms of the preferred stock may reduce the value of our Common Stock.

We are authorized to issue up to 15,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue shares of preferred stock, it could affect stockholder rights or reduce the market value of our outstanding Common Stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.

MICT may be subject to litigation and regulatory investigations and proceedings, and may not always be successful in defending itself against such claims or proceedings.

MICT’s business operations entail substantial litigation and regulatory risks, including the risk of lawsuits and other legal actions relating to, among other matters, breach of contract, information disclosure, client onboarding procedures, sales practices, product design, fraud and misconduct, and control procedures deficiencies, as well as the protection of personal and confidential information of MICT’s or Intermediate’s or Micronet’s clients. MICT or its subsidiaries may be subject to arbitration claims and lawsuits in the ordinary course of its business. MICT or its subsidiaries may also be subject to inquiries, inspections, investigations and proceedings by regulatory and other governmental agencies. MICT and its subsidiaries will be subject to extensive and evolving regulatory requirements, non-compliance with which, may result in penalties, limitations and prohibitions on its future business activities or suspension or revocation of its licenses and trading rights, and consequently may materially and adversely affect its business, financial condition, operations and prospects.

Additionally, the Merger and the transactions contemplated thereby, as well as certain private placements completed by the Company, may give rise to litigation and/or other legal disputes. As previously disclosed, in March 2017, MICT entered into an Investment Banking Agreement (the “Sunrise Agreement”) with Sunrise Securities LLC and Trump Securities LLC (collectively, “Sunrise”) through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties had disagreements about, among other things, the applicability of the Sunrise Agreement, and the Company received demand letters and other correspondences from Sunrise threatening litigation in connection therewith. As of the date hereof, the parties have executed a settlement and release agreement for the release and waiver of the above claims however, MICT was not able to timely file a registration statement to register the shares, and shares underlying the warrants per the settlement agreement. The Sunrise parties notified MICT that it has breached the settlement agreement. MICT has made a significant offer to the Sunrise parties to settle such matter and is negotiating with the Sunrise parties to resolve this issue immediately. For further details see “Legal Proceedings” below.

Actions brought against MICT or its subsidiaries may result in settlements, injunctions, fines, penalties, suspension or revocation of licenses, reprimands or other results adverse to it that could harm its reputation. Even if MICT is successful in defending itself against these actions, the costs of such defense may be significant. In market downturns, the number of legal claims and the amount of damages sought in legal proceedings may increase.

In addition, MICT may face arbitration claims and lawsuits brought by its or tis subsidiaries’ users and clients who use its services and find them unsatisfactory. MICT may also encounter complaints alleging misrepresentation with regard to its platforms and/or services. Actions brought against MICT may result in settlements, awards, injunctions, fines, penalties or other results adverse to it including harm to its reputation. Even if MICT is successful in defending against these actions, the defense of such matters may result in its incurring significant expenses. Predicting the outcome of such matters is inherently difficult, particularly where claimants seek substantial or unspecified damages, or when arbitration or legal proceedings are at an early stage. A significant judgement or regulatory action against MICT or a material disruption in Intermediate’s stock trading platform business arising from adverse adjudications in proceedings against the directors, officers or employees would have a material adverse effect on MICT’s liquidity, business, financial condition, results of operations and prospects.

Because almost all of MICT’s officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against management for misconduct.

Currently, a majority of MICT’s directors and officers are or will be nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state. Additionally, it may be difficult to enforce civil liabilities under U.S. securities law in original actions instituted in Israel, the UK or PRC. UK, PRC or Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because such jurisdictions are not the most appropriate forum to bring such a claim. In addition, even if such courts agree to hear a claim, they may determine that Israeli, UK or PRC law, as applicable, and not U.S. law is applicable to hear the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure may also be governed by UK, PRC or Israeli law.

MICT’s financial results may be negatively affected by foreign exchange rate fluctuations.

MICT’s revenues are mainly denominated in U.S. Dollars and prior to the Merger, costs were mainly denominated in New Israeli Shekels (“NIS”). Where possible, MICT matches sales and purchases in these and other currencies to achieve a natural hedge. Currently, Micronet does not have a policy with respect to the use of derivative instruments for hedging purposes, except that Micronet will consider engaging in such hedging activities on a case by case basis. To the extent MICT is unable to fully match sales and purchases in different currencies, its business will be exposed to fluctuations in foreign exchange rates. Following the Merger, Intermediate’s revenue and expenses have been and are expected to continue to be primarily denominated in RMB and we are exposed to the risks associated with the fluctuation in the currency exchange rate of RMB. Should RMB appreciate against other currencies, the value of the proceeds from this offering and any future financings, which are to be converted from U.S. dollar or other currencies into RMB, would be reduced and might accordingly hinder our business development due to the lessened amount of funds raised. Substantial fluctuation in the currency exchange rate of RMB may have a material adverse effect on Intermediate’s business, operations and financial position and the value of your investment in the Units.

Risk Factors Relating to Intermediate’s Business

Intermediate’s trading platforms have no operating history, which makes it difficult to evaluate Intermediate’s future prospects.

Intermediate is focused on developing its various trading platforms and technology infrastructure, which have not launched. As Intermediate’s platforms will be built on technology and a significant portion of Intermediate’s staff come from Internet and technology companies, Intermediate has limited experience in most aspects of its trading platform business operation, such as trading of stock, oil and gas, and insurance brokerage. Any aspect of Intermediate’s business model that does not achieve expected results may have a material and adverse impact on Intermediate’s financial condition and results of operations. It is therefore difficult to effectively assess MICT’s future prospects.

Intermediate’s targeted markets, including online stock trading, oil and gas trading, and insurance brokerage may not develop as expected. Intermediate’s users and clients of Intermediate’s services may not be familiar with the development of these markets and may have difficulty distinguishing Intermediate’s services from those of Intermediate’s competitors. Convincing users and clients of the value of using Intermediate’s services will be critical to increasing the amount of transactions on Intermediate’s platforms and to the success of Intermediate businesses.

You should consider Intermediate’s businesses in light of the risks and challenges it encounters or may encounter given the rapidly evolving markets in which it operates and its lack of operating history. These risks and challenges include our ability to, among other things:

●	manage the launch of its trading platforms and its future growth;

●	navigate a complex and evolving regulatory environment;

●	offer personalized and competitive services;

●	increase the utilization of its services by users and clients;

●	maintain and enhance its relationships with its business partners;

●	enhance its technology infrastructure to support the growth of its business and maintain the security of its systems and the confidentiality of the information provided and utilized across its systems;

●	improve its operational efficiency;

●	attract, retain and motivate talented employees to support its business growth;

●	navigate economic condition and fluctuation;

●	defend itself against legal and regulatory actions, such as actions involving intellectual property or privacy claims; and

●	obtain any and all licenses necessary for the operation of its business.

Intermediate may not be able to manage its expansion effectively.

Intermediate’s current and planned personnel, systems, resources and controls may not be adequate to support and effectively manage its future operations. Intermediate’s plans for continuous expansion may increase the complexity of its business and may place a strain on its management, operations, technical systems, financial resources and internal control functions. Intermediate intends to upgrade its systems from time to time to cater to the need of launching new services, and the process of upgrading its systems may disrupt its ability to timely and accurately process information, which could adversely affect its results of operations and cause harm to its business.

If Intermediate is unable to attract and retain clients, or if it fails to offer services to address the needs of its clients as it evolves, Intermediate’s business and results of operations may be materially and adversely affected.

If there is insufficient demand for Intermediate’s services, it might not be able to achieve and increase its transaction volume and revenues as it expects, and its and MICT’s business and results of operations may be adversely affected.

Intermediate’s success will depend largely on its ability to attract and retain clients, in particular those that have highly frequent transactions. Failure to deliver services in a timely manner at competitive prices with satisfactory experience will cause clients to lose confidence in Intermediate and use its platforms less frequently or even stop using its platforms altogether, which in turn will materially and adversely affect Intermediate’s business. Even if Intermediate is able to provide high-quality and satisfactory services on its platforms in a timely manner and at favorable price terms, MICT cannot assure you that Intermediate will be able to attract and retain clients, encourage repeat and increase trading transactions due to reasons out of its control, such as Intermediate’s clients’ personal financial reasons or the deterioration of the market conditions.

If Intermediate is unable to generate clients and increase its client retention rates in a cost-effective manner, Intermediate’s business, financial condition and results of operations are likely to be adversely affected. Although MICT expects to spend significant financial resources on marketing expenses, these efforts may not be cost-effective to attract clients to Intermediate. MICT cannot assure its investors that Intermediate will be able to gain, maintain, or grow a client base in a cost-effective way, if at all.

MICT will depend on Intermediate’s proprietary technology, and its future results may be impacted if it cannot maintain technological superiority in its industry.

MICT’s potential success depends on Intermediate’s sophisticated proprietary technology to empower the efficient operations of its platforms. If Intermediate’s technology becomes more widely available to its current or future competitors for any reason, its operating results may be adversely affected.

Additionally, to keep pace with changing technologies and client demands, Intermediate must correctly interpret and address market trends and enhance the features and functionality of its technology in response to these trends, which may lead to significant research and development costs. Intermediate may be unable to accurately determine the needs of its users and clients or the trends of the various industries it anticipates to enter or to design and implement the appropriate features and functionality of its technology in a timely and cost-effective manner, which could result in decreased demand for its services and a corresponding decrease in its revenue. Also, any adoption or development of similar or more advanced technologies by its competitors may require that MICT devotes substantial resources to the development of more advanced technology at Intermediate to remain competitive. The markets in which Intermediate competes are characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. Intermediate may not be able to keep up with these rapid changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future.

In addition, Intermediate must protect its systems against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, hacker attacks, physical break-ins and similar events. Any software or hardware damage or failure that causes interruption or an increase in response time of its proprietary technology could reduce client satisfaction and decrease usage of its services.

Unexpected network interruptions, security breaches or computer virus attacks and failures in Intermediate’s information technology systems could have a material adverse effect on its business, financial condition and results of operations.

Intermediate’s information technology systems will support all phases of its operations and will be an essential part of its technology infrastructure. If Intermediate’s systems fail to perform, it could experience disruptions in operations, slower response time or decreased customer satisfaction. Intermediate must be able to process, record and monitor a large number of transactions and its operations are highly dependent on the integrity of its technology systems and its ability to make timely enhancements and additions to its systems. System interruptions, errors or downtime can result from a variety of causes, including unexpected interruptions to the Internet infrastructure, technological failures, changes to Intermediate’s systems, changes in customer usage patterns, linkages with third-party systems and power failures. Intermediate’s systems will also be vulnerable to disruptions from human error, execution errors, errors in models such as those used for risk management and compliance, employee misconduct, unauthorized trading, external fraud, distributed denial of service attacks, computer viruses or cyberattacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws, events impacting Intermediate’s key business partners and vendors, and other similar events.

Intermediate’s Internet-based businesses depend on the performance and reliability of the Internet infrastructure. Intermediate cannot assure its investors that the Internet infrastructure it depends on will remain sufficiently reliable for its needs. Any failure to maintain the performance, reliability, security or availability of Intermediate’s network infrastructure may cause significant damage to its ability to attract and retain users and clients. Major risks involving Intermediate’s network infrastructure include:

●	breakdowns or system failures resulting in a prolonged shutdown of its servers;

●	disruption or failure in the national backbone networks in the PRC, which would make it impossible for users and clients to access its platforms;

●	damage from natural disasters or other catastrophic events such as typhoon, volcanic eruption, earthquake, flood, telecommunications failure, or other similar events; and

●	any infection by or spread of computer viruses or other system failures.

Any network interruption or inadequacy that causes interruptions in the availability of Intermediate’s platforms or deterioration in the quality of access to its platforms could reduce user and client satisfaction and result in a reduction in the activity level of its users and clients as well as the number of clients making trading transactions on its platforms. Furthermore, increases in the volume of traffic on Intermediate’s platforms could strain the capacity of its computer systems and bandwidth, which could lead to slower response times or system failures. This could cause a disruption or suspension in Intermediate’s service delivery, which could hurt its brand and reputation. Intermediate may need to incur additional costs to upgrade its technology infrastructure and computer systems in order to accommodate increased demand if it anticipates that its systems cannot handle higher volumes of traffic and transaction in the future. In addition, it could take an extended period of time to restore full functionality to its technology or other operating systems in the event of an unforeseen occurrence, which could affect its ability to process and settle client transactions. Despite Intermediate’s efforts to identify areas of risk, oversee operational areas involving risks, and implement policies and procedures designed to manage these risks, there can be no assurance that it will not suffer unexpected losses, reputational damage or regulatory actions due to technology or other operational failures or errors, including those of its vendors or other third parties.

Failure or poor performance of third-party software, infrastructure or systems on which Intermediate relies could adversely affect its business.

Intermediate will rely on third parties to provide and maintain certain infrastructure that will be critical to its business. For example, a strategic partner provides services to Intermediate in connection with various aspects of Intermediate’s operations and systems. If such services become limited, restricted, curtailed or less effective or more expensive in any way or become unavailable to Intermediate for any reason, its business may be materially and adversely affected. The infrastructure of Intermediate’s third-party service providers may malfunction or fail due to events out of its control, which could disrupt its operations and have a material adverse effect on its business, financial condition, results of operations and cash flows. Any failure to maintain and renew Intermediate’s relationships with these third parties on commercially favorable terms, or to enter into similar relationships in the future, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

Intermediate also relies on certain third-party software, computer systems and service providers. Any interruption in these third-party services or software, deterioration in their performance, or other improper operation could interfere with its trading activities, cause losses due to erroneous or delayed responses, or otherwise be disruptive to its business. If Intermediate’s arrangements with any third party are terminated, it may not be able to find an alternative source of software or systems support on a timely basis or on commercially reasonable terms. This could also have a material adverse effect on Intermediate’s business, financial condition, results of operations and cash flows.

If Intermediate fails to protect its platform or the confidential information of its users and clients, whether due to cyber-attacks, computer viruses, physical or electronic break-ins or other reasons, it may be subject to liabilities imposed by relevant laws and regulations, and its reputation and business may be materially and adversely affected.

MICT’s and Intermediate’s computer system, the networks it uses, the networks and online trading platforms of the exchanges and other third parties with whom it interacts, are potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems or security breaches. A party that is able to circumvent MICT’s or Intermediate’s security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of the information MICT or Intermediate transmits over the Internet and mobile network or cause interruptions in its operations. MICT, Intermediate or its respective service providers may be required to invest significant resources to protect against the threat of security breaches or to alleviate problems caused by any breaches.

In addition, MICT and Intermediate will collect, store and process certain personal and other sensitive data from its users and clients, which makes MICT and Intermediate potentially vulnerable targets to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. While MICT and Intermediate will take steps to protect the confidential information that it expects to have access to, its security measures could be breached. Because the techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, MICT and Intermediate may not be able to anticipate these techniques or implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to MICT’s or Intermediate’s system could cause confidential user and client information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose MICT and Intermediate to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in MICT’s or Intermediate’s technology infrastructure are exposed and exploited, its relationships with users and clients could be severely damaged, it could incur significant liability and its stock trading platform business and operations could be adversely affected. Furthermore, Intermediate’s corporate clients may utilize its technology to serve their own employees and customers. Any failure or perceived failure by MICT or Intermediate to prevent information security breaches or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, could cause Intermediate’s clients to lose trust in it and could expose Intermediate to legal claims.

There are uncertainties as to the interpretation and application of laws in one jurisdiction which may be interpreted and applied in a manner inconsistent to another jurisdiction and may conflict with MICT’s or Intermediate’s policies and practices or require changes to the features of its system. MICT and Intermediate cannot assure that its user information protection system and technical measures will be considered sufficient under applicable laws and regulations. If MICT or Intermediate is unable to address any information protection concerns, any compromise of security that results unauthorized disclosure or transfer of personal data, or to comply with the then applicable laws and regulations, it may incur additional costs and liability and result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause its users and clients to lose trust in us, which could have a material adverse effect on its stock trading platform business, results of operations, financial condition and prospects. MICT and Intermediate may also be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security and data privacy, which could require MICT or Intermediate to incur additional costs and restrict its stock trading platform business operations.

Employee misconduct could expose Intermediate to significant legal liability and reputational harm.

Intermediate’s platforms will operate in industries in which integrity and the confidence of its users and clients are of critical importance. During Intermediate’s daily operations, it will be subject to the risks of errors and misconduct by its employees, which include:

●	engaging in misrepresentation or fraudulent activities when marketing or performing services to users and clients;

●	improperly using or disclosing confidential information of its users and clients or other parties;

●	concealing unauthorized or unsuccessful activities; or

●	otherwise not complying with applicable laws and regulations or its internal policies or procedures.

If any of Intermediate’s employees engages in illegal or suspicious activities or other misconduct, it could suffer serious harm to its reputation, financial condition, client relationships and ability to attract new clients and even be subject to regulatory sanctions and significant legal liability. Intermediate may also be subject to negative publicity from the sanction that would adversely affect its brand, public image and reputation, as well as potential challenges, suspicions, investigations or alleged claims against us. It is not always possible to deter misconduct by its employees or senior management during the operations of its business or uncover any misconduct occurred in their past employment, and the precautions Intermediate takes to detect and prevent any misconduct may not always be effective. Misconduct by Intermediate’s employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on its reputation and its business.

MICT anticipates that its operating costs and expenses will increase.

MICT anticipates that its operating costs and expenses will increase in the foreseeable future as it endeavors to launch and grow Intermediate’s business, attract users and clients, enhance and develop its service offerings, enhance its technology capabilities, and increase its brand recognition. These efforts may prove more costly than MICT anticipates, and it may not succeed in generating revenues sufficiently to offset these higher expenses. There are other external and internal factors that could negatively affect MICT’s financial condition. For example, the transaction volume achieved on Intermediate’s platforms may be lower than expected, which may lead to lower than expected revenues. Furthermore, MICT has adopted a share incentive plan in the past and may adopt new share incentive plans in the future, which have caused, and will result in, significant share-based compensation expenses to us. As a result of the foregoing and other factors, MICT may incur net losses in the future.

If there is any negative publicity with respect to MICT, its industry peers or its industries in general, MICT’s business and results of operations may be materially and adversely affected.

MICT’s reputation and brand recognition plays an important role in earning and maintaining the trust and confidence of its current and potential users and clients. MICT’s reputation and brand are vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by clients or other third parties, employee misconduct, perceptions of conflicts of interest and rumors, among other things, could substantially damage MICT’s reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of its services may not be the same as or better than that of other companies can also damage its reputation. Moreover, any negative media publicity about the industries in general or product or service quality problems of other firms in these industries, including MICT’s competitors, may also negatively impact MICT’s reputation and brand. If MICT is unable to maintain a good reputation or further enhance its brand recognition, its ability to attract and retain users, clients, third-party partners and key employees could be harmed and, as a result, its business and revenues would be materially and adversely affected.

MICT may not succeed in promoting and sustaining its brand, which could have an adverse effect on its future growth and business.

A critical component of MICT’s launch and growth will be its ability to promote and sustain its brand. Promoting and positioning MICT’s brand and platforms will depend largely on the success of its marketing efforts, its ability to attract users and clients cost-efficiently and its ability to consistently provide high-quality services and a superior experience. MICT expects to incur significant expenses related to advertising and other marketing efforts, which may not be effective and may adversely affect its net margins.

In addition, to provide a high-quality user and client experience, MICT expects to invest substantial amounts of resources in the development and functionality of Intermediate’s platforms, websites, technology infrastructure and client service operations. Intermediate’s ability to provide a high-quality user and client experience will also be highly dependent on external factors over which it may have little or no control, including, without limitation, the reliability and performance of software vendors and business partners. Failure to provide Intermediate’s users and clients with high quality services and experience for any reason could substantially harm its reputation and adversely impact its efforts to develop a trusted brand, which could have a material adverse effect on its stock trading platform business, results of operations, financial condition and prospects.

Intermediate’s platform and internal systems rely on software and technological infrastructure that is highly technical, and if they contain undetected errors, its business could be adversely affected.

Intermediate’s platforms and internal systems rely on software that is highly technical and complex. In addition, Intermediate’s platforms and internal systems depend on the ability of the software to store, retrieve, process and manage immense amounts of data. The software may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which Intermediate relies may result in a negative experience for users and clients, delay introductions of new features or enhancements, result in errors or compromise Intermediate’s ability to protect data or its intellectual property. Any errors, bugs or defects discovered in the software on which it relies could result in harm to Intermediate’s reputation, loss of users or financial service providers or liability for damages, any of which could adversely affect its business, results of operations and financial conditions.

Any failure to protect Intermediate’s intellectual property could harm its business and competitive position.

Intermediate expects to rely primarily on trade secret, contract, copyright, trademark and patent law to protect its proprietary technology. It is possible that third parties may copy or otherwise obtain and use Intermediate’s proprietary technology without authorization or otherwise infringe on its rights. Intermediate may not be able to successfully pursue claims for infringement that interfere with its ability to use its technology, website or other relevant intellectual property or have adverse impact on its brand. Intermediate cannot assure MICT’s investors that any of its intellectual property rights would not be challenged, invalidated or circumvented, or such intellectual property will be sufficient to provide Intermediate with competitive advantages. In addition, other parties may misappropriate its intellectual property rights, which would cause it to suffer economic or reputational damages. Because of the rapid pace of technological change, MICT cannot assure you that all of Intermediate’s proprietary technologies and similar intellectual property will be patented in a timely or cost-effective manner, or at all. Furthermore, parts of Intermediate’s business rely on technologies developed or licensed by other parties, or co-developed with other parties, and Intermediate may not be able to obtain or continue to obtain licenses and technologies from these other parties on reasonable terms, or at all.

Any claims or litigation could cause Intermediate and us to incur significant expenses and, if successfully asserted against Intermediate or us, could require that we pay substantial damages or ongoing royalty payments, restrict Intermediate or us from conducting our business or require that we or Intermediate comply with other unfavorable terms. We and Intermediate may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we and Intermediate were to prevail in such a dispute, any litigation regarding Intermediate’s intellectual property could be costly and time-consuming and divert the attention of our management from Intermediate and our business operations.

From time to time MICT may evaluate and potentially consummate investments and acquisitions or enter into alliances, which may require significant management attention, disrupt Intermediate’s stock trading platform business and adversely affect its financial results.

MICT may evaluate and consider strategic investments, combinations, acquisitions or alliances to further increase the value of Intermediate’s platforms and better serve Intermediate’s users and clients. These transactions could be material to its financial condition and results of operations if consummated. MICT may not have the financial resources necessary to consummate any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets in addition to integration and consolidation risks. MICT may not have sufficient management, financial and other resources to integrate any such future acquisitions or to successfully operate new businesses, and it may be unable to profitably operate its expanded company.

Internet-related issues may reduce or slow the growth in the use of our services in the future. In particular, our future growth depends on the further acceptance of the Internet in China and particularly the mobile Internet as an effective platform for assessing trading and other financial services and content.

Critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may adversely impact the growth of Internet use. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Continuous rapid growth in Internet traffic may cause decreased performance, outages and delays. Our ability to increase the speed with which we provide services to users and clients and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of Intermediate’s users’ and clients’ access to the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently or other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our web-based services could increase more slowly or decline, which would cause Intermediate’s stock trading platform business, results of operations and financial condition to be materially and adversely affected.

Intermediate face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt its operations.

Intermediate’s stock trading platform business could be materially and adversely affected by natural disasters, health epidemics or other public safety concerns. Natural disasters may give rise to server interruptions, breakdowns, system failures, technology platform failures or Internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect its ability to operate its platform and provide services and solutions. Intermediate’s stock trading platform business could also be adversely affected if its employees are affected by health epidemics. In addition, Intermediates’ results of operations could be adversely affected to the extent that any health epidemic harms the economy in general. If any natural disasters, health epidemics or other public safety concerns were to affect the locations where Intermediate operates, its operation may experience material disruptions, which may materially and adversely affect its stock trading platform business, financial condition and results of operations.

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Intermediate division’s principal executive office and operations, through its operating subsidiaries, are located in China. We also plan to launch various platforms which are being built initially in China. Accordingly, MICT’s business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic, social conditions and government policies in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, such growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing since 2012. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China, could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect MICT’s business and operating results, lead to reduction in demand for MICT’s services and adversely affect MICT’s competitive position. COVID-19 had a severe and negative impact on Chinese and global economy in the first half of 2020. Whether this will lead to a prolonged downturn in the economy is still unknown. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our Intermediate division’s financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the PRC government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our Intermediate division’s business and operating results.

The PRC legal system embodies uncertainties which could limit the legal protections available to us.

PRC laws and the PRC legal system in general may have a significant impact on our business operations in China. Although China’s legal system has developed over the last several decades, PRC laws, regulations and legal requirements remain underdeveloped relative to the United States of America. Moreover, PRC laws and regulations change frequently and their interpretation and enforcement involve uncertainties. For example, the interpretation or enforcement of PRC laws and regulations may be subject to government rules or policies, some of which are not published on a timely basis or at all. In addition, the relative inexperience of China’s judiciary system in some cases may create uncertainty as to the outcome of litigation. These uncertainties could limit our ability to enforce certain legal or contractual rights or otherwise adversely affect our business and operations.

Furthermore, due to the existence of unpublished rules and policies, and since newly issued PRC laws and regulations may have expected and unexpected retrospective effects, we may not be aware of a violation of certain PRC laws, regulations, policies or rules until after the event.

The complexities, uncertainties and rapid changes in PRC regulation of the Internet-related businesses and companies require significant resources for compliance.

The PRC government extensively regulates the Internet industries, including foreign ownership of, and the licensing and permit requirements pertaining to, companies doing business in the Internet industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC regulation of these businesses include, but are not limited to, the following:

There are uncertainties relating to the regulation of the Internet-related businesses in China, including evolving licensing practices. This means that certain of our permits, licenses or operations may be subject to challenge, or we may fail to obtain permits or licenses that may be deemed necessary for operations.

New laws and regulations that regulate Internet activities, including operating online platforms for stock trading, oil and gas trading, or insurance brokerage may be promulgated. If these new laws and regulations are promulgated, additional licenses may be required for operations. If our operations do not comply with these new regulations after they become effective, or if we fail to obtain any licenses required under these new laws and regulations, MICT or its subsidiaries could be subject to penalties.

The principal regulation governing the operation of Internet insurance business is the Measures for the Regulation of Internet Insurance Business, or Regulation of Internet Insurance Business, promulgated by the CBIRC on December 7, 2020 and effective on February 1, 2021. There is no assurance that Intermediate would be able to meet all the requirements set forth under the Regulation of Internet Insurance Business and effectively operate an online insurance brokerage business. Please refer to “Regulation of Internet Insurance Businesses.”

The interpretation and application of existing PRC laws, regulations and policies and any new laws, regulations or policies relating to the Internet-related industries have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of companies in these industries. We cannot assure you that Intermediate had obtained all the permits or licenses required for conducting its business in China or will be able to maintain existing licenses or obtain any new licenses required under any new laws or regulations. There are also risks associated with being found in violation of existing or future laws and regulations given the uncertainty and complexity of China’s regulation of these businesses.

In addition, new laws and regulations applicable to the Internet-related industries could be issued at the national or provincial level, or existing regulations could be interpreted more strictly. No assurance can be given that business on these industries in general or our services in particular will not be adversely impacted by further regulations. In particular, technical limitations on Internet use can also be developed or implemented. For example, restrictions can be implemented on personal Internet use in the workplace in general or access to Intermediate’s sites in particular. All such regulations, restrictions and limitations could lead to a reduction of user activities or a loss of users, and restrict the types of products and services we may be able to offer in China, which in turn could have a material adverse effect on our financial condition and results of operations in China.

The 2006 M&A Rules established complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it difficult to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory authorities promulgated the Regulations on Mergers and Acquisitions of Domestics Enterprises by Foreign Investors (the “2006 M&A Rules”), which were later amended on June 22, 2009. The 2006 M&A Rules and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the Ministry of Commerce, People’s Republic of China (“MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law of China requires that the anti-monopoly law enforcement authority shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the State Council that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Governmental control of currency conversion may affect the value of business in China.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of foreign currency out of China. Certain revenues may be received in RMB. Shortages in the availability of foreign currency may restrict our or our partners’ ability in China to remit sufficient foreign currency to pay dividends or other payments, or otherwise satisfy their foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments, expenditures from trade related transactions and services-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from SAFE or its local branch is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access to foreign currencies for current account transactions in the future.

Fluctuations in exchange rates of the RMB could materially affect financial results.

The exchange rates between the RMB and the U.S. dollars and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. The People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals.

Regulation and censorship of information disseminated over the Internet in China may adversely affect our business, and may cause liability for content that is displayed on any of its websites.

China has enacted laws and regulations governing Internet access and the distribution of products, services, news, information, audio-video programs and other content through the Internet. In the past, the PRC government has prohibited the distribution of information through the Internet that it deems to be in violation of PRC laws and regulations. If any of Intermediate’s Internet information on its online platforms is deemed by the PRC government to violate any content restrictions, we or our partners may not be able to continue to display such content and could become subject to penalties, including confiscation of income, fines, suspension of business and revocation of required licenses, which could materially and adversely affect our business, financial condition and results of operations. We or our partners may also be subjected to liability for any unlawful actions of their customers or users of their websites or for content distributed by such subsidiaries or partners that is deemed inappropriate. It may be difficult to determine the type of content that may result in liability.

It may be difficult for overseas regulators to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Under the enterprise income tax (“EIT”) Law, we may be classified as a “resident enterprise” of China. Such classification would likely result in unfavorable tax consequences.

Under the EIT Law, which has been revised effective as of December 29, 2018, and its implementation rules, (the “Implementation Rules”), which has been revised and effective as April 23, 2019, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and is subject to enterprise income tax, or EIT, at the rate of 25% on its global income. The Implementation Rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within China if the following criteria are satisfied: (i) the place where the senior management and core management departments that are in charge of its daily operations perform their duties is mainly located in the PRC; (ii) its financial and human resources decisions are made by or are subject to approval by persons or bodies in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (iv) more than half of the enterprise’s directors or senior management with voting rights frequently reside in the PRC.

Currently, we do not believe we meet all of the criteria above. If the PRC authorities consider that we meet all of the criteria above and treat us as a resident enterprise, a 25% EIT on global income could significantly increase our tax burden and materially and adversely affect its financial condition and results of operations.

In addition, even if we are not deemed as a resident enterprise by the PRC authorities, pursuant to the EIT Law, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign investors will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement and provided that relevant tax authorities approved the foreign investors as the beneficial owners of such dividends under applicable tax regulations.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by non-PRC holding companies.

On February 3, 2015, the China State Administration of Taxation (“SAT”) issued the Circular on issues of enterprise Income Tax on Indirect Transfer of Assets by Non-PRC Resident Enterprise, or the SAT Circular 7, pursuant to which if a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by transfer of the equity interests of an offshore holding company (other than the purchase and sale of shares in public securities market) without a reasonable commercial purpose, the PRC tax authorities have the power to reassess the nature of the transaction and the indirect equity transfer might be treated as a direct transfer. As a result, the gain derived from such transfer, which means the equity transfer price minus the cost of equity, will be subject to the PRC withholding tax at a rate of up to 10%. SAT Circular 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets. Under the SAT Circular 7, the transfer which meets all of the following circumstances shall be deemed as having no reasonable commercial purpose: (i) over 75% of the value of the equity interests of the offshore holding company are directly or indirectly derived from PRC taxable properties; (ii) at any time during the year before the indirect transfer, over 90% of the total properties of the offshore holding company are investments within PRC territory, or in the year before the indirect transfer, over 90% of the offshore holding company’s total income is directly or indirectly derived from within PRC territory; (iii) the function performed and risks assumed by the offshore holding company are insufficient to substantiate its corporate existence; or (iv) the foreign income tax imposed on the indirect transfer is lower than the PRC tax imposed on the direct transfer of the PRC taxable properties. In October 2017, SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Circular 37, which came into effect on December 1, 2017 and was amended on June 15, 2018. The SAT Circular 37 further clarifies the practice and procedure of the withholding of nonresident enterprise income tax. Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an indirect transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such indirect transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax.

We face uncertainties as to the reporting and other implications of certain past and future transactions that involve PRC taxable assets, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. We may be subject to filing obligations or taxed if we are transferors in such transactions, and may be subject to withholding obligations if we are transferees in such transactions, under SAT Circular 7 or SAT Circular 37, or both.

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect MICT’s business and results of operations.

The Standing Committee of the National People’s Congress enacted the Labor Contract Law in 2008 and amended it on December 28, 2012. The Labor Contract Law introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor laws. Under the Labor Contract Law, an employer is obligated to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract, with certain exceptions, must have an unlimited term, subject to certain exceptions. With certain exceptions, an employer must pay severance to an employee where a labor contract is terminated or expires. In the case of retrenching 20 or more employees or where the number of employees to be retrenched is less than 20 but comprises 10% or more of the total number of employees of such employer under certain circumstances, the employer shall explain the situation to the labor union or all staff 30 days in advance and seek the opinion of the labor union or the employees, the employer may carry out the retrenchment exercise upon reporting the retrenchment scheme to the labor administrative authorities. In addition, the PRC governmental authorities have continued to introduce various new labor-related regulations since the effectiveness of the Labor Contract Law.

Under the PRC Social Insurance Law and the Administrative Measures on Housing Fund, employees are required to participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance, maternity insurance, and housing funds and employers are required, together with their employees or separately, to pay the social insurance premiums and housing funds for their employees. If we fail to make adequate social insurance and housing fund contributions, or fail to withhold individual income tax adequately, we may be subject to fines and legal sanctions, and our business, financial conditions and results of operations may be adversely affected.

These laws designed to enhance labor protection tend to increase our labor costs. In addition, as the interpretation and implementation of these regulations are still evolving, our employment practices may not be at all times be deemed in compliance with the regulations. As a result, we could be subject to penalties or incur significant liabilities in connection with labor disputes or investigations.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries or limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits.

SAFE promulgated the SAFE Circular 37 on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 and its implementing rules require PRC residents to register with banks designated by local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with the PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.”

We notified substantial beneficial owners of ordinary shares who we know are PRC residents of their filing obligation, and pursuant to the former SAFE Circular 75, we filed the above-mentioned foreign exchange registration on behalf of certain employee shareholders who we know are PRC residents. However, we may not be aware of the identities of all of our beneficial owners who are PRC residents. We do not have control over our beneficial owners, and there can be no assurance that all of our PRC-resident beneficial owners will comply with relevant SAFE regulations. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject the beneficial owners or our PRC subsidiaries to fines and legal sanctions.

Furthermore, since it is unclear how those SAFE regulations, and any future regulation concerning offshore or cross-border transactions, will be further interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

Any failure to comply with PRC regulations regarding our employee equity incentive plans may subject the PRC participants in the plans, us or our overseas and PRC subsidiaries to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may, prior to the exercise of an option, submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC citizens residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and whom we or our overseas listed subsidiaries have granted restricted share units, or RSUs, options or restricted shares, may follow the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, issued by SAFE in February 2012, to apply for the foreign exchange registration. According to those regulations, employees, directors and other management members participating in any stock incentive plan of an overseas publicly listed company who are PRC citizens or who are non-PRC citizens residing in China for a continuous period of not less than one year, subject to limited exceptions, are required to register with SAFE through a domestic qualified agent, which may be a PRC subsidiary of the overseas listed company, and complete certain other procedures. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit their ability to make payment under the relevant equity incentive plans or receive dividends or sales proceeds related thereto in foreign currencies, or our ability to contribute additional capital into our domestic subsidiaries in China and limit our domestic subsidiaries’ ability to distribute dividends to us. We also face regulatory uncertainties under PRC law that could restrict our ability or the ability of our overseas listed subsidiaries to adopt additional equity incentive plans for our directors and employees who are PRC citizens or who are non-PRC citizens residing in the PRC for a continuous period of not less than one year, subject to limited exceptions.

In addition, the STA has issued circulars concerning employee RSUs, share options or restricted shares. Under these circulars, employees working in the PRC whose RSUs or restricted shares vest, or who exercise share options, will be subject to PRC individual income tax. The PRC subsidiaries of an overseas listed company have obligations to file documents related to employee RSUs, share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees related to their RSUs, share options or restricted shares. Although we and our overseas listed subsidiaries currently withhold individual income tax from our PRC employees in connection with the vesting of their RSUs and restricted shares and their exercise of options, if the employees fail to pay, or the PRC subsidiaries fail to withhold, their individual income taxes according to relevant laws, rules and regulations, the PRC subsidiaries may face sanctions imposed by the tax authorities.

Discontinuation of preferential tax treatments we currently enjoy or other unfavorable changes in tax law could result in additional compliance obligations and costs.

Chinese companies operating in the high-technology and software industry that meet relevant requirements may qualify for three main types of preferential treatment, which are high and new technology enterprises, software enterprises and key software enterprises within the scope of the PRC national plan. For a qualified high and new technology enterprise, the applicable enterprise income tax rate is 15%. The high and new technology enterprise qualification is re-assessed by the relevant authorities every three years. Moreover, a qualified software enterprise is entitled to a tax holiday consisting of a two-year tax exemption beginning from the first profit-making calendar year and a 50% tax reduction for the subsequent three calendar years. The software enterprise qualification is subject to an annual assessment. For a qualified key software enterprise within the scope of the PRC national plan, the applicable enterprise tax rate for a calendar year is 10%. The key software enterprise qualification is subject to an annual assessment.

A number of our China operating entities take advantage of these preferential tax treatments. The discontinuation of any of the various types of preferential tax treatment that we take advantage of could materially and adversely affect our results of operations.

If our auditor is sanctioned or otherwise penalized by the Public Company Accounting Oversight Board (“PCAOB”) or the SEC as a result of failure to comply with inspection or investigation requirements, our financial statements could be determined to be not in compliance with the requirements of the Exchange Act or other laws or rules in the United States, which could ultimately result in our Common Stock being delisted from The Nasdaq Capital Market.

Our auditor is required under U.S. law to undergo regular inspections by the PCAOB. Our auditor is located in Israel and has been inspected and continues to be subject to PCAOB inspection. However, without approval from the Chinese government authorities, the PCAOB is currently unable to conduct inspections of the audit work and practices of PCAOB-registered audit firms within the PRC on a basis comparable to other non-U.S. jurisdictions. Since we have substantial operations in the PRC, if we utilize the services of our auditor’s China based firm or various other auditors located in China, such auditors and their audit work are currently not fully inspected by the PCAOB.

Inspections of other auditors conducted by the PCAOB outside of China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections.

The SEC previously instituted proceedings against mainland Chinese affiliates of the numerous accounting firms, including the affiliate of our auditor, for failing to produce audit work papers under Section 106 of the Sarbanes-Oxley Act because of restrictions under PRC law. Each of the “big four” accounting firms in mainland China agreed to a censure and to pay a fine to the SEC to settle the dispute and stay the proceedings for four years, until the proceedings were deemed dismissed with prejudice on February 6, 2019. It remains unclear whether the SEC will commence a new administrative proceeding against the four mainland China-based accounting firms. Any such new proceedings or similar action against our audit firm for failure to provide access to audit work papers could result in the imposition of penalties, such as suspension of our auditor’s ability to practice before the SEC. If our independent registered public accounting firm, or its affiliate, was denied, even temporarily, the ability to practice before the SEC, and it was determined that our financial statements or audit reports were not in compliance with the requirements of the Exchange Act, we could be at risk of delisting or become subject to other penalties that would adversely affect our ability to remain listed on The Nasdaq Capital Market.

In recent years, U.S. regulators have continued to express their concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. More recently, as part of increased regulatory focus in the U.S. on access to audit information, on May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, or the HFCA Act, which includes requirements for the SEC to identify issuers whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that our auditor or us will be able to comply with requirements imposed by U.S. regulators.

Furthermore, on June 4, 2020, the U.S. President issued a memorandum ordering the President’s Working Group on Financial Markets to submit a report to the President within 60 days of the memorandum that includes recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and departments with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. The recommendations are to include actions that could be taken under current laws and rules as well as possible new rulemaking recommendations.

On May 20, 2020, the HFCAA passed the United States Senate by unanimous consent. On December 2, 2020, the US House of Representatives passed by voice vote the Holding Foreign Companies Accountable Act (HFCAA), which would require auditors of foreign public companies to allow the Public Company Accounting Oversight Board (PCAOB) to inspect their audit work papers for audits of non-US operations as required by the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). If a company’s auditors fail to comply for three consecutive years, then the Company’s shares would be prohibited from trading in the United States. The legislation passed the Senate in May. The HFCAA was signed into law on December 18, 2020.

The HFCAA aims to address restrictions China has placed on the PCAOB’s ability to inspect or investigate PCAOB-registered public accounting firms in connection with their audits of Chinese companies. Sarbanes-Oxley created the PCAOB “to oversee the audit of public companies that are subject to the securities laws, and related matters, in order to protect the interests of investors and further the public interest in the preparation of informative, accurate, and independent audit reports for companies the securities of which are sold to, and held by and for, public investors.” Specifically, the PCAOB is responsible for registering public accounting firms, establishing standards applicable to the preparation of audit reports for companies, conducting inspections and investigations of public accounting firms to ensure they are complying with those standards, and bringing enforcement actions when they are not.

The HFCAA could adversely affect the listing and compliance status of China-based issuers listed in the United States, such as our company, and may have a material and adverse impact on the trading prices of the securities of such issuers, including our Common Stock, and substantially reduce or effectively terminate the trading of our Common Stock in the United States.

Risk Factors Relating to Micronet’s Business and Industry

Potential political, economic and military instability in Israel could adversely affect operations.

Certain of MICT and Micronet’s principal offices and operating facilities are located in Israel. Accordingly, with respect to such Israeli facilities, political, economic and military conditions in Israel directly affect the operations of MICT and Micronet. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility varying in degree and intensity has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and Palestinians, which has adversely affected the peace process and has negatively influenced Israel’s relationship with its Arab citizens and several Arab countries, including the Gaza Strip, the West Bank, Lebanon and Syria. Such ongoing hostilities may hinder Israel’s international trade relations and may limit the geographic markets where Micronet can sell its products and solutions. Hostilities involving or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could materially and adversely affect operations.

In addition, Israel-based companies and companies doing business with Israel have been subject to an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment, along with other private organizations around the world. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, whether or in what manner these problems will be resolved is unpredictable. Wars and acts of terrorism have resulted in significant damage to the Israeli economy, including reducing the level of foreign and local investment.

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

Previously, the Company and Micronet entered, and the Company and Micronet may plan in the future to enter into, non-competition agreements with our key employees, in most cases within the framework of their employment agreements. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable Israeli law, the Company and Micronet may be unable to enforce these agreements or any part thereof against our Israeli employees. If the Company and Micronet cannot enforce its non-competition agreements against their respective Israeli employees, then the Company and Micronet may be unable to prevent their competitors from benefiting from the expertise of these former employees, which could impair the Company’s business, results of operations and ability to capitalize on Micronet’s proprietary information.

If Micronet is unable to develop new products and maintain a qualified workforce, then it may not be able to meet the needs of customers in the future.

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

Developing new technologies entails significant risks and uncertainties that may cause Micronet to incur significant costs and could have a material adverse effect on its operating results, financial condition, and/or cash flows, and as a result thereof, adversely affect the value of MICT’s equity interest in Micronet.

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

Micronet’s success and ability to compete is dependent on its proprietary technology. The steps Micronet has taken to protect its proprietary rights may not be adequate and Micronet may not be able to prevent others from using its proprietary technology. The methodologies and proprietary technology that constitute the basis of Micronet’s solutions and products are not protected by patents. Existing trade secret, copyright and trademark laws and non-disclosure agreements to which Micronet is a party offer only limited protection. Therefore, others, including Micronet’s competitors, may develop and market similar solutions and products, copy or reverse engineer elements of Micronet’s production lines, or engage in the unauthorized use of Micronet’s intellectual property. Any misappropriation of Micronet’s proprietary technology or the development of competitive technology may have a significant adverse effect on Micronet’s ability to compete and may harm the value of MICT’s equity interest in Micronet.

Micronet may become subject to claims for remuneration or royalties for assigned service invention rights by its employees, which could result in litigation and harm our business.

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

Substantial costs as a result of litigation or other proceedings relating to intellectual property rights may be incurred, which would have an adverse effect on the value of MICT’s equity interest in Micronet.

Third parties may challenge the validity of Micronet’s intellectual property rights or bring claims regarding Micronet’s infringement of a third party’s intellectual property rights. This may result in costly litigation or other time-consuming and expensive judicial or administrative proceedings, which could deprive Micronet of valuable rights, cause them to incur substantial expenses and cause a diversion for technical and management personnel. An adverse determination may subject Micronet to significant liabilities or require it to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, Micronet may be required to pay substantial financial damages or be required to discontinue or significantly delay the development, marketing, sale or licensing of the affected products and intellectual property rights. The occurrence of any of the foregoing could have an adverse effect on the value of MICT’s equity interest in Micronet.

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

If there is a significant change in one or more of these circumstances or estimates, or if faced with unexpected contract costs, the profitability of one or more of these contracts may be adversely affected and could affect, among other things, earnings and margins, due to the fact that Micronet’s contracts are often made on a fixed-price basis.

Earnings and margins could be negatively affected by deficient subcontractor performance or the unavailability of raw materials or components.

Micronet’s operations rely on other companies to provide raw materials, major components and subsystems for its products. Subcontractors perform some of the services that Micronet provides to its customers. Micronet’s operations depend on these subcontractors and vendors to meet contractual obligations in full compliance with customer requirements. Occasionally, Micronet relies on only one or two sources of supply that, if disrupted, could have an adverse effect on Micronet’s ability to meet commitments to customers. Micronet’s ability to perform its obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. Further, deficiencies in the performance of subcontractors and vendors could result in a customer terminating a contract for default. A termination for default could expose Micronet to liability and adversely affect financial performance and Micronet’s ability to win new contracts, and in turn, adversely affect the value of MICT’s equity interest in Micronet.

Micronet is dependent on major customers for a significant portion of revenues, and therefore, future revenues and earnings could be negatively impacted by the loss or reduction of the demand for Micronet’s products or services by such customers.

A significant portion of MRM annual revenues are derived from a few leading customers. Most of Micronet’s major customers do not have any obligation to purchase additional products or services from it. Therefore, there can be no assurance that any of Micronet’s leading customers will continue to purchase solutions, products or services at levels comparable to previous years. A substantial loss or reduction in Micronet’s existing major customers could adversely affect future revenues and earnings and in turn, adversely affect the value of MICT’s equity interest in Micronet.

Micronet operates in a highly competitive and fragmented market and may not be able to maintain a competitive position in the future. Any such failure to successfully compete could have a material adverse effect on the value of MICT’s equity interest in Micronet.

A number of large competitors operate the MRM market in which Micronet operates. These large companies have far greater development and capital resources than Micronet. Further, there are competitors of Micronet that offer solutions, products and services similar to those offered by Micronet. If they continue, these trends could undermine Micronet’s competitive strength and position and adversely affect earnings and financial condition, which could have a material adverse effect on the value of MICT’s equity interest in Micronet.

Micronet may cease to be eligible for, or receive reduced, tax benefits under Israeli law, which could negatively impact profits in the future.

Micronet currently receives certain tax benefits under the Israeli Law Encouragement of Capital Investments of 1959, as a result of the designation of its production facility as an “Approved Enterprise.” To maintain their eligibility for these tax benefits, Micronet must continue to meet several conditions including, among others, generating more than 25% of its gross revenues outside the State of Israel and continuing to qualify as an “Industrial Company” under Israeli tax law. An Industrial Company, according to the applicable Israeli law (Law for the Encouragement of Industry (Taxes), 1969), is a company that resides in Israel (either incorporated in Israel or managed and controlled from Israel) that, during the relevant tax year, derives at least 90% of its income from an Industrial Factory. An Industrial Factory means a factory that is owned by an Industrial Company and where its manufacturing operations constitute a vast majority of the factory’s total operations/business. The tax benefits of qualifying as an Industrial Company include a reduction of the corporate tax from 24% for “Regular Entities” and 16% or 7.5% for “Preferred Enterprises” (depending on the location of industry) in 2017. In addition, in recent years the Israeli government has reduced the benefits available under this program and has indicated that it may further reduce or eliminate benefits in the future. There is no assurance that Micronet will continue to qualify for these tax benefits or that such tax benefits will continue to be available. The termination or reduction of these tax benefits would increase the amount of tax payable by Micronet and, accordingly, reduce MICT’s net profit after tax and negatively impact profits, if any, which may adversely affect the value of MICT’s equity interest in Micronet.

Micronet is subject to regulations in the United States and Europe, which if failed to be met, could negatively impact Micronet’s and MICT’s business and reputation.

Micronet’s business is subject to certain international standards such as U.S. Federal Communications Commission, or FCC, Part 15B, FCC ID, CE and Restriction of Hazardous Substances, or RoHS, which define compatibility of interface and telecommunications standards to those implemented in the United States by the FCC and in Europe by the European Commission, respectively. Micronet’s solutions and products also need to comply with the E-Mark European standard, which is the standard that defines the compatibility of interface and telecommunications to all appliances installed in and around an automobile. Micronet is exposed to risks from regulators, arising from Micronet’s failure to comply with the aforementioned international standards, which define interface and communication standards, compliance with the standards of the European Common Market, European Conformity, or the CE, and the requirements of the U.S. Communications Regulatory Commission, the FCC, inclusive of the ELD mandate. If Micronet does not adhere to these international standards, Micronet may be limited in marketing its products in such markets, and face fines and/or risks to both MICT’s and Micronet’s reputation, and which may also adversely affect MICT’s and Micronet’s future revenues and earnings and the value of MICT’s equity interest in Micronet.

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

We are currently occupying approximately 4,370 square feet and our monthly rent obligation is approximately $13,161.

Micronet currently maintains a facility in its building in Azur, Israel. The facility is leased, under a long-term lease, or the Long-Term Lease, under which Micronet has purchased “like ownership” rights from the Israeli Land Administration. The facility subject to the Long-Term Lease is used as Micronet’s headquarters and operational facility. Micronet’s executive offices occupy approximately 9,000 square feet and house the corporate functions, sales support, and marketing, finance, engineering and operating groups. The Long-Term Lease expires in April 2028, subject to Micronet’s option to extend the term by another 49 years. Micronet does not pay rent with respect to the facility due to its purchased the lease rights. During 2020 and the first quarter of 2021, Micronet’s U.S. subsidiary, Micronet Inc., maintained leased offices in Salt Lake City, Utah for purpose of local management and sale support and the annual rent was approximately $20,000. Mictonet Inc. recently terminated the use of the local offices.

BI Intermediate (Hong Kong) Limited, a Hong Kong company (“BI Intermediate”) currently maintains office space in Hong Kong. BI Intermediate lease was extended on a month-to-month basis for three years and the rent cost is approximately $14,640 per month. The office facility in Hong Kong occupies approximately 2,800 square feet and is used for the headquarters, sales support, marketing, finance, engineering and operating groups.

Bokefa Petroleum and Natural Gas CO., LTD, a wholly owned subsidiary of BI Intermediate currently maintains office space in Ningbo City, Zhejiang Province. Bokefa’s lease are paid on a monthly basis for three years and the rent cost is approximately $137,000 per year. The office facility in Zhejiang Province occupies and is used for the headquarters, sales support, marketing, finance, engineering and operating groups.

Item 3.	Legal Proceedings.

From time to time, MICT, Intermediate and/or Micronet may become subject to litigation incidental to its business. For details related to legal proceedings see "Legal Proceedings" under the business overview section (pages 28-30)

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are listed on the Nasdaq under the symbol “MICT.”

Holders

As of March 24, 2021, we had 114,177,952 shares of common stock outstanding and such shares were held by 175 stockholders of record. Because some of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We did not declare or pay cash dividends in either 2020 or 2019 and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We have no dividends policy and will consider distributing dividends on a year-by-year basis. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

During the first quarter of 2020, we issued an aggregate of 1,200,000 options under our 2012 incentive plan to certain of our service providers and Directors as compensation as contemplated in the merger transaction.

During the second quarter of 2020, we issued an aggregate of 18,182 shares of our common stock to one of our service providers as compensation for professional services render by him and in lieu of cash compensation.

During the third quarter of 2020, we issued

(i) an aggregate of 550,000 shares of our common stock to certain of our Directors. (ii) an aggregate of 1,200,000 shares of our common stock to certain of our service providers who rendered the Company with  services in connection with the consummation of the GFH merger transaction, as compensation in lieu of cash compensation (iii) an aggregate of 100,000 options as director compensation to one of our member of the Board (iv) an aggregate of 13,636,363 shares of our common stock Pursuant to the April 21, 2020, and the July 8, 2020 Agreements entered by MICT with various purchasers for the sale of certain convertible notes as described in the Description of Business above. (v) an aggregate of 22,727,272 shares of common stock issued pursuant to the acquisition of GFH Intermediate Holdings Ltd as merger consideration to GFH Holding, the controlling the shareholders of GFHI who merged into the Company as described in the Description of Business above (vi) an aggregate of 6,363,636 shares of our common stock issued following and in exchange to the conversion of the Series A Convertible Preferred Stock (vii) an aggregate of 1,818,181 shares of our common stock issued following and in exchange to the conversion of the  Series B Convertible Preferred Stock. (ix) an aggregate of 2,181,282 shares of common stock as a result of the exercising of Company’s warrants held by YA GLOBAL II SPV, LLC and Hadron Alpha Select Fund. (x) an aggregate of 1,198,000 shares of our common stock issued pursuant to the exercising of options held by employees, former directors and service providers.

During the fourth quarter of 2020, we issued (i) an aggregate of 175,000 shares of our common stock to certain of our Directors as compensation in lieu of cash compensation (ii) an aggregate of 200,000 shares of our common stock as consideration agreed between the Company with Maxim as part of a settlement and release agreement executed between the parties and the mutual waiver of claims (“Maxim Settlement”) (iii) an aggregate of 7,600,000 shares of common stock under the November 2, 2020, Securities Purchase Agreement.

During the first quarter of 2021, we issued (i) an aggregate of 69,107 shares of our common stock to Maxim as part of an agreed amendment to the Maxim Settlement (ii) an aggregate of 22,471,904 units (consisting of (i) one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) one Series A Warrant (the “Series A Warrant”) to purchase one share of Common Stock, and (iii) 0.5 Series B Warrant (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”) to purchase one share of Common Stock,) Pursuant to the February 11, 2021 Securities Purchase Agreement. (iii) an aggregate of 19,285,715 shares of common stock and 19,285,715 warrants to purchase shares with respect to March 2, 2021 Securities Purchase Agreement, (iv) an aggregate of 1,173,778 shares of our common stock from exercising of warrants (v) and an aggregate of 2,400,000 shares of common stock with respect to November 2, 2020, Securities Purchase Agreement.

We claimed exemption from registration under the Securities Act for each of the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to the Merger, we operated primarily through our Israel-based subsidiary, Micronet. Micronet operates in the growing commercial MRM market. Micronet, through both its Israeli and U.S. operational offices, is a developer, manufacturer and a global provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. The products and solutions designed, developed and manufactured by Micronet include rugged mobile computing devices (tablets and on-board-computers) that provide fleet operators and field workforces with computing solutions for challenging work environments, such as extreme temperatures, repeated vibrations or dirty and wet or dusty conditions.

In 2020, Micronet entered into the video analytics device market by launching its innovating smart camera all in-one video telematics device known as Micronet SmartCam, which incorporates and is powered by third party video analytics software applications. Micronet SmartCam is based on the powerful and flexible Android platform, and is intended to be a ruggedized, integrated, and ready-to-go smart camera supporting complete telematics features designed for in-vehicle use. Coupled with vehicle-connected interfaces, state of the art diagnostic capabilities, and two smart cameras, it offers video analytics and telematics services capabilities, addressing safety and tracking needs of commercial fleets. MICT believes that Micronet SmartCam provides a versatile, advanced, and affordable mobile computing platform for a variety of fleet management and video analytics solutions. The powerful computing platform, coupled with the Android operating system, allows its customers to run their applications or pick and choose a set of applications and services from the Micronet marketplace. Micronet’s customers consist primarily of solution providers specializing in the MRM market and potentially Original Equipment Manufacturer (“OEM”) truck and vehicle manufacturers including as part of the aftermarket sales. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet products are used by customers operating vehicle fleets around the world with primary markets in North America and Europe.

In July 2020, we completed the acquisition of Intermediate pursuant to the Merger Agreement. Intermediate believes it is well positioned to establish itself, through its operating subsidiaries, as a financial technology company with significant focus on the China market and in other areas of the world.

Intermediate, through its operating subsidiaries, seeks to service Chinese and other global investors and customers by offering services in stock brokerage and wealth management, oil and gas trading, and insurance brokerage. Intermediate has been in the process of building various platforms for business opportunities in various verticals and technology segments it can capitalize on, and it will continue to add to the capabilities of such platforms through acquisitions or licensing of technologies to support these efforts in the different market segments as more fully described below. By building secure, reliable and scalable platforms with high volume processing capability, Intermediate believes it is able to provide customized solutions that address the needs of a very diverse client base.

Intermediate through its operating subsidiaries, seeks to secure material contracts in valuable market segments in China and develop market opportunities, which will allow Intermediate to access and grow its business in the market segments of stock trading and wealth management, oil and gas trading, and insurance brokerage through its operating subsidiaries.

Significant transactions during the period:

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s former President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange (the “TASE”). As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On September 5, 2019, Micronet closed a subsequent public equity offering on the TASE. As a result, our ownership interest in Micronet was further diluted from 33.88% to 30.48%, which was later increased as described herein. The initial decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing on February 24, 2019, the Company accounted for its ownership in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net gain of $299,000 in February 2019.

On June 10, 2020, MICT Telematics Ltd, subsidiary of the company, purchased 5,999,996 of Micronet’s ordinary shares for aggregate proceeds of NIS 1,800,000 (or $515,000) through tender offer and increased the ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 the Company purchased through public offering 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000), and increased the ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares.

On October 11, 2020, Micronet closed a public equity offering on the TASE, in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following the Micronet’s offering, the purchase of share and the exercise of our stock options, our ownership interest in Micronet was diluted from 53.39% to 50.31% of the Micronet outstanding share capital.

Management has considered the consequences of COVID 19 and other events and conditions, and it has determined that they do not create a material uncertainty that casts significant doubt upon the entity’s ability to continue as a going concern.

The impact of COVID 19 on future performance and therefore on the measurement of some assets and liabilities or on liquidity might be significant and might therefore require disclosure in the financial statements.

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

Voting Agreement. In connection with the execution and delivery of the Merger Agreement, D. L Capital (“DLC”), an entity affiliated with David Lucatz, the President and Chief Executive Officer of MICT, entered into a voting agreement, by and among MICT, GFH and DLC (the “Voting Agreement”), pursuant to which, during the term of such agreement, DLC has agreed to vote all of its capital shares in MICT in favor of the Merger Agreement, the related ancillary documents and any required amendments to MICT’s organizational documents, and in favor of all of the transactions in furtherance thereof, and to take certain other actions in support of the transactions contemplated by the Merger Agreement and will, at every meeting of the stockholders of MICT called for such purpose, and at every adjournment or postponement thereof (or in any other circumstances upon which a vote, consent or approval is sought, including by written consent), not vote any of its shares of the Common Stock at such meeting in favor of, or consent to, and will vote against and not consent to, the approval of any alternative proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect in any material respect the transactions contemplated by the Merger Agreement. The Voting Agreement was terminated.

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

In July 2020, we completed the acquisition of Intermediate pursuant to the Merger Agreement. Intermediate is a financial technology company with a marketplace principally in China and in other areas of the world. Intermediate is in the process of building various platforms for business opportunities in various verticals and technology segments it can capitalize on, and it plans to continue to add the capabilities of such platforms through acquisition or license of technologies to support these efforts in the different market segments as more fully described below. By building secure, reliable and scalable platforms with high volume processing capability, Intermediate believes it is able to provide customized solutions that address the needs of a very diverse client base. In July 2020, each outstanding share of Intermediate was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000. On September 9, 2020, the Convertible Note was converted into 22,727,273 shares of common stock of MICT at a conversion price of $1.10 per share,.

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

The Preferred Stock shall be convertible into Common Stock at the option of each holder of Preferred Stock at any time and from time to time at a conversion price of $1.10 per share, and shall also convert automatically upon the occurrence of certain events, including the completion by us of a fundamental transaction. Commencing on March 31, 2020, cumulative cash dividends shall become payable on the Preferred Stock at the rate per share of 7% per annum, which rate shall increase to 14% per annum on June 30, 2020. We shall also have the option to redeem some or all of the Preferred Stock, at any time and from time to time, beginning on December 31, 2020. The holders of Preferred Stock shall vote together with the holders of Common Stock as a single class on as-converted basis, and the holders of Preferred Stock holding a majority-in-interest of the Preferred Stock shall be entitled to appoint an independent director to the Company’s board of directors (the “Preferred Director”). The Preferred Securities Purchase Agreement provides for customary registration rights.

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

Offering of Secured Convertible Debentures

On November 7, 2019, the Company entered into a Securities Purchase, with certain investors, pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during 2020 with an aggregate principal amount of approximately $15,900,000. The proceeds of $15,900,000 from the sale of the Primary Convertible Debentures were funded on January 21, 2020. Concurrently with entry into the Primary Purchase Agreement, the Company entered into a separate Securities Purchase Agreement and, together with the Primary Purchase Agreement, the Purchase Agreements, with certain investors , and, together with the Primary Purchasers, the , pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during , and, together with the Primary Convertible Debentures, the , with an aggregate principal amount of $9,000,000, together with the Primary Convertible Debenture Offering, the .. The Convertible Debentures were convertible into our shares of our common stock at a conversion price of $1.41 per share. The Primary Purchasers exercised their right to an optional redemption pursuant to Section 6(b) of each Primary Convertible Debenture and declared the occurrence and continuance of an event of default, each of which accelerated the Company’s obligation to repay all outstanding balances under the Primary Convertible Debentures. On March 16, 2020, the Outstanding Principle was transferred from the Company to the Purchasers. As a result, the Primary Purchase Agreement was terminated.

On November 2, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and one warrant to purchase 0.8 of one share of Common Stock (each, a “Warrant”). at a purchase price of $2.50 per Unit. The Warrants are exercisable six months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the Warrants become exercisable. The closing of the sale of Units pursuant to the Securities Purchase Agreement occurred on November 4, 2020. By December 31, 2020, the Company had received a total of $22.325 million in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The remaining gross proceeds, in the additional aggregate amount of $2.675 million, were received by the Company on March 1, 2021 and in consideration for such proceeds, the Company issued the remaining 2,400,000 units.

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

On February 11, 2021, the Company announced that it has entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institution investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A Warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B Warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “Offering”). The gross proceeds to the Company from the Offering are expected to be approximately $60,000,000 before deducting placement agent fees and other estimated Offering expenses. The Series A Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance.

On March 2, 2021, the Company entered into a Securities Purchase Agreement with certain investors for the purpose of raising approximately $54,000,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 19,285,715 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.675 per Share and in a concurrent private placement, warrants to purchase an aggregate of 19,285,715 shares of Common Stock, at a purchase price of $0.125 per Warrant, for a combined purchase price per Share and Warrant of $2.80 (the “Purchase Price”) which was priced at the market under Nasdaq rules. The Warrants are immediately exercisable at an exercise price of $2.80 per share, subject to adjustment, and expire five years after the issuance date. The closing date was on March 4, 2021. The Company received net proceeds of $48.69 million on March 4, 2021, after deducting the Placement Agent’s fees and other expenses.

Acquisition Agreement with Huapei Global Securities Limited

MICT, Inc previously announced on October 2, 2020 that its indirect wholly-owned subsidiary BI Intermediate (Hong Kong) Limited (“BI Intermediate”) has entered a strategic agreement (“Strategic Agreement”) to acquire, for a total purchase price of U.S.$3.0 million, 9% of a Huapei Global Securities Limited (“Huapei”), Hong Kong based securities and investments firm. The Strategic Agreement provided that the remaining 91% of Huapei would be purchased by BI Intermediate upon approval from the Hong Kong Securities and Futures Commission (SFC), the principal regulator of Hong Kong’s securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% of its acquisition and paid 9% of the purchase price. Additionally, on November 11, 2020, upon the initial closing, BI Intermediate made a loan to Huapei in an amount equivalent to the remaining 91% of the purchase price. Upon the closing of the remaining 91%, which remains subject to SFC approval, the loan will be cancelled, and BI Intermediate will acquire the remaining 91% of Huapei. If the Strategic Agreement is terminated or the closing of the remaining 91% does not occur within 24 months, Huapei will repay the loan to BI Intermediate. The loan is secured against the 91% of the share capital of Huapei not owned by BI Intermediate. The obligations of Huapei Global Capital Limited, the seller of the interests of Huapei, under the loan agreement have been guaranteed by the ultimate controller of Huapei Global Capital Limited. Huapei is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China including the valuable China A-Shares, all of which are the primary target markets for Company’s global fintech business. The Company is in the process of integrating its mobile app supporting platform with Huapei’s licensed trading assets.

On February 26, 2021, the Company, through its fully owned subsidiary (BI Intermediate (Hong Kong) Limited, a Hong Kong company (“BI Intermediate”), has completed the acquisition of Huapei Global Securities Ltd. (“Huapei Global”) upon the purchase of remaining outstanding share capital (91% of the share capital) of Huapei Global. The acquisition was consummated following the receipt of the approval of the Securities and Futures Commission of Hong Kong (“SFC”) for the change in the substantial shareholder of Huapei Global. In consideration for the entire share capital of Huapei Global, the Company paid a total of $2,936,000 (reflecting the net asset value of Huapei Global estimated at $2,034,000, and a premium $902,000 (the “Consideration”).

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

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

GFH Intermediate Holdings LTD, Purchase Price Allocation

(USD In Thousands)

Total share consideration (1)	32,050
Total Purchase Consideration	$32,050

Less:

Intangible assets - trade name/ trademarks	580
Intangible assets - developed technology	11,490
Intangible assets - Customer database (2)	4,500
Deferred Tax liability (3)	(4,308)
Fair value of net assets acquired	$12,262

Goodwill value	$19,788

(1)	The purchase consideration represented the fair value of the Convertible Promissory Notes that were converted into common stock of MICT Inc.

(2)	The Customer database value is based on the cost to recreate, as indicated by a third-party valuation firm.

(3)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets.

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

●	Expenses related to settlement agreement - These expenses relate directly to the settlement agreement with Maxim and Sunrise. More information can be found in the legal proceeding part.

The following table reconciles, for the periods presented, GAAP net loss attributable to MICT to non-GAAP net income attributable to MICT. and GAAP loss per diluted share attributable to MICT to non-GAAP net loss per diluted share attributable to MICT.:

	Year ended December 31,
	(Dollars in Thousands, other than share and per share amounts)
	2020	2019
GAAP net loss attributable to Mict, Inc.	$(22,992)	$(4,217)
Amortization of acquired intangible assets	1,572	-
Expenses related to beneficial conversion feature expense	8,482	-
Stock-based compensation	3,571	-
Expenses related to purchase of a business	3,364	-
One time expenses relates to settlement agreement	2,440
Income tax-effect of above non-GAAP adjustments	(398)	-
Total Non-GAAP net loss attributable to Mict, Inc.	$(3,961)	$(4,217)

Non-GAAP net loss per diluted share attributable to Mict, Inc.	$(0.14)	$(0.39)
Weighted average common shares outstanding used in per share calculations	27,623,175	10,697,329
GAAP net loss per diluted share attributable to Mict, Inc.	$(0.83)	$(0.39)
Weighted average common shares outstanding used in per share calculations	27,623,175	10,697,329

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

During 2020, we have acquired certain additional shares of Micronet in addition to our existing owned Mironet shares. As a result of such acquisition, on June 23, 2020 we have gained control in Micronet. We are therefore consolidating Micronet’s operations in our financial statements commencing from June 23, 2020. In addition, on July 1, 2020, we have completed and consummated a merger transaction for the acquisition of GFH Intermediate Holdings Ltd. (“GFHI”) As a result of such acquisition, we are consolidating the results of GFHI as of such closing date and for the period thereafter. Relating to our operations, beginning on the second half of December 2020, we have launched our insurance platform operated by GFHI for the Chinese market and from that day onward, we have been generating certain revenues in GFHI. These business activities conducted by MICT in combination with the completion of the above acquisitions, contributed to the following P&L items:

Revenues

Revenues for the year ended December 31, 2020 were $1,173,000, compared to $477,000 for the year ended December 31, 2019. This represents an increase of $696,000, or 146%, for the year ended December 31, 2020 as compared to the same period last year.

Gross loss

Gross loss for the year ended December 31, 2020 decreased by $311,000 to $58,000 and represents 5% of the revenues. This is in comparison to gross loss of 369,000, or 77% of the revenues for the year ended December 31, 2019.

Selling and Marketing

Selling and Marketing costs are part of operating expenses. Selling and marketing income for year ended December 31, 2020 were $38,000, as compared to cost of $198,000 for the year ended December 31, 2019. This represents a decrease of $236,000, or 119%, for the year ended December 31, 2020 as compared to the same period last year. The decrease is mainly attributed to our ability to reduce a severance payment demand made against Micronet on June 2020 by a former executive in the sum of $230,000 (based on a claim that his employment agreement was breached) which was settled on February 17, 2021, pursuant to an executed settlement and released agreement for the payment of $90,000 and a mutual waiver and release and claims. As a result, the Company reduced the provision in its books recorded during the second quarter of 2020.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the year ended December 31, 2020 were $14,228,000, compared to $3,027,000 for the year ended December 31, 2019. This represents an increase of $11,201,000, or 370%, for the year ended December 31, 2020 as compared to the same period last year. The increase is mainly a result of (i) the acquisitions as noted above, and (ii) an increase in retaining professional advice from various service providers, advisors and professionals in connection with the consummation of the public offering closed on November 2020 and GFH merger; and (iii) an increase associated with the issuance of options and shares to directors, employees and consultants, and (iv) an increase of the salary of the new CEO of MICT.

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the year ended December 31, 2020, were $484,000, compared to $255,000 for the year ended December 31, 2019. This represents an increase of $229,000, or 89%, for the year ended December 31, 2020 as compared to the same period last year.

Loss from Operations

Our loss from operations for the year ended December 31, 2020 was $16,579,000, compared to loss from operations of $3,869,000, for the year ended December 31, 2019. The increase in loss from operations is mainly a result of the acquisitions as mention above, as well as the increase in general and administrative costs as explained in the General and Administrative section above.

Financial Expenses, net

Financial expenses, net for the year ended December 31, 2020 were $7,462,000, compared to expenses of $388,000 for the year ended December 31, 2019. This represents an increase of $7,074,000, for the year ended December 31, 2020. The increase in financial expenses for the year ended December 31, 2020 is primarily due 8,877,000 expenses related to beneficial conversion feature expense, Pursuant to the April and July convertible notes.

Net Profit/Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the year ended December 31, 2020 was $22,992,000, compared to a net loss of $4,217,000 for the year ended December 31, 2019. This represents an increase in net loss of $18,775,000 for the year ended December 31, 2020 as compared to the same period last year. The increase is mainly a result of the acquisitions as noted above, as well as the increase in general and administrative costs and increase in Financial costs as explained above.

Liquidity and Capital Resources

As of December 31, 2020, our total cash and cash equivalents balance was $29,049,000, as compared to $3,199,000 as of December 31, 2019. This reflects an increase of $25,850,000 in cash and cash equivalents for the reasons described below.

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

On November 2, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and one warrant to purchase 0.8 of one share of Common Stock (each, a “Warrant”). at a purchase price of $2.50 per Unit. The Warrants are exercisable six months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the Warrants become exercisable. The closing of the sale of Units pursuant to the Securities Purchase Agreement occurred on November 4, 2020. By December 31, 2020, the Company had received a total of $22.325 million in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The remaining gross proceeds, in the additional aggregate amount of $2.675 million, were received by the Company on March 1, 2021 and in consideration for such proceeds, the Company issued the remaining 2,400,000 units.

Loans Provided by MICT

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

In view of Micronet’s working capital needs, on November 18, 2019, the Company entered into an additional loan agreement with Micronet for the loan of $125,000 (the “Second Loan”), pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms. Accordingly, at such date (and prior to the approval of the Convertible Loan by Micronet’s shareholders on January 1, 2020 as set forth hereunder), the Company granted to Micronet, pursuant to the First Loan and Second Loan, an accumulated loan in the total sum of $375,000.

Loans Provided by MICT (Cont.)

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate (the “Convertible Loan”). The Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Convertible Loan (“Convertible Loan Warrant”), at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. On July 5, 2020, Micronet had a reverse split where the price of the Convertible Loan changed from 0.08 NIS per Micronet share into 5.7 NIS per Micronet share. The option’s exercised price was changed from 0.6 NIS per share to 9 NIS per Micronet share.

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

On the third quarter of 2020 a total number of 1,187,500 warrants previously issued by MICT to YA II were exercised by them to 584,920 shares.

As of December 31, 2020, our total debt, was $884,000 as compared to $1,856,000 on December 31, 2019. The change in total debt is primarily due to the (i) MICT entered into a Conversion Agreement with BNN on January 21, 2020, pursuant to which BNN agreed to convert the outstanding convertible note, issued on July 31, 2019, into 1,818,181 shares of the Company’s newly-designated Series B Preferred stock, par value $0.001 per share, with a stated value of $1.10 per share, or the Series B Preferred. The Series B Preferred was issued on February 3, 2020. (ii) the gain in control over Micronernt from June 23, 2020 that as a result, we have started to consolidate Micront’s financial statements as of this date.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of December 31, 2020, our total current assets were $33,330,000, as compared to $4,417,000 on December 31, 2019. The increase is mainly due to the increase in our cash and cash equivalents as described above, and the consolidation of GFH and Micronet financial reports.

Our trade accounts receivable at December 31, 2020, were $523 as compared to $0 at December 31, 2019. The increase is due to consolidation of GFH and Micronet financial reports.

As of December 31, 2020, our working capital was $26,343,000, as compared to $4,127,000 at December 31, 2019. The increase is mainly due to the increase in our cash and cash equivalents as described above, and the consolidation of GFH and Micronet financial reports.

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

Based on our current business plan, and in view of our cash balance following the transactions described in this Item 2, we anticipate that our cash balances will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Report.

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

Long-lived assets and intangible assets. Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of December 31, 2020, and 2019, no indicators of impairment have been identified.

Goodwill.

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. We test goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. On January 26, 2017 the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

With respect to the GFHI subsidiary applicable revenue recognition GAAP requirements, the GFHI subsidiary implemented a revenue recognition policy pursuant to which it recognizes its revenues at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of services are provided to its customers.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Controller (our Principal Executive Officer and Principal Financial Officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, at December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Darren Mercer	56	Chief Executive Officer and Director
Moran Amran	40	Controller (Principal Financial Officer)
Yehezkel (Chezy) Ofir (1)(2)(3)	68	Director
Jeffrey P. Bialos (1)(2)(3)	65	Director
John McMillan Scott (1)(2)(3)	73	Director

(1)	A member of the Audit Committee.

(2)	A member of the Compensation Committee.

(3)	A member of the Corporate Governance/Nominating Committee.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Darren Mercer. Mr. Mercer has served on our Board since November 2019 and was appointed as our Interim Chief Executive Officer in April 2020, and subsequently, our Chief Executive Officer. During the last five years, Mr. Mercer began his career as an investment banker in the 1980s, holding senior roles in institutional equity sales and corporate brokering at Henry Cooke Lumsden PLC and Albert E. Sharp LLC. In 2007, Mr. Mercer founded BNN and has served as its Chief Executive Officer since from its inception to October 2017. In February 2018, Mr. Mercer accepted an invitation to serve as an executive director from the newly appointed board of directors of BNN. During his tenure, Mr. Mercer restructured BNN by disposing of various subsidiaries and seeking strategic business partners. Mr. Mercer founded Global Fintech and Global Fintech Holdings Ltd. (“GFH”) in October 2018 and November 2019, respectively and has served as director of both companies since their inception, and as a Director of Strategic Partnerships and Business Development and Executive Director since 2017. Since Mr. Mercer joined the MICT Board, he helped MICT achieve substantial fund raising and introduced significant new business opportunities to MICT. Mr. Mercer holds an MSI (DIP) qualification a BASc in Economics from the University of Manchester. We believe that Mr. Mercer is well-qualified to serve on the MICT Board due to his extensive financial services, operational, management and investment experience.

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

Yehezkel (Chezy) Ofir. Professor Ofir has served on the Board of MICT since April 2013. He was appointed as a director of Micronet in September 2012. Mr. Ofir has over 25 years of business consulting experience and served as a director at various companies, including as an external director of Adama Ltd (SZSE: 000553) from 2012 until 2015, a director at Shufersal Ltd. (TASE: SAE) from 2004 to 2010, Director at the Israeli Postal Bank Company as of 2014 and acting Chairman and director as of 2016 until 2017. A director at Soda Stream (NASDAQ: Soda) from 2016 to 2019. A director at Hadassah Medical Centers (Ein-Karem, Jerusalem) from 2015-Currently, and Micronet (TAS: MCRNT), from 2013-Currently. Mr. Ofir has served as a member of the board of directors at MICT Inc. (NASDAQ: MICT) since April 2013. Mr. Ofir is the Kmart Chair Professor and faculty member at the School of Business Administration, The Hebrew University of Jerusalem. Mr. Ofir holds a B.Sc. and M.Sc. in Engineering from Ben-Gurion University, M.Phil. and Ph.D. in Business Administration from Columbia University. We believe that Professor Ofir extensive experience in governance and in corporate business consulting makes him very well qualified to serve as a director of the Company.

Jeffrey P. Bialos. Mr. Bialos has served on the Board of MICT since April 2013. Mr. Bialos has over 30 years of experience in a broad range of domestic and international legal, governmental and public policy positions. He served as Deputy Under Secretary of Defense for Industrial Affairs from January 1999 through December 2001 and in senior positions at the State and Commerce Department during the Clinton Administration and served on the Defense Science Board task forces from June 1996 through June 1997. He also was appointed to the Secure Virginia Panel, Virginia’s homeland security board, by two Virginia Governors. Mr. Bialos spent considerable time in private legal practice in Washington, D.C. with two large national law firms (currently, Eversheds Sutherland where he has been a partner since 2002 and, previously, Weil, Gotshal & Manges from January 1990 through June 1996). He has represented a wide range of domestic and foreign firms (including large multinational corporations and leading defense and aerospace firms), foreign governments, development institutions such as the European Bank for Reconstruction and Development and the International Finance Corporation, private equity funds, public-private partnerships and other entities, in a diverse range of corporate and commercial, adjudicatory, regulatory, policy and interdisciplinary matters. He has considerable experience in Europe, the Middle East and Asia. Mr. Bialos holds a J.D. from the University of Chicago Law School, an M.P.P. from the Kennedy School of Government at Harvard University and an A.B. from Cornell University. He is a member of the New York Council on Foreign Relations. We believe that Mr. Bialos’ broad and intimate familiarity with the information technology industry and the depth and breadth of his professional experience as a practicing lawyer and former government official, make him suitable to serve as a director of the Company.

John M. Scott. Mr. Scott has served on our Board since November 2019. Mr. Scott began his career as a stockbroker in October 1970 with Charlton Seal Dimmock & Co. He became a Partner at the same firm in 1982 and subsequently a Director of Wise Speke Limited following a merger in 1990. In August 1994, he joined Albert E. Sharp LLP as a Director, where he remained until June 2007. In 2007, he joined WH Ireland Group Plc, a financial services company offering private wealth management, wealth planning and corporate broking services, where he oversaw the firm’s private client business in Manchester, U.K. until his retirement from his role as an Executive Director from WH Ireland’s Board of Directors in 2013. Mr. Scott currently serves as a consultant to WH Ireland. Mr. Scott holds a BSc in Economics from the University of London. We believe that Mr. Scott is qualified to serve on our Board because of his accounting expertise and his experience serving as an officer and director of public and private companies.

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

Corporate Governance

Our board of directors is currently comprised of four directors. Mr. Mercer, our Chief Executive Officer is not independent as that term is defined under the Nasdaq Listing Rules. Each of our directors, other than Mr. Mercer, qualify as “independent” under the Nasdaq Listing Rules, and SEC rules with respect to members of boards of directors and our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee, and otherwise meet the Nasdaq corporate governance requirements.

As of April 2. 2020, the Board does not have a chairman. Recognizing that the Board is composed almost entirely of outside directors, in addition to the Board’s strong committee system (as described more fully below), we believe this leadership structure is appropriate for the Company and allows the Board to maintain effective oversight of management.

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

The Compensation Committee meets, as often as it deems necessary, without the presence of any executive officer whose compensation it is then approving. The Compensation Committee and the Company engaged or received advice from compensation consultant in 2020.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, except for (i) the Form 4 filed by Moran Amran on August 28, 2020, (ii) the Form 4 filed by John McMillan Scott on July 7, 2020, (iii) the Form 4 filed by David Lucatz on March 10, 2020, July 6, 2020 August 31, 2020, (iv) the Form 4 filed by Jeffrey Bialos on March 10, 2020, July 6, 2020, August 28, 2020, August 31, 2020, December 30, 2020 and (v) the Form 4 filed by Yehezkel (Chezy) Ofir on March 3, 2020 and July 7, 2020, we believe that during fiscal year ended December 31, 2020, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

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

The following information is furnished for the years ended December 31, 2020 and December 31, 2019 for the individuals listed on the table below, who we refer to as our named executive officers.

Name and Principal Position	Year	Salary(1)		Bonus(2)	Option Awards(3)	All Other Compensation(4)	Total
David Lucatz(5)	2019	$400,000	*	$36,250	$49,981	$21,666	$507,897
Former Chief Executive Officer and President	2020	$325,479		$8,750	$589,135	$6,141	$929,505
Darren Mercer
Chief Executive Officer (7)	2020	$340,500		$795,000	$-	$93,881	$1,229,381
Arie Rand (6)	2020	$113,049		$-	$-	$5,132	$118,181
Chief Financial Officer
Moran Amran	2019	$122,521		$15,887	$20,062	$19,123	$177,593
Controller	2020	$151,582		$35,732	$6,141	$14,456	$207,910

(1)	Salary paid partly in NIS and partly in U.S. dollars. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2020 and 2019, respectively.

(2)	Represents discretionary bonus in connection with the performance and achievements of MICT.

(3)	The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting Standards Codification, or ASC, Topic 718. Assumptions used in the calculations for these amounts are included in Note 14 to the consolidated financial statements for the year ended December 31, 2020 included elsewhere in this Annual Report.

(4)	Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross-up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan.

(5)	Effective April 2, 2020, David Lucatz resigned as the President and Chief Executive Officer of MICT, Inc. (the “Company”). on April 2, 2020 the Company and Mr. Lucatz entered into a separation agreement (the “Separation Agreement”), which provides that Mr. Lucatz will receive $25,000 per month for a period of sixteen (16) months. Additionally, Mr. Lucatz is entitled to receive a one-time bonus equal to 0.5% of the cash purchase price paid on the closing date in connection with the transactions described in the Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, MICT Merger Subsidiary Inc., and GFH Intermediate Holdings Ltd. (“GFH”), dated as of November 7, 2019, or any similar transaction. Furthermore, Mr. Lucatz shall retain his options to purchase shares of common stock of the Company with the expiration date of such options extended until the earlier of October 30, 2021 or the expiration of the original term of each such option. Mr. Lucatz continued to serve on the Company’s Board of Directors up until September 27, 2020.

(6)	On September 13, 2020, the board of directors of MICT, Inc appointed Arie Rand as Chief Financial Officer of the Company, effective September 14, 2020. In connection with the move of its headquarters, Arie Rand, the Company’s Chief Financial Officer tendered his resignation on December 31, 2020.

(7)	on April 2, 2020, Darren Mercer, current board member of the Company, was appointed the interim Chief Executive Officer of the Company and was given a salary of $25,000 per month for his services to the Company. Effective on July 1, 2020 the board of directors approve Darren Mercer new salary condition: (i) Consultant’s annual base fee will be $495,000 per year and, (ii) shall receive a signing bonus of $100,000 and, (iii) a total annual bonus in accordance with the bonus program adopted by the Company from time-to-time with a target bonus opportunity equal to 100% of the Base Fee , With respect to a Target Bonus for a given year, the Company shall award up to 40% of such Target Bonus, as it so determines, on the basis of the Consultant’s performance in the first six months of the year and up to the remaining 60% of such Target Bonus on the basis of the Consultant’s performance in the remaining 6 months of the year. In addition, the Board of Directors may declare and grant a discretionary bonus for Consultant based on various targets and performance criteria to be established by the Board of Directors. The evaluation of the performance of Consultant as measured by the applicable targets and the awarding of applicable bonuses, if any, shall be at the sole discretion of the Board of Directors. On December 21, 2020, the board of directors approve additional $200,000 bonus. The agreement shall end on the third anniversary of the Start Date.

Employment Agreements

None of our employees is subject to a collective bargaining agreement.

Outstanding Equity Awards

During 2020, 1,000,000 options and 725,000 shares were issued to our directors, officers and employees under our 2012 Incentive Plan. The following table presents the outstanding equity awards held as of December 31, 2020, by our named executive and former executive officers:

	Option Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date
David Lucatz	250,000	-	4.30	11/11/2024
	250,000	-	1.32	06/06/2028
	300,000	-	1.32	06/06/2028
	300,000	-	1.41	09/03/2030
Moran Amran	18,000	-	4.30	11/11/2024
	18,000	-	1.32	06/06/2028
	10,000	20,000	1.32	05/02/2029

In addition, Darren Mercer shall be eligible to receive grants of up to 6,000,000 restricted shares of common stock (which shall vest subject to satisfaction of applicable performance conditions) under our 2020 Plan (“LTIP”) subject to our Board approval. Such 6,000,000 restricted shares of common stock are therefore reserved for such purpose.

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who was not an executive officer during the fiscal year ended December 31, 2020:

Name(1)	Fees Earned or paid in cash ($) (4)	Option Awards ($) (2)(3)	Stock Awards ($) (5)	All Other Compensation ($)	Total ($)
Yehezkel (Chezy) Ofir(2)	$17,000	$13,490	$141,000	-	$171,490
Jeffrey P. Bialos (2) (5)	$17,000	$13,490	$190,750	-	$221,240
John McMillan Scott (4)	$17,000	$128,969	$141,000	-	$286,969

(1)	The fair value recognized for such option awards was determined as of the grant date in accordance with ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 16 to our consolidated financial statements for the year ended December 31, 2020 included elsewhere in this Annual Report.

(2)	As of December 31, 2020, Professor Yehezkel (Chezy) Ofir, Mr. Jeffrey P. Bialos held options to purchase 335,000 shares, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on November 11, 2014, each exercisable at an exercise price of $4.30 per share. Such options vested within three years following the date of grant. In addition, options to purchase 10,000 shares were granted to each director listed above on June 6, 2018 at an exercise price of $1.32 per share and options to purchase 15,000 shares were granted to each director listed above on August 13, 2018 at an exercise price of $1.4776 per share. And options to purchase 300,000 shares were granted to each director above on March 9, 2020 at an exercise price of $1.41 per share. All of the options have vested.

(3)	For the year ended December 31, 2020, we paid an aggregate amount of $51,000 to our directors as compensation for serving on our board of directors. Independent directors received $12,000 plus applicable taxes for the year of service as a director of the Company. Independent directors receive $200 (or $100 if the director participates via telephone or video conference) for each meeting in excess of three meetings in any month. And $5,000 were granted to each Director as bonus for 2020.

(4)	As of December 31, 2020, Mr. John McMillan Scott held options to purchase 100,000 shares, the options to purchase 100,000 shares were granted to him on July 7, 2020 at an exercise price of $1.41 per share. All of the options have vested.

(5)	On December 21, 2020, we issued to Jeffrey P. Bialos, a Director of MICT, 25,000 restricted shares in consideration for certain special efforts and services performed by Mr. Bialos.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 30, 2021, with respect to the beneficial ownership of the outstanding common stock held by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) our current directors; (3) each of our named executive officers; and (4) our executive officers and current director as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address for each of the below persons is c/o MICT, Inc., 85 Medinat Hyehudim St., Herzliya Israel.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholders
Global Fintech Holding LTD (2)	23,798,447	12.32%
Anson Investments Master Fund LP. (3)	10,151,914	5.26%
Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (4)	13,535,884	7.01%
Altium Growth Fund, LP. (5)	17,135,884	8.87%
Hudson Bay Master Fund Ltd. (6)	13,535,884	7.01%
D.L. Capital Ltd. (7)	1,634,200	0.85%

Directors and Named Executive Officers
David Lucatz (7)(8)	1,914,200	1.00%
Moran Amran (9)	45,500	0.02%
Yehezkel (Chezy) Ofir (10)	460,000	0.24%
Jeffrey P. Bialos (11)	545,000	0.28%
Darren Mercer	-	0%
John McMillan Scott (12)	200,000	0.10%
Directors and executive officers as a group (6 persons) (13)	3,184,700	1.64%

(1)	Applicable percentage ownership is based on 193,110,289 shares of common stock outstanding as of March 30, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of March 20, 2021 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 21,980,266 shares of the Preferred Stock owned by Global Fintech Holding LTD and the Preferred Warrants to purchase up to 1,818,181 shares of common stock.

(3)	Includes 4,474,031 shares of the Preferred Stock owned by Armistice Capital Master Fund Ltd and the Preferred Warrants to purchase up to 5,677,883 shares of common stock.

(4)	Includes 5,965,374 shares of the Preferred Stock owned by Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B and the Preferred Warrants to purchase up to 7,570,510 shares of common stock.

(5)	Includes 7,965,374 shares of the Preferred Stock owned by CVI Investments, Inc and the Preferred Warrants to purchase up to 9,170,510 shares of common stock.

(6)	Includes 5,965,374 shares of the Preferred Stock owned by Hudson Bay Master Fund Ltd and the Preferred Warrants to purchase up to 7,570,510 shares of common stock.

(7)	Mr. Lucatz, by virtue of being the controlling shareholder of DLC as well as the Chief Executive Officer and Chairman of the board of directors of DLC, may be deemed to beneficially own the 1,634,200 shares of our common stock held by DLC.

(8)	Includes 280,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Lucatz.

(9)	Includes 17,500 shares of common stock and 28,000 shares of common stock issuable upon the exercise of stock options owned by Mrs. Amran.

(10)	Includes 125,000 shares of common stock and 335,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Ofir.

(11)	Includes 210,000 shares of common stock and 335,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Bialos.

(12)	Includes 100,000 shares of common stock and 100,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Scott.

(13)	Includes 1,098,000 shares of common stock issuable upon the exercise of stock options beneficially owned by the referenced persons.

(14)

The exercise period with respect to options held by our current in office directors and officers which were subject to a lock up period due to the November 2, 2020 and February 16, 2021 public offering were extended until April 1, 2022.

Securities Authorized For Issuance Under Equity Compensation Plans

2012 plan. Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our Common Stock, are currently authorized to be issued pursuant to option awards granted thereunder, 3,044,782 shares of which have been issued or have been allocated to be issued. The 2012 Incentive Plan is intended as an incentive to retain directors, officers, employees, consultants and advisors to the Company, persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company, by granting to such persons options to purchase shares of the Company’s Common Stock (“2012 Options”), shares of the Company’s stock, with or without restrictions, or any other share-based award (“2012 Award(s)”). The Plan is intended as an incentive to retain in the employ of, and as directors, consultants and advisors to MICT, Inc., a Delaware corporation (the “Company”), and its subsidiaries (including any “employing company” under Section 102(a) of the Ordinance (as hereinafter defined) and any “subsidiary” within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the “Code”), collectively, the “Subsidiaries”), persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries, by granting to such persons either (i) options to purchase shares of the Company’s Stock, (the “Options”), (ii) shares of the Company’s Stock, with or without restrictions, or (iii) any other Stock-based award, granted to a Grantee or an Optionee (as such terms are defined below hereunder) under the Plan and any Stock issued pursuant to the exercise thereof. Stock awards and the grant of Options to purchase shares of Stock, or the issue of each of the above under sub-sections (i) - (iii) shall be referred as the “Award(s).

The following table summarizes the equity securities granted under the 2012 Stock Incentive as of December 31, 2020. The shares covered by outstanding equity securities awards are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,279,782	$1.74	1,720,218
Equity compensation plans not approved by security holders	-	-	-
Total	3,279,782	$1.74	1,720,218

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

As of December 31, 2020, 1,720,218 stock options remain available for future awards under the 2012 Stock Incentive Plan.

2014 plan. Our 2014 Stock Incentive Plan (the “2014 Incentive Plan”) was initially adopted by the Board on July 17, 2014 and approved by our stockholders on September 30, 2014 and subsequently amended on November 15, 2017 and November 8, 2018. Under the 2014 Incentive Plan, as amended, up to 600,000 shares of our Common Stock (subject to adjustment in the event of a stock split, stock dividend, recapitalization or other similar events) are currently authorized to be issued pursuant to awards granted thereunder, 523,225 shares of which have been issued or have been allocated to be issued as of December 30, 2020. The 2014 Incentive Plan is intended to provide incentives (a) to the directors, officers and employees of the Company, by providing such directors, officers and employees with opportunities to purchase stock in the Company pursuant to options granted thereunder (“2014 Options”), (b) to directors, officers, employees, consultants and advisors of the Company by providing them with opportunities to receive awards of stock in the Company whether such stock awards are in the form of bonus shares, deferred stock awards, or performance share awards (“2014 Awards”); and (c) to directors, officers, employees, consultants and advisors of the Company by providing them with opportunities to make direct purchases of restricted stock in the Company (“Restricted Stock”).

2020 plan. The 2020 Incentive Plan provides for the issuance of up to 16,000,000 shares of our common stock plus a number of additional shares issued upon the expiration or cancellation of awards under our 2014 Incentive Plan, which was terminated when the 2020 Incentive Plan was approved by our stockholders. Generally, shares of common stock reserved for awards under the 2020 Incentive Plan that lapse or are canceled (other than by exercise) will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes are not available again for future awards. In addition, Shares repurchased by the Company with the proceeds of the option exercise price may not be reissued under the 2020 Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Darren Mercer, our Chief Executive Officer and a director, presently owns, with certain family members and related parties, approximately one third of the issued and outstanding shares of GFH; and is the sole officer and one of three directors of GFH. In addition, prior to the closing the transactions contemplated by the Agreement and Plan of Merger, entered into on November 7, 2019 and amended and restated on April 15, 2020 by and among MICT, GFH Intermediate Holdings Ltd., a British Virgin Islands company (“Intermediate”), MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly-owned subsidiary of MICT (“Merger Sub”) and GHF as the sole shareholder of Intermediate, pursuant to which the Merger Sub merged with and into Intermediate, with Intermediate continuing as the surviving entity, as a result of which GFH became a wholly owned subsidiary of MICT (the “Merger”), Mr. Mercer was the sole officer and director of Intermediate. Also, On September 10, 2020, the Company and GFH, the holder of 1,818,181 the Company’s Series B Convertible Preferred Stock, with a par value of $0.001 per share , converted an aggregate of 1,818,181 shares of the Series B Preferred, on a 1-for-1 basis, for an aggregate of 1,818,181 shares of the Company’s common stock, par value $0.001 per share.

On April 2, 2020, Darren Mercer, current board member of the Company, was appointed the interim Chief Executive Officer of the Company and was given a salary of $25,000 per month for his services to the Company. Effective on July 1, 2020 the board of directors approve Darren Mercer new salary condition: (i) Consultant’s annual base fee will be $495,000 per year and, (ii) shall receive a signing bonus of $100,000 and, (iii) a total annual bonus in accordance with the bonus program adopted by the Company from time-to-time with a target bonus opportunity equal to 100% of the Base Fee , With respect to a Target Bonus for a given year, the Company shall award up to 40% of such Target Bonus, as it so determines, on the basis of the Consultant’s performance in the first six months of the year and up to the remaining 60% of such Target Bonus on the basis of the Consultant’s performance in the remaining 6 months of the year. In addition, the Board of Directors may declare and grant a discretionary bonus for Consultant based on various targets and performance criteria to be established by the Board of Directors. The evaluation of the performance of Consultant as measured by the applicable targets and the awarding of applicable bonuses, if any, shall be at the sole discretion of the Board of Directors. On December 21, 2020, the board of directors approve additional $200,000 bonus. The agreement shall end on the third anniversary of the Start Date.

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

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which are described where required under the “Directors, Executive Officers, Executive Compensation and Corporate Governance of MICT” section of this proxy statement.

Effective April 2, 2020, David Lucatz resigned as the President and Chief Executive Officer of MICT, Inc. (the “Company”). Mr. Lucatz will continue to serve on the Company’s Board of Directors. Mr. Lucatz’s resignation was not a result of a disagreement with the Company on any matters related to its operations, policies or practices. In connection with his resignation, on April 2, 2020 the Company and Mr. Lucatz entered into a separation agreement (the “Separation Agreement”), which provides that Mr. Lucatz will receive $25,000 per month for a period of sixteen (16) months. Additionally, Mr. Lucatz is entitled to receive a one-time bonus equal to 0.5% of the cash purchase price paid on the closing date in connection with the transactions described in the Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, MICT Merger Subsidiary Inc., and GFH Intermediate Holdings Ltd. (“GFH”), dated as of November 7, 2019, or any similar transaction. Furthermore, Mr. Lucatz shall retain his options to purchase shares of common stock of the Company with the expiration date of such options extended until the earlier of October 30, 2021 or the expiration of the original term of each such option. Mr. Lucatz continued to serve on the Company’s Board of Directors up until September 27, 2020.

MICT had previously issued to Jeffrey Bialos and Yehezkel (Chezy) Ofir, each a member of the MICT Board, David Lucatz, MICT’s former President and Chief Executive Officer and a member of the MICT Board, and former director Miki Balin, 300,000 options to purchase common stock of MICT (1,200,000 options in the aggregate), with an exercise price of $1.41, which vested upon the consummation of the Merger. Additionally, on July 1, 2020, John Scott, a member of the MICT Board was granted options to purchase 100,000 shares of common stock. Such options vested upon the Closing. Additionally, on July 1, 2020, non-executive directors Jeffrey Bialos, Chezy Ofir and John Scott each received an aggregate of 100,000 restricted shares of the Company’s common stock, 50,000 of which vested on the grant date, and 50,000 of which vested on December 21, 2020.

Pursuant to a severance agreement entered into by and between the Company and Mr. Lucatz on April 2, 2020, Mr. Lucatz was entitled to receive a one-time bonus equal to 0.5% of the purchase price paid upon Closing in connection with the transactions contemplated by the Merger Agreement. Mr. Lucatz agreed, directly or through his affiliates to receive this payment in shares of the Company’s common stock, and on July 1, 2020, Mr. Lucatz was granted 400,000 shares of the Company’s common stock. Furthermore, Mr. Lucatz shall retain his options to purchase shares of common stock of the Company with the expiration date of such options extended until the earlier of October 30, 2021 or the expiration of the original term of each such option.

In addition, Mr. Lucatz has certain holdings through his affiliates which constitute approximately 1.43% of MICT’s outstanding common stock, not including options and restricted stock set forth above (and 1% on a fully diluted basis, including the issuances described herein). Upon Mr. Lucatz’s resignation as Chief Executive Officer, the right and obligations under the Consulting Agreement entered into by and between MICT, Enertec, Coolisys, DPW Holdings, Inc. and Mr. Lucatz, pursuant to which MICT, via Mr. Lucatz, agreed to provide Enertec with certain consulting and transitional services over a three-year period in exchange for an annual consulting fee of $150,000 plus certain issuances of restricted stock, was assigned to Mr. Lucatz, including the DPW Equity. In the event of a change of control in the Company, or if Mr. Lucatz shall not longer be employed by us, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity.

On June 4, 2019, the Company entered into a note purchase agreement with BNN, a greater than 5% shareholder of MICT, which is affiliated with Darren Mercer, one of MICT’s directors, pursuant to which BNN agreed to purchase from the Company $2 million of BNN Convertible Notes, which subscription amount was subject to increase by up to an additional $1 million as determined by BNN and the Company. The BNN Convertible Notes, which were initially convertible into 1,818,182 shares of Common Stock (using the applicable conversion ratio of $1.10 per share), were accompanied by the Note Warrants to purchase 1,818,181 shares of Common Stock (representing 100% of the aggregate number of shares of Common Stock into which the BNN Convertible Notes were convertible). The BNN Convertible Notes have since been converted into the Series B Preferred Shares, the Series B Preferred Shares and the Note Warrants were transferred to GFH, of which Mr. Mercer serves as the Chief Executive Officer and one of three directors, and the Series B Preferred Shares have been converted into 1,818,181 shares of common stock.

Of the 16,000,000 new shares of our common stock that will be reserved for issuance under the EIP pursuant to the 2020 Incentive Plan, 13,000,000 of such shares shall be reserved for awards to incentivize certain Company or its subsidiaries insiders including employees and officers) to meet critical commercial milestones (collectively, the “Long Term Incentive Plan”, or the “LTIP”). Examples of such milestones include: negotiation and entrance by MICT into certain material agreements in the recycled metal industry, negotiation and entrance by MICT into certain material agreements in the oil and gas industry, negotiation and entrance by Micronet into certain transformative agreements or other arrangements, certain significant acquisitions of other businesses, and stock price and overall performance of the Company. Individuals contemplated to receive awards under the LTIP include Darren Mercer, the Chief Executive Officer, and certain individuals associated with Intermediate before the completion of the Merger and who are now employed by or consultants of the Company. Awards granted under the LTIP shall be subject to the satisfaction of certain performance vesting conditions.

It is currently contemplated that, subject to Board approval, Darren Mercer shall be eligible to receive grants of up to 6,000,000 restricted shares of common stock (which shall vest subject to satisfaction of applicable performance conditions), and certain individuals associated with Intermediate before the completion of the Merger and who are now employed by or consultants of the Company shall be eligible to receive grants of up to 7,000,000 restricted shares of common stock (which shall vest subject to satisfaction of applicable performance conditions).

Except as described above, no director, executive officer, principal stockholder holding at least 5% of Common Stock, or any family member thereof, had or will have any material interest, direct or indirect, in any transaction, or proposed transaction, during 2019, 2018 or 2017 in which the amount involved in the transaction exceeded or exceeds $120,000 or one percent of the average of the total assets of MICT at the year-end for the last two completed fiscal years.

Item 14.	Principal Accounting Fees and Services.

The fees billed by BDO Ziv Haft, our independent registered public accounting firm, for professional services provided to the Company for each of the last two fiscal years were as follows:

	Year ended on December 31,	Year ended on December 31,
	2020	2019

Audit Fees	$281,830	$82,500

Tax Fees	$11,966	$-

All Other Fees		15,000
Total Fees	$293,796	$97,500

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

2. Financial Statement Schedules:

None.

3. Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report:

Number of Exhibits	Description
2.1	Agreement of Plan and Merger, dated as of November 7, 2019, by and among the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2019).

2.2	Amended and Restated Agreement and Plan of Merger, dated as of April 15, 2020, by and among the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

3.1

Composite Copy of the Certificate of Incorporation of the Company, as amended to date  (inclusive of the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, Amended Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, and Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Common Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2016).

4.2	Common Stock Purchase Warrant dated October 28, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016).

4.3	Amendment to Stock Purchase Warrant dated June 30, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2016).

4.4	Common Stock Purchase Warrant dated December 22, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2016).

4.5	Form of Series A Convertible Debenture (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018).

4.6	Form of Series B Convertible Debenture (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018).

Number of Exhibits	Description
4.7	Form of Warrant issued to YA II on March 29, 2018 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018).

4.8	Warrant Amendment Agreement, dated May 8, 2018, between Micronet Enertec Technologies, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018).

4.9	Amendment to Warrants and Debentures, dated as of December 17, 2018, by and among MICT, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018).

4.10	Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2018).

4.11	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019).

4.12	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019).

4.13	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019.

4.14	Form of Primary Convertible Debentures (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019).

4.15	Form of Non-Primary Convertible Debentures (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019).

4.16	Form of Convertible Notes (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

4.17	Form of Consideration Note (Incorporated by reference to Annex D of our Definitive Merger Proxy, filed with the Securities and Exchange Commission on August 12, 2020).

4.18	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

4.19	Form of Series A Warrant Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

4.20	Form of Series B Warrant Agreement (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

4.21	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

4.22	Form of Placement Agent Warrant Agreement (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

4.23*	Description of Securities

10.1	Consulting Agreement, dated August 12, 2009, between D.L. Capital Ltd. and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010) +

10.2	First Amendment to Consulting Agreement, dated as of October 1, 2011, between D.L. Capital and Enertec Systems 2001 Ltd. (Incorporated by reference to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2012) +

10.3	Management and Consulting Services Agreement, dated November 26, 2012, between D.L. Capital Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

Number of Exhibits	Description
10.4	Management and Consulting Services Agreement, dated February 8, 2013, between Micronet Ltd. and D.L. Consulting Group (1998) Ltd. (English Translation) (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on February 8, 2013) +

10.5	Amended and Restated 2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A (File No. 001-35850) filed with the Securities and Exchange Commission on November 8, 2018) +

10.6	2014 Stock Incentive Plan (Incorporated by reference to Exhibit “C” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014) +

10.7	Amendment to 2014 Stock Incentive Plan (Incorporated by reference to Exhibit “A” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on November 8, 2018) +

10.8	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014.

10.13	Securities Purchase Agreement, dated November 24, 2017 by and between MICT, Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2017).

10.14	Consulting Agreement, among MICT, Inc., Enertec Management Ltd., Enertec Systems 2001 Ltd. and Coolisys Technologies Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2018).

10.15	Securities Purchase Agreement, dated February 22, 2018 by and between MICT, Inc. and D-Beta One EQ, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2018).

10.16	Securities Purchase Agreement, dated March 29, 2018 by and between MICT, Inc. and YA II PN, LTD (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018).

10.17	Form of Securities Purchase Agreement for the purchase of Convertible Notes and warrants (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019).

10.18	Form of Securities Purchase Agreement for the purchase of Series A Convertible Preferred Stock and Preferred Warrants (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019).

Number of Exhibits	Description
10.19	Convertible Loan Agreement between MICT, Inc. and Micronet Ltd., dated November 14, 2019 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.20	Securities Purchase Agreement, dated as of November 7, 2019, by and between the Company and the Primary Purchasers listed therein (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019).

10.21	Securities Purchase Agreement, dated as of November 7, 2019, by and between the Company and the Non-Primary Purchasers listed therein (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2019).

10.22	Form of Primary Security Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020).

10.23	Form of Primary Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020).

10.24	Form of Securities Purchase Agreement, dated as of April 15, 2020, by and between the Company and the Purchasers listed therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

10.39	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).

10.25	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2020).

10.26	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020).

10.27	Form of Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020).

10.28	Form of Conversion Agreement (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2020).

10.29	Separation Agreement by and between MICT, Inc. and David Lucatz (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2020).

10.30	2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2020).

10.31	Arie Rand Employment Agreement (Incorporated by reference to Exhibit 11.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2020).

10.32	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

10.33	Form of Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

10.34	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

10.35	Form of Leak-Out Agreement (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

10.36	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

10.37	Form of Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

10.38	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

Number of Exhibits	Description
21.1*	List of Subsidiaries.

23.1*	Consent of Ziv Haft, BDO member firm.

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*	The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for Years Ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement.

Item 16.	10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICT, INC.

Date: March 31, 2021	By:	/s/ Darren Mercer
	Name:	Darren Mercer
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren Mercer	Chief Executive Officer, Director	March 31, 2021
Darren Mercer	(Principal Executive Officer)

/s/ Moran Amran	Controller	March 31, 2021
Moran Amran	(Principal Financial Officer)

/s/ Jeffrey P. Bialos	Director	March 31, 2021
Jeffrey P. Bialos

/s/ Yehezkel (Chezy) Ofir	Director	March 31, 2021
Yehezkel (Chezy) Ofir

/s/ John McMillan Scott	Director	March 31, 2021
John McMillan Scott

MICT, INC.

2019 CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of MICT, Inc.

Delaware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MICT, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relate.

As described in Notes 2 and 12 to the consolidated financial statements, the Company completed the acquisition of GFHI. The acquisition resulted in the recognition of intangible assets, including developed technology of $11.5 million. A multi-period excess earnings model was used to value developed technology intangible asset. Management applied significant judgment in estimating the fair value of developed technology intangible asset, which involved the use of significant estimates and assumptions with respect to base revenue, revenue growth rate, net of client attrition, projected gross margin, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technology intangible asset as a result of the acquisition of GFHI is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the developed technology intangible asset due to the significant amount of judgment by management when developing this estimate, (ii) significant audit effort was necessary in evaluating the significant assumptions relating to the estimate, such as base revenue, revenue growth rate, net of client attrition, projected gross margin, and discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included:

●	Testing management’s process for estimating the fair value of the developed technology intangible asset, evaluating the appropriateness of the multi-period excess earnings model, testing the completeness, accuracy, and relevance of underlying data used in the model, and evaluating the reasonableness of the significant assumptions used by management, including base revenue, revenue growth rate, net of client attrition, projected gross margin, and discount rate.

●	Evaluating the reasonableness of the assumptions related to base revenue, revenue growth rate, net of client attrition, and projected gross margin involved considering (i) the current and past performance of the acquired business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with other evidence obtained in other areas of the audit. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors.

●	Utilizing professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings model and certain significant management assumptions, including the discount rate and attrition rate.

We have served as the Company’s auditor since 2012.

Tel Aviv, Israel

March 31, 2021

/s/ Ziv Haft
Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

MICT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$29,049	$3,154
Restricted cash	-	45
Trade accounts receivable, net	523	-
Short-term loan to Related party Micronet Ltd, net	-	281
Inventories	2,002	-
Other current assets	1,756	937
Total current assets	33,330	4,417

Property and equipment, net	552	29
Intangible assets, net and others	17,374	-
Goodwill	22,405	-
Investment and loan to Huapie	3,038	-
Right of use assets	291	-
Long-term deposit and prepaid expenses	266	-
Restricted cash escrow	477	477
Micronet Ltd. Equity method investment	-	994
Total long-term assets	44,403	1,500

Total assets	$77,733	$5,917

MICT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2020	December 31, 2019
LIABILITIES AND EQUITY

Current portion of long term bank loans	$884	$-
Trade accounts payable	838	-
Related party	163	-
Other current liabilities	5,102	290
Total current liabilities	6,987	290

Long term loans from others	-	1,856
Long term escrow	477	477
Lease liability	164	-
Deferred tax liabilities	4,256	-
Accrued severance pay	153	50
Total long term liabilities	5,050	2,383

Stockholders’ Equity:
Convertible Preferred stock; $0.001 par value 0 and 2,386,363 shares authorized, issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	0	2
Common stock; $0.001 par value, 250,000,000 shares authorized, 68,757,447 and 11,089,532 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	68	11
Additional paid in capital	102,195	14,107
Additional paid in capital - preferred stock	138	6,028
Capital reserve related to transaction with the minority shareholder	(174)	-
Capital reserve from currency translation	(196)	70
Accumulated loss	(39,966)	(16,974)
MICT, Inc. stockholders’ equity	62,065	3,244

Non-controlling interests	3,631	-

Total equity	65,696	3,244

Total liabilities and equity	$77,733	$5,917

MICT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Loss Per Share data)

	Year ended December 31,
	2020	2019
Revenues	$1,173	$477
Cost of revenues	1,231	846
Gross loss	(58)	(369)
Operating expenses:
Research and development	484	255
Selling and marketing	(38)	198
General and administrative	14,228	3,027
Amortization of intangible assets	1,847	20
Total operating expenses	16,521	3,500
Loss from operations	(16,579)	(3,869)

Share in investee losses	786	795
Gain on previously held equity in Micronet	(665)	-
Gain from loss of control of subsidiary	-	(299)
Other income	(200)	-
Finance expense, net	7,462	388
Loss before provision for income taxes	(23,962)	(4,753)
Taxes on income (benefit)	(326)	17
Total Net Loss	(23,636)	(4,770)
Net loss attributable to non-controlling interests	664	553
Net loss attributable to MICT	$(22,992)	$(4,217)
Loss per share attributable to MICT:
Basic and diluted loss per share from continued operation	$(0.83)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	27,623,175	10,697,329

MICT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2020	2019
Net loss	$(23,636)	$(4,770)
Other comprehensive loss, net of tax:
Comprehensive income attribute to investment in Micronet. LTD	-	(70)
Currency translation adjustment	(196)	(6)

Total comprehensive loss	(23,832)	(4,846)

Comprehensive loss attributable to the non-controlling interests	(328)	(463)

Comprehensive loss attributable to MICT	$(23,504)	$(4,383)

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Capital reserve related to transaction with the	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Capital	Capital	Earnings	Income	minority	Interest	Equity
Balance, December 31, 2019	-	-	2	2,386,363	11	11,089,532	-	6,028	14,107	(16,974)	70 0	0	0	3,244
Shares issued to service providers and employees					2	2,143,181			3,386					3,388
Exercising options for employees and consultants					1	1,198,000			2,365					2,366
Stock based compensation									186					186
Comprehensive loss										(22,992)		-	(644)	(23,636)
Entering the control of a subsidiary											-(70)		2,172	2,102
Issuance of shares in Micronet subsidiary												(174)	1,787	1,613
Convertible note					14	13,636,364			22,400					22,414
Capital reserve from currency translation											(196)		316	120
GFH transaction					23	22,727,273			32,026					32,049
YA Exercising warrants					1	584,920			0					1
Hardon Exercising warrants					1	1,596,362			1,611					1,612
Issuance of shares, net- Series A Convertible Preferred Stock			1	795,455				409						410
Issuance of shares, net- Series B+A Convertible Preferred Stock	(2)	(1,818,182)	(3)	(3,181,818)	8	8,181,818	(1,914)	(6,299)	8,209					(2)
Issuance 25M,net					7	7,600,000			17,905					17,912
Issuance of shares, net- Series B Convertible Preferred Stock	2	1,818,182					1,914							1,916
Balance, December 31, 2020	-	-	-	-	68	68,757,450	-	138	102,195	(39,966)	(196) (174)	(174)	3,631	65,696

	Series A Preffered Stock		Common Stock		Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2018	-	-	9,342,115	9	11,905	-	(12,757)	(117)	1,964	1,004
Shares issued to service providers and employees			500,600	-	603	-	-	-	-	603
Stock based compensation			-	-	61	-	-	-	-	61
Comprehensive loss			-	-	-	-	(4,217)	(236)	(393)	(4,846)
Stock based compensation in subsidiary			-	-	70	-	-	-	(70)	-
Loss of control of subsidiary			-	-	-	-	-	423	(1,501)	(1,078)
Issuance of shares, net			1,246,817	2	1,346	-	-	-	-	1,348
Issuance of shares, net- Series A Preferred Stock and warrants	2,386,363	2	-	-	122	6,028	-	-	-	6,152
									-
Balance, December 31, 2019	2,386,363	2	11,089,532	11	14,107	6,028	(16,974)	70	0	3,244

MICT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operation	$(23,636)	$(4,770)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on previously held equity interest in Micronet	(665)
Capital gain from disposal	-	(299)
Share in investee losses	786	608
Impairment of equity method investment	(187)	187
Impairment of loan to Micronet	(76)	94
Other non-current assets	(111)
Depreciation and amortization	1,780	88
Capital loss	105	-
Change in deferred taxes, net	(541)	-
Accrued interest and exchange rate differences on bank loans	-	109
Accrued interest and exchange rate differences on loans from others-YII		122
Stock-based compensation for employees and consultants	4,479	594
Changes in operating assets and liabilities:
(increase) decrease in trade accounts receivable	(199)	672
(increase) decrease in inventories	(5)	348
Increase (decrease) in accrued severance pay, net	8	(6)
Increase in other accounts receivable and long term other receivables	(1,686)	(1,119)
Decrease in trade accounts payable	(364)	(394)
Finance cost related to the convertible notes conversion	8,877
Increase (decrease) in other accounts payable	3,135	(31)
Net cash used in operating activities	$(8,300)	$(3,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32)	(57)
Additional investment in Micronet Ltd.	(515)
Loan to Related party Micronet Ltd.	(125)	(375)
Loan received by related party	163	-
consolidation of Micronet Ltd. (Appendix B)	268	-
Investment and loan to Huapie	(3,038)	-
Deconsolidation of Micronet Ltd. (Appendix A)	-	(608)
Net cash used in investing activities	$(3,279)	$(1,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares by subsidiary	1,614	-
Receipt of loans from bank	124	-
Receipt of loans from others	-	1,856
Repayment of loans from others	-	(1,778)
Repayment of bank loans	(496)	(352)
Issuance of convertible preferred shares and warrants		6,030
Repayment on account of redemption	(15,900)
Payments on account of shares	15,900
payment received by convertible notes purchasers	14,796
Issuance of shares and warrants	17,004
exercise of warrants	1,612	122
Exercise of options	2,367
Issuance of shares	409	-
Net cash provided by financing activities	$37,430	$5,878

NET CASH DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	25,851	1,041

Cash, Cash Equivalents and restricted cash at the beginning of the period	3,199	2,174
TRANSLATION ADJUSTMENT OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1)	(16)
Cash, Cash Equivalents and restricted cash at end of the period	$29,049	$3,199

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$41	$387
Taxes	$26	$21

Appendix A: Micronet Ltd.

February 24, 2019
Working capital other than cash	(2,301)
Finance lease	359
Accrued severance pay, net	60
Translation reserve	(423)
Micronet Ltd. investment in fair value	1,711
Non controlling interests	1,501
Net profit from loss of control	(299)
Cash	608

Appendix B: Acquisition of Micronet Ltd., net of cash acquired:

Net working capital (borrowing excluded)	$(351)
Property and equipment	661
Intangible assets	2,475
Goodwill	2,618
Right of use assets	310
Other assets	26
Borrowings	(1,676)
Micronet Ltd. investment in fair value	(1,573)
Non-current liabilities	(558)
Accumulated other comprehensive income	(28)
Non controlling interests	(2,172)
Net cash provided by acquisition	$268

Appendix C: Acquisition of Intermediate, net of cash acquired:

Intangible assets	$16,570
Goodwill	19,788
Non-current liabilities	(4,308)
Shares issued and outstanding	(23)
Additional paid-in capital	(32,027)
Net cash provided by acquisition	$-

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

Prior to the Merger, we operated primarily through our Israel-based subsidiary, Micronet. Micronet operates in the commercial MRM market. Micronet, through both its Israeli and U.S. operational offices, is a developer, manufacturer and a global provider of mobile computing platforms, designed for integration into fleet management and mobile workforce management solutions. The products and solutions designed, developed and manufactured by Micronet include rugged mobile computing devices (tablets and on-board-computers) that provide fleet operators and field workforces with computing solutions for challenging work environments, such as extreme temperatures, repeated vibrations or dirty and wet or dusty conditions.

In 2020, Micronet entered into the video analytics device market by launching its innovating smart camera all in-one video telematics device known as Micronet SmartCam, which incorporates and is powered by third party video analytics software applications. Micronet SmartCam is based on the powerful and flexible Android platform, and is intended to be a ruggedized, integrated, and ready-to-go smart camera supporting complete telematics features designed for in-vehicle use. Coupled with vehicle-connected interfaces, state of the art diagnostic capabilities, and two smart cameras, it offers video analytics and telematics services capabilities, addressing safety and tracking needs of commercial fleets. MICT believes that Micronet SmartCam provides a versatile, advanced, and affordable mobile computing platform for a variety of fleet management and video analytics solutions. The platform, coupled with the Android operating system, allows its customers to run their applications or pick and choose a set of applications and services from the Micronet marketplace. Micronet’s customers consist primarily of solution providers specializing in the MRM market and potentially Original Equipment Manufacturer (“OEM”) truck and vehicle manufacturers including as part of the aftermarket sales. These companies sell Micronet’s products as part of their MRM systems and solutions. Currently, Micronet does not sell directly to end users. Micronet products are used by customers operating vehicle fleets around the world with primary markets in North America and Europe.

In July 2020, we completed the acquisition of Intermediate pursuant to the Merger Agreement. Intermediate believes it is well positioned to establish itself, through its operating subsidiaries, as a financial technology company with significant focus on the China market and in other areas of the world.

Intermediate, through its operating subsidiaries, seeks to service Chinese and other global investors and customers by offering services in stock brokerage and wealth management, oil and gas trading, and insurance brokerage. Intermediate has been in the process of building various platforms for business opportunities in various verticals and technology segments it can capitalize on, and it will continue to add to the capabilities of such platforms through acquisitions or licensing of technologies to support these efforts in the different market segments as more fully described below. By building secure, reliable and scalable platforms with high volume processing capability, Intermediate believes it is able to provide customized solutions that address the needs of a very diverse client base.

Intermediate through its operating subsidiaries, seeks to secure material contracts in valuable market segments in China and develop market opportunities, which will allow Intermediate to access and grow its business in the market segments of stock trading and wealth management, oil and gas trading, and insurance brokerage through its operating subsidiaries.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

Impact of  COVID-19

The ongoing COVID-19 pandemic disrupted business operations of many companies, in China and elsewhere. We have taken a series of measures in response to the outbreak to protect our employees, including, among others, temporary closure of some offices, remote working arrangements for our employees and travel restrictions or suspension. The Company’s operations as of December 31, 2020 have not been significantly affected, but may be affected in the future. The future impact which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows especially if there is a disruption to the Company’s labor workforce.

Significant transactions during the period:

As of December 31, 2018, the Company held 49.89% of Micronet’s issued and outstanding shares, and together with an irrevocable proxy in our benefit from Mr. David Lucatz, the Company’s former President and Chief Executive Officer, we held 50.07% of the voting interest in Micronet as of such date. On February 24, 2019, Micronet closed a public equity offering on the Tel Aviv Stock Exchange (the “TASE”). As a result of Micronet’s offering, our ownership interest in Micronet was diluted from 49.89% to 33.88%. On September 5, 2019, Micronet closed a subsequent public equity offering on the TASE. As a result, our ownership interest in Micronet was further diluted from 33.88% to 30.48%, which was later increased as described herein. The initial decrease in the Company’s voting interest in Micronet resulted in the deconsolidation of Micronet’s operating results from our financial statements as of February 24, 2019. Therefore, commencing on February 24, 2019, the Company accounted for its ownership in Micronet in accordance with the equity method. As a result of the deconsolidation, the Company recognized a net gain of $299,000 in February 2019.

On June 10, 2020, MICT Telematics Ltd, subsidiary of the company, purchased 5,999,996 of Micronet’s ordinary shares for aggregate proceeds of NIS 1,800,000 (or $515,000) through tender offer and increased the ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 the Company purchased through public offering 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000), and increased the ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares.

On October 11, 2020, Micronet has consummated a public equity offering on the Tel Aviv Stock Exchange (the “TASE”) , in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following the Micronet’s offering, the purchase of shares, the exercise of our stock options and additional purchase of 115,851 Micronet shares from a individual seller. Following the Micronet’s offering, the purchase of share and the exercise of our stock options, our ownership interest in Micronet was diluted from 53.39% to 50.31% of the Micronet outstanding share capital.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

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

After giving effect to the Acquisition, the conversion of the Convertible Debentures (as defined below) and the conversion or exercise of the securities issued by MICT pursuant to the Offering of Series A Convertible Preferred Stock and Warrants and the Offering of Convertible Note and Warrants, each as further below, it was expected that MICT will have approximately $15.0 million of cash as well as ownership of ParagonEx and Beijing Brookfield and that MICT’s current stockholders will own approximately 11,089,532 shares, or 7.64%, of the 145,130,577 shares of MICT common stock outstanding.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

Consummation of the transactions contemplated by the Merger Agreement was subject to certain closing conditions, including, among other things, approval by the stockholders of MICT and receipt of a fairness opinion indicating that the transactions contemplated by the Merger Agreement are fair to the stockholders of MICT. The Merger Agreement contains certain termination rights for the Company and Intermediate. The Merger Agreement also contains customary representations, warranties and covenants made by, among others, MICT, Intermediate and Merger Sub, including as to the conduct of their respective businesses (as applicable) between the date of signing the Merger Agreement and the closing of the transactions contemplated thereby.

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

Voting Agreement. In connection with the execution and delivery of the Merger Agreement, D. L Capital (“DLC”), an entity affiliated with David Lucatz, the President and Chief Executive Officer of MICT, entered into a voting agreement, by and among MICT, GFH and DLC (the “Voting Agreement”), pursuant to which, during the term of such agreement, DLC has agreed to vote all of its capital shares in MICT in favor of the Merger Agreement, the related ancillary documents and any required amendments to MICT’s organizational documents, and in favor of all of the transactions in furtherance thereof, and to take certain other actions in support of the transactions contemplated by the Merger Agreement and will, at every meeting of the stockholders of MICT called for such purpose, and at every adjournment or postponement thereof (or in any other circumstances upon which a vote, consent or approval is sought, including by written consent), not vote any of its shares of the Common Stock at such meeting in favor of, or consent to, and will vote against and not consent to, the approval of any alternative proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect in any material respect the transactions contemplated by the Merger Agreement. The Voting Agreement was terminated.

On April 15, 2020, the Company, Intermediate, and Global Fintech Holding Ltd., a British Virgin Islands company and the sole shareholder of Intermediate (“GFH”), entered into, and Merger Sub shall, upon execution of a joinder agreement enter into, an Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”) pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Restated Merger Agreement, Merger Sub shall merge with and into Intermediate, with Intermediate continuing as the surviving entity, and each outstanding share of Intermediate shall be cancelled in exchange for the right of the holder thereof to receive a convertible promissory note in the principal amount of approximately $25,000,000 (the “Consideration Note”), which shall be convertible into shares of common stock of MICT as described therein (collectively, the “Acquisition”). The Consideration Note shall be issued at the closing of the Acquisition and shall be, under certain circumstances, automatically convertible into approximately $25,000,000 of shares of common stock of MICT, at a conversion price of $1.10 per share. The Restated Merger Agreement amends and restates the Original Agreement in its entirety.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

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

Intermediate’s management is seeking to secure material contracts in market segments in China, which will allow Intermediate to access the following market segments: stock trading, oil and gas trading, insurance brokerage and recyclable metal trading through its operating subsidiaries.

Convertible Notes

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

The convertible notes converted automatically to shares of the company on July 01 ,2020 according to the restated merger agreement terms. because the effective conversion price was lower than the market price on the commitment date the company recorded finance expense sum up to 8,877$ Thousands , which related to beneficial conversion feature.

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

The Preferred Stock shall be convertible into Common Stock at the option of each holder of Preferred Stock at any time and from time to time at a conversion price of $1.10 per share, and shall also convert automatically upon the occurrence of certain events, including the completion by us of a fundamental transaction. Commencing on March 31, 2020, cumulative cash dividends shall become payable on the Preferred Stock at the rate per share of 7% per annum, which rate shall increase to 14% per annum on June 30, 2020. We shall also have the option to redeem some or all of the Preferred Stock, at any time and from time to time, beginning on December 31, 2020. The holders of Preferred Stock shall vote together with the holders of Common Stock as a single class on as-converted basis, and the holders of Preferred Stock holding a majority-in-interest of the Preferred Stock shall be entitled to appoint an independent director to the Company’s board of directors (the “Preferred Director”). The Preferred Securities Purchase Agreement provides for customary registration rights.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

Offering of Secured Convertible Debentures

On November 7, 2019, the Company entered into a Securities Purchase, with certain investors, pursuant to which, among other things, the Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during 2020 with an aggregate principal amount of approximately $15,900,000. The proceeds of $15,900,000 from the sale of the Primary Convertible Debentures were funded on January 21, 2020. Concurrently with entry into the Primary Purchase Agreement, the Company entered into a separate Securities Purchase Agreement and, together with the Primary Purchase Agreement, the Purchase Agreements, with certain investors, and, together with the Primary Purchasers, the, pursuant to which, among other things, the Non-Primary Purchasers agreed, subject to the satisfaction or waiver of the conditions set forth in the Non-Primary Purchase Agreement, to purchase from us 5% senior secured convertible debentures due during, and, together with the Primary Convertible Debentures, the, with an aggregate principal amount of $9,000,000, together with the Primary Convertible Debenture Offering, the. The Convertible Debentures were convertible into our shares of our common stock at a conversion price of $1.41 per share. The Primary Purchasers exercised their right to an optional redemption pursuant to Section 6(b) of each Primary Convertible Debenture and declared the occurrence and continuance of an event of default, each of which accelerated the Company’s obligation to repay all outstanding balances under the Primary Convertible Debentures. On March 16, 2020, the Outstanding Principle was transferred from the Company to the Purchasers. As a result, the Primary Purchase Agreement was terminated.

On November 2, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and one warrant to purchase 0.8 of one share of Common Stock (each, a “Warrant”). at a purchase price of $2.50 per Unit. The Warrants are exercisable six months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the Warrants become exercisable. The closing of the sale of Units pursuant to the Securities Purchase Agreement occurred on November 4, 2020. By December 31, 2020, the Company had received a total of $22.325 million in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The company issued the remaining 6 Million dollar in consideration of 2.675 Million dollar in cash and 3.325 Million dollar in consideration for service rendered by underwriter and others. the Company issued the remaining 2,400,000 units on March 01, 2021.

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

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 1 — DESCRIPTION OF BUSINESS (CONT.)

Acquisition Agreement with Huapei Global Securities Limited

MICT, Inc previously announced on October 2, 2020 that its indirect wholly-owned subsidiary BI Intermediate (Hong Kong) Limited (“BI Intermediate”) has entered a strategic agreement (“Strategic Agreement”) to acquire, for a total purchase price of U.S.$3.0 million, 9% of a Huapei Global Securities Limited (“Huapei”), Hong Kong based securities and investments firm. The Strategic Agreement provided that the remaining 91% of Huapei would be purchased by BI Intermediate upon approval from the Hong Kong Securities and Futures Commission (SFC), the principal regulator of Hong Kong’s securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% of its acquisition and paid 9% of the purchase price. Additionally, on November 11, 2020, upon the initial closing, BI Intermediate made a loan to Huapei in an amount equivalent to the remaining 91% of the purchase price. Upon the closing of the remaining 91%, which remains subject to SFC approval, the loan will be cancelled, and BI Intermediate will acquire the remaining 91% of Huapei. If the Strategic Agreement is terminated or the closing of the remaining 91% does not occur within 24 months, Huapei will repay the loan to BI Intermediate. The loan is secured against the 91% of the share capital of Huapei not owned by BI Intermediate. The obligations of Huapei Global Capital Limited, the seller of the interests of Huapei, under the loan agreement have been guaranteed by the ultimate controller of Huapei Global Capital Limited. Huapei is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China including the valuable China A-Shares, all of which are the primary target markets for Company’s global fintech business. The Company is in the process of integrating its mobile app supporting platform with Huapei’s licensed trading assets.

On February 26, 2021, the Company, through its fully owned subsidiary (BI Intermediate (Hong Kong) Limited, a Hong Kong company (“BI Intermediate”), has completed the acquisition of Huapei Global Securities Ltd. (“Huapei Global”) upon the purchase of remaining outstanding share capital (91% of the share capital) of Huapei Global. The acquisition was consummated following the receipt of the approval of the Securities and Futures Commission of Hong Kong (“SFC”) for the change in the substantial shareholder of Huapei Global. In consideration for the entire share capital of Huapei Global, the Company paid a total of $2,936,000 (reflecting the net asset value of Huapei Global estimated at $2,034,000, and a premium $902,000 (the “Consideration”).

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

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. As of December 31, 2020, and 2019, the allowance for doubtful accounts amounted to $5 and $116, respectively.

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

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Long-Lived Assets and Intangible Assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of December 31, 2020, and 2019, no indicators of impairment have been identified.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. We test goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. On January 26, 2017 the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

With respect to the GFHI subsidiary applicable revenue recognition GAAP requirements, the GFHI subsidiary implemented a revenue recognition policy pursuant to which it recognizes its revenues at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of services are provided to its customers.

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

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

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

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, requiring the measurement and recognition of expected credit losses for financial assets held at amortized cost, which include our accounts receivable and contract assets. The standard also requires that we recognize credit impairment losses related to our available-for-sale debt securities through an allowance for credit losses instead of a reduction in the cost basis. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The updated standard did not have a material impact on our Consolidated Financial Statements and related disclosures.

On January 26, 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The impact of the new standard will depend on the specific facts and circumstances of future individual impairments, if any.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 3 — FAIR VALUE MEASUREMENTS

Items carried at fair value on an ongoing basis as of December 31, 2020 and 2019 are classified in the table below in one of the three categories described in Note 2.

	Fair value measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$29,049	-	-	29,049
Total	$29,049	-	-	29,049

	Fair value measurements using input type
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,154	-	-	3,154
Restricted cash	45	-	-	45
Short-term loan to Related party Micronet Ltd, net	-	281	-	281
Total	3,199	281	-	3,480

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
	2020	2019
Raw materials	$1,639	$-
Work in process and finished product	363	-
	$2,002	$-

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Building	$164	$-
Computer equipment	90	15
Dies	358	-
Furniture and fixtures	33	23
Machinery and equipment	40	7
Transportation equipment	73	68
	758	113
Less accumulated depreciation	(206)	(84)
	$552	$29

Depreciation expenses totaled $122 and $88, for the years ended December 31, 2020 and 2019, respectively.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 6 — INTANGIBLE ASSETS AND OTHERS, NET

Composition:

	Useful life	December 31,
	years	2020	2019
Original amount:
Technology	5-6	$13,070	$-
trade name/ trademarks	5-10	850
Customer related intangible assets	5-6	4,910	-
Intangible assets – ground	76	215

		$19,045	$-
Accumulated amortization:
Technology	5-6	$(1,116)	$-
trade name/ trademarks	5-10	(71)
Customer related intangible assets	5-6	(484)	-

	5	$(1,671)	$-

Net Amount:		$17,374	$-

The estimated future amortization of the intangible assets (excluded of deferred tax assets) as of December 31, 2020 is as follows:

2021	$3,342
2022	$3,342
2023	$3,342
2024	$3,342
2025 onward	$4,004

NOTE 7 — SHORT-TERM BANK LOANS:

Composition:

			Total short-term liabilities
	Interest rate	Linkage	December 31,
	%	basis	2020	2019
Due to banks	Prime plus 2.5% Prime plus 3.5%	NIS	$884	$-
			$884	$-

As of December 31, 2020, the Company had short-term bank loans of $884 comprised as follows: $884 loans of Micronet that bear interest of prime plus 2.5% through prime plus 3.5% paid either on a monthly or quarterly basis .All of Micronet’s loans were classified to the short term loans due to the fact that Micronet didn’t meet with covenants.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

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

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

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

NOTE 10 — GAIN OF CONTROL OF SUBSIDIARY- Micronet Acquisition

On June 23, 2020, Micronet completed the special tender offer (the “Tender Offer”), in which MICT successfully purchased 5,999,996 shares of Micronet’s ordinary shares (the “Ordinary Shares”), in the aggregate amount of NIS 1,800,000 (or $515,000) offered in the Tender Offer, which brought MICT’s ownership interest up to 45.53%.

Also on June 23, 2020, MICT purchased an additional 10,334,000 shares of Micronet’s Ordinary Shares in the aggregate amount of NIS 3,100,000 (or $887,000), which brought MICT’s ownership interest up to 53.39% as of June 23, 2020. Accordingly, MICT obtained voting control over Micronet and, as a result, MICT applied purchase accounting (see the table below) and began to consolidate Micronet beginning on such date. MICT recognized a $665,000 gain on previously held equity in Micronet.

The Company’s income and net loss as presented if the Micronet acquisition date had occurred at the beginning of the annual reporting period

	Year ended December 31,	Year ended December 31,
	2020	2019
Revenues	$2,262	$8,747

Net loss	$(26,419)	(7,331)

Management engaged a third-party valuation firm to assist them with the valuation of the intangible assets that are detailed in the schedule below.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 10 — GAIN OF CONTROL OF SUBSIDIARY- Micronet Acquisition (CONT.)

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

NOTE 11 — Loan to MICRONET LTD.

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

In view of Micronet’s working capital needs, on November 18, 2019, the Company entered into an additional loan agreement with Micronet for the loan of $125,000 (the “Second Loan”), pursuant to terms and conditions identical to those governing the First Loan, including the repayment terms. Accordingly, at such date (and prior to the approval of the Convertible Loan by Micronet’s shareholders on January 1, 2020 as set forth hereunder), the Company granted to Micronet, pursuant to the First Loan and Second Loan, an accumulated loan in the total sum of $375,000.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 11— LOAN TO MICRONET LTD. (CONT.)

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

NOTE 12 — GFH Intermediate Holdings Ltd (“GFHI”) Acquisition

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

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 12 — GFH Intermediate Holdings Ltd (“GFHI”) Acquisition (CONT.)

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

GFH Intermediate Holdings LTD, Purchase Price Allocation

(USD In Thousands)

Total share consideration (1)	32,050
Total Purchase Consideration	$32,050

Less:

Intangible assets - trade name/ trademarks	580
Intangible assets - developed technology	11,490
Intangible assets - Customer database (2)	4,500
Deferred Tax liability (3)	(4,308)
Fair value of net assets acquired	$12,262

Goodwill value (4)	$19,788

(1)	The purchase consideration represented the fair value of the Convertible Promissory Notes that were converted into common stock of MICT.

(2)	The Customer database value is based on the cost to recreate, as indicated by Management.

(3)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets.

(4)	The goodwill is not deductible for tax purposes.

The company's income and net loss as presented if GFHI acquisition date had occurred at the beginning of the annual reporting period

	Year ended December 31,	Year ended December 31,
	2020	2019
Revenues	$1,173	$477

Net loss	$(24,721)	(6,940)

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 13 — SEGMENTS

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

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: Verticals and technology segment conducted by GFH I and MRM conducted by Micronet.

Summarized financial information by segment for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020
	Verticals and technology		Mobile resource management		Consolidated
Revenues from external customers	$299		$874		$1,173
Segment operating loss	(2,695	)(1)	(1,433	)(2)	(4,128)
Non allocated expenses					(12,451)
Finance expenses and other					(7,383)
Consolidated loss before provision for income taxes					$(23,963)

(1)	Includes $1,466 of intangible assets amortization, derived from GFHI. acquisitions.

(2)	Includes $206 of intangible assets amortization, derived from Micronet.

Revenue from customers in the geographic regions based on the location of customers’ headquarters is as follows:

	Year ended December 31,
	2020	2019
United States	$768	$374
Israel	9	37
Europe	57	-
China	299	-
Other	40	66
Total	$1,173	$477

NOTE 14 — ACCRUED SEVERANCE PAY, NET

A.	Accrued Liability:

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

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2020	2019
Accrued severance pay	$157	$50
Less - amount funded	4	-
	$153	$50

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 15 — PROVISION FOR INCOME TAXES

A.

Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2019 and in 2020.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in 2019 and 23% in 2020. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “Approved Enterprise Industrial Company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate.

In December 2016, the Israeli government published the Economic Efficiency Law (2016) (legislative amendments to accomplish budget goals for the years 2020 and 2019). According to such law, in 2017 the general tax rate was decreased by 1% and starting in 2018 was decreased by 2%; so that the tax rate was 23% in 2020 and was 23% in 2018 and onwards. In addition, the tax rate that applies to Preferred Enterprises in preferred areas is 16%.

China:

The Company’s Chinese subsidiary in the PRC are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%.

B.	Provision for Taxes

	Year ended December 31,
	2020		2019
Current:
Domestic	$		$-
Foreign (Israel)		9	(17)
		9	(17)

Taxes related to prior years		25	-

Deferred:
Deferred taxes, net		292	-
Total benefit (provision) for income taxes		$326	$(17)

C.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2020	2019
U.S. federal statutory rate	21%	21%
Tax rate difference between U.S. and Israel	0%	2%
Change in valuation allowance	(20)%	(16)%
Others	-%	(7)%
Effective tax rate	1%	0.0%

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 15 — PROVISION FOR INCOME TAXES (CONT.)

D.	Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2020 and 2018, the Company’s deferred taxes were in respect of the following:

	December 31,
	2020	2019
Net operating loss carry forward	$9,564)	$1,799
Provisions for employee rights and other temporary differences	129	20
Deferred tax assets before valuation allowance	9,693)	1,819
Valuation allowance	(9,564)	(1,819)
Deferred tax assets	129	-
Deferred tax liability	4,256	-
Deferred tax liability, net	$(4,127)	$-

E.

Tax losses

As of December 31, 2020, the Company’s net operating loss carry forward amounted to approximately $28,978 based on the tax report of 2019 along with 2020 estimated tax results, which may be utilized to offset future taxable income for United States federal tax purposes. This net operating loss carry forward begins to expire in 2022. Since it is more likely than not that the Company will not realize a benefit from this net operating loss carry forward, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

F.	Tax Assessments The Company received final tax assessments in the United States through tax year 2016,

G.	Uncertain Tax Position The Company did not record any liability for income taxes associated with unrecognized tax benefits during 2020 and 2019.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 16 — RELATED PARTIES

Darren Mercer, our Chief Executive Officer and a director, presently owns, with certain family members and related parties, approximately one third of the issued and outstanding shares of GFH; and is the sole officer and one of three directors of GFH. In addition, prior to the closing the transactions contemplated by the Agreement and Plan of Merger, entered into on November 7, 2019 and amended and restated on April 15, 2020 by and among MICT, GFH Intermediate Holdings Ltd., a British Virgin Islands company (“Intermediate”), MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly-owned subsidiary of MICT (“Merger Sub”) and GHF as the sole shareholder of Intermediate, pursuant to which the Merger Sub merged with and into Intermediate, with Intermediate continuing as the surviving entity, as a result of which GFH became a wholly owned subsidiary of MICT (the “Merger”), Mr. Mercer was the sole officer and director of Intermediate. Also, On September 10, 2020, the Company and GFH, the holder of 1,818,181 the Company’s Series B Convertible Preferred Stock, with a par value of $0.001 per share , converted an aggregate of 1,818,181 shares of the Series B Preferred, on a 1-for-1 basis, for an aggregate of 1,818,181 shares of the Company’s common stock, par value $0.001 per share.

on April 2, 2020, Darren Mercer, current board member of the Company, was appointed the interim Chief Executive Officer of the Company and was given a salary of $25,000 per month for his services to the Company. Effective on July 1, 2020 the board of directors approve Darren Mercer new salary condition: (i) Consultant’s annual base fee will be $495,000 per year and, (ii) shall receive a signing bonus of $100,000 and, (iii) a total annual bonus in accordance with the bonus program adopted by the Company from time-to-time with a target bonus opportunity equal to 100% of the Base Fee , With respect to a Target Bonus for a given year, the Company shall award up to 40% of such Target Bonus, as it so determines, on the basis of the Consultant’s performance in the first six months of the year and up to the remaining 60% of such Target Bonus on the basis of the Consultant’s performance in the remaining 6 months of the year. In addition, the Board of Directors may declare and grant a discretionary bonus for Consultant based on various targets and performance criteria to be established by the Board of Directors. The evaluation of the performance of Consultant as measured by the applicable targets and the awarding of applicable bonuses, if any, shall be at the sole discretion of the Board of Directors. On December 21, 2020, the board of directors approve additional $200,000 bonus. The agreement shall end on the third anniversary of the Start Date.

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

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which are described where required under the “Directors, Executive Officers, Executive Compensation and Corporate Governance of MICT” section of this proxy statement.

Effective April 2, 2020, David Lucatz resigned as the President and Chief Executive Officer of MICT, Inc. (the “Company”). Mr. Lucatz will continue to serve on the Company’s Board of Directors. Mr. Lucatz’s resignation was not a result of a disagreement with the Company on any matters related to its operations, policies or practices. In connection with his resignation, on April 2, 2020 the Company and Mr. Lucatz entered into a separation agreement (the “Separation Agreement”), which provides that Mr. Lucatz will receive $25,000 per month for a period of sixteen (16) months. Additionally, Mr. Lucatz is entitled to receive a one-time bonus equal to 0.5% of the cash purchase price paid on the closing date in connection with the transactions described in the Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, MICT Merger Subsidiary Inc., and GFH Intermediate Holdings Ltd. (“GFH”), dated as of November 7, 2019, or any similar transaction. Furthermore, Mr. Lucatz shall retain his options to purchase shares of common stock of the Company with the expiration date of such options extended until the earlier of October 30, 2021 or the expiration of the original term of each such option. Mr. Lucatz continued to serve on the Company’s Board of Directors up until September 27, 2020.

MICT had previously issued to Jeffrey Bialos and Yehezkel (Chezy) Ofir, each a member of the MICT Board, David Lucatz, MICT’s former President and Chief Executive Officer and a member of the MICT Board, and former director Miki Balin, 300,000 options to purchase common stock of MICT (1,200,000 options in the aggregate), with an exercise price of $1.41, which vested upon the consummation of the Merger. Additionally, on July 1, 2020, John Scott, a member of the MICT Board was granted options to purchase 100,000 shares of common stock. Such options vested upon the Closing. Additionally, on July 1, 2020, non-executive directors Jeffrey Bialos, Chezy Ofir and John Scott each received an aggregate of 100,000 restricted shares of the Company’s common stock, 50,000 of which vested on the grant date, and 50,000 of which vested on December 21, 2020.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 16 — RELATED PARTIES (CONT.)

Pursuant to a severance agreement entered into by and between the Company and Mr. Lucatz on April 2, 2020, Mr. Lucatz was entitled to receive a one-time bonus equal to 0.5% of the purchase price paid upon Closing in connection with the transactions contemplated by the Merger Agreement. Mr. Lucatz agreed, directly or through his affiliates to receive this payment in shares of the Company’s common stock, and on July 1, 2020, Mr. Lucatz was granted 400,000 shares of the Company’s common stock. Furthermore, Mr. Lucatz shall retain his options to purchase shares of common stock of the Company with the expiration date of such options extended until the earlier of October 30, 2021 or the expiration of the original term of each such option.

In addition, Mr. Lucatz has certain holdings through his affiliates which constitute approximately 1.43% of MICT’s outstanding common stock, not including options and restricted stock set forth above (and 1% on a fully diluted basis, including the issuances described herein). Upon Mr. Lucatz’s resignation as Chief Executive Officer, the right and obligations under the Consulting Agreement entered into by and between MICT, Enertec, Coolisys, DPW Holdings, Inc. and Mr. Lucatz, pursuant to which MICT, via Mr. Lucatz, agreed to provide Enertec with certain consulting and transitional services over a three-year period in exchange for an annual consulting fee of $150,000 plus certain issuances of restricted stock, was assigned to Mr. Lucatz, including the DPW Equity. In the event of a change of control in the Company, or if Mr. Lucatz shall not longer be employed by us, the rights and obligations under the Consulting Agreement shall be assigned to Mr. Lucatz along with the DPW Equity.

On June 4, 2019, the Company entered into a note purchase agreement with BNN, a greater than 5% shareholder of MICT, which is affiliated with Darren Mercer, one of MICT’s directors, pursuant to which BNN agreed to purchase from the Company $2 million of BNN Convertible Notes, which subscription amount was subject to increase by up to an additional $1 million as determined by BNN and the Company. The BNN Convertible Notes, which were initially convertible into 1,818,182 shares of Common Stock (using the applicable conversion ratio of $1.10 per share), were accompanied by the Note Warrants to purchase 1,818,181 shares of Common Stock (representing 100% of the aggregate number of shares of Common Stock into which the BNN Convertible Notes were convertible). The BNN Convertible Notes have since been converted into the Series B Preferred Shares, the Series B Preferred Shares and the Note Warrants were transferred to GFH, of which Mr. Mercer serves as the Chief Executive Officer and one of three directors, and the Series B Preferred Shares have been converted into 1,818,181 shares of common stock.

Of the 16,000,000 new shares of our common stock that will be reserved for issuance under the EIP pursuant to the 2020 Incentive Plan, 13,000,000 of such shares shall be reserved for awards to incentivize certain Company or its subsidiaries insiders including employees and officers) to meet critical commercial milestones (collectively, the “Long Term Incentive Plan”, or the “LTIP”). Examples of such milestones include: negotiation and entrance by MICT into certain material agreements in the recycled metal industry, negotiation and entrance by MICT into certain material agreements in the oil and gas industry, negotiation and entrance by Micronet into certain transformative agreements or other arrangements, certain significant acquisitions of other businesses, and stock price and overall performance of the Company. Individuals contemplated to receive awards under the LTIP include Darren Mercer, the Chief Executive Officer, and certain individuals associated with Intermediate before the completion of the Merger and who are now employed by or consultants of the Company. Awards granted under the LTIP shall be subject to the satisfaction of certain performance vesting conditions.

It is currently contemplated that, subject to Board approval, Darren Mercer shall be eligible to receive grants of up to 6,000,000 restricted shares of common stock (which shall vest subject to satisfaction of applicable performance conditions), and certain individuals associated with Intermediate before the completion of the Merger and who are now employed by or consultants of the Company shall be eligible to receive grants of up to 7,000,000 restricted shares of common stock (which shall vest subject to satisfaction of applicable performance conditions).

Except as described above, no director, executive officer, principal stockholder holding at least 5% of Common Stock, or any family member thereof, had or will have any material interest, direct or indirect, in any transaction, or proposed transaction, during 2019, 2018 or 2017 in which the amount involved in the transaction exceeded or exceeds $120,000 or one percent of the average of the total assets of MICT at the year-end for the last two completed fiscal years.

Transactions with related parties

	Year ended December 31,
	2020	2019
Consulting fee	$340	$-
Bonus	795	-
Others	94	-
Stock based compensation	-	-
Total	1,229	-

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 17 — SHAREHOLDER’S EQUITY

A.	Common stock:

Common stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B.	Stock Option Plan:

2012 plan. Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015 ,November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our Common Stock , are currently authorized to be issued pursuant to option awards granted thereunder, 3,044,782 shares of which have been issued or have been allocated to be issued as of November 30, 2020 and 1,955,218 shares remain available for future issuance as November 30, 2020. The 2012 Incentive Plan is intended as an incentive to retain directors, officers, employees, consultants and advisors to the Company, persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company, by granting to such persons options to purchase shares of the Company’s Common Stock (“2012 Options”), shares of the Company’s stock, with or without restrictions, or any other share-based award (“2012 Award(s)”). The Plan is intended as an incentive to retain in the employ of, and as directors, consultants and advisors to MICT, Inc., a Delaware corporation (the “Company”), and its subsidiaries (including any “employing company” under Section 102(a) of the Ordinance (as hereinafter defined) and any “subsidiary” within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the “Code”), collectively, the “Subsidiaries”), persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries, by granting to such persons either (i) options to purchase shares of the Company’s Stock, (the “Options”), (ii) shares of the Company’s Stock, with or without restrictions, or (iii) any other Stock-based award, granted to a Grantee or an Optionee (as such terms are defined below hereunder) under the Plan and any Stock issued pursuant to the exercise thereof. Stock awards and the grant of Options to purchase shares of Stock, or the issue of each of the above under sub-sections (i) - (iii) shall be referred as the “Award(s).

2014 plan. Our 2014 Stock Incentive Plan (the “2014 Incentive Plan”) was initially adopted by the Board on July 17, 2014 and approved by our stockholders on September 30, 2014 and subsequently amended on November 15, 2017 and November 8, 2018. Under the 2014 Incentive Plan, as amended, up to 600,000 shares of our Common Stock (subject to adjustment in the event of a stock split, stock dividend, recapitalization or other similar events) are currently authorized to be issued pursuant to awards granted thereunder, 523,225 shares of which have been issued or have been allocated to be issued as of November 30, 2020. The 2014 Incentive Plan is intended to provide incentives (a) to the directors, officers and employees of the Company, by providing such directors, officers and employees with opportunities to purchase stock in the Company pursuant to options granted thereunder (“2014 Options”), (b) to directors, officers, employees, consultants and advisors of the Company by providing them with opportunities to receive awards of stock in the Company whether such stock awards are in the form of bonus shares, deferred stock awards, or performance share awards (“2014 Awards”); and (c) to directors, officers, employees, consultants and advisors of the Company by providing them with opportunities to make direct purchases of restricted stock in the Company (“Restricted Stock”).

2020 plan. The 2020 Incentive Plan provides for the issuance of up to 16,000,000 shares of our common stock plus a number of additional shares issued upon the expiration or cancellation of awards under our 2014 Incentive Plan, which was terminated when the 2020 Incentive Plan was approved by our stockholders. Generally, shares of common stock reserved for awards under the 2020 Incentive Plan that lapse or are canceled (other than by exercise) will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes are not available again for future awards. In addition, Shares repurchased by the Company with the proceeds of the option exercise price may not be reissued under the 2020 Incentive Plan.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 17 — SHAREHOLDER’S EQUITY (CONT.)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2020:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2020	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2020	Exercise Price
	Years		$
38,000	1.25	10,000	4.30
50,000	1.25	30,000	1.32
30,000	1.25	30,000	1.4776
40,000	0.75	40,000	1.32
300,000	0.75	300,000	1.41
700,000	1.25	700,000	1.41
1,158,000		1,138,000

B.	Stock Option Plan - (continued):

	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$
Options outstanding at the beginning of year:	1,167,000	2.34	1,297,000	2.34
Changes during the year:
Granted	1,300,000	1.32	30,000	1.32
Exercised	(1,198,000)	-	-	-
Forfeited	(111,000)	2.81	(160,000)	2.81

Options outstanding at end of year	1,158,000	2.24	1,167,000	2.24
Options exercisable at year-end	1,138,000	2.36	1,037,000	2.36

Subject to, and upon closing of the Acquisition Agreement, the securities issued upon the exercise or conversion of outstanding options will be in accordance with the terms on which they were granted initially.

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2020 -45.24% 2019-48.61%; risk-free interest rate: 2020 – 0.39% 2019-2.6%; and expected life: 2020- 0.68 years 2019-6.5 years.

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

During 2020, the board of the directors approved the grant of 1,300,000 options with exercise prices of $1.41, out of which 300,000 options exercised during the year.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 17 — SHAREHOLDER’S EQUITY (CONT.)

During 2020the Company issued 1,943,182, shares of its common stock to its directors, employees and consultants and as a result recorded an aggregate expenses of $2,750 in connection with such issuance

During 2020the Company issued 200,000, shares of its common stock to Maxim Group LLC, or Maxim as part of a settlement agreement executed between the parties and as a result of such issuance recorded an aggregate expenses of $635.

During 2020the Company issued an aggregate of 1,198,000 shares of our common stock pursuant to the exercise of certain stock options previously issued to its employees, directors and consultants. As a result of such issuance of common stock, the Company recorded an aggregate expenses of $2,365 .

During 2020the Company issued an aggregate of 2,181,282 shares of its common stock pursuant to the exercise of certain warrants previously issued to various shareholders. As a result of such issuance of such common stock, the Company recorded an aggregate expenses of $1,611.

On June 4, 2019, we entered into a Securities Purchase Agreement (the “Preferred Securities Purchase Agreement”) with the purchasers named therein (the “Preferred Purchasers”), pursuant to which we agreed to sell 3,181,818 shares of newly designated Series A Convertible Preferred Stock with a stated value of $2.20 per share (the “Preferred Stock”). The Preferred Stock, are convertible into up to 6,363,636 shares of our common stock, par value $0.001 per share (the “Common Stock”), and were sold together with certain Common Stock purchase warrants (the “Preferred Warrants”) to purchase up to 4,772,727 shares of Common Stock (representing 75% of the aggregate number of shares of Common Stock into which the Preferred Stock shall be convertible), for aggregate gross proceeds of $7 million to us (the “Preferred Offering”).

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

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 17 — SHAREHOLDER’S EQUITY (CONT.)

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

On November 2, 2020 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and one warrant to purchase 0.8 of one share of Common Stock (each, a “Warrant”). at a purchase price of $2.50 per Unit. The Warrants are exercisable six months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the Warrants become exercisable. The closing of the sale of Units pursuant to the Securities. Purchase  Agreement occurred on November 4, 2020. By  December 31, 2020, the Company had received a total of $22.325 million in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The remaining gross proceeds, in the additional aggregate amount of $2.675 million, were received by the Company on March 1, 2021 and in consideration for such proceeds, the Company issued the remaining 2,400,000 units.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 18 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A.	Other Current Assets:

	December 31,
	2020	2019
Prepaid expenses	$1,300	$926
Advance to suppliers	230	-
Government departments and agencies receivables	67	11
Withholding tax	92
Others	67	-
	$1,756	$937

B.	Other Current Liabilities:

	December 31,
	2020	2019
Employees and wage-related liabilities	$396	$29
Government departments and agencies payable	56	-
Payment received by customers in advance	260	-
Accrued expenses	4,174	254
Advance income	92	-
Lease liability	107	-
Other	17	7
	$5,102	$290

C.	Earnings (loss) per Share:

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common shares equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.

The following table sets forth the computation of basic and diluted net earnings (losses) per share attributable to MICT Inc:

	Year ended December 31,
	2020		2019
Numerator:
Amount for basic earnings per share		$(22,992)	$(4,217)
Effect of dilutive instruments

Amount for diluted earnings per share		(22,992)	(4,217)

Denominator:
Denominator for basic earnings per share - weighted average of shares		27,623,175	10,697,329
Loss per share attributable to MICT Inc.:
Basic and diluted continued operation		$(0.83)	$(0.39)
Basic and diluted discontinued operation	$		$-
Anti-Dilutive Potentially dilutive securities		27,623,175	26,174,731

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 19 — LEGAL PROCEEDINGS

From time to time, MICT, Intermediate and/or Micronet may become subject to litigation incidental to its business.

In March 2017, MICT entered into the Sunrise Agreement with Sunrise through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There are also questions about the applicability of the Sunrise Agreement to the Merger, and whether or not Sunrise is properly be owed any transaction fee upon the closing of the Merger. In any event, in order to resolve this matter, as of the date hereof, the parties have executed a settlement and release agreement for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Shares”), which Shares shall be delivered as follows: (i) 67.5% of the Shares to Amnon Mandelbaum; (ii) 7.5% of the Shares to INTE Securities LLC; and (iii) 25% of the Shares to Amini LLC). In addition, by no later than February 16, 2021, MICT shall issue 200,000 warrants to purchase 200,000 freely tradable registered shares of Common Stock of MICT and deliver original copies of such warrants within five business days of the date of issuance of the warrants. The shares issuable upon exercise of the warrants shall be registered on a registration statement. 150,000 of these warrants shall be issued to Amnon Mandelbaum; 50,000 of these warrants shall be issued to Amini LLC, or its designee as named in writing. Each warrant shall be exercisable into one share of registered common stock of MICT until one year after the date of issuance the warrants at an exercise price of $1.01 per share, and in any other respects on the same material terms and conditions as are applicable to MICT’s current outstanding warrants including, but not limited to, cashless exercise at all times from the date of issuance of the warrants until to the expiration dates of the warrants, certain exercise price adjustments, and other terms as are no less favorable to MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the shares, and shares underlying the warrants per the settlement agreement. The Sunrise parties notified MICT that it has breached the settlement agreement. MICT has made a significant offer to the Sunrise parties to settle such matter and is negotiating with the Sunrise parties to resolve this issue immediately. As of December 31, 2020, the Company recorded a provision in the books in an amount of $1,805,000. on March 30, 2021, MICT and the Sunrise parties signed an amended settlement agreement whereby MICT is required to make a $1,000,000 payment by March 31, 2021 and the share dollar amount set forth above was reduced from $1,500,000 to $500,000. Furthermore, if MICT is not able to file a registration statement with the SEC for the Shares by June 4, 2021, it will be required to make a $600,000 payment to settle the matter in full and Sunrise will not receive any MICT shares. As of December 31, 2020, the Company recorded a provision in the books in an amount of $1,805,000.

On September 22, 2020, the Company entered into a settlement and release agreement with Craig Marshak, or Marshak, in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to settlement and in consideration for a customary release and waiver for the benefit of MICT, MICT agreed to pay Marshak a sum of $125,000 in cash. Mr. Marshak then dismissed such claim. On January 15, 2021 the parties have executed an amendment to the settlement and release agreement in which MICT agreed to pay Marshak a sum of $315,000 in. Mr. Marshak then dismissed such claim.

On November 2, 2020, the Company entered into a settlement and release agreement with Maxim Group LLC, or Maxim, pursuant to which the Company and Maxim agreed to release one another from any and all claims arising out of that certain advisory agreement entered into by and between Maxim and BNN Technology PLC on February 22, 2018. In consideration therefor, the Company issued Maxim 269,107 shares of MICT common stock and agreed to file a resale registration with respect to such shares. The Company failed to timely file the resale registration statement and entered into an amendment to the settlement agreement on March 1, 2021 which required a payment of $300,000 in exchange for the return of 135,554 shares of MICT common stock. The $300,000 payment was made on March 3, 2021. In addition, pursuant to the amendment, the Company will be required to take all steps necessary to ensure that the resale registration with respect to such shares is declared effective within two business days of the filing of its Annual Report on Form 10-K for the year ended December 31, 2020. Within one business day of the effectiveness of such registration statement, the Company will issue Maxim the remaining 134,553 shares. Furthermore, the Company shall offer Maxim price protection for the five trading days following the date of receipt of the Maxim shares liquidated by Maxim as follows: for any shares liquidated at a price per share less than $2.49  (“Protection Price”) during such period, the Company will remit the difference between the sale price and Protection Price. If the registration statement is not declared effective within two business days of the filing of the Company’s annual report, the Company will be required to pay certain penalties. As of December 31, 2020, the Company recorded a provision in the books in an amount of $635,000.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 19 — LEGAL PROCEEDINGS (CONT.)

In March 2017, Micronet received notice from a client, relating to tests performed by the client which, as alleged by client, revealed a defect in the materials included in the battery integrated into a certain product of Micronet, and that client further reported the issue to the United States National Highway Traffic Safety Administration (the “Regulator”) in the form of a complaint. The complaint refers to an old product of Micronet that was sold during the years prior to the claim above. Similar problems in the specific product were previously handled under the warranty provided to the same client and included problem fixing, battery changing and software updates. Independent tests to examine the client’s complaint (including addressing the issue with the battery manufacturer) did not demonstrate any significant evidence supporting the claim made by such client. Micronet has engaged with the Regulator in discussions and to the date hereof Micronet has not receive any demand, or other formal response from the Regulator. As between the client and Micronet, the parties in commercial dispute in connection with the products supplied by Micronet to customer by Micronet to customer (while customer refused payment claiming damages and Micronet reserving its rights to be fully paid for ordered cancelled or not paid in full) and each party reserved its claims in this matter.

In February 2020, a former employee of Micronet filed a claim against Micronet in the Israeli labor court for a total amount of approximately USD $150,000 alleging that he is entitled to receive various salary payments and social benefits which were not previously paid to him. In response to the claim, Micronet has filed its defense. The claim is currently being litigated, and the parties are currently submitting their affidavits in connection with the claim.

In June 2020, the CEO of Micronet’s subsidiary in the U.S. sent a demand letter addressed to Micronet pursuant to which the employee is claiming compensation and severance for a breach of his employment agreement and demanding a sum of USD $230,000 as severance payment. On February 17, 2021 the parties have executed a settlement and release agreement in consideration for the payment of USD $90,000 settlement agreed consideration and a mutual waiver and release and claims. The Company recorded a provision in the books in the second quarter of 2020 in an aggregate amount of $230,000 and on December 31, 2020 updated the valuation in the books to $90,000.

Sale of Enertec Systems 2001 Ltd.

On December 31, 2017, MICT, Enertec Systems 2001 Ltd., or Enertec, previously our wholly-owned subsidiary, and Enertec Management Ltd., entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Coolisys Technologies Inc., or Coolisys, a subsidiary of DPW Holdings, Inc., or DPW, pursuant to which we agreed to sell the entire share capital of Enertec to Coolisys. As consideration for the sale of Enertec’s entire share capital, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250,000 as well as assume up to $4,000,000 of Enertec debt. On May 22, 2018, MICT closed on the sale of all of the outstanding equity of Enertec pursuant to the Share Purchase Agreement.

At the closing, MICT received aggregate gross proceeds of approximately $4,700,000 of which 10% was to be held in escrow (“Escrow Amount’) for up to 14 months after the closing to satisfy certain potential indemnification claims. The final consideration amount was adjusted, pursuant to the terms of the Share Purchase Agreement, as a result of adjustments relating to certain Enertec debts at the closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec’s debt.

In conjunction with, and as a condition to, the closing, the Company, Enertec, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and director, executed a consulting agreement, or the Consulting Agreement, whereby we, via Mr. Lucatz, will provide Enertec with certain consulting and transitional services over a 3 year period as necessary and requested by the Coolisys (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec) will pay us an annual consulting fee of $150,000 as well as issue us 150,000 restricted shares of DPW Class A Common Stock, or the DPW Equity, for such services, to be vested and released from restriction in three equal installments, with the initial installment vesting the day after the closing and the remaining installments vesting on each of the first 2 anniversaries of the closing. The rights and obligations under the Consulting Agreement were assigned back to Mr. Lucatz along with the DPW Equity.

In connection with the Share Purchase Agreement, based on an indemnification claim issued by Coolisys to the escrow agent alleging for breach of the Share Purchase Agreement, the Escrow Amount remained in escrow. On July 21, 2020, MICT management and MICT (the “Seller Parties”) received a statement of claim filed in the District Court of Tel Aviv by Coolisys against the Seller Parties and its Board members at the time of closing of the transaction, in the amount of approximately $2,500,000, (the “Claim”). Pursuant to the Claim, Coolisys is alleging that certain misrepresentations in the Share Purchase Agreement resulted in losses to Coolisys and requesting, among other things, that the Court instruct the release of the Escrow Amount held by the escrow agent to Coolisys.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 20 — SUBSEQUENT EVENTS

On January 7, 2021, the Company issued a press release announcing it is moving its operational headquarters from its current offices in Israel to Hong Kong to more efficiently serve its Asian clientele through its recently launched proprietary insurance platform. It also announced that it has already commenced revenue generation from the Insurance Platform.

In connection with the move of its headquarters, Arie Rand, the Company’s Chief Financial Officer tendered his resignation on December 31, 2020.

In March 2017, MICT entered into the Sunrise Agreement with Sunrise through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There are also questions about the applicability of the Sunrise Agreement to the Merger, and whether or not Sunrise is properly owed any transaction fee upon the closing of the Merger. In any event, in order to resolve this matter, the parties have executed a settlement and release agreement for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Shares”), which Shares shall be delivered as follows: (i) 67.5% of the Shares to Amnon Mandelbaum; (ii) 7.5% of the Shares to INTE Securities LLC; and (iii) 25% of the Shares to Amini LLC). In addition, by no later than February 16, 2021, MICT shall issue 200,000 warrants to purchase 200,000 freely tradable registered shares of Common Stock of MICT and deliver original copies of such warrants within five business days of the date of issuance of the warrants. The shares issuable upon exercise of the warrants shall be registered on a registration statement. 150,000 of these warrants shall be issued to Amnon Mandelbaum; 50,000 of these warrants shall be issued to Amini LLC, or its designee as named in writing. Each warrant shall be exercisable into one share of registered common stock of MICT until one year after the date of issuance the warrants at an exercise price of $1.01 per share, and in any other respects on the same material terms and conditions as are applicable to MICT’s current outstanding warrants including, but not limited to, cashless exercise at all times from the date of issuance of the warrants until to the expiration dates of the warrants, certain exercise price adjustments, and other terms as are no less favorable to MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the shares, and shares underlying the warrants per the settlement agreement. The Sunrise parties notified MICT that it has breached the settlement agreement. MICT has made a significant offer to the Sunrise parties to settle such matter and is negotiating with the Sunrise parties to resolve this issue immediately. on March 30, 2021, MICT and the Sunrise parties signed an amended settlement agreement whereby MICT is required to make a $1,000,000 payment by March 31, 2021 and the share dollar amount set forth above was reduced from $1,500,000 to $500,000. Furthermore, if MICT is not able to file a registration statement with the SEC for the Shares by June 4, 2021, it will be required to make a $600,000 payment to settle the matter in full and Sunrise will not receive any MICT shares.

On February 10, 2021, the Company closed a transaction pursuant to which it acquired (via Beijing Fucheng Lianbao Technology Co., Ltd. in which it holds 24% and engaged in a VIE structure) all of the shares of Beijing Yibao Technology Co., Ltd., and indirectly its fully owned subsidiary Beijing Fucheng Insurance Brokerage Co., Ltd. (the “Transaction”). Beijing Fucheng Insurance Brokerage Co., Ltd. is a Chinese insurance brokerage company and is a nationwide licensed entity allowing it to offer insurance brokerage services for a broad range of insurance products. The nationwide license provides the Company with flexibility to create tailor-made insurance products that it can leverage directly to customers or through distribution partners as well as to procure better deals with both our existing and new insurance company partners. That will enable the Company to accelerate the onboarding of new agents throughout China onto its platform. It also creates the opportunity to promote its business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. In addition, the acquisition initiates the nationwide rollout of its mobile application, which will facilitate access to those portals’ vast customer bases, offering MICT’S full complement of insurance products. The shares were acquired for approximately $5.7 million, and funded through MICT.

MICT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

NOTE 20 — SUBSEQUENT EVENTS (CONT.)

On February 11, 2021, the Company announced that it has entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institution investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A Warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B Warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “Offering”). The gross proceeds to the Company from the Offering are expected to be approximately $60,000,000 before deducting placement agent fees and other estimated Offering expenses. The Series A Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance.

On February 26, 2021, the Company, through its fully owned subsidiary (BI Intermediate (Hong Kong) Limited, a Hong Kong company (“BI Intermediate”), has completed the acquisition of Huapei Global Securities Ltd. (“Huapei Global”) upon the purchase of remaining outstanding share capital (91% of the share capital) of Huapei Global. The acquisition was consummated following the receipt of the approval of the Securities and Futures Commission of Hong Kong (“SFC”) for the change in the substantial shareholder of Huapei Global. In consideration for the entire share capital of Huapei Global, the Company paid a total of $2,936,000 (reflecting the net asset value of Huapei Global estimated at $2,034,000, and a premium $902,000 (the “Consideration”).

On March 2, 2021, the Company entered into a Securities Purchase Agreement with certain investors for the purpose of raising approximately $54.0 million in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 19,285,715 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.675 per Share and in a concurrent private placement, warrants to purchase an aggregate of 19,285,715 shares of Common Stock, at a purchase price of $0.125 per Warrant, for a combined purchase price per Share and Warrant of $2.80 (the “Purchase Price”) which was priced at the market under Nasdaq rules. The Warrants are immediately exercisable at an exercise price of $2.80 per share, subject to adjustment, and expire five years after the issuance date. The closing date was on March 4, 2021. The Company received net proceeds of $48.69 million on March 4, 2021, after deducting the Placement Agent’s fees and other expenses.

on March 3, 2021, The Company entered into an amendment to the settlement agreement with Maxim, which required a payment of $300,000 in exchange for the return of 135,554 shares of MICT common stock. The $300,000 payment was made on March 3, 2021. In addition, pursuant to the amendment, the Company will be required to take all steps necessary to ensure that the resale registration with respect to such shares is declared effective within two business days of the filing of its Annual Report on Form 10-K for the year ended December 31, 2020. Within one business day of the effectiveness of such registration statement, the Company will issue Maxim the remaining 134,553 shares. Furthermore, the Company shall offer Maxim price protection for the five trading days following the date of receipt of the Maxim shares liquidated by Maxim as follows: for any shares liquidated at a price per share less than $2.49 (“Protection Price”) during such period, the Company will remit the difference between the sale price and Protection Price. If the registration statement is not declared effective within two business days of the filing of the Company’s annual report, the Company will be required to pay certain penalties.