Form 10-Q
period 2021-03-31
MICT, Inc.
filed 2021-05-24
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2021

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

As of May 24, 2021, there were 113,908,845 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$123,403	$29,049
Trade accounts receivable, net	9,282	523
Inventories	1,935	2,002
Other current assets	2,918	1,756
Related party	174	-
Held for sales assets	449	*350
Total current assets	138,161	33,680

Property and equipment, net	466	*417
Intangible assets, net	17,135	*17,159
Goodwill	27,219	22,405
Investment and loan to Huapie	-	3,038
Right of use assets	564	291
Long-term deposit and prepaid expenses	283	266
Restricted cash escrow	477	477
Total long-term assets	46,144	44,053

Total assets	$184,305	$77,733

*	Reclassified – see note 2.

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY

Current maturity of long term bank loans	$660	$884
Trade accounts payable	5,909	838
Related party	-	163
Other current liabilities	5,249	5,102
Total current liabilities	11,818	6,987

Long term escrow	477	477
Lease liability	332	164
Deferred tax liabilities	4,049	4,256
Accrued severance pay	148	153
Total long term liabilities	5,006	5,050

Stockholders’ Equity:
Common stock; $0.001 par value, 250,000,000 shares authorized, 114,177,951 and 68,757,447 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	114	68
Additional paid in capital	208,428	102,195
Additional paid in capital - preferred stock	138	138
Capital reserve related to transaction with the minority shareholder	(174)	(174)
Capital reserve from currency translation	410	(196)
Accumulated loss	(44,427)	(39,966)
MICT, Inc. stockholders’ equity	164,489	62,065

Non-controlling interests	2,992	3,631

Total equity	167,481	65,696

Total liabilities and equity	$184,305	$77,733

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(USD In Thousands, Except Share and Earnings Per Share Data)

(Unaudited)

	Three months ended March 31,
	2021	2020

Revenues	$8,935	$-
Cost of revenues	6,992	-
Gross profit	1,943	-
Operating expenses:
Research and development	231	-
Selling and marketing	1,001	-
General and administrative	4,568	770
Amortization of intangible assets	926	-
Total operating expenses	6,726	770

Loss from operations	(4,783)	(770)
Share in investee losses	-	(640)
Other income	87	-
Financial expenses, net	(566)	(224)
Loss before provision for income taxes	(5,262)	(1,634)
Taxes on income (benefit)	(356)	1

Total net loss	(4,906)	(1,635)
Net loss attributable to non-controlling interests	(445)	-
Net loss attributable to MICT, Inc.	(4,461)	(1,635)

Basic and diluted loss per share from continued operation	(0.05)	(0.15)

Weighted average common shares outstanding:
Basic and diluted	88,554,624	11,089,532

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020

Net loss	$(4,906)	$(1,635)
Other comprehensive loss, net of tax:		-
Currency translation adjustment	412	(70)
Total comprehensive loss	(4,494)	(1,705)
Comprehensive loss attributable to non-controlling interests	(639)	-
Comprehensive loss attributable to MICT, Inc.	$(3,855)	$(1,705)

MICT, INC.

STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Capital	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2019	-	-	2	2,386,363	11	11,089,532	-	6,028	14,107	(16,974)	70	0	3,244
Stock based compensation									62				62
Issuance of warrants
Comprehensive loss										(1,635)	(70)		(1,705)
Issuance of shares, net- Series A Convertible Preferred Stock			1	795,455				409					410
Issuance of shares, net- Series B Convertible Preferred Stock	2	1,818,182					1,914						1,916
Balance, March 31, 2020	2	1,818,182	3	3,181,818	11	11,089,532	1,914	6,437	14,169	(18,609)	0	0	3,927

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Capital reserve related to transaction with the	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Capital	Capital	Earnings	Income	minority	Interest	Equity
Balance, December 31, 2020	-	-	-	-	68	68,757,450	-	138	102,195	(39,966)	(196)	(174)	3,631	65,696
Shares issued to service providers and employees					0	69,107			(300)					(300)
Exercising options for employees and consultants					0	20,000			-					0
Comprehensive loss										(4,461)		-	(445)	(4,906)
											606		(194)	412
Issuance 25M,net					3	2,400,000			2,673				-	2,676
Public offering $60M					23	22,471,904			53,977					54,000
Public offering $54M					19	19,285,715			48,671					48,690
Exercising warrants					1	1,173,775			1,212					1,213
Balance, March 31, 2021	-	-	-	-	114	114,177,951	-	138	208,428	(44,427)	410	(174)	2,992	167,481

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operations	$(4,906)	$(1,635)

Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of loan to Micronet Ltd.	-	272
Impairment of equity method investment in Micronet Ltd.	-	640
Depreciation and amortization	1,119	3
Change in deferred taxes, net	(207)	-
Other non-current assets	(15)	-
Due to related party	(145)	-
Accrued interest and exchange rate differences on loans from others	-	(62)
Settlement consideration in cash decreasing share capital	(300)
Stock-based compensation for employees and consultants	-	62
Increase in trade accounts receivable, net	(8,829)	-
Increase in inventories	(5)	-
Decrease in accrued severance pay, net	(5)	-
Increase in other current assets	(1,031)	(195)
Increase in trade accounts payable	5,792	-
Decrease in other current liabilities	6	303
Net cash used in operating activities	$(8,526)	$(612)

MICT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(304)	-
Purchase of Huapie (B)	1,834	-
Purchase of Beijing Fucheng Lianbao (A)	(4,891)	-
Loan to related party (Micronet Ltd.)	-	(125)
Net cash used in investing activities	$(3,361)	$(125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Current maturity of long term bank loans	$(195)	$-
Repayment on account of redemption	-	(15,900)
Payments on account of shares	-	15,900
Issuance of shares and warrants	105,365	-
exercise of warrants	1,213	-
Issuance of convertible preferred shares net	-	409
Net cash provided by (used in) financing activities	$106,383	$409

NET INCNREAS (DECREASE) IN CASH AND CASH EQUIVALENTS	94,496	(328)

Cash, Cash Equivalents and restricted cash at beginning of the period	29,049	3,154

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS	(142)	-
Cash, Cash Equivalents and restricted cash at end of the period	$123,403	$2,826

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$26	$15
Taxes	$53	$1

Appendix A: Beijing Fucheng Lianbao

February 10, 2021
Net working capital	106
Property and equipment	26
Current liabilities	(55)
Goodwill	4,814
Cash	4,891

Appendix B: Huapei Global Securities Limited

February 26, 2021
Net working capital	206
Investment and loan to Huapie	(2,947)
Property and equipment	24
Current liabilities	(19)
Intangible assets	902
Cash	(1,834)

Appendix C: Non-cash Transaction

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

On October 2, 2020 our indirect wholly-owned subsidiary BI Intermediate (Hong Kong) Limited (“BI Intermediate”) has entered a strategic agreement to acquire, the entire share capital of Huapei Global Securities Limited (“Huapei”), Hong Kong based securities and investments firm for a total purchase price of U.S.$3.0 million (“Purchase Price”). As part of the transaction, BI Intermediate has granted to Huapei's seller, a loan under a loan agreement in a sum equal to the outstanding consideration due and payable by BI Intermediate upon closing (the "Loan"). On February 26, 2021 we have completed the acquisition of Huapei upon the purchase of remaining outstanding share capital (91% of the share capital) of Huapei and accordingly upon closing, the Loan was converted against the remaining outstanding consideration. The acquisition was consummated following the receipt of the approval of the SFC for the change in the substantial shareholder of Huapei. In consideration for the entire share capital of Huapei and as of this date onward we start to consolidate this company on our financial reports.

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

Prior to July 1, 2020, MICT operated primarily through its Israel-based majority-owned subsidiary, Micronet. Since July 1, 2020, after MICT completed its acquisition (the “Acquisition”) of GFH Intermediate Holdings Ltd. (“GFHI” or “Intermediate”), pursuant to that certain Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement” and “Merger”), we have been operating in the financial technology sector. Intermediate is a financial technology company with a marketplace in China and in other areas of the world and is currently in the process of building various platforms for business opportunities in various verticals and technology segments in order to capitalize on such technology and business. Intermediate plans to continue and advance its capabilities and its technological platforms through acquisition or license of technologies to support in growth efforts in the different market segments as more fully described below. Accordingly, after the Merger, MICT’s includes the business of Intermediate, its wholly-owned subsidiary, operating through its operating subsidiaries, as described herein.

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

As a result of our Acquisition of Intermediate and the subsequent work we have undertaken with the management of Intermediate, we are positioned to establish ourselves, through our operating subsidiaries, to serve the markets as a financial technology company with a significant China marketplace and in other areas of the world. Intermediate has built various platforms to capitalize on business opportunities in a range of verticals and technology segments, which currently includes stock trading and wealth management; commodities in segments of oil and gas trading; and insurance brokerage. We are seeking to secure material contracts in these valuable market segments in China while developing opportunities, in order to allow Intermediate to access to such markets. We will continue to add to the capabilities of such platforms such as through acquisition and/or the license of technologies to support these efforts in the different market segments as more fully described below. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base.

We are planning to implement our plans taking advantage of Intermediate experience and experience in local markets in China, and through the Company’s operating subsidiaries which have begun to secure material contracts in fast growing market segments in China.

Our current valuable opportunities have given us access the following market segments:

●	Stock trading and wealth management segment

●	Commodities in the field of Oil and gas trading segment

●	Insurance brokerage segment

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

Significant transactions during the period:

On January 1, 2021 we have entered via Tianjin Bokefa technology co., ltd., our fully owned subsidiary,  into a transaction with the shareholders of Guang Xi Zhong Tong, a local Chinese entity with business and operations in the field of broker insurance. Pursuant to the transaction, we have granted to the Guang Xi Zhong Tong shareholders (the “Shareholders”) with a frame work loan ("Frame Work Loan") in the total amount of up to RMB 40 million (approximately $6,125,000) (“Frame work Loan Amount”) which is designated, if exercised, to be used as working capital for Guang Xi Zhong Tong. As of March 31, 2021, only a sum of RMB 1,800,000 (approximately $275,000) drawn down our of the Frame work Loan Amount. In consideration for the Frame Work Loan, the parties have entered into various additional agreements which include among other: (i) a pledge agreement pursuant to which the Shareholders have pledged their shares for the benefit of  Tianjin Bokefa technology co., ltd. in order to secure the amount drown from the Frame work Loan Amount  (ii) exclusive option agreement pursuant to which Tianjin Bokefa technology co., ltd has an exclusive option to purchase the entire shares of Guang Xi Zhong Tong from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement which include an exercise price not less than the maximum Frame work Loan Amount and the right to convert the Frame work Loan Amount into the purchased shares (iii) Entrustment Agreement and Power of Attorney Agreement pursuant to which the Shareholders irrevocably entrusted and appointed Tianjin Bokefa as its proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the Shareholder’s equity interest in Guangxi Zhongtong (iv) business cooperation agreement and a master exclusive service agreement which grants Tianjin Bokefa with rights related to the Guang Xi Zhong Tong business and operations designed to secure repayment of the Loan Amount. The transaction above was structured pursuant to a Variable Interest Entity (VIE) Structure (pursuant to which we do not technically hold the shares) and as a result in view of our direct ownership in Tianjin Bokefa technology co., ltd. and its contractual arrangements with Guang Xi Zhong Tong, we are regarded as Guang Xi Zhong Tong  controlling entity and primary beneficiary of the Guang Xi Zhong Tong business . We have therefore, consolidated the financial results of Guang Xi Zhong Tong in our consolidated financial statements in accordance with U.S. GAAP.

Beijing Fucheng Lianbao Technology Co., Ltd transaction

On February 10, 2021, the Company closed a transaction pursuant to which it acquired (via Beijing Fucheng Lianbao Technology Co., Ltd. in which it holds 24% and engaged in a VIE structure) all of the shares of Beijing Yibao Technology Co., Ltd., and indirectly its fully owned subsidiary Beijing Fucheng Insurance Brokerage Co., Ltd. (the “Fucheng Insurance Transaction”). Beijing Fucheng Insurance Brokerage Co., Ltd. is a Chinese insurance brokerage agency and is a nationwide licensed entity allowing it to offer insurance brokerage services for a broad range of insurance products. The nationwide license will allow us, via the Fucheng Insurance Transaction with flexibility to offer and create tailor-made insurance products, to leverage directly to customers or through distribution partners and  to procure better deals with both our existing and new insurance company partners. The consummation of the Fucheng Insurance Transaction will enable us to accelerate the onboarding of new agents throughout China onto our platforms. It also creates the opportunity to promote our  business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. In addition, the Fucheng Insurance acquisition initiates the nationwide rollout of its mobile application, which will facilitate access to those portals’ vast customer bases, offering MICT’S full complement of insurance products. The shares were acquired for approximately $5.7 million, and funded through MICT, out of which, $0.9 million were allocated as working capital and the remain $4.8 million were allocated to Goodwill.

Acquisition Agreement with Huapei Global Securities Limited

On October 2, 2020 our indirect wholly-owned subsidiary BI Intermediate (Hong Kong) Limited (“BI Intermediate”) has entered a strategic agreement (“Strategic Agreement”) to acquire, the entire share capital of Huapei Global Securities Limited (“Huapei”), Hong Kong based securities and investments firm for a total purchase price of Approximately $3.0 million (“Purchase Price”). Huapei is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China including the valuable China A-Shares, all of which are the primary target markets for Company’s global fintech business. The Strategic Agreement provided that the acquisition shall be consummated in two phases, an initial purchase of 9% of the share capital of Huapei and thereafter, the remaining 91% of Huapei would be purchased by BI Intermediate upon and subject to the approval of the Hong Kong Securities and Futures Commission (SFC), the principal regulator of Hong Kong’s securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% of its acquisition and paid 9% of the Purchase Price. Additionally, pursuant to the Strategic Agreement upon the initial closing, BI Intermediate made a loan to Huapei in an amount equivalent to the remaining 91% of the purchase price. Upon the closing of the remaining 91%, which remains subject to SFC approval, the loan will be cancelled, and BI Intermediate will acquire the remaining 91% of Huapei. The loan was secured against the pledge of the 91% of the share capital of Huapei yet purchased at such time by BI Intermediate. The obligations of Huapei, the seller of the interests of Huapei, under the loan agreement have been guaranteed by the ultimate controller of Huapei. On February 26, 2021 we have completed the acquisition of Huapei upon the purchase of remaining outstanding share capital (91% of the share capital) of Huapei. The acquisition was consummated following the receipt of the approval of the SFC for the change in the substantial shareholder of Huapei. In consideration for the entire share capital of Huapei , we paid a total Purchase Price of $2.947 million (reflecting the net asset value of Huapei Global estimated at $2.034 million recorded as a working capital, and a premium $902 Thousands that were recorded as a license in the Intangible assets. The Company is in the process of integrating its mobile app supporting platform with Huapei’s licensed trading assets.

As a result of our acquisition of Huapei we have now obtained the licenses and permits for operating the online platform and expect to launch the online stock trading platform initially in Hong Kong once we have completed rigorous testing to ensure scale and reliablility of the systems. Thereafter. we will be in a position to notify the Hong Kong regulator of our intended launch date of the new online trading APP.

Significant transactions in Micronet shares:

On June 10, 2020, MICT Telematics Ltd, our fully owned subsidiary, purchased 5,999,996 of Micronet’s ordinary shares for aggregate proceeds of NIS 1.8 Million (or $515 thousand) through tender offer issued by MICT Telematics. As a result, we have increased the ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 we have purchased through public offering consummated by Micronet on the Tel Aviv Stock Exchange (the “TASE”), 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887 Thousand), and as a result increased our ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares. as a result, MICT applied purchase accounting and began to consolidate Micronet beginning on such date. MICT recognized a $665 Thousand gain on previously held equity in Micronet.

On October 11, 2020, Micronet has consummated a public equity offering on TASE , in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following the Micronet’s offering and as a result thereof including the purchase of Micronet shares, the exercise of our stock options and additional purchase of 115,851 Micronet shares from an individual seller our ownership interest in Micronet was diluted from 53.39% to 50.31% of the Micronet outstanding share capital.

Offering of Secured shares

For share issuance see Note 3.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America, or U.S. GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year 2021 or for other interim periods or for future years. The consolidated balance sheet as of March 31, 2021 is derived from unaudited financial statements as of that date; and, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company’s operations and business may still be subject to adverse effect due to the unprecedented conditions surrounding the spread of COVID-19 throughout North America, Israel, China and the world. Although currently the COVID-19 (due to the measures implemented to reduce the spread of the virus) have not had a material adverse effect on the Company financial reports; there can be no assurance that Company’s financial reports will not be affected in the future from COVID-19 or resulting from restrictions and other government actions.

Principles of Consolidation

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

With respect to the GFHI applicable revenue recognition GAAP requirements, the company implements a revenue recognition policy pursuant to which it recognizes its revenues at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products are transferred to its customers. There is limited discretion needed in identifying the point control passes: once physical delivery of the products to the agreed location has occurred, the company no longer has physical possession of the product and will be entitled at such time to receive payment while relieved from the significant risks and rewards of the goods delivered.

The company’s income includes a). to provide customers with marketing promotion and information drainage services, and to charge information service fees according to the customer traffic information provided to customers with business needs; b). to provide insurance brokerage services or insurance agency services on behalf of insurance carriers. In accordance with ASC 606-10-55, Revenue Recognition: Principal Agent Considerations, the Company considers several factors in determining whether it acts as the principal or as an agent in the arrangement of merchandise sales and provision of various related services and thus whether it is appropriate to record the revenues and the related cost of sales on a gross basis or record the net amount earned as service fees. For b). insurance agency services, we have identified our promise to sell insurance policies on behalf of an insurance carrier as the performance obligation in our contracts with the insurance carriers. Our performance obligation to the insurance carrier is satisfied and commission revenue is recognized at the point in time when an insurance policy becomes effective.

Held for sale:

As of March 31,2021 Micronet classified the building as held for sale, as Micronet is taking active steps to sell the building this year. According to the US-GAAP there company need to classify the building for the previous periods . therefore the December,31 2020 numbers classified in accordance to this treatment.

Note 3 — Stockholders’ Equity

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

On February 11, 2021, the Company announced that it has entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institution investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A Warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B Warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “Offering”). The gross proceeds to the Company from the Offering are expected to be approximately $60.0 million . The Series A Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance. The Company received net proceeds of $54.0 million on February 16, 2021 after deducting the Placement Agent’s fees and other expenses.

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

NOTE 4 — GAIN OF CONTROL OF SUBSIDIARY- Micronet Acquisition

On June 10, 2020, MICT Telematics Ltd, our fully owned subsidiary, purchased 5,999,996 of Micronet’s ordinary shares for aggregate proceeds of NIS 1.8 Million (or $515,000) through tender offer issued by MICT Telematics. As a result, we have increased the ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 we have purchased through public offering consummated by Micronet on the Tel Aviv Stock Exchange (the “TASE”), 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000). as a result increased our ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares, and, as a result, MICT applied purchase accounting and began to consolidate Micronet beginning on such date. MICT recognized a $665,000 , gain on previously held equity in Micronet.

On October 11, 2020, Micronet has consummated a public equity offering on TASE , in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following the Micronet’s offering and as a result thereof including the purchase of Micronet shares, the exercise of our stock options and additional purchase of 115,851 Micronet shares from an individual seller our ownership interest in Micronet was diluted from 53.39% to 50.31% of the Micronet outstanding share capital.

Micronet’s income and net loss as presented if the Company’s acquisition date had occurred at the beginning of the annual reporting period

Three months ended March 31,
2020
Revenues	$617

Net loss	(3,070)

Management engaged a third-party valuation firm to assist them with the valuation of the intangible assets that are detailed in the schedule below.

NOTE 5 — LOAN TO MICRONET LTD.

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

NOTE 6 — GFH Intermediate Holdings Ltd (“GFHI”) Acquisition

On July 1, 2020, MICT completed its acquisition of GFH Intermediate Holdings Ltd. pursuant to the previously announced Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, Micronet, GFHI, Global Fintech Holding Ltd, a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT, as amended and restated on April 15, 2020. As described in the Restated Merger Agreement, upon consummation of the Acquisition, the outstanding share of GFHI was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 issued to GFH by MICT, which Consideration Note has been converted into 22,727,273 shares of common stock of MICT at a conversion price of $1.10 per share. As a result of the acquisition goodwill and intangible assets were created.

NOTE 6 — GFH Intermediate Holdings Ltd (“GFHI”) Acquisition (Cont.)

GFHI’s income and net loss as presented if the Company’s acquisition date had occurred at the beginning of the annual reporting period

Three months ended March 31,
2020
Revenues	$-

Net loss	(542)

NOTE 7 — SEGMENTS

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: verticals and technology segments operated by GFHI and a MRM segment operated by Micronet.

The following table summarizes the financial performance of our operating segments:

	Three months ended March 31, 2020
	Verticals and technology	Mobile resource management	Consolidated
Revenues from external customers	$-	$-	$-
Segment operating loss	-	-	-
Non allocated expenses			(770)
Finance expenses and other			(864)
Consolidated loss before provision for income taxes			$(1,634)

	Three months ended March 31, 2021
	Verticals and technology		Mobile resource management		Consolidated
Revenues from external customers	$8,209		$726		$8,935
Segment operating loss	(1,967	)(1)	(827	)(2)	(2,794)
Non allocated expenses					(1,989)
Finance expenses and other					(479)
Consolidated loss before provision for income taxes					$(5,262)

(1)	Includes $733 of intangible assets amortization, derived from GFHI. acquisitions.

(2)	Includes $103 of intangible assets amortization, derived from Micronet consolidation.

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of March 31, 2021
	Verticals and technology		Mobile resource management		Consolidated
Assets related to segments	$58,777	(3)	$10,595	(4)	$69,372
Non allocated Assets					114,933
Liabilities related to segments	(10,630)	(5)	(3,426)	(6)	(14,056)
Non allocated liabilities					(2,768)
Total Equity					$167,481

(3)	Includes $15,265 of intangible assets and $24,602 goodwill, derived from GFHI’s acquisition.

(4)	Includes $1,870 of intangible assets and $2,617 goodwill, derived from Micronet’s consolidation.

(5)	Includes $3,737 of deferred tax liability, derived from GFHI acquisition.

(6)	Includes $312 of deferred tax liability, derived from Micronet consolidation.

NOTE 8 — LEGAL PROCEEDINGS

In March 2017, MICT entered into the Sunrise Agreement with Sunrise through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There are also questions about the applicability of the Sunrise Agreement to the Merger, and whether or not Sunrise is properly owed any transaction fee upon the closing of the Merger. In any event, in order to resolve this matter, as of the date hereof, the parties have executed a settlement and release agreement for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Shares”), which Shares shall be delivered as follows: (i) 67.5% of the Shares to Amnon Mandelbaum; (ii) 7.5% of the Shares to INTE Securities LLC; and (iii) 25% of the Shares to Amini LLC). In addition, by no later than February 16, 2021, MICT shall issue 200,000 warrants to purchase 200,000 freely tradable registered shares of Common Stock of MICT and deliver original copies of such warrants within five business days of the date of issuance of the warrants. The shares issuable upon exercise of the warrants shall be registered on a registration statement. 150,000 of these warrants shall be issued to Amnon Mandelbaum; 50,000 of these warrants shall be issued to Amini LLC, or its designee as named in writing. Each warrant shall be exercisable into one share of registered common stock of MICT until one year after the date of issuance the warrants at an exercise price of $1.01 per share, and in any other respects on the same material terms and conditions as are applicable to MICT’s current outstanding warrants including, but not limited to, cashless exercise at all times from the date of issuance of the warrants until to the expiration dates of the warrants, certain exercise price adjustments, and other terms as are no less favorable to MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the shares, and shares underlying the warrants per the settlement agreement. The Sunrise parties notified MICT that it has breached the settlement agreement. Subsequently, on March 30, 2021, MICT and the Sunrise parties signed an amended settlement agreement whereby MICT has obligated to to make a $1,000,000 payment by March 31, 2021 and the share dollar amount set forth above was reduced from $1,500,000 to $500,000. Furthermore, if MICT is not able to file a registration statement with the SEC for the Shares by June 4, 2021, it will be required to make a $600,000 payment to settle the matter in full and Sunrise will not receive any MICT shares. As of the date hereof, we have timely made the $1,000,000 payment above.

On September 22, 2020, the Company entered into a settlement and release agreement with Craig Marshak, or Marshak, in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to settlement and in consideration for a customary release and waiver for the benefit of MICT, MICT agreed to pay Marshak a sum of $125,000 in cash. Mr. Marshak then dismissed such claim. On January 15, 2021 the parties have executed an amendment to the settlement and release agreement for the payment to Marshak of $315,000 in exchange for the tender back of 60,000 of the Company’s share promised to Mr. Marshak as part of the settlement and release agreement.

On November 2, 2020, the Company entered into a settlement and release agreement with Maxim Group LLC, or Maxim, pursuant to which the Company and Maxim agreed to release one another from any and all claims arising out of that certain advisory agreement entered into by and between Maxim and BNN Technology PLC on February 22, 2018. In consideration therefor, the Company issued Maxim 269,107 shares of MICT common stock and agreed to file a resale registration statement with respect to such shares. The Company failed to timely file the resale registration statement and entered into an amendment to the settlement agreement on March 1, 2021 which required a payment of $300,000 in exchange for the return of 134,554 shares of MICT common stock. The $300,000 payment was made on March 3, 2021. In addition, pursuant to the amendment, the Company was required to take all steps necessary to ensure that the resale registration with respect to such shares was declared effective within two business days of the filing of its Annual Report on Form 10-K for the year ended December 31, 2020. The Form 10-K was filed on March 31, 2021 and the registration statement was not declared effective within two business days thereafter. Since the registration statement was not declared effective within two business days of the filing of the Company’s annual report, the Company paid Maxim $335,000 in full settlement of this matter and the remaining 134,553 shares were returned to MICT.

NOTE 9 — INTENGABLE ASSETS

Composition:

	Useful life	March 31,	December 31,
	years	2021	2020
Original amount:
Technology	5-6	$13,070	$13,070
Trade name/ trademarks	5-10	850	850
Customer related intangible assets	5-6	4,910	4,910
License		902

		$19,732	$18,830
Accumulated amortization:
Technology	5-6	$(1,674)	$(1,116)
trade name/ trademarks	5-10	(107)	(71)
Customer related intangible assets	5-6	(726)	(484)
others		(90)
	5	$(2,597)	$(1,671)

Net Amount:		$17,135	$17,159

NOTE 10 — BEIJING FUCHENG LIANBAO TECHNOLOGY CO., LTD TRANSACTION

On February 10, 2021, the Company closed a transaction pursuant to which it acquired (via Beijing Fucheng Lianbao Technology Co., Ltd. in which it holds 24% and engaged in a VIE structure) all of the shares of Beijing Yibao Technology Co., Ltd., and indirectly its fully owned subsidiary Beijing Fucheng Insurance Brokerage Co., Ltd. (the “Fucheng Insurance Transaction”).

The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Beijing Fucheng Lianbao Technology Co., Ltd transaction, Purchase Price Allocation

(USD In Thousands)

Total cash consideration (1)	5,711
Total Purchase Consideration	$5,711

Less:

Net working capital, (2)	$926
Property and equipment (2)	26
Current liabilities (2)	(55)
Fair value of net assets acquired	$897

Goodwill value	$4,814

(1)	Cash paid at the closing of the transaction.

(2)	Book value used as a proxy for fair value.

NOTE 11 — SUBSEQUENT EVENTS

Resignation of Jeffry P. Bialos

On April 12, 2021, Jeffrey P. Bialos tendered his resignation as a member of the board of directors (the “Board”) of MICT, Inc. (the “Company”), effective immediately. Mr. Bialos resigned to focus on other endeavors and not in connection with any disagreements with the Company.

Appointment of John Scott

Effective April 12, 2021, the Board appointed John Scott as the non-executive Deputy Chairman. Mr. Scott assumed his position as the non-executive Deputy Chairman the same day.

Appointment of Robert John Benton

Effective April 12, 2021, the Board appointed Robert Benton to fill the vacancy created by the resignation of Jeffrey P. Bialos. Mr. Benton assumed his position as a non-executive member of the Board on April 12, 2021.

On May 17, 2021, the MICT, Inc.’s (the “Company”) the board of directors (the “Board”) unanimously approved a grant of 6,000,000 shares of common stock (the “Shares”) to Darren Mercer, the Company’s Chief Executive Officer. The issuance of the Shares is pursuant to the Company’s Long Term Incentive Plan as previously approved by the stockholders and negotiated in connection with the Company’s acquisition of Global Fintech Holdings Limited. The Board unanimously agreed to issue the Shares in recognition of Mr Mercer’s direct contribution to achieving numerous key deliverables including: (i) the completion of several acquisitions, including those of Beijing Fucheng Insurance Brokerage Co., Ltd and Huapei Global Securities Ltd; (ii) obtaining regulatory approval from the Hong Kong SFC regarding the acquisition of Huapei Global Securities Ltd; (iii) the signing of several major commercial contracts and partnerships, including with a number of major insurance agents and one of China’s largest payment service providers; (iv) the signing of an exclusive partnership with the Shanghai Petroleum and Natural Gas Trading Center to allow MICT to provide financial services to its customers; (v) the successful launch of the insurance business in December 2020 and the delivery of significant revenues and revenue growth in Q1 2021; and (vi) the completion of capital raises totaling in excess of $140 million and broadening the Company’s institutional investor base. The Board further unanimously approved a grant of 125,000 stock options (the “Stock Options”) to Ms. Amram under the Company’s 2020 Equity Incentive Plan (the “Plan”). The Stock Options have an exercise price of $1.41 per share of common stock and have an expiration date of May 17, 2031.

On May 23, 2021 the Board approved certain issuance of Company options pursuant to the Company's 2012 option plan ("Plan") to the following optionees (i) to Mr. Robert Benton 80,000 options (ii) to Mr. John McMillan Scott 160, 000 options (iii) to Mr. Chezy Yehezkel (Chezy) Ofir 30,000 options and (iv) to Mr. Richard Abrahams 100,000 options ; All options as aforementioned have an exercise price based on the Company’s share market price as closed on the last trading day prior to the date hereof, equal to exercise price of US1.81 per shares; For each of the optionees, the options shall be vested as follows: 50% of the options shall be fully vested upon their issuance; 25% of the options shall be vested following 12 months as of the date of their issuance and 25% of the options shall be vested following 24 months as of the date of their issuance;  All options shall be subject and governed by the terms of the Plan; Each optionee herein shall execute a customary option plan in the form to be provided by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (the “Quarterly Report”), contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, competitive pressures and constantly changing technology and market acceptance of our products and services and other risks and uncertainties discussed in this annual Form 10-K report. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report and include, but are not limited to, statements regarding the following:

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

Prior to July 1, 2020, MICT operated primarily through its Israel-based majority-owned subsidiary, Micronet. Since July 1, 2020, after MICT completed its acquisition (the “Acquisition”) of GFH Intermediate Holdings Ltd. (“GFHI” or “Intermediate”), pursuant to that certain Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement” and “Merger”), we have been operating in the financial technology sector. Intermediate is a financial technology company with a marketplace in China and in other areas of the world and is currently in the process of building various platforms for business opportunities in various verticals and technology segments in order to capitalize on such technology and business. Intermediate plans to continue and advance its capabilities and its technological platforms through acquisition or license of technologies to support in growth efforts in the different market segments as more fully described below. Accordingly, after the Merger, MICT’s includes the business of Intermediate, its wholly-owned subsidiary, operating through its operating subsidiaries, as described herein.

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

As a result of our Acquisition of Intermediate and the subsequent work we have undertaken with the management of Intermediate, we are positioned to establish ourselves, through our operating subsidiaries, to serve the markets as a financial technology company with a significant China marketplace and in other areas of the world. Intermediate has built various platforms to capitalize on business opportunities in a range of verticals and technology segments, which currently includes stock trading and wealth management; commodities in segments of oil and gas trading; and insurance brokerage. We are seeking to secure material contracts in these valuable market segments in China while developing opportunities, in order to allow Intermediate to access to such markets. We will continue to add to the capabilities of such platforms such as through acquisition and/or the license of technologies to support these efforts in the different market segments as more fully described below. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base.

We are planning to implement our plans taking advantage of Intermediate experience and experience in local markets in China, and through the Company’s operating subsidiaries which have begun to secure material contracts in fast growing market segments in China.

Our current valuable opportunities have given us access the following market segments:

●	Stock trading and wealth management segment

●	Commodities in the field of Oil and gas trading segment

●	Insurance brokerage segment

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

Significant transactions during the period:

On January 1, 2021 we have entered via Tianjin Bokefa technology co., ltd., our fully owned subsidiary,  into a transaction with the shareholders of Guang Xi Zhong Tong, a local Chinese entity with business and operations in the field of broker insurance. Pursuant to the transaction, we have granted to the Guang Xi Zhong Tong shareholders (the “Shareholders”) with a frame work loan ("Frame Work Loan") in the total amount of up to RMB 40 million (approximately $6,125,000) (“Frame work Loan Amount”) which is designated, if exercised, to be used as working capital for Guang Xi Zhong Tong. As of March 31, 2021, only a sum of RMB 1,800,000 (approximately $275,000) drawn down our of the Frame work Loan Amount. In consideration for the Frame Work Loan, the parties have entered into various additional agreements which include among other: (i) a pledge agreement pursuant to which the Shareholders have pledged their shares for the benefit of  Tianjin Bokefa technology co., ltd. in order to secure the amount drown from the Frame work Loan Amount  (ii) exclusive option agreement pursuant to which Tianjin Bokefa technology co., ltd has an exclusive option to purchase the entire shares of Guang Xi Zhong Tong from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement which include an exercise price not less than the maximum Frame work Loan Amount and the right to convert the Frame work Loan Amount into the purchased shares (iii) Entrustment Agreement and Power of Attorney Agreement pursuant to which the Shareholders irrevocably entrusted and appointed Tianjin Bokefa as its proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the Shareholder’s equity interest in Guangxi Zhongtong (iv) business cooperation agreement and a master exclusive service agreement which grants Tianjin Bokefa with rights related to the Guang Xi Zhong Tong business and operations designed to secure repayment of the Loan Amount. The transaction above was structured pursuant to a Variable Interest Entity (VIE) Structure (pursuant to which we do not technically hold the shares) and as a result in view of our direct ownership in Tianjin Bokefa technology co., ltd. and its contractual arrangements with Guang Xi Zhong Tong, we are regarded as Guang Xi Zhong Tong  controlling entity and primary beneficiary of the Guang Xi Zhong Tong business . We have therefore, consolidated the financial results of Guang Xi Zhong Tong in our consolidated financial statements in accordance with U.S. GAAP.

Beijing Fucheng Lianbao Technology Co., Ltd transaction

On February 10, 2021, the Company closed a transaction pursuant to which it acquired (via Beijing Fucheng Lianbao Technology Co., Ltd. in which it holds 24% and engaged in a VIE structure) all of the shares of Beijing Yibao Technology Co., Ltd., and indirectly its fully owned subsidiary Beijing Fucheng Insurance Brokerage Co., Ltd. (the “Fucheng Insurance Transaction”). Beijing Fucheng Insurance Brokerage Co., Ltd. is a Chinese insurance brokerage agency and is a nationwide licensed entity allowing it to offer insurance brokerage services for a broad range of insurance products. The nationwide license will allow us, via the Fucheng Insurance Transaction with flexibility to offer and create tailor-made insurance products, to leverage directly to customers or through distribution partners and  to procure better deals with both our existing and new insurance company partners. The consummation of the Fucheng Insurance Transaction will enable us to accelerate the onboarding of new agents throughout China onto our platforms. It also creates the opportunity to promote our  business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. In addition, the Fucheng Insurance acquisition initiates the nationwide rollout of its mobile application, which will facilitate access to those portals’ vast customer bases, offering MICT’S full complement of insurance products. The shares were acquired for approximately $5.7 million, and funded through MICT, out of which, $0.9 million were allocated as working capital and the remain $4.8 million were allocated to Goodwill.

Acquisition Agreement with Huapei Global Securities Limited

On October 2, 2020 our indirect wholly-owned subsidiary BI Intermediate (Hong Kong) Limited (“BI Intermediate”) has entered a strategic agreement (“Strategic Agreement”) to acquire, the entire share capital of Huapei Global Securities Limited (“Huapei”), Hong Kong based securities and investments firm for a total purchase price of Approximately $3.0 million (“Purchase Price”). Huapei is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China including the valuable China A-Shares, all of which are the primary target markets for Company’s global fintech business. The Strategic Agreement provided that the acquisition shall be consummated in two phases, an initial purchase of 9% of the share capital of Huapei and thereafter, the remaining 91% of Huapei would be purchased by BI Intermediate upon and subject to the approval of the Hong Kong Securities and Futures Commission (SFC), the principal regulator of Hong Kong’s securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% of its acquisition and paid 9% of the Purchase Price. Additionally, pursuant to the Strategic Agreement upon the initial closing, BI Intermediate made a loan to Huapei in an amount equivalent to the remaining 91% of the purchase price. Upon the closing of the remaining 91%, which remains subject to SFC approval, the loan will be cancelled, and BI Intermediate will acquire the remaining 91% of Huapei. The loan was secured against the pledge of the 91% of the share capital of Huapei yet purchased at such time by BI Intermediate. The obligations of Huapei, the seller of the interests of Huapei, under the loan agreement have been guaranteed by the ultimate controller of Huapei. On February 26, 2021 we have completed the acquisition of Huapei upon the purchase of remaining outstanding share capital (91% of the share capital) of Huapei. The acquisition was consummated following the receipt of the approval of the SFC for the change in the substantial shareholder of Huapei. In consideration for the entire share capital of Huapei , we paid a total Purchase Price of $2.947 million (reflecting the net asset value of Huapei Global estimated at $2.034 million recorded as a working capital, and a premium $902 Thousands that were recorded as a license in the Intangible assets. The Company is in the process of integrating its mobile app supporting platform with Huapei’s licensed trading assets.

As a result of our acquisition of Huapei we have now obtained the licenses and permits for operating the online platform and expect to launch the online stock trading platform initially in Hong Kong once we have completed rigorous testing to ensure scale and reliablility of the systems. Thereafter. we will be in a position to notify the Hong Kong regulator of our intended launch date of the new online trading APP.

Significant transactions in Micronet shares:

On June 10, 2020, MICT Telematics Ltd, our fully owned subsidiary, purchased 5,999,996 of Micronet’s ordinary shares for aggregate proceeds of NIS 1.8 Million (or $515 thousand) through tender offer issued by MICT Telematics. As a result, we have increased the ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 we have purchased through public offering consummated by Micronet on the Tel Aviv Stock Exchange (the “TASE”), 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887 Thousand), and as a result increased our ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares. as a result, MICT applied purchase accounting and began to consolidate Micronet beginning on such date. MICT recognized a $665 Thousand gain on previously held equity in Micronet.

On October 11, 2020, Micronet has consummated a public equity offering on TASE , in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following the Micronet’s offering and as a result thereof including the purchase of Micronet shares, the exercise of our stock options and additional purchase of 115,851 Micronet shares from an individual seller our ownership interest in Micronet was diluted from 53.39% to 50.31% of the Micronet outstanding share capital.

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

The convertible notes converted automatically to shares of the Company on July 01 ,2020 according to the restated merger agreement terms. because the effective conversion price was lower than the market price on the commitment date the company recorded finance expense sum up to 8.8$ Million , which related to beneficial conversion feature.

Offering of Series A Convertible Preferred Stock :

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

Offering of Convertible Note and Warrants

On June 4, 2019, we entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with BNN Technology Plc (“BNN”) subject to approval by the Nasdaq Stock Market for as to the eligibility of the transaction, pursuant to which BNN agreed to purchase from us $2 million of convertible notes, which subscription amount shall be subject to increase by up to an additional $1 million as determined by BNN and us (collectively, the “Convertible Notes”). The Convertible Notes, which shall be convertible into up to 2,727,272 shares of Common Stock (using the applicable conversion ratio of $1.10 per share), shall be sold together with certain Common Stock purchase warrants (the “Note Warrants”) to purchase up to 2,727,272 shares of Common Stock (representing 100% of the aggregate number of shares of Common Stock into which the Convertible Notes are convertible) (the “Convertible Note Offering”). The Convertible Notes shall have a duration of two (2) years.

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

On February 11, 2021, the Company announced that it has entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institution investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A Warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B Warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “Offering”). The gross proceeds to the Company from the Offering are expected to be approximately $60.0 million . The Series A Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance. The Company received net proceeds of $54.0 million on February 16, 2021, after deducting the Placement Agent’s fees and other expenses

On March 2, 2021, the Company entered into a Securities Purchase Agreement with certain investors for the purpose of raising approximately $54.0 million in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 19,285,715 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.675 per Share and in a concurrent private placement, warrants to purchase an aggregate of 19,285,715 shares of Common Stock, at a purchase price of $0.125 per Warrant, for a combined purchase price per Share and Warrant of $2.80 (the “Purchase Price”) which was priced at the market under Nasdaq rules. The Warrants are immediately exercisable at an exercise price of $2.80 per share, subject to adjustment, and expire five years after the issuance date. The closing date was on March 4, 2021. The Company received net proceeds of $48.69 million on March 4, 2021, after deducting the Placement Agent’s fees and other expenses.

Beijing Fucheng Lianbao Technology Co., Ltd transaction

On February 10, 2021, the Company closed a transaction pursuant to which it acquired (via Beijing Fucheng Lianbao Technology Co., Ltd. in which it holds 24% and engaged in a VIE structure) all of the shares of Beijing Yibao Technology Co., Ltd., and indirectly its fully owned subsidiary Beijing Fucheng Insurance Brokerage Co., Ltd. (the “Fucheng Insurance Transaction”).

The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Beijing Fucheng Lianbao Technology Co., Ltd transaction, Purchase Price Allocation

(USD In Thousands)

Total cash consideration (1)	5,711
Total Purchase Consideration	$5,711

Less:

Debt-free net working capital, (2)	$926
Property and equipment (2)	26
Current liabilities (2)	(55)
Fair value of net assets acquired	$897

Goodwill value	$4,814

(1)	Cash paid at the closing of the transaction.

(2)	Book value used as a proxy for fair value.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

●	Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Transaction and the Acquisition. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such charges do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Expenses related to the settlement agreements - These expenses relate to a settlement agreement as described in part III -Item 1. Legal Proceedings of this reports. We believe that these expenses do not reflect our operational performance. Therefore, we exclude them to provide the investors with a consistent basis for comparing pre- and post-transaction operating results.

The following table reconciles, for the periods presented, GAAP net loss attributable to MICT to non-GAAP net income attributable to MICT. and GAAP loss per diluted share attributable to MICT to non-GAAP net loss per diluted share attributable to MICT.:

	Three months ended March 31,
	(Dollars in Thousands, other than share and per share amounts)
	2021	2020
GAAP net loss attributable to Mict, Inc.	$(4,461)	$(1,635)
Amortization of acquired intangible assets	786	-
Expenses related to settlement agreements	465	-
Income tax-effect of above non-GAAP adjustments	(199)	-
Total Non-GAAP net loss attributable to Mict, Inc.	$(3,409)	$(1,635)

Non-GAAP net loss per diluted share attributable to Mict, Inc.	$(0.04)	$(0.15)
Weighted average common shares outstanding used in per share calculations	85,554,624	11,089,532
GAAP net loss per diluted share attributable to Mict, Inc.	$(0.05)	$(0.15)
Weighted average common shares outstanding used in per share calculations	85,554,624	11,089,532

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

As of March 31, 2021, we have maintained control in Micronet and we are therefore consolidating Micronet’s operations in our financial statements. In addition, on July 1, 2020, we have completed and consummated a merger transaction for the acquisition of GFH Intermediate Holdings Ltd. (“GFHI”) As a result of such acquisition, we are consolidating the results of GFHI as of such closing date and for the period thereafter. Relating to our operations, beginning on the second half of December 2020, we have launched our insurance platform operated by GFHI for the Chinese market and from that day onward, we have been generating certain revenues in GFHI in this segment of operations. Also, as described above, during the first quarter of 2021, we have entered into certain transaction with Guang Xi Zhong Tong, Beijing Fucheng Lianbao Technology Co., Ltd.  and completed the acquisition of Huapei Global Securities Ltd. which operates in the field of securities trading platform. As a result of such transactions we have started to consolidate these financial results of these companies and business in the first quarter.

These business activities conducted by MICT in combination with the completion of the above acquisitions, contributed to the following P&L items:

Revenues

Revenues for the three-month ended March 31, 2021 were $8,935,000, compared to $0 revenues for the three-month ended March 31, 2020 and reflects an increase of $8,935,000, for the three-month ended March 31, 2021 as compared to the same period last year.

Total revenues related to the MRM segment for the three months ended March 31, 2021 were $726,000, as compared to no revenues for the three months ended March 31, 2020 and reflects an increase of $726,000 for the three months ended March 31, 2021. The increase is attributed to the consolidation of the MRM Segment (Micronet) results as of the second quarter of 2020.

Total revenues related to the Verticals and technology segment for the three months ended March 31, 2021 were $8,209,000, as compared to no revenues for the three months ended March 31, 2020 and reflects an increase of $8,209,000, for the three months ended March 31, 2021. The increase is attributed to the consolidation of the GFH results as of July 1, 2020 and revenues generated as a result of certain commercial and business combination transaction entered by the Company during the first quarter of 2021 (as further detailed above).

Cost of revenues

Cost of revenues for the three-month ended March 31, 2021 were $6,992,000, compared to $0 for the three-month ended March 31, 2020. This represents an increase of $6,992,000, for the three-month ended March 31, 2021 as compared to the same period last year.

Total Cost of revenues related to the MRM segment for the three months ended March 31, 2021 were $716,000, as compared to $0 for the three months ended March 31, 2020. This represents an increase of $716,000 for the three months ended March 31, 2021. The increase is attributed to the consolidation of the MRM Segment (Micronet) results as of the second quarter of 2020.

Total Cost of revenues related to the Verticals and technology segment for the three months ended March 31, 2021 were $6,276,000, as compared to $0 for the three months ended March 31, 2020 and reflects an increase of $6,276,000, for the three months ended March 31, 2021. The is attributed to the consolidation of the GFH results as of July 1, 2020 and revenues generated as a result of certain commercial and business combination transaction entered by the Company during the first quarter of 2021 (as further detailed above).

Gross profit

Gross profit for the three-month ended March 31, 2021 decreased by $1,943,000 to $1,943,000 and represents 22% of the revenues. This is in comparison to gross profit of 0 of the revenues for the three-month ended March 31, 2020.

Selling and Marketing

Selling and Marketing costs are part of operating expenses. Selling and marketing cost for the three-month ended March 31, 2021 were $1,001,000, as compared to cost of $0 for three-month ended March 31, 2020. This represents an increase of $1,001,000, for the three-month ended March 31, 2021 as compared to the same period last year.

General and Administrative

General and administrative costs are part of operating expenses. General and administrative costs for the three-month ended March 31, 2021 were $4,568,000, compared to $770,000 for the three-month ended March 31, 2020. This represents an increase of $3,798,000, or 493%, for the three month ended March 31, 2021 as compared to the same period last year. The increase is mainly a result of (i) the acquisitions as noted above, and (ii) an increase in retaining professional advice from various service providers, advisors and professionals in connection with the consummation of the public offering closed on February 2021 and March 2021; and (iii) an increase associated with the D&O insurance

Research and Development Costs

Research and development costs are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three-month ended March 31, 2021, were $231,000, compared to $0 for the three-month ended March 31, 2020. This represents an increase of $231,000, for the three month ended March 31, 2021 as compared to the same period last year.

Loss from Operations

Our loss from operations for the three-month ended March 31, 2021 was $4,783,000, compared to loss from operations of $770,000, for the three-month ended March 31, 2020. The increase in loss from operations is mainly a result of the acquisitions as mention above, as well as the increase in general and administrative costs as explained in the General and Administrative section above.

Financial Expenses, net

Financial expenses, net for the three-month ended March 31, 2021 were $566,000, compared to expenses of $224,000 for the three-month ended March 31, 2020. This represents an increase of $342,000, for the three-month ended March 31, 2021. The increase in financial expenses for the three month ended March 31, 2021 is primarily due to exchange rate differentials.

Net Profit/Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the three-month ended March 31, 2021 was $4,461,000, compared to a net loss of $1,635,000 for the three-month ended March 31, 2020. This represents an increase in net loss of $2,826,000 for the three-month ended March 31, 2021 as compared to the same period last year. The increase is mainly a result of the acquisitions as noted above, as well as the increase in general and administrative costs and increase in Financial costs as explained above.

Liquidity and Capital Resources

As of March 31, 2021, our total cash and cash equivalents balance was $123,403,000, as compared to $29,049,000 as of December 31, 2020. This reflects an increase of $94,354,000 in cash and cash equivalents for the reasons described below.

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

On February 11, 2021, the Company announced that it has entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institution investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A Warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B Warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “Offering”). The gross proceeds to the Company from the Offering are expected to be approximately $60.0 million . The Series A Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance. The Company received net proceeds of $54.0 million on February 16, 2021 after deducting the Placement Agent’s fees and other expenses.

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

Loans Provided by MICT

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

Debt Repayment

As of March 31, 2021, our total debt, was $660,000 as compared to $884,000 on December 31, 2020. The change in total debt is primarily due to Micronet’s repayment of a loan to the bank.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of March 31, 2020, our total current assets were $138,161,000, as compared to $33,680,000 on December 31, 2020. The increase is mainly due to the increase in our cash and cash equivalents as described above.

Our trade accounts receivable at March 31, 2021, were $9,282,000 as compared to $523,000 at December 31, 2020. The increase is due to consolidation of GFH and Micronet financial reports.

As of March 31, 2021, our working capital was $126,343,000, as compared to $26,693,000 at December 31, 2020. The increase is mainly due to the increase in our cash and cash equivalents as described above.

Financing Needs

The Company will be required to support its own operational financial needs, which include, among others, our general and administrative costs (such as for our various consultants in regulatory, tax, legal, accounting and other areas of business) and our financing costs related to the loans and funding instruments assumed by us.

We expect the net proceeds from the sale of the securities will be used to fund the growth and development of our business, as well as for working capital and for other general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business, but we currently have no commitments or agreements relating to any of these types of transactions.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Darren Mercer, the Company’s Interim Chief Executive Officer, and Mrs. Moran Amran, the Company’s Controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change occurred in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, MICT, Intermediate and/or Micronet may become subject to litigation incidental to its business.

In March 2017, MICT entered into the Sunrise Agreement with Sunrise through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There are also questions about the applicability of the Sunrise Agreement to the Merger, and whether or not Sunrise is properly owed any transaction fee upon the closing of the Merger. In any event, in order to resolve this matter, as of the date hereof, the parties have executed a settlement and release agreement for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Shares”), which Shares shall be delivered as follows: (i) 67.5% of the Shares to Amnon Mandelbaum; (ii) 7.5% of the Shares to INTE Securities LLC; and (iii) 25% of the Shares to Amini LLC). In addition, by no later than February 16, 2021, MICT shall issue 200,000 warrants to purchase 200,000 freely tradable registered shares of Common Stock of MICT and deliver original copies of such warrants within five business days of the date of issuance of the warrants. The shares issuable upon exercise of the warrants shall be registered on a registration statement. 150,000 of these warrants shall be issued to Amnon Mandelbaum; 50,000 of these warrants shall be issued to Amini LLC, or its designee as named in writing. Each warrant shall be exercisable into one share of registered common stock of MICT until one year after the date of issuance the warrants at an exercise price of $1.01 per share, and in any other respects on the same material terms and conditions as are applicable to MICT’s current outstanding warrants including, but not limited to, cashless exercise at all times from the date of issuance of the warrants until to the expiration dates of the warrants, certain exercise price adjustments, and other terms as are no less favorable to MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the shares, and shares underlying the warrants per the settlement agreement. The Sunrise parties notified MICT that it has breached the settlement agreement. Subsequently, on March 30, 2021, MICT and the Sunrise parties signed an amended settlement agreement whereby MICT has obligated to to make a $1,000,000 payment by March 31, 2021 and the share dollar amount set forth above was reduced from $1,500,000 to $500,000. Furthermore, if MICT is not able to file a registration statement with the SEC for the Shares by June 4, 2021, it will be required to make a $600,000 payment to settle the matter in full and Sunrise will not receive any MICT shares. As of the date hereof, we have timely made the $1,000,000 payment above.

On September 22, 2020, the Company entered into a settlement and release agreement with Craig Marshak, or Marshak, in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to settlement and in consideration for a customary release and waiver for the benefit of MICT, MICT agreed to pay Marshak a sum of $125,000 in cash. Mr. Marshak then dismissed such claim. On January 15, 2021 the parties have executed an amendment to the settlement and release agreement for the payment to Marshak of $315,000 in exchange for the tender back of 60,000 of the Company’s share promised to Mr. Marshak as part of the settlement and release agreement.

On November 2, 2020, the Company entered into a settlement and release agreement with Maxim Group LLC, or Maxim, pursuant to which the Company and Maxim agreed to release one another from any and all claims arising out of that certain advisory agreement entered into by and between Maxim and BNN Technology PLC on February 22, 2018. In consideration therefor, the Company issued Maxim 269,107 shares of MICT common stock and agreed to file a resale registration statement with respect to such shares. The Company failed to timely file the resale registration statement and entered into an amendment to the settlement agreement on March 1, 2021 which required a payment of $300,000 in exchange for the return of 134,554 shares of MICT common stock. The $300,000 payment was made on March 3, 2021. In addition, pursuant to the amendment, the Company was required to take all steps necessary to ensure that the resale registration with respect to such shares was declared effective within two business days of the filing of its Annual Report on Form 10-K for the year ended December 31, 2020. The Form 10-K was filed on March 31, 2021 and the registration statement was not declared effective within two business days thereafter. Since the registration statement was not declared effective within two business days of the filing of the Company’s annual report, the Company paid Maxim $335,000 in full settlement of this matter and the remaining 134,553 shares were returned to MICT.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2020 Annual Report. The risks described in such 2020 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: May 24, 2021	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Interim Chief Executive Officer

Date: May 24, 2021	By:	/s/ Moran Amran
		Name:	Moran Amran
		Title:	Controller (Principal Financial and Accounting Officer)