Form 10-Q
period 2021-06-30
MICT, Inc.
filed 2021-08-16
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2021

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

As of August 13, 2021, there were 121,485,557 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$114,183	$29,049
Trade accounts receivable, net	16,052	523
Inventories	-	2,002
Other current assets	2,314	1,756
Related party	1,230	-
Held for sales assets	-	350
Total current assets	133,779	33,680

Property and equipment, net	261	417
Intangible assets, net	19,493	17,159
Goodwill	19,788	22,405
Investment and loan to Magpie (formerly: Huapei)	-	3,038
Right-of-use assets	2,689	291
Long-term deposit and prepaid expenses	172	266
Micronet Ltd. equity method investment	965	-
Restricted cash escrow	477	477
Total long-term assets	43,845	44,053

Total assets	$177,624	$77,733

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY

Current maturity of long term bank loans	$-	$884
Trade accounts payable	11,798	838
Related party	-	163
Other current liabilities	3,489	5,102
Total current liabilities	15,287	6,987

Long term escrow	477	477
Lease liability	2,533	164
Deferred tax liabilities	3,513	4,256
Accrued severance pay	54	153
Total long-term liabilities	6,577	5,050
Total liabilities	21,864	12,037

Stockholders’ Equity:
Common stock; $0.001 par value, 250,000,000 shares authorized, 120,700,995 and 68,757,450 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	121	68
Additional paid in capital	218,373	102,333
Capital reserve related to transaction with the minority shareholder	-	(174)
Accumulated other comprehensive income (loss)	89	(196)
Accumulated loss	(62,823)	(39,966)
MICT, Inc. stockholders’ equity	155,760	62,065

Non-controlling interests	-	3,631

Total equity	155,760	65,696

Total liabilities and equity	$177,624	$77,733

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD In Thousands, Except Share and Earnings Per Share Data)

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020

Net revenues	$21,276	$-	$12,341	$-
Cost of revenues	18,667	-	11,675	-
Gross profit	2,609	-	666	-

Operating expenses:
Research and development	619	-	388	-
Selling and marketing	2,352	-	1,351	-
General and administrative	19,421	1,438	14,853	668
Amortization of intangible assets	1,569	-	643	-
Total operating expenses	23,961	1,438	17,235	668

Loss from operations	(21,352)	(1,438)	(16,569)	(668)
Loss from equity investment	(163)	(786)	(163)	(146)
Other (income) loss, net	83	-	(4)	-
Financial income (expenses), net	(275)	157	291	381
Gain (loss) on equity investment held in Micronet	(1,934)	665	(1,934)	665
Income (loss) before provision for income taxes	(23,641)	(1,402)	(18,379)	232
Taxes on income (tax benefit)	(339)	6	17	5

Net income (loss)	(23,302)	(1,408)	(18,396)	227
Net loss attributable to non-controlling interests	(445)	-	-	-

Net income (loss) attributable to MICT, Inc.	$(22,857)	$(1,408)	$(18,396)	$227

Earnings (loss) per share attributable to MICT, Inc.
Basic	$(0.22)	$(0.12)	$(0.16)	$0.02
Diluted	$(0.22)	$(0.12)	$(0.16)	$0.00

Weighted average common shares outstanding:
Basic	102,992,830	11,092,144	117,634,776	11,094,784
Diluted	102,992,830	11,092,144	117,634,766	19,901,263

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(USD In Thousands)

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020

Net income (loss)	$(23,302)	$(1,408)	$(18,396)	$227
Other comprehensive income (loss), net of tax:
Currency translation adjustment	285	94	(321)	164
Total comprehensive income (loss)	(23,017)	(1,314)	(18,717)	391
Comprehensive loss attributable to non-controlling interests	(642)	-	(3)	-
Comprehensive income (loss) attributable to MICT, Inc.	$(22,375)	$(1,314)	$(18,714)	$391

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC.

UNAUDITED STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital Series B	Additional Paid-in Capital Series A	Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
	Amount	Shares	Amount	Shares	Amount	Shares

Balance, December 31, 2019	-	-	2	2,386,363	11	11,089,532	-	6,028	14,107	(16,974)	70	-	3,244
Shares issued to service providers and employees	-	-	-	-		18,182	-	-	22	-	-	-	22
Stock based compensation	-	-	-	-	-	-	-	-	69	-	-	-	69
Comprehensive loss	-	-	-	-	-	-	-	-	-	(1,408)	94	-	(1,314)
Entering the control of a subsidiary	-	-	-	-	-	-	-	-	-	-	-	2,172	2,172
Issuance of shares, net- Series A Convertible Preferred Stock	-	-	1	795,455	-	-	-	409	-	-	-	-	410
Issuance of shares, net- Series B Convertible Preferred Stock	2	1,818,182	-	-	-	-	1,914	-	-	-	-	-	1,916
Balance, June 30, 2020	2	1,818,182	3	3,181,818	11	11,107,714	1,914	6,437	14,198	(18,382)	164	2,172	6,519

	Common Stock		(A) Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Loss	Income (Loss)	minority	Interest	Equity
Balance, December 31, 2020	68	68,757,450	102,333	(39,966)	(196)	(174)	3,631	65,696
Shares issued to service providers and employees	6	6,100,000	8,369	-	-	-	-	8,375
Stock based compensation	-	-	458	-	-	-	-	458
Exercising options for employees and consultants		20,000	28	-	-	-	-	28
Net loss	-	-	-	(22,857)	-	-	(445)	(23,302)
Other Comprehensive loss	-	-	-	-	285	174	(197)	262
Loss of control of subsidiary	-	-	-	-	-	-	(2,989)	(2,989)
Issuance of shares upon November 2020 Securities Purchase Agreement	3	2,400,000	2,673	-	-	-	-	2,676
Issuance of shares upon February 2021 Purchase Agreement	23	22,471,904	53,977	-	-	-	-	54,000
Issuance of shares upon March 2021 Securities Purchase Agreement	19	19,285,715	48,671	-	-	-	-	48,690
Issuance of shares, net- Series A Convertible Preferred Stock	-	-	-	-	-	-	-	-
Exercising warrants	2	1,665,926	1,864	-	-	-	-	1,866
Balance, June 30, 2021	121	120,700,995	218,373	(62,823)	89	-	-	155,760

(A)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital – Series B Convertible Preferred Stock	Additional Paid-in Capital – Series A Convertible Preferred Stock	Additional Paid-in Capital – Common Stock	Accumulated Loss	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
	Amount	Shares	Amount	Shares	Amount	Shares

Balance, March 31, 2020	2	1,818,182	3	3,181,818	11	11,089,532	1,914	6,437	14,169	(18,609)	0	0	3,927
Shares issued to service providers and employees	-	-	-	-	-	18,182	-	-	22	-	-	-	22
Stock based compensation	-	-	-	-	-	-	-	-	7	-	-	-	7
Comprehensive loss	-	-	-	-	-	-	-	-	-	227	164	-	391
Entering the control of a subsidiary	-	-	-	-	-	-	-	-	-	-	-	2,172	2,172
Balance, June 30, 2020	2	1,818,182	3	3,181,818	11	11,107,714	1,914	6,437	14,198	(18,382)	164	2,172	6,519

	Common Stock		(B) Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Loss	Income	minority	Interest	Equity
Balance, March 31, 2021	114	114,177,951	208,566	(44,427)	410	(174)	2,992	167,481
Shares issued to service providers and employees	6	6,030,894	8,669	-	-	-	-	8,675
Stock based compensation	-	-	458	-	-	-	-	458
Net loss	-	-	-	(18,396)	-	-	-	(18,396)
Other Comprehensive loss	-	-	-	-	(321)	174	(3)	(150)
Loss of control of subsidiary	-	-	-	-	-	-	(2,989)	(2,989)
Issuance of shares, net- Series A Convertible Preferred Stock	-	-	-	-	-	-	-	-
Exercising warrants	1	492,150	680	-	-	-	-	681
Balance, June 30, 2021	121	120,700,995	218,373	(62,823)	89	-	-	155,760

(B)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,302)	$(1,408)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on previously held equity interest in Micronet Ltd.	-	(665)
Depreciation and amortization	1,648	3
Stock-based compensation for employees and consultants	458	69
Loss from loss of control in Micronet Ltd.	1,934	-
Loss from equity investment	163	786
Impairment of equity method investment in Micronet Ltd.	-	(187)
Impairment of loan to Micronet Ltd.	-	(84)
Interest and exchange rate differences on loans	-	19
Interest and exchange rate differences on loans from others	-	66
Changes in assets and liabilities
Change in deferred taxes, net	(545)	-
Change in long-term deposit and prepaid expenses	240	-
Change in right of use assets	(2,464)	-
Change in lease liability	2,402	-
Due to related party	167	-
Increase in trade accounts receivable, net	(15,447)	-
Increase in other accounts receivable	(892)	(410)
Increase in trade accounts payable	11,881	-
Increase (decrease) in other current liabilities	(692)	121
Net cash used in operating activities	(24,449)	(1,690)

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(294)	$(2)
Cash acquired through business combination - Magpie (Appendix B)	1,834	-
Payment on business acquired - Beijing Fucheng (Appendix A)	(4,891)	-
Additional investment of Micronet Ltd.	-	(515)
Cash acquired through consolidation of Micronet Ltd. (Appendix D)	-	268
Loan to related party	(500)	(125)
Net cash acquired on an variable interest entity acquired - Guangxi Zhongtong	460	-
Deconsolidation of Micronet Ltd. (Appendix C)	(2,466)	-
Net cash used in investing activities	(5,857)	(374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of current maturity of long term bank loans	(195)	-
Receipt of loans from others, net	-	8,141
Repayment on account of redemption	-	(15,900)
Payments on account of shares	-	15,900
Proceeds from issuance of shares and warrants	113,741	22
Proceeds from exercise of warrants	1,894	-
Issuance of convertible preferred shares net	-	409
Net cash provided by financing activities	115,440	8,572

NET INCREASE IN CASH	85,134	6,508

Cash and restricted cash at beginning of the period	29,526	3,676

TRANSLATION ADJUSTMENT ON CASH	-	-
Cash and restricted cash at end of the period	$114,660	$10,184

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$27	$19
Taxes	$63	$6

Supplemental non-cash financing information:
Conversion of convertible loan to shares	$-	$2,000

The following tables provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

Cash at end of the period	$114,183	$9,707
Restricted cash at end of the period	477	477
Cash and restricted cash at end of the period	$114,660	$10,184

Supplemental non-cash investing and financing activities

Appendix A: Beijing Fucheng

February 10, 2021
Net working capital	$106
Property and equipment	26
Current liabilities	(55)
Intangible assets	4,814
Cash	$4,891

Appendix B: Magpie Securities Limited

February 26, 2021
Net working capital	$206
Investment and loan to Magpie	(2,947)
Property and equipment	24
Current liabilities	(19)
Intangible assets	902
Cash	$(1,834)

Appendix C: Deconsolidation of Micronet Ltd.

May 9, 2021
Working capital other than cash	$(3,849)
Finance lease	33
Accrued severance pay, net	96
Translation reserve	134
Micronet Ltd.investment in fair value	1,128
Non-controlling interests	2,990
Net loss from loss of control	1,934
Cash	$2,466

Appendix D :Acquisition of  Micronet Ltd., net of cash acquired:

June 23, 2020
Net working capital (borrowing excluded)	$(351)
Property and equipment	661
Intangible assets	2,475
Goodwill	2,618
Right of use assets	310
Other assets	26
Borrowings	(1,676)
Micronet Ltd. investment in fair value	(1,573)
Non-current liabilities	(558)
Accumulated other comprehensive income	(28)
Minority interest	(2,172)
Net cash provided by acquisition	$(268)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT, Inc (“MICT”, the “Company”, “We”, “us”, “our”) were formed as a Delaware corporation on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary Enertec Systems Ltd., we changed our name from Micronet Enertec Technologies, Inc. to MICT. Our shares have been listed for trading on The Nasdaq Capital Market under the symbol “MICT” since April 29, 2013.

MICT Telematics Ltd (“MICT Telematics”) is a holding company wholly-owned by MICT, established in Israel on December 31, 1991. On October 22, 1993, MICT Telematics Ltd established a wholly-owned holding company headquartered in Israel, MICT Management Ltd.

On June 10, 2020, MICT Telematics Ltd, our fully owned subsidiary, purchased 5,999,996 ordinary shares of Micronet Ltd. (“Micronet”) for aggregate proceeds of New Israeli Shekel (“NIS”) 1.8 Million (or $515,000) through tender offer issued by MICT Telematics. As a result, we have increased the ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 we have purchased through public offering consummated by Micronet on the TASE, 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000). as a result increased our ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares, and, as a result, MICT applied purchase accounting and began to consolidate Micronet beginning on such date. MICT recognized a $665,000, gain on previously held equity in Micronet.

On October 11, 2020, Micronet has consummated a public equity offering on the TASE, in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following the Micronet’s offering and as a result thereof including the purchase of Micronet shares, the exercise of our stock options and additional purchase of 115,851 Micronet shares from an individual seller our ownership interest in Micronet was diluted from 53.39% to 50.31% of the Micronet outstanding share capital. On May 9, 2021, following exercise of options by minority stockholders, the Company’s ownership interest was diluted to 49.88% and, as a result we no longer consolidate Micronet’s operating results in our financial statements. As of May 9, 2021, the Company accounted for the investment in Micronet using the equity method of accounting.

On June 16, 2021, Micronet announced that it completed a public equity offering on the Tel Aviv Stock Exchange (the “TASE”). Pursuant to the offering, Micronet sold an aggregate number of 18,400 securities units (the “Units”) at a price of NIS 14.6 per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of NIS 26,864,000 (approximately $8,290,000) in the Offering. The Company did not participate in the offering, and, as a result, the Company owned 36.95% of the outstanding ordinary shares of Micronet and 26.56% on a fully diluted basis as of June 30, 2021.

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

On February 1, 2019, BI Intermediate (Hong Kong) Limited (“BI Intermediate”) was incorporated in Hong Kong as a holding company wholly-owned by GFHI.

On October 2, 2020, BI Intermediate entered a strategic agreement (“Strategic Agreement”) to acquire, the entire share capital of Magpie Securities Limited (“Magpie”), a Hong Kong based securities and investments firm for a total purchase price of approximately $3.0 million (“Purchase Price”). Magpie is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China, including China A-Shares, all of which are the primary target markets for Company’s global fintech business. The Strategic Agreement provided that the acquisition shall be consummated in two phases, an initial purchase of 9% of the share capital of Magpie and thereafter, the remaining 91% of Magpie would be purchased by BI Intermediate upon, and subject to, the approval of the Hong Kong Securities and Futures Commission (SFC), the principal regulator of Hong Kong’s securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% of its acquisition and paid 9% of the Purchase Price. Additionally, pursuant to the Strategic Agreement upon the initial closing, BI Intermediate loaned Magpie an amount equivalent to the remaining 91% of the Purchase Price. Upon closing of the remaining 91%, which remains subject to SFC approval, the loan will be cancelled, and BI Intermediate will acquire the remaining 91% of Magpie. The loan was secured against the pledge of the 91% of the share capital of Magpie yet purchased at such time by BI Intermediate. The obligations of Magpie, the seller of the interests of Magpie, under the loan agreement have been guaranteed by the ultimate shareholder of Magpie. On February 26, 2021 we completed the 100% acquisition of Magpie. The acquisition was consummated following the receipt of approval from the SFC effecting the change in the substantial shareholder of Magpie. In the consideration for the entire share capital of Magpie, we paid a total Purchase Price of $2.947 million (reflecting the net asset value of Magpie estimated at $2.034 million recorded as a working capital, and a premium $902 thousands that were recorded as a license in the Intangible assets). The Company, through and together with the Company’s wholly owned subsidiaries, Beijing Magpie Securities Consulting Services Co., Ltd (“Beijing Magpie”) and Shenzhen Magpie Information Consulting Technology Co., Ltd (“Shenzhen Magpie”), is in the process of integrating its mobile app supporting platform with Magpie’s licensed trading assets.

Upon completion of the Magpie acquisition, we were able to obtain the licenses and permits needed for operating online platform. After the appropriate testing to ensure scale and reliability of the system is complete, we will be in a position to notify the Hong Kong regulator of our intended launch date. Our initial plan is to launch the online stock trading platform in Hong Kong.

On December 11, 2019, Bokefa Petroleum and Gas Co., Ltd (“Bokefa Petroleum”) was incorporated in Hong Kong as a holding Company, which is wholly-owned by BI Intermediate. On October 22, 2020 and March 8, 2021, Bokefa Petroleum established another two holding companies, Shanghai Zheng Zhong Energy Technologies Co., Ltd (“Shanghai Zheng Zhong”) and Tianin Bokefa Technology Co., Ltd. (“Bokefa”).

On January 1, 2021, we have entered into a transaction through Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we have granted to the Guangxi Zhongtong shareholders (the “Shareholders”) with a frame work loan (“Frame Work Loan”) in the amount of up to RMB 40 million (approximately $6,125,000) (“Frame Work Loan Amount”) which is designated, if exercised, to be used as working capital loan for Guangxi Zhongtong. As of June 30, 2021, only RMB 1,800,000 (approximately $275,000) was drawn down from our the Frame Work Loan for working capital and approximately $500,000 drawn down from our Frame work Loan as loans to shareholders of Guangxi Zhongtong as stipulated in the agreement. In the consideration for the Frame Work Loan, the parties have entered into various additional agreements which include among other: (i) a pledge agreement pursuant to which the Shareholders have pledged their shares for the benefit of  Bokefa in order to secure the amount drown from the Frame work Loan Amount  (ii) exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire shares of Guangxi Zhongtong from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement which include an exercise price not less than the maximum Frame work Loan Amount and the right to convert the Frame work Loan Amount into the purchased shares (iii) Entrustment Agreement and Power of Attorney Agreement pursuant to which the Shareholders irrevocably entrusted and appointed Tianjin Bokefa as its proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the Shareholder’s equity interest in Guangxi Zhongtong (iv) business cooperation agreement and a master exclusive service agreement which grants Bokefa with rights related to the Guangxi Zhongtong business and operations designed to secure repayment of the Loan Amount.

This transaction was structured pursuant to a Variable Interest Entity (“VIE”) Structure (in which we do not hold the shares). As such, and in view of our direct ownership in Bokefa and its contractual arrangements with Guangxi Zhongtong, we are regarded as Guangxi Zhongtong’s controlling entity and primary beneficiary of the Guangxi Zhongtong business. We have, therefore, consolidated the financial position and operating results of Guangxi Zhongtong in our consolidated financial statements, using the fair value of the assets and liabilities of Guangxi Zhongtong, in accordance with U.S. GAAP. Please see below for VIE related disclosure.

Beijing Fucheng Lianbao Technology Co., Ltd (“Beijing Fucheng”) is an entity incorporated on December 29, 2020, in which Tianjin Bokefa Technology Co., Ltd (“Bokefa”) owns 24% equity interest with the remaining 76% controlled by Bokefa through VIE agreements. On February 10, 2021, Beijing Fucheng acquired all of the shares of Beijing Yibao Technology Co., Ltd., (“Beijing Yibao”) who hold 100% in the equity interest of Beijing Fucheng Insurance Brokerage Co., Ltd. (“Fucheng Insurance”). Fucheng Insurance is a Chinese insurance brokerage agency and is a nation-wide licensed entity which offers insurance brokerage services for a broad range of insurance products. The Fucheng Insurance, through their nationwide license, will give us flexibility to offer and create tailor-made insurance products, to leverage directly to customers or through distribution partners and procure better deals with both our existing and new insurance company partners. The Fucheng Insurance further enables us to accelerate the onboarding of new agents throughout China onto our platforms. It also creates the opportunity to promote our business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. When Fucheng Insurance initiates its nationwide rollout of its mobile application, it will facilitate access to those portals’ vast customer bases, which will offer MICT’S full complement of insurance products. Beijing Fucheng shares were acquired for approximately $5.7 million, and funded through MICT. For further information please refer to Note 7.

From January through June 2021, Shenzhen Bokefa Technology Co., Ltd (“Shenzhen Bokefa”) and Tianjin Dibao Technology Co., Ltd was established under BI Intermediate as holding companies to further develop the Company’s business in China.

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

We implemented our plans taking advantage of Intermediate experience and experience in local markets in China, and through the Company’s operating subsidiaries which have begun to secure material contracts in fast growing market segments in China.

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

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of June 30, 2021:

VIE agreements with Guangxi Zhongtong:

On January 1, 2021, Tianjin Bokefa Technology Co. Ltd (“Bokefa”) the wholly foreign-owned enterprise (“WFOE”), Guangxi Zhongtong, and nominee shareholders of Guangxi Zhongtong entered into six agreements, and are described in detail below, pursuant to which Bokefa is deemed to have controlling financial interest and be the primary beneficiary of Guangxi Zhogntong, and, therefore, Guangxi Zhongtong is deemed a VIE of Bokefa:

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Guangxi Zhongtong. The effective term of the loan agreement is unlimited, and the agreement shall terminate when the shareholders repay the loan. The loan should be solely used as Guangxi Zhongtong’s operating purpose, and should be exclusively repaid by transferring shares of Guangxi Zhongtong to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all the equity interest of Guangxi Zhongtong to Bokefa in accordance with relevant laws and the provisions as provided in the agreement, or upon written notice by Bokefa to shareholders. In consideration of Bokefa’s finance support in terms of loan arrangement, the shareholder have agreed to grant Bokefa exclusively an option to purchase the equity interest. Distribution of residual profit, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, Guangxi Zhongtong is obliged to distribute profit to the shareholders of Guangxi Zhongtong, who must remit to Bokefa immediately Guangxi Zhongtong and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Guangxi Zhongtong’s business operation.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholder pledged all its equity interest in Guangxi Zhongtong to Bokefa as a security for the obligations in the other agreements. Bokefa has the right to receive dividends of the pledged shares; and all shareholders are required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Guangxi Zhongtong and its shareholders agree that the legal person, directors, general manager and other senior officers of Guangxi Zhongtong should be appointed or elected by Bokefa. Guangxi Zhongtong and its shareholders agree that all financial and operational decisions of Guangxi Zhongtong should be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended unlimited times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and supporting services to Guangxi Zhongtong and Guangxi Zhongtong agrees to pay service fees to Bokefa.

VIE agreements with Beijing Fucheng:

On December 31, 2020, Tianjin Bokefa Technology Co. Ltd (“Bokefa”) the WOFE, Beijing Fucheng, and a shareholder of Beijing Fucheng entered into six agreements, and such agreements are described in detail below, pursuant to which Bokefa is deemed to have controlling financial interest and be the primary beneficiary of Beijing Fucheng, and, therefore, Beijing Fucheng is deemed a VIE of Bokefa. Beijing Fucheng was incorporated on December 29, 2020 and had no assets or liabilities as of December 31, 2020.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Beijing Fucheng. The effective term of the loan agreement is unlimited, and the agreement terminates when the shareholder repays the loan. The loan should be solely used as Beijing Fucheng’s operating purpose, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all the equity interest of Bejing Fucheng to Bokefa in accordance with relevant laws and the provisions as provided in the agreement, or upon written notice by Bokefa to shareholder. In consideration of Bokefa’s finance support in terms of loan arrangement, the shareholder have agreed to grant Bokefa exclusively an option to purchase the equity interest. Distribution of residual profit, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, Beijing Fucheng is obliged to distribute profit to the shareholders of Beijing Fucheng, who must remit to Bokefa immediately Beijing Fucheng and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Beijing Fucheng’s business operation.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the shareholder pledged all its equity interest in Beijing Fucheng to Bokefa as a security for the obligations in the other agreements. Bokefa has the right to receive dividends of the pledged shares; and all shareholder is required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Beijing Fucheng and its shareholder agree that the legal person, directors, general manager and other senior officers of Beijing Fucheng should be appointed or elected by Bokefa. Beijing Fucheng and its shareholder agree that all financial and operational decisions of Beijing Fucheng should be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended unlimited times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and supporting services to Beijing Fucheng and Beijing Fucheng agrees to pay service fees to Bokefa.

The assets and liabilities of the Company’s VIEs (Guangxi Zhongtong and Beijing Fucheng) included in the Company’s unaudited condensed consolidated financial statements as of June 30, 2021 are as follows:

June 30, 2021 USD in thousands
(Unaudited)
Current assets:
Cash	$1,665
Trade accounts receivable, net	10,535
Other current assets	721
Total current assets	12,921

Property and equipment, net	$110
Long-term prepaid expenses	$32
Goodwill	4,885
Total long-term assets	$5,027

Total assets	$17,948

Current liabilities:
Trade accounts payable	10,779
Other current liabilities	$1,324
Total current liabilities	$12,103

Total liabilities	$12,103

Net revenues, loss from operations and net loss of the VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 are as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2021	2021
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Net revenues	$8,045	$14,265
Loss from operations	$(979)	$(1,093)
Net loss	$(900)	$(1,101)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position, its results of operations and its cash flows, as applicable, have been made. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s December 31, 2020 annual report on Form 10-K filed on March 31, 2021.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. GAAP.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions and have original maturities of less than three months.

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Accounts are considered overdue after thirty (30) days from payment due date. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of June 30, 2021 and December 31, 2020, allowance for doubtful accounts amounted to nil and approximately $5,000, respectively.

Inventories

Inventories consisting raw materials are stated at the lower of cost (first-in, first-out basis) or realizable value. Cost of work in process is comprised of direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Foreign currency translation and transaction

The reporting currency of the Company is the U.S. dollar. The Companies in China conducts their businesses in the local currency, Renminbi (RMB), as its functional currency. The Companies in Israel conducts their businesses in the local currency, New Israeli Shekel (NIS), as its functional currency. The Companies in Hong Kong conducts their businesses in the local currency, Hong Kong Dollar (HKD), as its functional currency.

Assets and liabilities are translated at the noon buying rate in the City of New York for cable transfers of RMB , NIS and HKD as certified for customs purposes by the Federal Reserve Bank of New York at the end of the period. The statement of income accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Segment reporting

Accounting Standard Codification (“ASC”) Topic 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company’s management team.

Operating leases

The Company follows ASC No. 842, Leases. The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use assets (“ROU assets”) represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The Company recognized no impairment of ROU assets as of June 30, 2021 and December 31, 2020.

The operating lease is included in right-of-use assets and lease liability on the unaudited condensed consolidated balance sheets.

Investments

The Company’s long-term investments consist of equity investments in privately held entities accounted for using the measurement alternative and equity investments accounted for using the equity method. On January 1, 2018, the Company adopted ASU 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. According to the guidance, the Company accounts for the equity investments at fair value, with gains and losses recorded through net earnings. The Company elected to measure certain equity investments without readily determinable fair value at cost, less impairments, plus or minus observable price changes and assess for impairment quarterly.

The Company accounts for its equity investment over which it has significant influence but does not own a majority equity interest or otherwise control, using the equity method. The Company adjusts the carrying amount of the investment and recognizes investment income or loss for its share of the earnings or loss of the investee after the date of investment. The Company assesses its equity investment for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, operating performance of the entity, including current earnings trends and undiscounted cash flows, and other entity-specific information. The fair value determination, particularly for investments in a privately held entity, requires judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investment and determination of whether any identified impairment is other-than-temporary.

As of June 30, 2021, the Company owned 36.95% of shares in Micronet which was accounted for under equity method.

As of June 30, 2021, the Company owned 24% of shares in Beijing Fucheng and controlled the remaining 76% through contractual arrangements as discussed in Note 1. Beijing Fucheng was therefore 100% consolidated in the unaudited condensed consolidated financial statements.

Fair value measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Intangible assets

The Company’s intangible assets with definite useful lives primarily consist of licensed software, capitalized development costs, platform system, and land-use rights. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company did not record any impairment of intangible assets as of June 30, 2021 and December 31, 2020.

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Useful Life
Licensed & software	indefinite useful life
Technology know-how	6 years
Trade name/ trademarks	5 years
Customer relationship	5 years

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. We test goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company did not record any impairment of goodwill as of June 30, 2021 and December 31, 2020.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the useful lives of plant and equipment and intangible assets, capitalized development costs, impairment of long-lived assets, allowance for doubtful accounts, revenue recognition, allowance for deferred tax assets and uncertain tax position. Actual results could differ from these estimates.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2014-09. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. We adopted Topic 606 on January 1, 2018 using the modified retrospective transition method, and the adoption did not have a material impact on our consolidated financial statements.

We recognize revenue which represents the transfer of goods and services to customers in an amount that reflects the consideration to which we expect to be entitled in such exchange. We identify contractual performance obligations and determines whether revenue should be recognized at a point in time or over time, based on when control of goods and services are provided to customers.

We use a five-step model to recognize revenue from customer contracts. The five-step model requires us to (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur; (iv) allocate the transaction price to the respective performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation.

We derive our revenues from sales contracts with our customers with revenues being recognized upon performance of services. Our contracts with customers generally do not include a general right of return relative to the delivered products or services. We applied practical expedient when sales taxes were collected from customers, meaning sales tax is recorded net of revenue, instead of cost of revenue, which are subsequently remitted to governmental authorities and are excluded from the transaction price.

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

The Company’s revenues are generated from: a) providing customers with marketing promotion and information drainage services, which is to charge information service fees according to the customer traffic information provided to customers with business needs; b) to providing insurance brokerage services or insurance agency services on behalf of insurance carriers. With respect to the information drainage services and insurance brokerage services applicable to revenue recognition U.S. GAAP requirements, the company implements a revenue recognition policy pursuant to which it recognizes its revenues at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products are transferred to its customers. Our performance obligation to the insurance carrier is satisfied and commission revenue is recognized at the point in time when an insurance policy becomes effective. The Company provides customers with information drainage services and settles service charges with customers on the monthly basis. Performance obligation is satisfied overtime during the contract term.

In accordance with ASC 606-10-55, Revenue Recognition: Principal Agent Considerations, the Company considers several factors in determining whether it acts as the principal or as an agent in the arrangement of merchandise sales and provision of various related services and thus whether it is appropriate to record the revenues and the related cost of sales on a gross basis or record the net amount earned as service fees. For insurance brokerage services, we have identified our promise to sell insurance policies on behalf of the insurance carriers as the performance obligation in our contracts with the insurance carriers.

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

MICT and its subsidiaries and VIEs within the jurisdiction of the United States, Israel and China are subject to a tax examination for the most recent three, four and five years, respectively.

Stock-Based Compensation

Stock-based compensation granted to the Company’s employees and consultants are measured at fair value on grant date and stock-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the accelerated attribution method, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

At each date of measurement, the Company reviews internal and external sources of information to assist in the estimation of various attributes to determine the fair value of the share-based awards granted by the Company, including but not limited to the fair value of the underlying shares, expected life, expected volatility and expected forfeiture rates. The Company is required to consider many factors and make certain assumptions during this assessment. If any of the assumptions used to determine the fair value of the stock-based compensation changes significantly, share-based compensation expense may differ materially in the future from that recorded in the current reporting period.

Reclassification

Prior to the deconsolidation of Micronet, Micronet had been taking active steps to sell its building within the year 2021. The company reclassified the related assets which were previously included in property and equipment, net and intangible assets, net to held-for-sale as of December 31, 2020.

Note 3 — Stockholders’ Equity

On November 2, 2020 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement” or the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and one warrant to purchase 0.8 of one share of Common Stock (each, a “Warrant”). at a purchase price of $2.50 per Unit. The Warrants are exercisable six months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the Warrants become exercisable. The closing of the sale of Units pursuant to the Securities. Purchase Agreement occurred on November 4, 2020. By December 31, 2020, the Company had received a total of $22.325 million in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The remaining gross proceeds, in the additional aggregate amount of $2.675 million, were received by the Company on March 1, 2021 and in consideration for such proceeds, the Company issued the remaining 2,400,000 units.

On February 11, 2021, the Company announced that it has entered into a Securities Purchase Agreement (the “February Purchase Agreement”) with certain institution investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A Warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B Warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “February Offering”). The gross proceeds to the Company from the February Offering were expected to be approximately $60.0 million. The Series A Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance. The Company received net proceeds of $54.0 million on February 16, 2021 after deducting the Placement Agent’s fees and other expenses.

On March 2, 2021, the Company entered into a securities purchase agreement (“March Securities Purchase Agreement”) with certain investors for the purpose of raising approximately $54.0 million in gross proceeds for the Company. Pursuant to the terms of the March Securities Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 19,285,715 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $2.675 per Share and in a concurrent private placement, warrants to purchase an aggregate of 19,285,715 shares of common stock, at a purchase price of $0.125 per Warrant, for a combined purchase price per Share and Warrant of $2.80 (the “Purchase Price”) which was priced at the market under Nasdaq rules. The Warrants are immediately exercisable at an exercise price of $2.80 per share, subject to adjustment, and expire five years after the issuance date. The closing date for the transaction consummated under the March Securities Purchase Agreement was on March 4, 2021. The Company received net proceeds of $48.69 million on March 4, 2021, after deducting the Placement Agent’s fees and other expenses.

On May 17, 2021, the Company’s Board of Directors (the “Board”) unanimously approved a grant of fully vested 6,000,000 shares of common stock (the “Shares”) to Mr. Darren Mercer, the Company’s Chief Executive Officer. The issuance of the Shares is pursuant to the Company’s Long Term Incentive Plan as previously approved by the stockholders and negotiated in connection with the Company’s acquisition of Global Fintech Holdings Limited. The Board unanimously agreed to issue the Shares in recognition of Mr Mercer’s direct contribution to achieving numerous key deliverables including: (i) the completion of several acquisitions, including those of Beijing Fucheng Insurance Brokerage Co., Ltd and Magpie Securities Ltd; (ii) obtaining regulatory approval from the Hong Kong SFC regarding the acquisition of Magpie Securities Ltd; (iii) the signing of several major commercial contracts and partnerships, including with a number of major insurance agents and one of China’s largest payment service providers; (iv) the signing of an exclusive partnership with the Shanghai Petroleum and Natural Gas Trading Center to allow MICT to provide financial services to its customers; (v) the successful launch of the insurance business in December 2020 and the delivery of significant revenues and revenue growth in Q1 2021; and (vi) the completion of capital raises totaling in excess of $140 million and broadening the Company’s institutional investor base.

On May 17, 2021, the Board of MICT unanimously approved a grant of fully vested 300,000 shares of common stock of the Company to Richard Abrahams, the Magpie’s Chief Executive Officer.

Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our common stock, are currently authorized to be issued pursuant to option awards granted thereunder. On May 17, 2021, May 23, 2021 and June 28, 2021, the Company granted an aggregate of 125,000, 370,000 and 245,000 options under the 2012 Stock Incentive Plan, with an exercise price of $1,41, $1.81 and $2.49, respectively, of which 310,000 options vested as of June 30, 2021, resulting in an stock-based compensation expense of approximately $458,000 recorded for the six months ended June 30, 2021, based on a fair value determined using a Black-Scholes model. On March 22, 2021, 20,000 shares of common stock were issued to an employee from exercising of options at an exercise price of $1.41.

NOTE 4 — EQUITY INVESTMENT IN MICRONET

Micronet’s net revenues and net loss are presented if the acquisition date had occurred at the beginning of the annual reporting period.

	Six months ended June 30,	Three months ended June 30,
	2020	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Net revenues	$1,089	$472

Net loss	(3,952)	(882)

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

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Micronet Ltd. Purchase Price Allocation

(USD in thousands)

Total cash consideration	887
Total Purchase Consideration	$887

Less:

Debt-free net working capital	$788
Property and equipment	661
Right of use assets	310
Other assets	26
Borrowings	(1,675)
Severance payable	(95)
Lease liabilities	(101)
Intangible assets - trade name/ trademarks	270
Intangible assets - developed technology	1,580
Intangible assets - customer relationship	410
Intangible assets - ground	215
Deferred Tax liability	(362)
Fair value of net assets acquired	$2,027

Noncontrolling interest	(2,172)
Gain on equity interest	(665)
Equity investment	(921)
Change in investment	(3,758)

Goodwill value	$2,618

Loss of control of Micronet

As of March 31, 2021, the Company held 50.31% of Micronet Ltd. (or “Micronet”) issued and outstanding shares. On May 9, 2021, following exercise of options by minority stockholders, the Company’s ownership interest was diluted to 49.88% and as a result the Company is no longer required to include Micronet’s operating results in its financial statements. Therefore, commencing from May 9, 2021, the Company accounted for the investment in Micronet in accordance with the equity method.

On June 16, 2021, (“Micronet”) announced that it has completed a public equity offering (the “Offering”) on the TASE. Pursuant to the Offering, Micronet sold an aggregate number of 18,400 securities units (the “Units”) at a price of 14.6 NIS per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of 26,864,000 NIS (approximately $8,290,000) in the Offering. The Company did not participate in the Offering, and, as a result, the Company owned 36.95% of the outstanding ordinary shares of Micronet and 26.56% on a fully diluted basis as of June 30, 2021.

May 9, 2021
USD in thousands
(Unaudited)
Micronet’s fair value as of May 9, 2021	1,127
Net assets	(6,185)
Capital reserve from currency translation	134
Non-controlling interests	2,990
Net loss from loss of control	1,934

NOTE 5 — LOAN TO MICRONET

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

On August 13, 2020, MICT Telematics extended to Micronet an additional loan in the aggregate amount of $175,000 (the “Third Loan” and the “Loan Sum”, respectively) which governing the existing outstanding intercompany debt. The Third Loan does not bear any interest and is provided for a period of twelve months. The Loan Sum was granted for the purpose of supporting Micronet’s working capital and general corporate needs.

NOTE 6 — GFH Intermediate Holdings Ltd (“GFHI”) Acquisition

On July 1, 2020, MICT completed its acquisition of GFHI pursuant to the previously announced Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, Micronet, GFHI, Global Fintech Holding Ltd, a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT, as amended and restated on April 15, 2020. As described in the Restated Merger Agreement, upon consummation of the Acquisition, the outstanding share of GFHI was cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 issued to GFH by MICT, which Consideration Note has been converted into 22,727,273 shares of common stock of MICT at a conversion price of $1.10 per share. As a result of the acquisition goodwill and intangible assets were created.

GFHI’s net revenues and net loss are presented if the Company’s acquisition date had occurred at the beginning of the annual reporting period.

	Six months ended June 30,	Three months ended June 30,
	2020	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Net revenues	$-	$-

Net loss	(2,410)	(103)

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

NOTE 7 — BEIJING FUCHENG LIANBAO TECHNOLOGY CO., LTD TRANSACTION

On February 10, 2021, the Company closed a transaction pursuant to which it acquired (via Beijing Fucheng in which it holds 24% and engaged in a VIE structure) all of the shares of Beijing Yibao Technology Co., Ltd., and indirectly its fully owned subsidiary Beijing Fucheng Insurance Brokerage Co., Ltd. (the “Fucheng Insurance Transaction”).

The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Beijing Fucheng Lianbao Technology Co., Ltd transaction, Purchase Price Allocation

(USD in thousands)

(Unaudited)
Total cash consideration	5,711
Total Purchase Consideration	$5,711

Less:

Net working capital	$926
Property and equipment	26
License	4,814
Current liabilities	(55)
Fair value of net assets acquired	$5,711

NOTE 8 — SEGMENTS

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. As a result of our acquisition of GFHI on July 1, 2020, we currently serve the markets, through our operating subsidiaries, as a financial technology company (Fintech Industry) aiming and targeting the significant China marketplace and other areas of the world. We have built and/or in the process of building various platforms to capitalize on business opportunities in a range of verticals and technology segments, including: stock trading and wealth management; oil and gas trading; and insurance brokerage. We will continue to add to the capabilities of such platforms through acquisition and/or the license of technologies to support these efforts in the different market segments. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base. As stated above, we have two operating segments: verticals technology segments in the Fintech Industry operated by GFHI. These segments include the following: (i) insurance brokerage segment - we have launched our insurance platform operated by GFHI for the Chinese market and from that day onward, we have been generating revenues in GFHI. While the revenues were not material in 2020, these revenues are building and we expect these revenues to grow considerably during 2021 as this business establishes itself in the market as a reputable service available to consumers (ii) online stock trading segment. We are currently in the process of launching our securities trading software platform and accelerating the development and business of this segment. This is supported and enabled due to the recent completion of the acquisition of Magpie Securities, Limited (formerly: Huapei) on February 26, 2021 which as a result of such acquisition, we have obtained via our subsidiary licenses and permits to operate our online platform in the Hong Kong stock exchange.

Further, we are currently in the process of developing and is looking to partner with a significant Chinese organization to build an oil and gas trading technology platform supporting two major elements of China’s energy sector.

During the period between June 23, 2020, and May 9, 2021 we have held a controlling interest in Micronet, we have presented our mobile resource management (“MRM”) business operated by Micronet as a segment. As of May 9, 2021, the Company’s ownership interest were diluted and as a result it no longer include Micronet’s operating results in its financial statements.

The following table summarizes the financial performance of our operating segments:

	Six months ended June 30, 2021
(USD in thousands)	Verticals and technology		Mobile resource management		Online stock trading	Consolidated
	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)
Revenues from external customers	$20,550		726		-	$21,276
Segment operating loss	(4,883)	(1)	(827)	(2)	(1,956)	(7,666)
Non allocated expenses						(13,686)
Finance expenses and other						(2,289)
Consolidated loss before provision for income taxes						$(23,641)

(1)	Includes $1,466 of intangible assets amortization, derived from GFHI. acquisitions.

(2)	Includes $103 of intangible assets amortization, derived from Micronet consolidation.

	Six months ended June 30, 2020
(USD in thousands)	Verticals and technology		Mobile resource management	Online stock trading	Consolidated
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Revenues from external customers	$-		-	-	$-
Segment operating loss	-		-	-	-
Non allocated expenses					(1,438)
Finance expenses and other					36
Consolidated loss before provision for income taxes					$(1,402)

	Three months ended June 30, 2021
(USD in thousands)	Verticals and technology		Mobile resource management	Online stock trading	Consolidated
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Revenues from external customers	$12,341		-	-	$12,341
Segment operating loss	(2,916)	(1)	-	(1,956)	(4,872)
Non allocated expenses					(11,697)
Finance expenses and other					(1,810)
Consolidated loss before provision for income taxes					$(18,379)

(1)	Includes $733 of intangible assets amortization, derived from GFHI. acquisitions.

	Three months ended June 30, 2020
(USD in thousands)	Verticals and technology	Mobile resource management	Online stock trading	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from external customers	$-	-	-	$-
Segment operating loss	-	-	-	-
Non allocated expenses				(668)
Finance expenses and other				900
Consolidated loss before provision for income taxes				$232

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of June 30, 2021
(USD in thousands)	Verticals and technology		Mobile resource management	Online stock trading		Consolidated
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
Assets related to segments	$25,315	(2)	$-	31,416	(4)	$56,731
Non allocated Assets	-		-	-		120,893
Liabilities related to segments	(18,898	)(3)	-	(247)		(19,145)
Non allocated liabilities	-		-	-		(2,719)
Total Equity						$155,760

(2)	Includes $13,740 of intangible assets and $24,602 goodwill, derived from GFHI’s acquisition.

(3)	Includes $3,513 of deferred tax liability, derived from GFHI acquisition.

(4)	Includes $939 of intangible assets.

	As of December 31, 2020
(USD in thousands)	Verticals and technology	Mobile resource management	Online stock trading	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Assets related to segments	$7,037	$7,017	-	$14,054
Non allocated Assets	-	-	-	63,679
Liabilities related to segments	(638)	(2,861)	-	(3,499)
Non allocated liabilities	-	-	-	(8,538)
Total Equity				$65,696

NOTE 9 — INTENGABLE ASSETS

(USD in thousands)	Useful life	June 30,	December 31,
	years	2021	2020
Original amount:		(Unaudited)	(Unaudited)
Technology know-how	5-6	$11,490	$13,070
Trade name/ trademarks	5-10	597	850
Customer relationship	5-6	4,500	4,910
License		5,735	-
Software		102	-

		22,424	18,830
Accumulated amortization:
Technology know-how		(1,915)	(1,116)
trade name/ trademarks		(116)	(71)
Customer related intangible assets		(900)	(484)

		(2,931)	(1,671)

Net		$19,493	$17,159

NOTE 10 — TRADE ACCOUNTS RECEIVABLE, NET

As of June 30, 2021 and December 31, 2020, accounts receivable were comprised of the following:

	June 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Trade accounts receivable	$16,052	$528
Allowance for doubtful accounts	-	(5)
	$16,052	$523

Movement of allowance for doubtful accounts for the six months ended June 30, 2021 and the fiscal year ended December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Beginning balance	$5	$116
Provision (recovery)	-	(111)
Decrease due to deconsolidation of Micronet	(5)	-
	$-	$5

NOTE 11 — OTHER CURRENT ASSETS

	June 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Prepaid expenses	$1,965	$1,300
Advance to suppliers	6	230
Government departments and agencies receivables	63	67
Prepaid tax	83	92
Others	197	67
	$2,314	$1,756

NOTE 12 — RELATED PARTIES

Current assets – related parties

	June 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Short term loan to Micronet	$200	$-
Convertible loan to Micronet	530	-
Shareholders of Guangxi Zhongtong	500	-
	$1,230	$-

Current liabilities – related parties

	June 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Yulan WU, legal representative of Beijing Fucheng	$-	$156
Beijing Internet New Network Technology Development Co., Ltd	-	7
	$-	$163

NOTE 13 — OPERATING LEASES

The Company follows ASC No. 842, Leases. The Company has operating leases for its office facilities. The Company’s leases have remaining terms of approximately 4 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of June 30, 2021 and December 31, 2020:

Assets/liabilities	June 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Assets
Right-of-use assets	$2,689	$291

Liabilities
Lease liability	$2,533	$164

The operating lease expenses for the six and three months ended June 30, 2021 and 2020 were as follows:

(USD in thousands)	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	$530	$45	$229	$23

Maturities of operating lease liabilities at June 30, 2021 were as follows:

Maturity of lease liabilities (USD in thousands) 12 months ending June 30,	Operating leases
(Unaudited)
2022	$1,171
2023	896
2024	272
2025	2
$2,341

Lease term and discount rate	June 30, 2021
(Unaudited)
Weighted-average remaining lease term (years) – operating leases	2
Weighted average discount rate – operating leases	6%

NOTE 14 — PROVISION FOR INCOME TAXES

A.	Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2019 and in the six months ended June 30, 2021 and 2020.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in the six months ended June 30, 2021 and 2020. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “Approved Enterprise Industrial Company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate. In addition, the tax rate that applies to Preferred Enterprises in preferred areas is 16%.

China:

The Company’s Chinese subsidiary in the PRC are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%.

B.	Provision for Taxes

(USD in thousands)	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current
Domestic	$43	$-	$43	$-
Foreign	31	6	180	5
Total	$74	$6	$223	$5
Deferred
Domestic	$-	$-	$-	$-
Foreign	(413)	-	(206)	-
Total	$(413)	$-	$(206)	$-

C.	Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2021 and December 31, 2020, deferred tax assets were included in long-term deposit and prepaid expenses, and the Company’s deferred taxes were in respect of the following:

	June 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Deferred tax assets
Provisions for employee rights and other temporary differences	$-	$129
Net operating loss carry forward	14,630	9,564
Valuation allowance	(14,500)	(9,564)
Deferred tax assets, net of valuation allowance	130	129
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	3,513	4,256
Deferred tax assets and liabilities, net	$(3,383)	$(4,127)

NOTE 15 — LEGAL PROCEEDINGS

In March 2017, MICT entered into the Sunrise Agreement with Sunrise through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the Reinstated Merger Agreement. There were also questions about the applicability of the Sunrise Agreement to the Merger, and whether or not Sunrise is properly owed any transaction fee upon the closing of the Merger. In order to resolve this matter, as of the date hereof, the parties have executed a settlement and release agreement for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Shares”), which Shares shall be delivered as follows: (i) 67.5% of the Shares to Amnon Mandelbaum; (ii) 7.5% of the Shares to INTE Securities LLC; and (iii) 25% of the Shares to Amini LLC). In addition, by no later than February 16, 2021, MICT shall issue 200,000 warrants to purchase 200,000 freely tradable registered shares of Common Stock of MICT and deliver original copies of such warrants within five business days of the date of issuance of the warrants. The shares issuable upon exercise of the warrants shall be registered on a registration statement. 150,000 of these warrants shall be issued to Amnon Mandelbaum; 50,000 of these warrants shall be issued to Amini LLC, or its designee as named in writing. Each warrant shall be exercisable into one share of registered common stock of MICT until one year after the date of issuance the warrants at an exercise price of $1.01 per share, and in any other respects on the same material terms and conditions as are applicable to MICT’s current outstanding warrants including, but not limited to, cashless exercise at all times from the date of issuance of the warrants until to the expiration dates of the warrants, certain exercise price adjustments, and other terms as are no less favorable to MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the shares, and shares underlying the warrants per the settlement agreement. The Sunrise parties notified MICT that it has breached the settlement agreement. Subsequently, on March 30, 2021, MICT and the Sunrise parties signed an amended settlement agreement whereby MICT has obligated to make a $1,000,000 payment by March 31, 2021 and the share dollar amount set forth above was reduced from $1,500,000 to $500,000. MICT made the $1,000,000 payment. Furthermore, if MICT is not able to file a registration statement with the SEC for the Shares by June 4, 2021, it was required to make a $600,000 payment to settle the matter in full and Sunrise will not receive any MICT shares. On July 1, 2021, MICT made the $600,000 payment since there was a disagreement as to whether or not the registration statement was timely filed.  This matter with Sunrise is now fully settled.

On September 22, 2020, the Company entered into a settlement and release agreement with Craig Marshak, or Marshak, in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to settlement and in consideration for a customary release and waiver for the benefit of MICT, MICT agreed to pay Marshak a sum of $125,000 in cash. Mr. Marshak then dismissed such claim. On January 15, 2021 the parties have executed an amendment to the settlement and release agreement for the payment to Marshak of $315,000 in exchange for the tender back of 60,000 of the Company’s share promised to Mr. Marshak as part of the settlement and release agreement. The $315,000 payment was made and this matter is settled in full.

On December 31, 2017, MICT, Enertec Systems 2001 Ltd., (“Enertec Systems”), previously our wholly-owned subsidiary, and Enertec Management Ltd., (“Enertec Management”) entered into a Share Purchase Agreement (the “Share Agreement”), with Coolisys Technologies Inc., (“Coolisys”), a subsidiary of DPW Holdings, Inc., Per the Share Agreement, Coolisys agreed to pay, at the closing (“Closing”)of the transaction, a purchase price of $5,250,000 and assume up to $4,000,000 of Enertec Systems’ debt. On May 22, 2018, MICT closed on the sale of all of the outstanding equity of Enertec.

Upon Closing, MICT received gross proceeds of approximately $4,700,000, of which 10% was to be held in escrow (“Escrow Amount’) for up to 14 months after the Closing in order to satisfy any potential indemnification claims. The final consideration amount was adjusted due to Enertec Systems; debts at the Closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec Systems’ debt.

In conjunction with, and as a condition to, the Closing, the Company, Enertec Systems, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and director, executed a consulting agreement, (“Consulting Agreement”). Pursuant to the Consulting Agreement, we, via Mr. Lucatz, provided Enertec Systems with certain consulting and transitional services over a 3 year period as necessary (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec Systems) paid us an annual consulting fee of $150,000 and issued to us 150,000 restricted shares of DPW Class A Common Stock, (the “DPW Shares”). The DPW Shares were issued in three equal installments, with the initial installment vesting the day after the Closing and the remaining installments vesting on each of the first two (2) anniversaries of the Closing. The rights and obligations under the Consulting Agreement were assigned back to Mr. Lucatz along with the DPW Shares.

Coolisys alleged the Company was in breach of the Share Agreement, and the Escrow Amount remained in escrow. On July 21, 2020, MICT management and MICT (the “Seller Parties”) received a statement of claim filed in the District Court of Tel Aviv by Coolisys against the Seller Parties and its Board members in the amount of approximately $2,500,000, (the “Claim”). Pursuant to the Claim, Coolisys alleged that certain misrepresentations in the Share Agreement resulted in losses to Coolisys and requested, among other things, that the Court instruct the release of the Escrow Amount held by the escrow agent to Coolisys.

The Company filed its defense to the Claim on December 15, 2020. Coolisys has asked for an extension to file its answer to our defense claim and the parties are currently negotiating the possibility of mediation prior to litigating the Claim in court. MICT has issued a notice of the Claim to its director and office insurance carrier seeking coverage. The insurance policies have been triggered, and the insurance companies are involved in the process. As of the date of hereof, the Escrow Amount remains in escrow, the annual consulting fee which the Company believes is due and payable by Coolisys (via Enertec Systems) under the Consulting Agreement have not been paid and certain shares of DPW due pursuant to the Consulting Agreement were never issued to MICT.

As of June 30, 2021 and December 31, 2020, there were approximately $477,000 was held in escrow and was presented as restricted cash escrow included in the non-current assets as well as the long-term escrow included in the non-current liabilities on the unaudited condensed consolidated balance sheets.

NOTE 16 — SUBSEQUENT EVENTS

On July 1, 2021, Bokefa, our fully owned subsidiary, entered into a transaction with the shareholders of All Weather Insurance Agency Co., Ltd (“All Weather”), a local Chinese entity with business and operations in the field of broker insurance. Pursuant to the transaction, we granted to the All Weather shareholders (the “Shareholders”) with a frame work loan (“Frame Work Loan”) in the total amount of up to RMB 30 million (approximately $4.7 million) (“Frame work Loan Amount”) which is designated, if exercised, to be used as working capital for All Weather. In consideration for the Frame Work Loan, the parties have entered into various additional agreements which include among other: (i) a pledge agreement pursuant to which the Shareholders have pledged their shares for the benefit of Bokefa in order to secure the amount drown from the Frame work Loan Amount (ii) exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire shares of All Weather from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement which include an exercise price not less than the maximum Frame work Loan Amount and the right to convert the Frame work Loan Amount into the purchased shares (iii) Entrustment Agreement and Power of Attorney Agreement pursuant to which the Shareholders irrevocably entrusted and appointed Bokefa as its proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the Shareholder’s equity interest in All Weather (iv) business cooperation agreement and a master exclusive service agreement which grants Bokefa with rights related to the All Weather business and operations designed to secure repayment of the Loan Amount. The transaction above was structured pursuant to a Variable Interest Entity (VIE) Structure (pursuant to which we do not technically hold the shares) and as a result in view of our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather controlling entity and primary beneficiary of the All Weather business.

In July 2021, our warrant holders exercised an aggregate of 784,562 warrants at an exercise price of $1.01, resulting in an issuance of an aggregate of 784,562 shares of common stock.

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

Overview

MICT, Inc (“MICT”, the “Company”, “We”, “us”, “our”) were formed as a Delaware corporation on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary Enertec Systems Ltd., we changed our name from Micronet Enertec Technologies, Inc. to MICT. Our shares have been listed for trading on The Nasdaq Capital Market under the symbol “MICT” since April 29, 2013.

MICT Telematics Ltd (“MICT Telematics”) is a holding company wholly-owned by MICT, established in Israel on December 31, 1991. On October 22, 1993, MICT Telematics Ltd established a wholly-owned holding company headquartered in Israel, MICT Management Ltd.

On June 10, 2020, MICT Telematics Ltd, our fully owned subsidiary, purchased 5,999,996 ordinary shares of Micronet Ltd. (“Micronet”) for aggregate proceeds of New Israeli Shekel (“NIS”) 1.8 Million (or $515,000) through tender offer issued by MICT Telematics. As a result, we have increased the ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 we have purchased through public offering consummated by Micronet on the TASE, 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000). as a result increased our ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares, and, as a result, MICT applied purchase accounting and began to consolidate Micronet beginning on such date. MICT recognized a $665,000, gain on previously held equity in Micronet.

On October 11, 2020, Micronet has consummated a public equity offering on the TASE, in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following the Micronet’s offering and as a result thereof including the purchase of Micronet shares, the exercise of our stock options and additional purchase of 115,851 Micronet shares from an individual seller our ownership interest in Micronet was diluted from 53.39% to 50.31% of the Micronet outstanding share capital. On May 9, 2021, following exercise of options by minority stockholders, the Company’s ownership interest was diluted to 49.88% and, as a result we no longer consolidate Micronet’s operating results in our financial statements. As of May 9, 2021, the Company accounted for the investment in Micronet using the equity method of accounting.

On June 16, 2021, Micronet announced that it completed a public equity offering on the Tel Aviv Stock Exchange (the “TASE”). Pursuant to the offering, Micronet sold an aggregate number of 18,400 securities units (the “Units”) at a price of NIS 14.6 per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of NIS 26,864,000 (approximately $8,290,000) in the Offering. The Company did not participate in the offering, and, as a result, the Company owned 36.95% of the outstanding ordinary shares of Micronet and 26.56% on a fully diluted basis as of June 30, 2021.

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

On February 1, 2019, BI Intermediate (Hong Kong) Limited (“BI Intermediate”) was incorporated in Hong Kong as a holding company wholly-owned by GFHI.

On October 2, 2020, BI Intermediate entered a strategic agreement (“Strategic Agreement”) to acquire, the entire share capital of Magpie Securities Limited (“Magpie”), a Hong Kong based securities and investments firm for a total purchase price of approximately $3.0 million (“Purchase Price”). Magpie is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China, including China A-Shares, all of which are the primary target markets for Company’s global fintech business. The Strategic Agreement provided that the acquisition shall be consummated in two phases, an initial purchase of 9% of the share capital of Magpie and thereafter, the remaining 91% of Magpie would be purchased by BI Intermediate upon, and subject to, the approval of the Hong Kong Securities and Futures Commission (SFC), the principal regulator of Hong Kong’s securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% of its acquisition and paid 9% of the Purchase Price. Additionally, pursuant to the Strategic Agreement upon the initial closing, BI Intermediate loaned Magpie an amount equivalent to the remaining 91% of the Purchase Price. Upon closing of the remaining 91%, which remains subject to SFC approval, the loan will be cancelled, and BI Intermediate will acquire the remaining 91% of Magpie. The loan was secured against the pledge of the 91% of the share capital of Magpie yet purchased at such time by BI Intermediate. The obligations of Magpie, the seller of the interests of Magpie, under the loan agreement have been guaranteed by the ultimate shareholder of Magpie. On February 26, 2021 we completed the 100% acquisition of Magpie. The acquisition was consummated following the receipt of approval from the SFC effecting the change in the substantial shareholder of Magpie. In the consideration for the entire share capital of Magpie, we paid a total Purchase Price of $2.947 million (reflecting the net asset value of Magpie estimated at $2.034 million recorded as a working capital, and a premium $902 thousands that were recorded as a license in the Intangible assets). The Company, through and together with the Company’s wholly owned subsidiaries, Beijing Magpie Securities Consulting Services Co., Ltd (“Beijing Magpie”) and Shenzhen Magpie Information Consulting Technology Co., Ltd (“Shenzhen Magpie”), is in the process of integrating its mobile app supporting platform with Magpie’s licensed trading assets.

Upon completion of the Magpie acquisition, we were able to obtain the licenses and permits needed for operating online platform. After the appropriate testing to ensure scale and reliability of the system is complete, we will be in a position to notify the Hong Kong regulator of our intended launch date. Our initial plan is to launch the online stock trading platform in Hong Kong.

On December 11, 2019, Bokefa Petroleum and Gas Co., Ltd (“Bokefa Petroleum”) was incorporated in Hong Kong as a holding Company, which is wholly-owned by BI Intermediate. On October 22, 2020 and March 8, 2021, Bokefa Petroleum established another two holding companies, Shanghai Zheng Zhong Energy Technologies Co., Ltd (“Shanghai Zheng Zhong”) and Tianin Bokefa Technology Co., Ltd. (“Bokefa”).

On January 1, 2021, we have entered into a transaction through Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we have granted to the Guangxi Zhongtong shareholders (the “Shareholders”) with a frame work loan (“Frame Work Loan”) in the amount of up to RMB 40 million (approximately $6,125,000) (“Frame Work Loan Amount”) which is designated, if exercised, to be used as working capital loan for Guangxi Zhongtong. As of June 30, 2021, only RMB 1,800,000 (approximately $275,000) was drawn down from our the Frame Work Loan for working capital and approximately $500,000 drawn down from our Frame work Loan as loans to shareholders of Guangxi Zhongtong as stipulated in the agreement. In the consideration for the Frame Work Loan, the parties have entered into various additional agreements which include among other: (i) a pledge agreement pursuant to which the Shareholders have pledged their shares for the benefit of  Bokefa in order to secure the amount drown from the Frame work Loan Amount  (ii) exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire shares of Guangxi Zhongtong from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement which include an exercise price not less than the maximum Frame work Loan Amount and the right to convert the Frame work Loan Amount into the purchased shares (iii) Entrustment Agreement and Power of Attorney Agreement pursuant to which the Shareholders irrevocably entrusted and appointed Tianjin Bokefa as its proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the Shareholder’s equity interest in Guangxi Zhongtong (iv) business cooperation agreement and a master exclusive service agreement which grants Bokefa with rights related to the Guangxi Zhongtong business and operations designed to secure repayment of the Loan Amount.

This transaction was structured pursuant to a Variable Interest Entity (“VIE”) Structure (in which we do not hold the shares). As such, and in view of our direct ownership in Bokefa and its contractual arrangements with Guangxi Zhongtong, we are regarded as Guangxi Zhongtong’s controlling entity and primary beneficiary of the Guangxi Zhongtong business. We have, therefore, consolidated the financial position and operating results of Guangxi Zhongtong in our consolidated financial statements, using the fair value of the assets and liabilities of Guangxi Zhongtong, in accordance with U.S. GAAP. Please see below for VIE related disclosure.

Beijing Fucheng Lianbao Technology Co., Ltd (“Beijing Fucheng”) is an entity incorporated on December 29, 2020, in which Tianjin Bokefa Technology Co., Ltd (“Bokefa”) owns 24% equity interest with the remaining 76% controlled by Bokefa through VIE agreements. On February 10, 2021, Beijing Fucheng acquired all of the shares of Beijing Yibao Technology Co., Ltd., (“Beijing Yibao”) who hold 100% in the equity interest of Beijing Fucheng Insurance Brokerage Co., Ltd. (“Fucheng Insurance”). Fucheng Insurance is a Chinese insurance brokerage agency and is a nation-wide licensed entity which offers insurance brokerage services for a broad range of insurance products. The Fucheng Insurance, through their nationwide license, will give us flexibility to offer and create tailor-made insurance products, to leverage directly to customers or through distribution partners and procure better deals with both our existing and new insurance company partners. The Fucheng Insurance further enables us to accelerate the onboarding of new agents throughout China onto our platforms. It also creates the opportunity to promote our business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. When Fucheng Insurance initiates its nationwide rollout of its mobile application, it will facilitate access to those portals’ vast customer bases, which will offer MICT’S full complement of insurance products. Beijing Fucheng shares were acquired for approximately $5.7 million, and funded through MICT. For further information please refer to Note 7.

From January through June 2021, Shenzhen Bokefa Technology Co., Ltd (“Shenzhen Bokefa”) and Tianjin Dibao Technology Co., Ltd was established under BI Intermediate as holding companies to further develop the Company’s business in China.

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

We implemented our plans taking advantage of Intermediate experience and experience in local markets in China, and through the Company’s operating subsidiaries which have begun to secure material contracts in fast growing market segments in China.

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

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of June 30, 2021:

VIE agreements with Guangxi Zhongtong:

On January 1, 2021, Tianjin Bokefa Technology Co. Ltd (“Bokefa”) the wholly foreign-owned enterprise (“WFOE”), Guangxi Zhongtong, and nominee shareholders of Guangxi Zhongtong entered into six agreements, and are described in detail below, pursuant to which Bokefa is deemed to have controlling financial interest and be the primary beneficiary of Guangxi Zhogntong, and, therefore, Guangxi Zhongtong is deemed a VIE of Bokefa:

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Guangxi Zhongtong. The effective term of the loan agreement is unlimited, and the agreement shall terminate when the shareholders repay the loan. The loan should be solely used as Guangxi Zhongtong’s operating purpose, and should be exclusively repaid by transferring shares of Guangxi Zhongtong to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all the equity interest of Guangxi Zhongtong to Bokefa in accordance with relevant laws and the provisions as provided in the agreement, or upon written notice by Bokefa to shareholders. In consideration of Bokefa’s finance support in terms of loan arrangement, the shareholder have agreed to grant Bokefa exclusively an option to purchase the equity interest. Distribution of residual profit, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, Guangxi Zhongtong is obliged to distribute profit to the shareholders of Guangxi Zhongtong, who must remit to Bokefa immediately Guangxi Zhongtong and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Guangxi Zhongtong’s business operation.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholder pledged all its equity interest in Guangxi Zhongtong to Bokefa as a security for the obligations in the other agreements. Bokefa has the right to receive dividends of the pledged shares; and all shareholders are required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Guangxi Zhongtong and its shareholders agree that the legal person, directors, general manager and other senior officers of Guangxi Zhongtong should be appointed or elected by Bokefa. Guangxi Zhongtong and its shareholders agree that all financial and operational decisions of Guangxi Zhongtong should be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended unlimited times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and supporting services to Guangxi Zhongtong and Guangxi Zhongtong agrees to pay service fees to Bokefa.

VIE agreements with Beijing Fucheng:

On December 31, 2020, Tianjin Bokefa Technology Co. Ltd (“Bokefa”) the WOFE, Beijing Fucheng, and a shareholder of Beijing Fucheng entered into six agreements, and such agreements are described in detail below, pursuant to which Bokefa is deemed to have controlling financial interest and be the primary beneficiary of Beijing Fucheng, and, therefore, Beijing Fucheng is deemed a VIE of Bokefa. Beijing Fucheng was incorporated on December 29, 2020 and had no assets or liabilities as of December 31, 2020.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Beijing Fucheng. The effective term of the loan agreement is unlimited, and the agreement terminates when the shareholder repays the loan. The loan should be solely used as Beijing Fucheng’s operating purpose, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all the equity interest of Bejing Fucheng to Bokefa in accordance with relevant laws and the provisions as provided in the agreement, or upon written notice by Bokefa to shareholder. In consideration of Bokefa’s finance support in terms of loan arrangement, the shareholder have agreed to grant Bokefa exclusively an option to purchase the equity interest. Distribution of residual profit, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, Beijing Fucheng is obliged to distribute profit to the shareholders of Beijing Fucheng, who must remit to Bokefa immediately Beijing Fucheng and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Beijing Fucheng’s business operation.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated.Pursuant to the agreement, the shareholder pledged all its equity interest in Beijing Fucheng to Bokefa as a security for the obligations in the other agreements. Bokefa has the right to receive dividends of the pledged shares; and all shareholder is required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Beijing Fucheng and its shareholder agree that the legal person, directors, general manager and other senior officers of Beijing Fucheng should be appointed or elected by Bokefa. Beijing Fucheng and its shareholder agree that all financial and operational decisions of Beijing Fucheng should be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended unlimited times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and supporting services to Beijing Fucheng and Beijing Fucheng agrees to pay service fees to Bokefa.

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

●

Stock-based compensation - is share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

●	Options-based compensation – Refers to compensation components which includes stock options awards granted to certain employees, officers, directors or consultants of the Company. This is a non cash personal compensation component for our employees, officers, directors or consultants and its cost to the Company is calculated based on B&S. This these costs attributed to the grant of stock options are irrelevant to the forward-looking analyses and are not necessarily linked to our operational performance.

The following table reconciles, for the periods presented, GAAP net loss attributable to MICT to non-GAAP net income attributable to MICT. and GAAP loss per diluted share attributable to MICT to non-GAAP net loss per diluted share attributable to MICT.:

	Six months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2021	2020
GAAP net loss attributable to MICT, Inc.	$(22,857)	$(1,408)
Amortization of acquired intangible assets	1,568	-
Expenses related to settlement agreements	532	-
Options- based compensation	458	-
Stock-based compensation	8,368	-
Income tax-effect of above non-GAAP adjustments	(414)	-
Total Non-GAAP net loss attributable to MICT, Inc.	$(12,345)	$(1,408)

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.12)	$(0.13)
Weighted average common shares outstanding used in per share calculations	102,992,830	11,092,144
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.22)	$(0.12)
Weighted average common shares outstanding used in per share calculations	102,992,830	11,092,144

	Three months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2021	2020
GAAP net loss attributable to MICT, Inc.	$(18,396)	$227
Amortization of acquired intangible assets	782	-
Expenses related to settlement agreements	67	-
Options- based compensation	458	-
Stock-based compensation	8,368	-
Income tax-effect of above non-GAAP adjustments	(215)	-
Total Non-GAAP net loss attributable to MICT, Inc.	$(8,936)	$227

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.08)	$0.02
Weighted average common shares outstanding used in per share calculations	117,634,776	11,094,784
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.16)	$0.02
Weighted average common shares outstanding used in per share calculations	117,634,776	11,094,784

Results of Operations

Three and Six Months Ended June 30, 2021, Compared to Three and Six Months Ended June 30, 2020.

As of June 23, 2020, we increased our ownership interest in Micronet to over 50% and started to consolidate Micronet’s operations into our financial statements up until May 9, 2021 when our ownership in Micronet was diluted to less than 50%. In addition, on July 1, 2020, we completed a merger transaction for the acquisition (the “Acquisition”) of GFH Intermediate Holdings Ltd. (“GFHI”) As a result of the Acquisition, we are consolidating the financial results of GFHI as of the date the Acquisition was completed and for the period thereafter. Beginning December 2020, we launched our insurance platform operated by GFHI for the Chinese market and have been generating revenues in GFHI in this segment of operations. During the first quarter of 2021, as described above, we entered into a certain transaction with Guang Xi Zhong Tong, Beijing Fucheng Lianbao Technology Co., Ltd. and completed the acquisition of Magpie Securities Ltd. which operates in the field of securities trading platforms. As a result of these transactions, we have started to consolidate the financial results of these companies and business lines into our business.

These business activities conducted by MICT in combination with the completion of the above acquisitions, contributed to the following P&L items:

Revenues

Net revenues for the three and six months ended June 30, 2021 were $12,341,000 and $21,276,000, respectively, compared to $0 and $0 for the three and six months ended June 30, 2020, respectively. This represents an increase of $12,341,000 and $21,276,000, respectively, for the three and six months ended June 30, 2021, respectively.

Net revenues related to the MRM segment for the three and six months ended June 30, 2021 were $0 and $726,000, respectively, as compared to no revenues for the three and six months ended June 30, 2020 and reflects an increase of $0 and $726,000, respectively, for the three and six months ended June 30, 2021. The increase is attributed to the consolidation of the MRM Segment (Micronet) results as of the second quarter of 2020 and the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021. Micronet did not generate any revenue during the second quarter of 2020 or since the beginning of the second quarter of 2021 until its deconsolidation.

Net revenues related to the verticals and technology segment for the three and six months ended June 30, 2021 were $12,341,000 and $20,550,000, respectively, as compared to no revenues for the three and six months ended June 30, 2020, and reflects an increase of $12,341,000 and $20,550,000, respectively, for the three and six months ended June 30, 2021. The increase is attributed to the consolidation of the GFH results as of July 1, 2020 and revenues generated as a result of certain commercial and business combination transaction entered by the Company during the first quarter of 2021 (as further detailed above).

Cost of revenues

Cost of revenues for the three and six month ended June 30, 2021 were $11,675,000 and $18,667,000, respectively, compared to $0 and $0 for the three and six month ended June 30, 2020, respectively. This represents an increase of $11,675,000 and $18,667,000, respectively, for the three and six month ended June 30, 2021 as compared to the same period last year.

Cost of revenues related to the MRM segment for the three and six months ended June 30, 2021 were $0 and $716,000, respectively, as compared to no cost of revenues for the three and six months ended June 30, 2020 and reflects an increase of $0 and $716,000, respectively, for the three and six months ended June 30, 2021. The increase is attributed to the consolidation of the MRM segment (Micronet) results as of the second quarter of 2020 and the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021.

Cost of revenues related to the verticals and technology segment for the three and six months ended June 30, 2021, respectively, were $11,675,000 and $17,951,000, as compared to $0 and $0 for the three and six months ended June 30, 2020, respectively, and reflects an increase of $11,675,000 and $17,951,000, for the three and six months ended June 30, 2021, respectively. The increase is attributed to the consolidation of the GFH results as of July 1, 2020 and revenues generated as a result of certain commercial and business combination transaction entered by the Company during the first quarter of 2021 (as further detailed above).

Gross profit

Gross profit for the three and six month ended June 30, 2021 were $666,000 and $2,609,000, respectively ,and represents 5% and 12% of the revenues, respectively. This is in comparison to gross profit of $0 and $0 for the three and six month ended June 30, 2020, respectively. With the development of our vertical and technology segment, our gross profit increased accordingly.

Selling and Marketing Expenses

Selling and Marketing costs are part of operating expenses. Selling and marketing cost for the three and six month ended June 30, 2021, were $1,351,000 and $2,352,000, respectively, as compared to expenses of $0 and $0 for three and six month ended June 30, 2020, respectively. This represents an increase of $1,351,000 and $2,352,000, respectively, for the three and six month ended June 30, 2021 as compared to the same period last year. The increase is attributed to the consolidation of the GFH results as of July 1, 2020 and expenses generated as a result of certain commercial and business combination transaction entered by the Company during the first quarter of 2021 (as further detailed above).

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the three and six month ended June 30, 2021 were $14,853,000 and $19,421,000, respectively, compared to $668,000 and $1,438,000 for the three and six month ended June 30, 2020, respectively. This represents an increase of $14,185,000 and $17,983,000, respectively, for the three and six month ended June 30, 2021 as compared to the same period last year. The increase is mainly a result of (i) the acquisitions as noted above, and (ii) an increase in retaining professional advice from various service providers, advisors and professionals in connection with the consummation of the public offering closed in February 2021 and March 2021; and (iii) an increase associated with the D&O insurance (iv) issuance costs of shares and options to Directors officers and employees.

Research and Development Expenses

Research and development expenses are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three and six month ended June 30, 2021 were $388,000 and $619,000, respectively, compared to $0 and $0 for the three and six month ended June 30, 2020, respectively. This represents an increase of $388,000 and $619,000, respectively, for the three and six month ended June 30, 2021, as compared to the same period last year. The increase is attributed to the consolidation of the GFH results as of July 1, 2020 and expenses generated as a result of certain commercial and business combination transaction entered by the Company during the first quarter of 2021 (as further detailed above).

Loss from Operations

Our loss from operations for the three and six month ended June 30, 2021 were $16,569,000 and $21,352,000, respectively, compared to loss from operations of $668,000 and $1,438,000, for the three and six month ended June 30, 2020, respectively. The increase in loss from operations is mainly a result of the acquisitions as mention above, as well as the increase in general and administrative costs as explained in the general and administrative section above.

Financial Expenses, net

Financial (income) expenses, net for the three and six months ended June 30, 2021 were $(291,000) and $275,000 compared to $(381,000) and $(157,000) for the three and six months ended June 30, 2020, respectively. This represents an increase in financial expenses of $90,000 and $432,000, for the three and six months ended June 30, 2021. The increase in financial expenses, net for the six months ended June 30, 2021, is primarily due to changes in currency exchange rates.

Net Income (Loss) Attributed to MICT, Inc.

Our net income (loss) attributed to MICT, Inc. for the three and six months ended June 30, 2021, respectively, was $(18,396,000) and $(22,857,000), compared to 227,000 and $(1,408,000), for the three and six months ended June 30, 2020, respectively. This represents a decrease of $18,623,000 and $21,449,000 for the three and six months ended June 30, 2021, respectively, as compared to the same period last year. The decrease for the three and six months ended June 30, 2021 is mainly a result of loss on previously held equity in Micronet in the amount of $1,934,000 and our share in investee losses from Micronet of $163,000, and increase in operating expenses.

Liquidity and Capital Resources

As of June 30, 2021, our total cash balance was $114,183,000, as compared to $29,049,000 as of December 31, 2020. This reflects an increase of $85,134,000 in cash for the reasons described below.

Sales of our Securities

On November 2, 2020 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement” or the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and one warrant to purchase 0.8 of one share of Common Stock (each, a “Warrant”). at a purchase price of $2.50 per Unit. The Warrants are exercisable six months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the Warrants become exercisable. The closing of the sale of Units pursuant to the Securities. Purchase Agreement occurred on November 4, 2020. By December 31, 2020, the Company had received a total of $22.325 million in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The remaining gross proceeds, in the additional aggregate amount of $2.675 million, were received by the Company on March 1, 2021 and in consideration for such proceeds, the Company issued the remaining 2,400,000 units.

On February 11, 2021, the Company announced that it has entered into a Securities Purchase Agreement (the “February Purchase Agreement”) with certain institution investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A Warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B Warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “February Offering”). The gross proceeds to the Company from the February Offering were expected to be approximately $60.0 million. The Series A Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B Warrants will be exercisable six months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance. The Company received net proceeds of $54.0 million on February 16, 2021 after deducting the Placement Agent’s fees and other expenses.

On March 2, 2021, the Company entered into a securities purchase agreement (“March Securities Purchase Agreement”) with certain investors for the purpose of raising approximately $54.0 million in gross proceeds for the Company. Pursuant to the terms of the March Securities Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 19,285,715 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $2.675 per Share and in a concurrent private placement, warrants to purchase an aggregate of 19,285,715 shares of common stock, at a purchase price of $0.125 per Warrant, for a combined purchase price per Share and Warrant of $2.80 (the “Purchase Price”) which was priced at the market under Nasdaq rules. The Warrants are immediately exercisable at an exercise price of $2.80 per share, subject to adjustment, and expire five years after the issuance date. The closing date for the transaction consummated under the March Securities Purchase Agreement was on March 4, 2021. The Company received net proceeds of $48.69 million on March 4, 2021, after deducting the Placement Agent’s fees and other expenses.

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

Debt Repayment

As of June 30, 2021, our total debt, was $0 as compared to $884,000 on December 31, 2020. The change in total debt is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of June 30, 2021, our total current assets were $133,779,000, as compared to $33,680,000 on December 31, 2020. The increase is mainly due to the increase in our cash as described above.

Our trade accounts receivable at June 30, 2021, were $16,052,000 as compared to $523,000 at December 31, 2020. The increase is due to consolidation of GFH financial reports.

As of June 30, 2021, our working capital was $118,492,000, as compared to $26,693,000 at December 31, 2020. The increase is mainly due to the increase in our cash as described above.

	For the Six Months Ended June 30,
	2021	2020
	USD in thousands	USD in thousands
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(24,449)	$(1,690)
Net Cash Used in Investing Activities	(5,857)	(374)
Net Cash Provided by Financing Activities	115,440	8,572
Cash and restricted cash at Beginning of Period	29,526	3,676
Cash and restricted cash at end of period	$114,660	$10,184

Cash Flow in Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $24,449,000, which consists of the net cash used in operating activities of $1,147,000 and with net loss of $23,302,000. The total net cash used in operating activities primarily consisted of: (1) Stock-based compensation for employees and consultants of $(458,000), (2) Loss from loss of control in Micronet of $(1,934,000), (3) Loss from equity investment of $(163,000), (4) Depreciation and amortization of $ (1,648,000), (5) Changes in assets and liabilities of $ 5,350,000.

For the six months ended June 30, 2020, net cash used in operating activities was $1,690,000, which consists of the net cash used in operating activities of $282,000 and with net loss of $1,408,000. The total net cash used in operating activities primarily consisted of: (1) Gain on previously held equity interest in Micronet of $665,000, (2) Stock-based compensation for employees and consultants of $ (69,000), (3) Loss from equity investment of $(786,000), (4) Impairment of equity and loan method investment in Micronet of $271,000, (5) Interest and exchange rate differences on loans of $(85,000), (6) Depreciation and amortization of $ (3,000), (7) Changes in assets and liabilities of $289,000.

Cash Flow in Investing Activities

For the six months ended June 30, 2021, we had net cash used in investing activities of $5,857,000, which consisted of the net cash used in investing activities of $3,097,000, deconsolidation of Micronet operations of $2,466,000, and purchase of property and equipment of $294,000. The majority net cash used in investing was for the investment in new companies and expansion of business activities.

For the six months ended June 30, 2020, we had net cash used in investing activities of $374,000, which consisted of the net cash used in additional investment of Micronet of $247,000, loan to Micronet of $125,000, and purchase of property and equipment of $2,000.

Cash Flow in Financing Activities

For the six months ended June 30, 2021, we had net cash provided by financing activities of $115,440,000, which primarily consisted of: (1) Proceeds from issuance of shares and warrants of $113,741,000 from our public offering in February and March 2021; (2) proceeds from the exercise of warrants of $1,894,000; (3) Repayment of current maturity of long-term bank loans of $(195,000).

For the six months ended June 30, 2020, we had net cash provided by financing activities of $8,572,000, which primarily consisted of receipt of loans from others, net of $8,141,000 and Proceeds from issuance of shares and warrants of $22,000 and issuance of convertible preferred shares net of $409,000.

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

Critical Accounting Policies

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2014-09. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. We adopted Topic 606 on January 1, 2018 using the modified retrospective transition method, and the adoption did not have a material impact on our consolidated financial statements.

We recognize revenue which represents the transfer of goods and services to customers in an amount that reflects the consideration to which we expect to be entitled in such exchange. We identify contractual performance obligations and determines whether revenue should be recognized at a point in time or over time, based on when control of goods and services are provided to customers.

We use a five-step model to recognize revenue from customer contracts. The five-step model requires us to (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur; (iv) allocate the transaction price to the respective performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation.

We derive our revenues from sales contracts with our customers with revenues being recognized upon performance of services. Our contracts with customers generally do not include a general right of return relative to the delivered products or services. We applied practical expedient when sales taxes were collected from customers, meaning sales tax is recorded net of revenue, instead of cost of revenue, which are subsequently remitted to governmental authorities and are excluded from the transaction price.

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

The Company’s revenues are generated from: a) providing customers with marketing promotion and information drainage services, which is to charge information service fees according to the customer traffic information provided to customers with business needs; b) to providing insurance brokerage services or insurance agency services on behalf of insurance carriers. With respect to the information drainage services and insurance brokerage services applicable to revenue recognition U.S. GAAP requirements, the company implements a revenue recognition policy pursuant to which it recognizes its revenues at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products are transferred to its customers. Our performance obligation to the insurance carrier is satisfied and commission revenue is recognized at the point in time when an insurance policy becomes effective. The Company provides customers with information drainage services and settles service charges with customers on the monthly basis. Performance obligation is satisfied overtime during the contract term.

In accordance with ASC 606-10-55, Revenue Recognition: Principal Agent Considerations, the Company considers several factors in determining whether it acts as the principal or as an agent in the arrangement of merchandise sales and provision of various related services and thus whether it is appropriate to record the revenues and the related cost of sales on a gross basis or record the net amount earned as service fees. For insurance brokerage services, we have identified our promise to sell insurance policies on behalf of the insurance carriers as the performance obligation in our contracts with the insurance carriers.

Investments

The Company’s long-term investments consist of equity investments in privately held entities accounted for using the measurement alternative and equity investments accounted for using the equity method. On January 1, 2018, the Company adopted ASU 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. According to the guidance, the Company accounts for the equity investments at fair value, with gains and losses recorded through net earnings. The Company elected to measure certain equity investments without readily determinable fair value at cost, less impairments, plus or minus observable price changes and assess for impairment quarterly.

The Company accounts for its equity investment over which it has significant influence but does not own a majority equity interest or otherwise control, using the equity method. The Company adjusts the carrying amount of the investment and recognizes investment income or loss for its share of the earnings or loss of the investee after the date of investment. The Company assesses its equity investment for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, operating performance of the entity, including current earnings trends and undiscounted cash flows, and other entity-specific information. The fair value determination, particularly for investments in a privately held entity, requires judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investment and determination of whether any identified impairment is other-than-temporary.

Operating leases

The Company follows ASC No. 842, Leases. The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use assets (“ROU assets”) represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Darren Mercer, the Company’s Interim Chief Executive Officer, and Mrs. Moran Amran, the Company’s Controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No change has occurred in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other.

On July 6, 2021, MICT, Inc.’s (the “Company”) audit committee terminated the Company’s engagement with Ziv Haft, a BDO Member Firm (“Ziv Haft”) as the Company’s independent registered public accounting firm, effective immediately. The Company’s business focus has shifted to China and Hong Kong, and decided to engage Friedman LLP, who has a strong practice representing Chinese based operating companies listed on Nasdaq. Additionally, Friedman LLP is able to fully comply with the newly passed Holding Foreign Companies Accountabilities Act (“HFCAA”).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, MICT, Intermediate and/or Micronet may become subject to litigation incidental to its business.

In March 2017, MICT entered into an merger agreement (“Merger Agreement” or “Merger”) with Sunrise (“Sunrise”) through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities. These opportunities included: a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed on the fee amount that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There were also questions about whether or not Sunrise was owed any transaction fee upon the closing of the Merger. In order to resolve this matter, as of the date hereof, the parties have executed a settlement and release agreement (“Settlement Agreement”) for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Settlement Shares”), which Settlement Shares shall be delivered as follows: (i) 67.5% of the Settlement Shares to Amnon Mandelbaum; (ii) 7.5% of the Settlement Shares to INTE Securities LLC; and (iii) 25% of the Settlement Shares to Amini LLC). In addition, no later than February 16, 2021, MICT was to issue 200,000 purchase warrants (“Warrants”) to purchase 200,000 freely tradable registered shares of Common Stock of MICT and deliver original copies of such Warrants within five business days of the date of issuance of the Warrants. The shares issuable upon exercise of the Warrants shall be registered via a registration statement on Form S-1. 150,000 of these Warrants shall be issued to Amnon Mandelbaum; 50,000 of these Warrants shall be issued to Amini LLC, or its designee as named in writing. Each Warrant shall be exercisable into one share of registered Common Stock of MICT until one year after the date the Warrants issuance, at an exercise price of $1.01 per share. In all other respects, these Warrants contain the same material terms and conditions as are applicable to MICT’s current outstanding Warrants including, but not limited to, cashless exercise at all times from the date of issuance of the Warrants until to the expiration dates of the Warrants, certain exercise price adjustments, and other terms as are no less favorable to MICT’s recently issued Common Stock Purchase Warrant Agreements. MICT was not able to timely file a registration statement to register the shares, and shares underlying the Warrants per the Settlement Agreement. The Sunrise parties notified MICT that we are in breach of the Settlement Agreement. Subsequently, on March 30, 2021, MICT and the Sunrise parties signed an amended settlement agreement (“Amended Settlement Agreement”) whereby MICT was required to make a $1,000,000 payment to Sunrise by March 31, 2021 and the Settlement Share dollar amount set forth above was reduced from $1,500,000 to $500,000. Furthermore, if MICT is not able to file a registration statement with the Securities and Exchange Commission for the Settlement Shares by June 4, 2021, we were required to make a $600,000 payment to settle the matter in full and Sunrise would not receive any MICT Settlement Shares. On July 1, 2021, MICT made the $600,000 payment since there was a disagreement as to whether or not the registration statement was timely filed.  This matter with Sunrise is now fully settled.

On September 22, 2020, the Company entered into a settlement and release agreement (“Release Agreement”) with Craig Marshak, (“Marshak”), in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to the Release Agreement, MICT agreed to pay Marshak a sum of $125,000 in cash. On January 15, 2021 the parties executed an amendment to the Release Agreement whereby MICT agreed to pay Marshak a sum of $315,000 in cash by February 23, 2021. Marshak then dismissed his claim.

In March 2017, Micronet received notice from a previous customer, (the Complainant) relating to tests performed by the Complainant which allegedly revealed a defect in the materials included in the battery integrated into a certain product of Micronet. The Complainant then filed a complaint (“Complaint”) with the United States National Highway Traffic Safety Administration (the “Regulator”). The Complaint referred to an old product of Micronet. The Complainant had similar problems with the specific product named in the Complaint, which were covered under the product’s warranty. MICT fixed the problem, changed the battery and updated the software. Independent tests to examine the Complainant’s issues (including addressing the issue with the battery manufacturer) did not demonstrate any significant evidence supporting the claim made by the Complainant. Micronet has engaged with the Regulator in discussions and as of the date hereof Micronet has not receive any demand, or other formal response from the Regulator. Currently, the Complainant has refused any payment from MICT, and each party reserved its claims in this matter.

In February 2020, a former employee of Micronet filed a claim against Micronet in the Israeli Labor Court for a total amount of USD $150,000. He alleged that he is entitled to receive various salary payments and social benefits which were not previously paid to him. In response to the claim, Micronet has filed its defense. The claim is currently being litigated, and the parties are currently submitting their affidavits in connection with the claim.

In June 2020, the previous Chief Executive Officer (“CEO”) of Micronet’s subsidiary in the U.S. sent a demand letter, addressed to Micronet, claiming he was owed compensation and severance due to Micronet’s breach of his employment agreement. He demanded a sum of USD $230,000 as a severance payment. On February 17, 2021, the parties executed a settlement and release agreement in consideration for the payment of USD $90,000 by Micronet to the previous CEO and each signed a mutual waiver and release of claims.

Sale of Enertec Systems 2001 Ltd.

On December 31, 2017, MICT, Enertec Systems 2001 Ltd., (“Enertec Systems”), previously our wholly-owned subsidiary, and Enertec Management Ltd., (“Enertec Management”) entered into a Share Purchase Agreement (the “Share Agreement”), with Coolisys Technologies Inc., (“Coolisys”), a subsidiary of DPW Holdings, Inc., Per the Share Agreement, Coolisys agreed to pay, at the closing (“Closing”)of the transaction, a purchase price of $5,250,000 and assume up to $4,000,000 of Enertec Systems’ debt. On May 22, 2018, MICT closed on the sale of all of the outstanding equity of Enertec.

Upon Closing, MICT received gross proceeds of approximately $4,700,000, of which 10% was to be held in escrow (“Escrow Amount’) for up to 14 months after the Closing in order to satisfy any potential indemnification claims. The final consideration amount was adjusted due to Enertec Systems; debts at the Closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec Systems’ debt.

In conjunction with, and as a condition to, the Closing, the Company, Enertec Systems, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and director, executed a consulting agreement, (“Consulting Agreement”). Pursuant to the Consulting Agreement, we, via Mr. Lucatz, provided Enertec Systems with certain consulting and transitional services over a 3 year period as necessary (but in no event to exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec Systems) paid us an annual consulting fee of $150,000 and issued to us 150,000 restricted shares of DPW Class A Common Stock, (the “DPW Shares”). The DPW Shares were issued in three equal installments, with the initial installment vesting the day after the Closing and the remaining installments vesting on each of the first two (2) anniversaries of the Closing. The rights and obligations under the Consulting Agreement were assigned back to Mr. Lucatz along with the DPW Shares.

Coolisys alleged the Company was in breach of the Share Agreement, and the Escrow Amount remained in escrow. On July 21, 2020, MICT management and MICT (the “Seller Parties”) received a statement of claim filed in the District Court of Tel Aviv by Coolisys against the Seller Parties and its Board members in the amount of approximately $2,500,000, (the “Claim”). Pursuant to the Claim, Coolisys alleged that certain misrepresentations in the Share Agreement resulted in losses to Coolisys and requested, among other things, that the Court instruct the release of the Escrow Amount held by the escrow agent to Coolisys.

The Company filed its defense to the Claim on December 15, 2020. Coolisys has asked for an extension to file its answer to our defense claim and the parties are currently negotiating the possibility of mediation prior to litigating the Claim in court. MICT has issued a notice of the Claim to its director and office insurance carrier seeking coverage. The insurance policies have been triggered, and the insurance companies are involved in the process. As of the date of hereof, the Escrow Amount remains in escrow, the annual consulting fee which the Company believes is due and payable by Coolisys (via Enertec Systems) under the Consulting Agreement have not been paid and certain shares of DPW due pursuant to the Consulting Agreement were never issued to MICT.

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

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: August 16, 2021	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Interim Chief Executive Officer

Date: August 16, 2021	By:	/s/ Moran Amran
		Name:	Moran Amran
		Title:	Controller (Principal Financial and Accounting Officer)