Form 10-Q
period 2021-09-30
MICT, Inc.
filed 2021-11-16
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2021

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

As of November 12, 2021, there were 122,435,576 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$105,289	$29,049
Trade accounts receivable, net	20,644	523
Inventories	-	2,002
Other current assets	10,214	1,756
Related parties	2,167	-
Held for sales assets	-	350
Total current assets	138,314	33,680

Property and equipment, net	631	417
Intangible assets, net	18,808	17,159
Goodwill	19,788	22,405
Investment and loan to Magpie (formerly: Huapei)	-	3,038
Right-of-use assets	2,657	291
Long-term deposit and prepaid expenses	188	266
Micronet Ltd. equity method investment	1,764	-
Restricted cash escrow	-	477
Total long-term assets	43,836	44,053

Total assets	$182,150	$77,733

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2021	December 31, 2020
LIABILITIES AND EQUITY

Current maturity of long term bank loans	$-	$884
Trade accounts payable	18,520	838
Related party	-	163
Lease liabilities- current portion	1,573
Other current liabilities	5,241	5,102
Total current liabilities	25,334	6,987

Long term escrow	-	477
Lease liabilities	1,132	164
Deferred tax liabilities	3,323	4,256
Accrued severance pay	54	153
Total long-term liabilities	4,509	5,050
Total liabilities	29,843	12,037

Stockholders’ Equity:
Common stock; $0.001 par value, 250,000,000 shares authorized, 122,435,576 and 68,757,450 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	122	68
Additional paid in capital	220,660	102,333
Capital reserve related to transaction with the minority shareholder	-	(174)
Accumulated other comprehensive loss	(323)	(196)
Accumulated deficit	(68,151)	(39,966)
MICT, Inc. stockholders’ equity	152,308	62,065

Non-controlling interests	(1)	3,631

Total equity	152,307	65,696

Total liabilities and equity	$182,150	$77,733

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD In Thousands, Except Share and Earnings Per Share Data)

	Nine months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020

Net revenues	$39,791	$349	$18,515	$349
Cost of revenues	34,436	347	15,769	347
Gross profit	5,355	2	2,746	2

Operating expenses:
Research and development	1,015	230	396	230
Selling and marketing	3,874	69	1,521	69
General and administrative	26,039	6,337	6,618	4,899
Amortization of intangible assets	2,301	820	732	820
Total operating expenses	33,229	7,456	9,267	6,018

Loss from operations	(27,874)	(7,454)	(6,521)	(6,016)
Gain (loss) from equity investment	636	(786)	799	-
Other income (expenses), net	70	138	(13)	138
Financial income (expenses), net	61	(8,803)	336	(8,960)
Gain (loss) of control in equity investment held in Micronet	(1,934)	665	-	-
Income (loss) before provision for income taxes	(29,041)	(16,240)	(5,399)	(14,838)
Tax benefit	(410)	(219)	(70)	(225)

Net loss	(28,631)	(16,021)	(5,329)	(14,613)
Net loss attributable to non-controlling interests	(446)	(462)	(1)	(462)

Net loss attributable to MICT, Inc.	$(28,185)	$(15,559)	$(5,328)	$(14,151)

Loss per share attributable to MICT, Inc.
Basic	$(0.26)	$(1.03)	$(0.05)	$(0.61)
Diluted	$(0.26)	$(1.03)	$(0.05)	$(0.61)

Weighted average common shares outstanding:
Basic	109,222,674	15,048,644	121,419,308	22,832,683
Diluted	109,222,674	15,048,644	121,419,308	22,832,683

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD In Thousands)

	Nine months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020

Net loss	$(28,631)	$(16,021)	$(5,329)	$(14,613)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(127)	(58)	(412)	(152)
Total comprehensive loss	(28,758)	(16,079)	(5,741)	(14,765)
Comprehensive loss attributable to non-controlling interests	(643)	(172)	(1)	(172)
Comprehensive loss attributable to MICT, Inc.	$(28,115)	$(15,907)	$(5,740)	$(14,593)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC.

UNAUDITED STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital – Series B Convertible Preferred	Additional Paid-in Capital – Series A Convertible Preferred	Additional Paid-in Capital – Common	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Stock	Stock	Stock	Deficit	Income (loss)	Interest	Equity

Balance, December 31, 2019	-	-	2	2,386,363	11	11,089,532	-	6,028	14,107	(16,974)	70	-	3,244
Shares issued to service providers and employees	-	-	-	-	1	840,909	-	-	2,490	-	-	-	2,491
Exercising options for employees and consultants	-	-	-	-	1	1,198,000	-	-	2,365	-	-	-	2,366
Stock based compensation									186				186
Comprehensive loss	-	-	-	-	-	-	-	-	-	(15,559)	(347)	-	(15,906)
Entering the control of a subsidiary	-	-	-	-	-	-	-	-	-	-	-	2,000	2,000
Convertible note	-	-	-	-	14	13,636,364	-	-	22,400	-	-	-	22,414
GFH transaction	-	-	-	-	23	22,727,273	-	-	32,026	-	-	-	32,049
YA Exercising warrants	-	-	-	-	1	584,920	-	-	0	-	-	-	1
Hardon Exercising warrants	-	-	-	-	1	1,596,362	-	-	1,611	-	-	-	1,612
Issuance of shares, net- Series A Convertible Preferred Stock	-	-	1	795,455	-	-	-	409	-	-	-	-	410
Issuance of shares, net- Series B+A Convertible Preferred Stock	(2)	(1,818,182)	(3)	(3,181,818)	8	8,181,818	(1,914)	(6,299)	8,209	-	-	-	(2)
Issuance of shares, net- Series B Convertible Preferred Stock	2	1,818,182	-	-	-	-	1,914	-	-	-	-	-	1,916
Balance, September 30, 2020	-	-	-	-	60	59,855,178	-	138	83,393	(32,533)	(277)	2,000	52,781

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital - Series B Convertible Preferred	Additional Paid-in Capital - Series A Convertible Preferred	Additional Paid-in Capital – Common	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Deficit	Stock	Stock	Deficit	Income (loss)	Interest	Equity

Balance, June 30, 2020	2	1,818,182	3	3,181,818	11	11,107,714	1,914	6,437	14,198	(18,382)	164	2,172	6,519
Shares issued to service providers and employees	-	-	-	-	1	822,727	-	-	2,468	-	-	-	2,469
Exercising options for employees and consultants	-	-	-	-	1	1,198,000	-	-	2,365	-	-	-	2,366
Stock based compensation	-	-	-	-	-	-	-	-	117	-	-	-	117
Comprehensive loss	-	-	-	-	-	-	-	-	-	(14,151)	(441)	-	(14,592)
Entering the control of a subsidiary	-	-	-	-	-	-	-	-	-	-	-	(172)	(172)
Convertible note	-	-	-	-	14	13,636,364	-	-	22,400	-	-	-	22,414
GFH transaction	-	-	-	-	23	22,727,273	-	-	32,026	-	-	-	32,049
YA Exercising warrants	-	-	-	-	1	584,920	-	-	0	-	-	-	1
Hardon Exercising warrants	-	-	-	-	1	1,596,362	-	-	1,611	-	-	-	1,612
Issuance of shares, net- Series B+A Convertible Preferred Stock	(2)	(1,818,182)	(3)	(3,181,818)	8	8,181,818	(1,914)	(6,299)	8,209	-	-	-	(2)
Balance, September 30, 2020	-	-	-	-	60	59,855,178	-	138	83,393	(32,533)	(277)	2,000	52,781

	Common Stock		(A) Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the Minority	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Loss	stockholders	Interest	Equity
Balance, December 31, 2020	68	68,757,450	102,333	(39,966)	(196)	(174)	3,631	65,696
Shares issued to service providers and employees	7	7.010,020	9,869	-	-	-	-	9,876
Stock based compensation	-	-	585	-	-	-	-	585
Exercising options for employees and consultants		60,000	80	-	-	-	-	80
Net loss	-	-	-	(28,185)	-	-	(446)	(28,631)
Other Comprehensive loss	-	-	-	-	(127)	174	(197)	(150)
Loss of control of subsidiary	-	-	-	-	-	-	(2,989)	(2,989)
Issuance of shares upon November 2020 Securities Purchase Agreement	3	2,400,000	2,673	-	-	-	-	2,676
Issuance of shares upon February 2021 Purchase Agreement	23	22,471,904	53,977	-	-	-	-	54,000
Issuance of shares upon March 2021 Securities Purchase Agreement	19	19,285,715	48,671	-	-	-	-	48,690
Exercising warrants	2	2,450,487	2,472	-	-	-	-	2,474
Balance, September 30, 2021	122	122,435,576	220,660	(68,151)	(323)	-	(1)	152,307

(A)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

	Common Stock		(B) Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the minority	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Income	stockholders	Interest	Equity
Balance, June 30, 2021	121	120,700,995	218,373	(62,823)	89	-	-	155,760
Shares issued to service providers and employees	1	910,020	1,500	-	-	-	-	1,501
Stock based compensation	-	-	127	-	-	-	-	127
Exercising options for employees and consultants		40,000	52					52
Net loss	-	-	-	(5,328)	-	-	(1)	(5,329)
Other Comprehensive loss	-	-	-	-	(412)	-	-	(412)
Exercising warrants	-	784,561	608	-	-	-	-	608
Balance, September 30, 2021	122	122,435,576	220,660	(68,151)	(323)	-	(1)	152,307

(B)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,631)	$(16,021)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on previously held equity interest in Micronet Ltd.	-	(665)
(Gain) loss from equity investment	(636)	786
Impairment of equity method investment in Micronet Ltd.	-	(187)
Depreciation and amortization	2,416	890
Stock-based compensation for employees and consultants	585	2,675
Loss from loss of control in Micronet Ltd.	1,934	-
Impairment of loan to Micronet Ltd.	-	(76)
Interest and exchange rate differences on loans	-	3
Interest and exchange rate differences on loans from others	-	13
Changes in assets and liabilities
Change in deferred taxes, net	(736)	(205)
Change in long-term deposit and prepaid expenses	224	-
Change in right of use assets	(250)	-
Change in lease liabilities	165	-
Due to related party	(113)	-
Increase in trade accounts receivable, net	(19,556)	207
Decrease in inventories	-	83
Decrease in accrued severance pay, net	-	(5)
Increase in other accounts receivable	(5,537)	(907)
Increase in trade accounts payable	17,949	(412)
Increase (decrease) in other current liabilities	(2,895)	1,620
Net cash used in operating activities	(35,081)	(12,201)

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(546)	$(4)
Proceeds from sale of property and equipment		63
Cash acquired through business combination - Magpie (Appendix B)	1,834	-
Payment on business acquired - Beijing Fucheng (Appendix A)	(4,891)	-
Additional investment of Micronet Ltd.	-	(515)
Cash acquired through consolidation of Micronet Ltd. (Appendix D)	-	268
Net cash acquired on an variable interest entity acquired – All Weather (Appendix E)	755	-
Loan to related party	(857)	(125)
Loan to related party – Shareholders of All weather	(776)	-
Long Term Deposit	-	25
Net cash acquired on an variable interest entity acquired - Guangxi Zhongtong (Appendix F)	460	-
Deconsolidation of Micronet Ltd. (Appendix C)	(2,466)	-
Net cash used in investing activities	(6,487)	(288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of current maturity of long term bank loans	(195)	(184)
Receipt of short term bank loans	-	121
Payment received by convertible notes purchasers	-	14,797
Exercise of options	-	2,366
Repayment on account of redemption	-	(15,900)
Payments on account of shares	-	15,900
Proceeds from issuance of shares and warrants	115,242	-
Finance cost related to the convertible notes conversion	-	8,877
Proceeds from exercise of warrants	2,554	1,612
Issuance of convertible preferred shares net	-	409
Net cash provided by financing activities	117,601	27,998

NET INCREASE IN CASH AND RESTRICTED CASH	76,033	15,509

Cash and restricted cash at beginning of the period	29,049	3,199

TRANSLATION ADJUSTMENT ON CASH AND RESTRICTED CASH	207	(85)
Cash and restricted cash at end of the period	$105,289	$18,623

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$27	$25
Taxes	$195	$22

Supplemental non-cash financing information:
Conversion of convertible loan to shares	$-	$2,000

The following tables provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

Cash at end of the period	$105,289	$18,146
Restricted cash at end of the period	-	477
Cash and restricted cash at end of the period	$105,289	$18,623

Supplemental non-cash investing and financing activities

Appendix A: Beijing Fucheng

February 10, 2021
Net working capital	$106
Property and equipment	26
Current liabilities	(55)
Intangible assets	4,814
Cash	$4,891

Appendix B: Magpie Securities Limited

February 26, 2021
Net working capital	$206
Investment and loan to Magpie	(2,947)
Property and equipment	24
Current liabilities	(19)
Intangible assets	902
Cash	$(1,834)

Appendix C: Deconsolidation of Micronet Ltd.

May 9, 2021
Working capital other than cash	$(3,849)
Finance lease	33
Accrued severance pay, net	96
Translation reserve	134
Micronet Ltd.investment in fair value	1,128
Non-controlling interests	2,990
Net loss from loss of control	1,934
Cash	$2,466

Appendix D :Acquisition of  Micronet Ltd., net of cash acquired:

June 23, 2020
Net working capital (borrowing excluded)	$(351)
Property and equipment	661
Intangible assets	2,475
Goodwill	2,618
Right of use assets	310
Other assets	26
Borrowings	(1,676)
Micronet Ltd. investment in fair value	(1,573)
Non-current liabilities	(558)
Accumulated other comprehensive income	(28)
Minority interest	(2,172)
Net cash provided by acquisition	$(268)

Appendix E: All Weather Insurance Agency

July 1, 2021
Net working capital	$(908)
Property and equipment	153
Cash	$(755)

Appendix F : Guangxi Zhongtong Insurance Agency Co., Ltd:

June 23, 2020
Net working capital	$(473)
Property and equipment	13
Net cash provided by acquisition	$(460)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

MICT, Inc (“MICT”, the “Company”, “We”, “us”, “our”) was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary Enertec Systems Ltd., we changed our name from Micronet Enertec Technologies, Inc. to MICT. Our shares have been listed for trading on The Nasdaq Capital Market under the symbol “MICT” since April 29, 2013.

MICT Telematics Ltd (“MICT Telematics”) is a wholly-owned holding company, established in Israel on December 31, 1991. On October 22, 1993, MICT Telematics established a wholly-owned holding company headquartered in Israel, MICT Management Ltd.

On February 1, 2019, BI Intermediate (Hong Kong) Limited (“BI Intermediate”) was incorporated in Hong Kong as a wholly-owned holding company of GFH Intermediate Holdings Ltd. (“GFHI” or “Intermediate”).

On December 11, 2019, Bokefa Petroleum and Gas Co., Ltd (“Bokefa Petroleum” ) was incorporated in Hong Kong as a holding company, and is the wholly-owned subsidiary of BI Intermediate. On October 22, 2020 and March 8, 2021, Bokefa Petroleum established two additional holding companies, Shanghai Zheng Zhong Energy Technologies Co., Ltd (“Shanghai Zheng Zhong”) and Tianin Bokefa Technology Co., Ltd. (“Bokefa”).

On June 10, 2020, MICT Telematics purchased 5,999,996 ordinary shares of Micronet Ltd. (“Micronet”) for aggregate proceeds of New Israeli Shekel (“NIS”) 1.8 Million (or $515,000) through tender offer issued by MICT Telematics. As a result, increased our ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 we purchased, through a public offering consummated by Micronet on the Tel Aviv Stock Exchange (the “TASE”), 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000). As a result, we increased our ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares. MICT applied purchase accounting and began to consolidate Micronet’s operating results into our financial statements once the offering was consummated. MICT recognized a $665,000, gain on previously held equity in Micronet.

On October 11, 2020, Micronet consummated a public equity offering on the Tel Aviv Stock Exchange (the “TASE”), in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following Micronet’s offering, including the purchase of Micronet shares, the exercise of our stock options and the additional purchase of 115,851 Micronet shares from an individual seller, our ownership interest in Micronet was diluted from 53.39% to 50.31% of Micronet’s outstanding share capital. On May 9, 2021, following the exercise of options by minority stockholders, the Company’s ownership interest was further diluted to 49.88% and, as a result we no longer consolidate Micronet’s operating results in our financial statements. As of May 9, 2021, the Company accounted for the investment in Micronet using the equity method of accounting.

Prior to July 1, 2020, MICT operated primarily through its Israel-based majority-owned subsidiary, Micronet. Since July 1, 2020, after MICT completed its acquisition (the “Acquisition”) of GFHI pursuant to that certain Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement” or “Merger”), we have been operating in the financial technology sector. GFHI is a financial technology company with a marketplace in China , as well as other areas of the world and is currently in the process of building various platforms for business opportunities in different verticals and technology segments in order to capitalize on such technology and business. GFHI plans to increase its capabilities and its technological platforms through acquisition and licensing technologies to support its growth efforts in the different market segments. After the Merger, MICT includes the business of Intermediate, its wholly-owned subsidiary, operating through its operating subsidiaries, as described herein.

On October 2, 2020, BI Intermediate entered into a strategic agreement (the “Strategic Agreement”) to acquire the entire share capital of Magpie Securities Limited (“Magpie”), a Hong Kong based securities and investments firm for a total purchase price of approximately $3.0 million (the “Purchase Price”). Magpie is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China, including China A-Shares, all of which are the primary target markets for Company’s global fintech business. The Strategic Agreement provided that the acquisition would be consummated in two phases, an initial purchase whereby 9% of the share capital of Magpie was acquired and thereafter, the remaining 91% of Magpie would be purchased by BI Intermediate upon, and subject to, the approval of the Hong Kong Securities and Futures Commission (SFC), the principal regulator of Hong Kong’s securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% and paid 9% of the Purchase Price. Additionally, pursuant to the Strategic Agreement upon the initial closing, BI Intermediate loaned Magpie an amount equivalent to the remaining 91% of the Purchase Price. Upon closing on the remaining 91%, which remained subject to SFC approval, the loan will be cancelled, and BI Intermediate will acquire the remaining 91% of Magpie. The loan was secured against the pledge of 91% of the share capital of Magpie purchased at such time by BI Intermediate. The obligations of Magpie, the seller of the interests of Magpie under the loan agreement, have been guaranteed by the majority shareholder of Magpie. On February 26, 2021 we finalized the acquisition of Magpie. The acquisition was consummated following the receipt of approval from the SFC effecting the change in the majority shareholder of Magpie. In consideration for the entire share capital of Magpie, we paid a total Purchase Price of $2.947 million (reflecting the net asset value of Magpie estimated at $2.034 million recorded as a working capital, and a premium $902 thousands that was recorded as a license in the intangible assets). The Company, through and together with the Company’s wholly owned subsidiaries, Beijing Magpie Securities Consulting Services Co., Ltd (“Beijing Magpie”) and Shenzhen Magpie Information Consulting Technology Co., Ltd (“Shenzhen Magpie”), are in the process of integrating its mobile app supporting platform with Magpie’s licensed trading assets.

Upon completion of the acquisition of 100% of the equity interest in Magpie, we were able to obtain the licenses and permits needed for operating our online platform. After we complete the appropriate system testing to ensure scale and reliability, we will be in a position to notify the Hong Kong regulator of our intended launch date. Our initial plan is to launch the online stock trading platform in Hong Kong.

On January 1, 2021, we entered into a transaction through Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we loaned the Guangxi Zhongtong shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40 million (approximately $6,125,000) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of September 30, 2021, only RMB 8,010,000 (approximately $1,243,000) was drawn down from the GZ Frame Work Loan for working capital and approximately $857,000 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

This transaction was structured pursuant to a Variable Interest Entity (“VIE”) Structure (in which we do not hold the shares). As such, and given our direct ownership in Bokefa and its contractual arrangements with Guangxi Zhongtong, we are regarded as Guangxi Zhongtong’s controlling entity and primary beneficiary of Guangxi Zhongtong business. We have, therefore, consolidated the financial position and operating results of Guangxi Zhongtong into our consolidated financial statements, using the fair value of the assets and liabilities of Guangxi Zhongtong, in accordance with U.S. GAAP. Please see below for VIE related disclosure.

Beijing Fucheng Lianbao Technology Co., Ltd (“Beijing Fucheng”) is an entity incorporated on December 29, 2020, in which “Bokefa owns 24% equity interest with the remaining 76% controlled by Bokefa through VIE agreements. On February 10, 2021, Beijing Fucheng acquired all of the shares of Beijing Yibao Technology Co., Ltd., (“Beijing Yibao”) which holds 100% of the equity interest in Beijing Fucheng Insurance Brokerage Co., Ltd. (“Fucheng Insurance”). Fucheng Insurance is a Chinese insurance brokerage agency and a nation-wide licensed entity which offers insurance brokerage services for a broad range of insurance products. Fucheng Insurance, with and through their nationwide license, will give us the flexibility to offer and create tailor-made insurance products, leverage customers directly or through distribution partners and procure better deals with both our existing and new insurance company partners. Fucheng Insurance further enables us to accelerate onboarding of new agents onto our platforms all throughout China. It also creates the opportunity to promote our business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. When Fucheng Insurance initiates its nationwide rollout of its mobile application, it will facilitate access to those portals’ vast customer bases which will also offer MICT’S full suite of insurance products. Beijing Fucheng shares were acquired for approximately $5.7 million, and funded through MICT. For further information please refer to Note 7.

On June 16, 2021, Micronet announced that it completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate of 18,400 securities units (the “Units”) at a price of NIS 14.6 per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of NIS 26,864,000 (approximately $8,290,000) in the offering. The Company did not participate in the offering, and, as a result, the Company owned 36.95% of the outstanding ordinary shares of Micronet and 26.56% on a fully diluted basis as of September 30, 2021.

On July 1, 2021, Bokefa entered into a transaction with the shareholders of All Weather Insurance Agency Co., Ltd (“All Weather”), a local Chinese entity with business and operations in the field of broker insurance (the “Transaction”). Pursuant to the Transaction, Bokefa agreed to provide the All Weather shareholders with a frame work loan (the “AW Frame Work Loan”) for a total amount of up to RMB 30 million (approximately $4.7 million) (the “AW Frame work Loan Amount”) which, if utilized, will be ued for working capital purposes of All Weather. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders pledged their shares for the benefit of Bokefa in order to secure the amount for the AW Frame Work Loan Amount (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement (which include an exercise price not less than the maximum AW Frame Work Loan Amount and the right to convert the AW Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather and (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount. The Transaction was structured as a VIE structure (pursuant to which we do not technically hold the shares) and as a result of our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and primary beneficiary of All Weather’s business. On October 27, 2021, the entire AW Frame Work Loan Amount was utilized by the All Weather shareholders and was transferred to All Weather for purposes of working capital. In addition, as of September 30, 2021, the Company granted All Weather shareholders with an additional loan in the sum of approximately $776,000, to be provided in advance to a transaction between the parties pursuant to which the VIE structure described above shall be replaced by an equity structure for the purchase by MICT of such equity interests in All Weather on such commercial and other terms to be agreed by the parties.

On August 23, 2021, Beijing Yibao, Guangxi Zhongtong, and two shareholders of Guangxi Zhongtong entered into a capital increase agreement, pursuant to which Beijing Yibao will invest approximately RMB30 million (USD 4.7 million) into Guangxi Zhongtong. On October 21, 2021, Yibao transferred such funds and the transaction closed. As a result of the transaction, Beijing Yiabo now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the closing, the previous agreements consummated on January 1, 2021 per the GZ Frame Work Loan became null and void.

From January through September 2021, Shenzhen Bokefa Technology Co., Ltd (“Shenzhen Bokefa”) and Tianjin Dibao Technology Co., Ltd (“Tianjin Dibao”) were established under BI Intermediate as holding companies to further develop the Company’s business in China.

Our current business, following the completion of the acquisition of GFHI, is primarily comprised and focused on the growth and development of the GFHI financial technology offering and the marketplace in China. We are in the process of building various platforms for business opportunities in different verticals and technology segments in order to capitalize on such technology and business.

As a result of our acquisition of GFHI and the subsequent work we have undertaken with the management of GFHI, we are positioned to establish ourselves, through our operating subsidiaries, to serve the markets as a financial technology company with a significant Chinese marketplace. We plan to expand on a global level as we continue to scale our business. GFHI has built various platforms to capitalize on business opportunities in a range of verticals and technology segments, which currently include stock trading and wealth management, commodities in segments of oil and gas trading and insurance brokerage. We are seeking to secure material contracts in all of these market segments in China while also developing opportunities in order to allow GFHI access to these markets. We will continue to increase the capabilities of our platforms through acquisition and/or licensing different technologies to support our efforts. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base.

We implemented our plans by capitalizing on Intermediate’s experience with local markets in China, as well as with the Company’s operating subsidiaries, which have begun to secure material contracts in fast growing market segments in China.

Our current opportunities have given us access the following market segments:

●	Stock trading and wealth management segment;

●	Commodities in the field of Oil and gas trading segment; and

●	Insurance brokerage segment

These opportunities will continue to be realized and executed through our business development efforts, which include the acquisition of potential target entities, business and assets (such as applicable required licenses) in the relevant business space and segments in which we plan to operate. This allows the Company to enter into the market quickly and leverage existing assets in order to promote our growth strategy.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of September 30, 2021:

VIE agreements with Guangxi Zhongtong:

On January 1, 2021, Bokefa, our wholly foreign-owned enterprise (“WFOE”), Guangxi Zhongtong, and nominee shareholders of Guangxi Zhongtong entered into six agreements, described below, pursuant to which Bokefa is deemed to have controlling financial interest and be the primary beneficiary of Guangxi Zhogntong. Therefore, Guangxi Zhongtong is deemed a VIE of Bokefa:

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Guangxi Zhongtong. The effective term of the loan agreement is unlimited, and the agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Guangxi Zhongtong’s operating expenses, and should be exclusively repaid by transferring shares of Guangxi Zhongtong to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all the equity interest of Guangxi Zhongtong to Bokefa in accordance with relevant laws and provisions as provided in the agreement, or upon written notice by Bokefa to shareholders. In consideration of Bokefa’s loan arrangement, the shareholders have agreed to grant Bokefa an exclusive option to purchase their equity interest. Distribution of residual profits, if any, are restricted without the approval of Bokefa. Upon request by Bokefa, Guangxi Zhongtong is obligated to distribute profits to the shareholders of Guangxi Zhongtong, who must remit such profits to Bokefa immediately. Guangxi Zhongtong and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Guangxi Zhongtong’s business operation.

Equity Pledge Agreement

The agreement will be terminated upon such date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholder pledged all its equity interest in Guangxi Zhongtong to Bokefa as security for the obligations in the other agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Guangxi Zhongtong and its shareholders agree that the legal person, directors, general manager and other senior officers of Guangxi Zhongtong should be appointed or elected by Bokefa. Guangxi Zhongtong and its shareholders agree that all the financial and operational decisions for Guangxi Zhongtong will be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and support services to Guangxi Zhongtong and Guangxi Zhongtong agrees to pay service fees to Bokefa.

Entrustment and Power of Attorney Agreement

The shareholders of Guangxi Zhongtong agreed to entrust all the rights to exercise their voting power and any other rights as shareholders of Guangxi Zhongtong to Bokefa. The shareholders of Guangxi Zhongtong have each executed an irrevocable power of attorney to appoint Bokefa as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until deregistration of Guangxi Zhongtong.

VIE agreements with Beijing Fucheng:

On December 31, 2020, Bokefa, Beijing Fucheng, and a shareholder of Beijing Fucheng entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Fucheng,. Therefore, Beijing Fucheng is deemed a VIE of Bokefa. Beijing Fucheng was incorporated on December 29, 2020 and had no assets or liabilities as of December 31, 2020.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Beijing Fucheng. The effective term of the loan agreement is unlimited, and the agreement terminates when the shareholders repay the loan. The loan should be used solely for Beijing Fucheng’s operating expenses, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of Bejing Fucheng to Bokefa in accordance with relevant laws and provisions as provided in the agreement, or upon written notice by Bokefa to the shareholders. In consideration for Bokefa’s loan arrangement, the shareholders have agreed to grant Bokefa an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, Beijing Fucheng is obligated to distribute profits to the shareholders of Beijing Fucheng, who must remit those profits to Bokefa immediately. Beijing Fucheng and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Beijing Fucheng’s business operations.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the shareholders pledged all their equity interest in Beijing Fucheng to Bokefa as security for its obligations under the agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Beijing Fucheng and its shareholders agree that the legal person, directors, general manager and other senior officers of Beijing Fucheng should be appointed or elected by Bokefa. Beijing Fucheng and its shareholders agree that all financial and operational decisions of Beijing Fucheng will be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and support services to Beijing Fucheng and Beijing Fucheng agrees to pay service fees to Bokefa.

VIE agreements with All Weather:

On July 1, 2021, Bokefa, All Weather, and nominee shareholders of All Weather entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of All Weather. All Weather is deemed a VIE of Bokefa

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of All Weather. The effective term of the loan agreement is unlimited, and the agreement shall terminate when the shareholders repay the loan. The loan should be used solely by All Weather for operating expenses, and should be exclusively repaid by transferring shares of All Weather to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of All Weather to Bokefa in accordance with relevant laws and provisions in the agreement, or upon written notice by Bokefa to the shareholders. In consideration for Bokefa’s loan arrangement, the shareholders have agreed to grant Bokefa an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, All Weather is obligated to distribute profits to the shareholders of All Weather, who must remit the profits to Bokefa immediately. All Weather and its shareholders are required to act in a manner that is in the best interest of Bokefa with regard to All Weather’s business operations.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholders pledged all of their equity interest in All Weather to Bokefa as security for their obligations pursuant to the other agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. All Weather and its shareholders agree that the legal person, directors, general manager and other senior officers of All Weather should be appointed or elected by Bokefa. All Weather and its shareholders agree that all the financial and operational decisions of All Weather will be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and support services to All Weather and All Weather agrees to pay service fees to Bokefa.

Entrustment and Power of Attorney Agreement

The shareholders of All Weather agreed to entrust all their rights to exercise their voting power and any other rights as shareholders of All Weather to Bokefa. The shareholders of All Weather have each executed an irrevocable power of attorney to appoint Bokefa as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until the deregistration of All Weather.

The assets and liabilities of the Company’s VIEs (Guangxi Zhongtong, All Weather and Beijing Fucheng) included in the Company’s unaudited condensed consolidated financial statements as of September 30, 2021 are as follows:

September 30, 2021 USD in thousands
(Unaudited)
Current assets:
Cash	$2,062
Trade accounts receivable, net	17,193
Other current assets	5,433
Total current assets	24,688

Property and equipment, net	254
Long-term prepaid expenses	23
Right of use assets	139
Intangible assets	4,814
Total long-term assets	5,230

Total assets	$29,918

Current liabilities:
Trade accounts payable	$17,475
Other current liabilities	6,590
Total current liabilities	24,065

Long -term liabilities:
Lease liability	$194
Total long-term liabilities	$194

Total liabilities	$24,259

Net revenues, loss from operations and net loss of the VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 are as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2021	2021
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Net revenues	$17,445	$31,710
Loss from operations	$603	$(490)
Net loss	$603	$(490)

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

The Company’s operations and business may still be subject to adverse effect due to the unprecedented conditions surrounding the spread of COVID-19 throughout North America, Israel, China and the world. Although currently the COVID-19 (due to the measures implemented to reduce the spread of the virus) have not had a material adverse effect on the Company consolidated financial reports; there can be no assurance that Company’s financial reports will not be affected in the future from COVID-19 or resulting from restrictions and other government actions.

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. GAAP.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions and have original maturities of less than three months.

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Accounts are considered overdue after thirty (30) days from payment due date. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of September 30, 2021 and December 31, 2020, allowance for doubtful accounts amounted to nil and approximately $5,000, respectively.

Inventories

Inventories consisting of raw materials are stated at the lower of cost (first-in, first-out basis) or realizable value. Cost of work in process is comprised of direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

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

The Company recognized no impairment of ROU assets as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, the Company owned 36.95% of shares in Micronet which was accounted for under equity method.

As of September 30, 2021, the Company owned 24% of the shares in Beijing Fucheng and controlled the remaining 76% through contractual arrangements as discussed in Note 1. Beijing Fucheng was therefore 100% consolidated in the unaudited condensed consolidated financial statements.

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

Intangible assets

The Company’s intangible assets with definite useful lives primarily consist of licensed software, capitalized development costs, platform system, and land-use rights. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company did not record any impairment of intangible assets as of September 30, 2021 and December 31, 2020.

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Useful Life
Licensed & software	indefinite useful life
Technology know-how	6 years
Trade name/ trademarks	5 years
Customer relationship	5 years

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. We test goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company did not record any impairment of goodwill as of September 30, 2021 and December 31, 2020.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the useful lives of plant and equipment and intangible assets, capitalized development costs, impairment of long-lived assets, goodwill, intangible assets, allowance for doubtful accounts, revenue recognition, allowance for deferred tax assets and uncertain tax position. Actual results could differ from these estimates.

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

At each date of measurement, the Company reviews internal and external sources of information to assist in the estimation of various attributes to determine the fair value of the share-based awards granted by the Company, including but not limited to the fair value of the underlying shares, expected life, expected volatility and expected forfeiture rates. The Company is required to consider many factors and make certain assumptions during this assessment. If any of the assumptions used to determine the fair value of the stock-based compensation changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current reporting period.

Reclassification

Prior to the deconsolidation of Micronet, Micronet had been taking active steps to sell its building within the year 2021. The company reclassified the related assets which were previously included in property and equipment, net and intangible assets, net to held-for-sale as of December 31, 2020.

Note 3 — Stockholders’ Equity

On November 2, 2020 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold, in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share and one warrant to purchase 0.8 of one share of Common Stock at a purchase price of $2.50 per Unit. The warrants are exercisable nine months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the warrants become exercisable. The closing of the sale of Units pursuant to the. Purchase Agreement occurred on November 4, 2020. By December 31, 2020, the Company had received a total of $22.325 million in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The remaining gross proceeds, in the additional aggregate amount of $2.675 million, were received by the Company on March 1, 2021 and in consideration for such proceeds, the Company issued the remaining 2,400,000 units.

On February 11, 2021, the Company announced that it had entered into a securities purchase agreement (the “February Purchase Agreement”) with certain institutional investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “February Offering”). The gross proceeds to the Company from the February Offering were expected to be approximately $60.0 million. The Series A warrants will be exercisable nine months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B warrants will be exercisable nine months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance. The Company received net proceeds of $54.0 million on February 16, 2021 after deducting the placement agent’s fees and other expenses.

On March 2, 2021, the Company entered into a securities purchase agreement (the “March Purchase Agreement”) with certain investors for the purpose of raising approximately $54.0 million in gross proceeds for the Company. Pursuant to the terms of the March Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 19,285,715 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $2.675 per share and in a concurrent private placement, warrants to purchase an aggregate of 19,285,715 shares of common stock, at a purchase price of $0.125 per warrant, for a combined purchase price per share and warrant of $2.80 which was priced at the market under Nasdaq rules. The warrants are immediately exercisable at an exercise price of $2.80 per share, subject to adjustment, and expire five years after the issuance date. The closing date for the transaction consummated under the March Purchase Agreement was on March 4, 2021. The Company received net proceeds of $48.69 million on March 4, 2021, after deducting the placement agent’s fees and other expenses.

On May 17, 2021, the Company’s Board of Directors (the “Board”) unanimously approved a grant of fully vested 6,000,000 shares of common stock to Mr. Darren Mercer, the Company’s Chief Executive Officer. The issuance of the shares was pursuant to the Company’s long term incentive plan as previously approved by the stockholders and negotiated in connection with the Company’s acquisition of Global Fintech Holdings Limited. The Board unanimously agreed to issue the shares in recognition of Mr Mercer’s direct contribution to achieving numerous key deliverables including: (i) the completion of several acquisitions, including those of Fucheng Insurance and Magpie; (ii) obtaining regulatory approval from the Hong Kong SFC regarding the acquisition of Magpie; (iii) the execution of several major commercial contracts and partnerships, including with a number of major insurance agents and one of China’s largest payment service providers; (iv) the execution of an exclusive partnership with the Shanghai Petroleum and Natural Gas Trading Center to which allows MICT to provide financial services to its customers; (v) the successful launch of the insurance business in December 2020 and the delivery of significant revenues and revenue growth in Q1 2021; and (vi) the completion of capital raises totaling in excess of $140 million and broadening the Company’s institutional investor base.

On May 17, 2021, the Board unanimously approved a grant of fully vested 300,000 shares of common stock of the Company to Richard Abrahams, Magpie’s Chief Executive Officer.

Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our common stock, are currently authorized to be issued pursuant to option awards granted thereunder. On May 17, 2021, May 23, 2021 and June 28, 2021, the Company granted an aggregate of 125,000, 370,000 and 245,000 respectively, options under the 2012 Incentive Plan, with an exercise price of $1.41, $1.81 and $2.49, respectively, of which 310,000 options vested as of September 30, 2021. This resulted in a stock-based compensation expense of approximately $458,000 recorded for the nine months ended September 30, 2021, based on a fair value determined using a Black-Scholes model.

On March 22, 2021, 20,000 shares of common stock were issued to an employee who exercised their options at an exercise price of $1.41.

In September 2021, the Board unanimously approved a grant of 87,000 fully vested shares of common stock of the Company to some of our employees.

On September 13, 2021, 40,000 shares of common stock were issued to an employee who exercised their options at an exercise price of $1.32.

On September 28, 2021, MICT granted 823,020 shares of common stock of the Company to China Strategic Investments Limited.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2021:

	Nine months ended September 30		Year ended December 31
	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$	$
Options outstanding at the beginning of year/period:	1,158,000	2.24	1,167,000	2.34
Changes during the year/period:
Granted	740,000	1.96	1,300,000	1.32
Exercised	(60,000)	-	(1,198,000)	-
Forfeited	-	-	(111,000)	2.81

Options outstanding at end of year/period	1,838,000	1.69	1,158,000	2.24
Options exercisable at end of year/period	1,398,000	1.78	1,138,000	2.36

 The Company has warrants outstanding as follows:

	Warrants Outstanding	Warrants Exercisable	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2020	12,994,545	12,994,545	$2.31	4.75
Granted	52,993,570	52,993,570	$2.8	5.00
Forfeited	-	-	$-	-
Exercised	(2,450,487)	(2,450,487)	$1.01	5.00
Balance, September 30, 2021 (Unaudited)	63,537,628	63,537,628	$2.76	4.77

NOTE 4 — EQUITY INVESTMENT IN MICRONET

Micronet’s net revenues and net loss are presented if the acquisition date had occurred at the beginning of the annual reporting period.

	Nine months ended September 30,	Three months ended September 30,
	2020	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Net revenues	$1,438	$349
Net loss	(18,565)	(14,613)

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

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Micronet Ltd. Purchase Price Allocation

(USD in thousands)

Total cash consideration	$887
Total Purchase Consideration	$887

Less:

Debt-free net working capital	$788
Property and equipment	661
Right of use assets	310
Other assets	26
Borrowings	(1,675)
Severance payable	(95)
Lease liabilities	(101)
Intangible assets - trade name/ trademarks	270
Intangible assets - developed technology	1,580
Intangible assets - customer relationship	410
Intangible assets - ground	215
Deferred Tax liability	(362)
Fair value of net assets acquired	$2,027

Noncontrolling interest	$(2,172)
Gain on equity interest	(665)
Equity investment	(921)
Change in investment	(3,758)

Goodwill value	$2,618

Loss of control of Micronet

As of March 31, 2021, the Company held 50.31% of Micronet's issued and outstanding shares. On May 9, 2021, following the exercise of options by minority stockholders, the Company’s ownership interest was diluted to 49.88% and as a result the Company is no longer required to include Micronet’s operating results in its financial statements. From May 9, 2021, the Company accounted for the investment in Micronet in accordance with the equity method.

On June 16, 2021, Micronet announced that it had completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate number of 18,400 securities units (the “Units”) at a price of 14.6 NIS per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of 26,864,000 NIS (approximately $8,290,000) in the Offering. The Company did not participate in the Offering, and, as a result, the Company owned 36.95% of the outstanding ordinary shares of Micronet and 26.56% on a fully diluted basis as of September 30, 2021.

May 9, 2021
USD in thousands
(Unaudited)
Micronet’s fair value as of May 9, 2021	1,127
Net assets	(6,185)
Capital reserve from currency translation	134
Non-controlling interests	2,990
Net loss from loss of control	1,934

NOTE 5 — LOAN TO MICRONET

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 (the “Convertible Loan”). The Convertible Loan bears interest at a rate of 3.95% calculated and paid on a quarterly basis. In addition, the Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Convertible Loan shall be repaid in full upon the lapse of 24 months from its issuance. In addition, the outstanding principal balance of the Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the convertible loan agreement, Micronet also agreed to issue the Company an option to purchase one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Convertible Loan at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. On July 5, 2020, the Company had a reverse split where the price of the Convertible Loan changed from 0.08 NIS per Micronet share into 5.7 NIS per Micronet share. The option’s exercise price changed from 0.6 NIS per share to 9 NIS per Micronet share.

On January 1, 2020, the Convertible Loan was approved at a general meeting of the Micronet shareholders and as a result, the Convertible Loan and the transactions contemplated thereby became effective.

On August 13, 2020, MICT Telematics extended to Micronet an additional loan in the aggregate amount of $175,000 (the “Loan Sum”) which governed the existing outstanding intercompany debt. The loan does not bear any interest and has a term of twelve months. The Loan Sum was granted for the purpose of supporting Micronet’s working capital and general corporate needs. The loan was repaid on August 25, 2021.

NOTE 6 — GFH Intermediate Holdings Ltd (“GFHI”) Acquisition

On July 1, 2020, MICT completed its acquisition of GFHI pursuant to the previously announced agreement and plan of merger (the “Merger Agreement”) entered into on November 7, 2019 by and between MICT, Micronet, GFHI, Global Fintech Holding Ltd, a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT, as amended and restated on April 15, 2020. As described in the Merger Agreement, upon consummation of the acquisition, the outstanding share of GFHI were cancelled in exchange for a convertible promissory note in the principal amount of $25,000,000 issued to GFH by MICT. This note has been converted into 22,727,273 shares of common stock of MICT at a conversion price of $1.10 per share. As a result of the acquisition goodwill and intangible assets were created.

GFHI’s net revenues and net loss are presented as if the Company’s acquisition date had occurred at the beginning of the annual reporting period.

	Nine months ended September 30,	Three months ended September 30,
	2020	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Net revenues	$349	$349
Net loss	(16,021)	(14,613)

Management engaged a third-party valuation firm to assist them with the valuation of the intangible assets that are detailed in the schedule below.

As of the date of this Quarterly Report, COVID-19 and the resulting government regulations enacted in China and elsewhere have not had a material adverse effect on GFH I financial reports; however, there can be no assurance that GFH I financial reports will not be affected in the future from COVID-19 or resulting government actions.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

GFH Intermediate Holdings LTD, Purchase Price Allocation

(USD in thousands)

Total share consideration (1)	$32,050
Total Purchase Consideration	$32,050

Less:

Intangible assets - trade name/ trademarks	$580
Intangible assets - developed technology	11,490
Intangible assets - Customer database (2)	4,500
Deferred Tax liability (3)	(4,308)
Fair value of net assets acquired	$12,262

Goodwill value (4)	$19,788

(1)	The purchase consideration represented the fair value of the convertible promissory notes that were converted into common stock of MICT.

(2)	The customer database value is based on the cost to recreate, as indicated by management.

(3)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 26%.

(4)	The goodwill is not deductible for tax purposes.

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

The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Beijing Fucheng Lianbao Technology Co., Ltd transaction, Purchase Price Allocation

(USD in thousands)

(Unaudited)
Total cash consideration	$5,711
Total Purchase Consideration	$5,711

Less:

Net working capital	$926
Property and equipment	26
License	4,814
Current liabilities	(55)
Fair value of net assets acquired	$5,711

NOTE 8 — SEGMENTS

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. As a result of our acquisition of GFHI on July 1, 2020, we currently serve the marketplace, through our operating subsidiaries, as a financial technology company (Fintech Industry) targeting the Chinese marketplace as well as other areas of the world. We have built and/or, are in the process of building, various platforms to capitalize on business opportunities in a range of verticals and technology segments including stock trading and wealth management, oil and gas trading and insurance brokerage services. We will continue to increase the capabilities of our platforms through acquisition and/or the licensing of different technologies to support our efforts in the different market segments. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base. First, we have launched our insurance platform, operated by GFHI, for the Chinese market and have been generating revenues in GFHI. While the revenues were not material in 2020, these revenues are building and we expect these revenues to continue to grow in the 4th quarter as this business establishes itself in the market as a reputable service available to consumers Secondly, We are currently in the process of launching our securities trading software platform and accelerating the development and business around this segment. This is possible due to the recent completion of the acquisition of Magpie (formerly: Huapei) on February 26, 2021.

As a result of such acquisition, we have obtained the necessary licenses and permits to operate our online platform in the Hong Kong stock exchange.

AS we begin development of our oil and gas trading platform, we are looking to partner with an established and reputable Chinese organization to build out our technology, which will support two major elements of China’s energy sector.

During the period between June 23, 2020, and May 9, 2021 we have held a controlling interest in Micronet, and we have presented our mobile resource management (“MRM”) business operated by Micronet as a segment. As of May 9, 2021, the Company’s ownership interest was diluted and, as a result, we no longer include Micronet’s operating results in our financial statements.

The following table summarizes the financial performance of our operating segments:

	Nine months ended September 30, 2021
(USD in thousands)	Verticals and technology		Mobile resource management		Online stock trading	Consolidated
	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)
Revenues from external customers	$39,065		726		-	$39,791
Segment operating loss	(5,496	)(1)	(827	)(2)	(4,208)	(10,531)
Non allocated expenses						(17,343)
Finance expenses and other						(1,167)
Consolidated loss before provision for income taxes						$(29,041)

(1)	Includes $2,198 of intangible assets amortization, derived from GFHI. acquisitions.

(2)	Includes $103 of intangible assets amortization, derived from Micronet consolidation.

	Nine months ended September 30, 2020
(USD in thousands)	Verticals and technology	Mobile resource management	Online stock trading	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from external customers	$-	349	-	$349
Segment operating loss	(869)	(769)	-	(1,638)
Non allocated expenses				(5,816)
Finance expenses and other				(8,786)
Consolidated loss before provision for income taxes				$(16,240)

	Three months ended September 30, 2021
(USD in thousands)	Verticals and technology	Mobile resource management	Online stock trading	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from external customers	$18,515	-	-	$18,515
Segment operating loss	(613)	-	(2,252)	(2,865)
Non allocated expenses				(3,656)
Finance expenses and other				1,122
Consolidated loss before provision for income taxes				$(5,399)

(1)	Includes $733 of intangible assets amortization, derived from GFHI. acquisitions.

	Three months ended September 30, 2020
(USD in thousands)	Verticals and technology	Mobile resource management	Online stock trading	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from external customers	$-	349	-	$349
Segment operating loss	(869)	(769)	-	(1,638)
Non allocated expenses				(4,378)
Finance expenses and other				(8,822)
Consolidated loss before provision for income taxes				$(14,838)

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of September 30, 2021
(USD in thousands)	Verticals and technology		Mobile resource management	Online stock trading		Consolidated
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
Assets related to segments	$81,537	(2)	$-	59,807	(4)	$141,344
Non allocated Assets			-			40,806
Liabilities related to segments	(25,198	)(3)	-	(644)		(25,842)
Non allocated liabilities	-		-	-		(4,001)
Total Equity						$152,307

(2)	Includes $12,906 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(3)	Includes $3,322 of deferred tax liability, derived from GFHI acquisition.

(4)	Includes $989 of intangible assets.

	As of December 31, 2020
(USD in thousands)	Verticals and technology	Mobile resource management	Online stock trading	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Assets related to segments	$7,037	$7,017	-	$14,054
Non allocated Assets	-	-	-	63,679
Liabilities related to segments	(638)	(2,861)	-	(3,499)
Non allocated liabilities	-	-	-	(8,538)
Total Equity				$65,696

NOTE 9 — INTENGABLE ASSETS

	Useful life	September 30,	December 31,
(USD in thousands)	years	2021	2020
Original amount:		(Unaudited)	(Unaudited)
Technology know-how	5-6	$11,490	$13,070
Trade name/ trademarks	5-10	597	850
Customer relationship	5-6	4,500	4,910
License		5,787	-
Software		102	-
		22,476	18,830
Accumulated amortization:
Technology know-how		(2,394)	(1,116)
trade name/ trademarks		(145)	(71)
Customer related intangible assets		(1,125)	(484)
Software		(4)	-
		(3,668)	(1,671)
Net		$18,808	$17,159

NOTE 10 — TRADE ACCOUNTS RECEIVABLE, NET

For the nine months ended September 30, 2021 and the year ended December 31, 2020, accounts receivable were comprised of the following:

	September 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Trade accounts receivable	$20,644	$528
Allowance for doubtful accounts	-	(5)
	$20,644	$523

Movement of allowance for doubtful accounts for the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Beginning balance	$5	$116
Provision (recovery)	-	(111)
Decrease due to deconsolidation of Micronet	(5)	-
	$-	$5

NOTE 11 — OTHER CURRENT ASSETS

	September 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Prepaid expenses	$3,627	$1,300
Advance to suppliers	2,088	230
Government departments and agencies receivables	-	67
Prepaid tax	57	92
Others	4,442	67
	$10,214	$1,756

NOTE 12 — RELATED PARTIES

Current assets – related parties

	September 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Shareholders of All Weather	$776	$-
Convertible loan to Micronet	534	-
Shareholders of Guangxi Zhongtong	857	-
	$2,167	$-

Current liabilities – related parties

	September 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Yulan WU, legal representative of Beijing Fucheng	$-	$156
Beijing Internet New Network Technology Development Co., Ltd	-	7
	$-	$163

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

The following table provides a summary of leases by balance sheet location for the nine months ended September 30, 2021 and the year ended December 31, 2020:

Assets/liabilities	September 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Assets
Right-of-use assets	$2,657	$291

Liabilities
Lease liabilities- current portion	$1,573	-
Lease liabilities- long term	$1,132	$164
Total Lease liabilities	$2,705	164

The operating lease expenses for the nine and three months ended September 30, 2021 and 2020 were as follows:

(USD in thousands)	Nine months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	$1,111	$343	$581	$298

Maturities of operating lease liabilities for the nine months ended September 30, 2021 were as follows:

Maturity of lease liabilities

(USD in thousands) 12 months ending September 30,	Operating leases
(Unaudited)
2022	$1,573
2023	754
2024	328
2025	2
$2,657

Lease term and discount rate	September 30, 2021
(Unaudited)
Weighted-average remaining lease term (years) – operating leases	2.276
Weighted average discount rate – operating leases	10.98%

NOTE 14 — PROVISION FOR INCOME TAXES

A.	Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2019 and in the nine months ended September 30, 2021 and 2020. As of September 30, 2021 the operating loss carry forward were $30,552,000, among which there was $5,115,600 expiring from 2025 through 2037, and the remaining $25,406,400 has no expiration date.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in the nine months ended September 30, 2021 and 2020. The Company is entitled to various tax benefits in Israel by virtue of being granted the status of an “Approved Enterprise Industrial Company” as defined by the tax regulations. The benefits include, among other things, a reduced tax rate. In addition, the tax rate that applies to Preferred Enterprises in preferred areas is 16%. As of September 30, 2021 the operating loss carry forward were $6,289,000, which does not have an expiration date.

China:

The Company’s Chinese subsidiaries in the PRC are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%. As of September 30, 2021 the operating loss carry forward was $11,187 thousand, which will expire from 2025 through 2026.

B.	Provision for Taxes

(USD in thousands)	Nine months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current
Domestic	$72	$-	$29	$-
Foreign	123	-	92	(6)
Total	$195		$121	$(6)
Deferred
Domestic	$	$	$	$
Foreign	(605)	(219)	(191)	(219)
Total	$(605)	$(219)	$(191)	$(219)

C.	Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. For the nine months ended September 30, 2021 and the year ended December 31, 2020, deferred tax assets were included in long-term deposit and prepaid expenses, and the Company’s deferred taxes were in respect of the following:

	September 30,	December 31,
	2021	2020
	USD in thousands	USD in thousands
	(Unaudited)	(Unaudited)
Deferred tax assets
Provisions for employee rights and other temporary differences	$130	$129
Net operating loss carry forward	10,219	9,564
Valuation allowance	(10,219)	(9,564)
Deferred tax assets, net of valuation allowance	130	129
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	3,323	4,256
Deferred tax assets and liabilities, net	$(3,193)	$(4,127)

NOTE 15 — LEGAL PROCEEDINGS

In March 2017, MICT entered into an agreement with Sunrise Securities LLC (“Sunrise”) through Sunrise’s principal, Amnon Mandelbaum (the “Sunrise Agreement”), pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the reinstated merger agreement. There were also questions about the applicability of the Sunrise Agreement to the merger, and whether or not Sunrise was properly owed any transaction fee upon the closing of the said merger. In order to resolve the matter, the parties have executed a settlement and release agreement for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Shares”), which Shares were delivered as follows: (i) 67.5% of the Shares to Amnon Mandelbaum; (ii) 7.5% of the Shares to INTE Securities LLC; and (iii) 25% of the Shares to Amini LLC. In addition, by no later than February 16, 2021, MICT would issue 200,000 warrants to purchase 200,000 freely tradable registered shares of common stock of MICT and deliver original copies of such warrants within five business days of the date of issuance of the warrants. The Shares issuable upon exercise of the warrants would be registered on a registration statement. 150,000 of these warrants were issued to Amnon Mandelbaum and 50,000 of these warrants were issued to Amini LLC, or its designee as named in writing. Each warrant was exercisable into one share of registered common stock of MICT until one year after the date of issuance of the warrants at an exercise price of $1.01 per share, and in any other respects, on the same material terms and conditions as are applicable to MICT’s current outstanding warrants including, but not limited to: (i) cashless exercise at all times from the date of issuance of the warrants until to the expiration dates of the warrants, (ii) certain exercise price adjustments, and (iii) other terms that are no less favorable to MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the Shares, and Shares underlying the warrants per the settlement agreement. The Sunrise parties notified MICT that it has breached the settlement agreement. Subsequently, on March 30, 2021, MICT and the Sunrise parties signed an amended settlement agreement whereby MICT was obligated to make a $1,000,000 payment by March 31, 2021 and the share dollar amount set forth above was reduced from $1,500,000 to $500,000. MICT made the $1,000,000 payment. Furthermore, if MICT was not able to file a registration statement with the Securities and Exchange Commission for the Shares by June 4, 2021, we were required to make a $600,000 payment to settle the matter in full and Sunrise would not receive any MICT shares. On July 1, 2021, MICT made the $600,000 payment since there was a disagreement as to whether or not the registration statement was timely filed.  This matter with Sunrise is now fully settled.

On September 22, 2020, the Company entered into a settlement and release agreement with Craig Marshak, (“Marshak”), in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to the settlement, and in consideration for a customary release and waiver for the benefit of MICT, MICT agreed to pay Marshak a sum of $125,000 in cash. Marshak then dismissed such claim. On January 15, 2021 the parties executed an amendment to the settlement and release agreement for the payment to Marshak of $315,000 in exchange for the tender back of 60,000 of the Company’s shares that were promised to Marshak as part of the settlement and release agreement. The $315,000 payment was made and this matter is settled in full.

On December 31, 2017, MICT, Enertec Systems 2001 Ltd., (“Enertec Systems”), previously our wholly-owned subsidiary, and Enertec Management Ltd., (“Enertec Management”) entered into a share purchase agreement (the “Share Agreement”), with Coolisys Technologies Inc., (“Coolisys”), a subsidiary of DPW Holdings, Inc. (“DPW”). Per the Share Agreement, Coolisys agreed to pay, at the closing (“Closing”) of the transaction, a purchase price of $5,250,000 and assume up to $4,000,000 of Enertec Systems’ debt. On May 22, 2018, MICT closed on the sale of all of the outstanding equity of Enertec Systems.

Upon Closing, MICT received gross proceeds of approximately $4,700,000, of which 10% was to be held in escrow (“Escrow Amount’) for up to 14 months after the Closing in order to satisfy any potential indemnification claims. The final consideration amount was adjusted due to Enertec Systems’ debts at the Closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec Systems’ debt.

In conjunction with, and as a condition to, the Closing, the Company, Enertec Systems, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and director, executed a consulting agreement, (the “Consulting Agreement”). Pursuant to the Consulting Agreement, we, via Mr. Lucatz, provided Enertec Systems with certain consulting and transitional services over a 3 year period as necessary (but in no event did the services exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec Systems) was obligated to pay us an annual consulting fee of $150,000 and to issue to us 150,000 restricted shares of DPW Class A common stock, (the “DPW Shares”). The DPW Shares were to be issued in three equal installments, with the initial installment vesting the day after the Closing and the remaining installments vesting on each of the first two (2) anniversaries of the Closing. The rights and obligations under the Consulting Agreement were assigned to Mr. Lucatz along with the DPW Shares.

Coolisys alleged the Company was in breach of the Share Agreement, and the Escrow Amount remained in escrow. On July 21, 2020, MICT management and MICT (the “Seller Parties”) received a statement of claim filed in the District Court of Tel Aviv (the “Court”) by Coolisys against the Seller Parties and its Board members for the approximate amount of $2,500,000, (the “Claim”). Pursuant to the Claim, Coolisys alleged that certain misrepresentations in the Share Agreement resulted in losses to Coolisys and requested, among other things, that the Court instruct the release of the Escrow Amount held by the escrow agent to Coolisys.

The Company filed its defense to the Claim on December 15, 2020. On September 14, 2021, the Court adopted a verdict giving effect to the parties settlement agreement pursuant to which the Claim was rejected. The parties have mutually released and waived all claims against the other and in consideration for the aforementioned, the Escrow Amount was released to Coolisys.

NOTE 16 — SUBSEQUENT EVENTS

On August 23, 2021, Beijing Yibao , Guangxi Zhongtong, and two shareholders of Guangxi Zhongtong entered into a capital increase agreement, pursuant to which Beijing Yibao will invest RMB30 million RMB (USD 4.7 million) into Guangxi Zhongtong. After the investment, Beijing Yibao will hold 60% of the shares in Guangxi Zhongtong and be the controlling shareholder. The VIE agreements signed with Guangxi Zhongtong on January 1, 2021 would become void once the full investment was received. On October 21, 2021, Guangxi Zhongtong received the funds transferred by Beijing Yibao and the transaction was completed.

On October 27, 2021, Bokefa transferred a loan to the shareholders of All Weather in the total amount of RMB 30 million (approximately $4.7 million). The loan was granted pursuant to the loan agreement signed on July 1, 2021, which is a part of a VIE Structure. The loan is designated to be used as working capital for All Weather.

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

Overview

MICT, Inc. (“MICT”, the “Company”, “We”, “us”, “our”) was formed as a Delaware corporation on January 31, 2002. On March 14, 2013, we changed our corporate name from Lapis Technologies, Inc. to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary Enertec Systems Ltd., we changed our name from Micronet Enertec Technologies, Inc. to MICT, Inc.. Our shares have been listed for trading on The Nasdaq Capital Market under the symbol “MICT” since April 29, 2013.

MICT Telematics Ltd (“MICT Telematics”) is a wholly-owned holding company established in Israel on December 31, 1991. On October 22, 1993, MICT Telematics established a wholly-owned holding company headquartered in Israel, MICT Management Ltd.

On February 1, 2019, BI Intermediate (Hong Kong) Limited (“BI Intermediate”) was incorporated in Hong Kong as a wholly-owned holding company of GFHI.

On December 11, 2019, Bokefa Petroleum and Gas Co., Ltd (“Bokefa Petroleum”) was incorporated in Hong Kong as a holding company, and is the wholly-owned subsidiary of BI Intermediate. On October 22, 2020 and March 8, 2021, Bokefa Petroleum established another two holding companies, Shanghai Zheng Zhong Energy Technologies Co., Ltd (“Shanghai Zheng Zhong”) and Tianin Bokefa Technology Co., Ltd. (“Bokefa”).

On June 10, 2020, MICT Telematics purchased 5,999,996 ordinary shares of Micronet Ltd. (“Micronet”) for aggregate proceeds of New Israeli Shekel (“NIS”) 1.8 Million (or $515,000) through a tender offer issued by MICT Telematics. As a result, we have increased our ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 we, purchased through public offering consummated by Micronet on the Tel Aviv Stock Exchange (“TASE”), 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100,200 (or $887,000). As a result, we increased our ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares. MICT applied purchase accounting and began to consolidate Micronet’s operating results into our financial statements beginning on such date. MICT recognized a $665,000 gain on previously held equity in Micronet.

On October 11, 2020, Micronet consummated a public equity offering on the “TASE, in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961,202 (or $1,417,486). Following Micronet’s offering, including the purchase of Micronet shares, the exercise of our stock options and additional purchase of 115,851 Micronet shares from an individual seller, our ownership interest in Micronet was diluted from 53.39% to 50.31% of Micronet’s outstanding share capital. On May 9, 2021, following the exercise of options by minority stockholders, the Company’s ownership interest was diluted to 49.88% and, as a result we no longer consolidate Micronet’s operating results in our financial statements. As of May 9, 2021, the Company accounted for the investment in Micronet using the equity method of accounting.

Prior to July 1, 2020, MICT operated primarily through its Israel-based majority-owned subsidiary, Micronet. Since July 1, 2020, after MICT completed its acquisition (the “Acquisition”) of GFH Intermediate Holdings Ltd. (“GFHI” or “Intermediate”), pursuant to that certain agreement and plan of merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT, as amended and restated on April 15, 2020 (the “Restated Merger Agreement” or “Merger”), we have been operating in the financial technology sector. GFHI is a financial technology company with a marketplace in China, as well as other areas of the world, and is currently in the process of building various platforms for business opportunities in different verticals and technology segments in order to capitalize on such technology and business. GFHI plans to continue to advance its capabilities and technological platforms through acquisition and licensing technologies to support its growth efforts in the different market segments. After the Merger, MICT includes the business of Intermediate, its wholly-owned subsidiary, operating through its operating subsidiaries, as described herein.

On October 2, 2020, BI Intermediate entered into a strategic agreement (the “Strategic Agreement”) to acquire the entire share capital of Magpie Securities Limited (“Magpie”), a Hong Kong based securities and investments firm, for a total purchase price of approximately $3.0 million (“Purchase Price”). Magpie is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China, including China A-Shares, all of which are the primary target markets for Company’s global fintech business. The Strategic Agreement provided that the acquisition would be consummated in two phases, an initial purchase whereby 9% of the share capital of Magpie was acquired and thereafter, the remaining 91% of Magpie would be purchased by BI Intermediate upon, and subject to, the approval of the Hong Kong Securities and Futures Commission (SFC), the principal regulator of Hong Kong’s securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% and paid 9% of the Purchase Price. Additionally, pursuant to the Strategic Agreement, upon the initial closing, BI Intermediate loaned Magpie an amount equivalent to the remaining 91% of the Purchase Price. Upon closing on the remaining 91%, which remains subject to SFC approval, the loan would be cancelled, and BI Intermediate would acquire the remaining 91% of Magpie. The loan was secured against the pledge of 91% of the share capital of Magpie purchased at such time by BI Intermediate. The obligations of Magpie, and the seller of the interests of Magpie, under the loan agreement have been guaranteed by the majority shareholder of Magpie. On February 26, 2021, we finalized the acquisition of Magpie. The acquisition was consummated following the receipt of approval from the SFC effecting the change in the majority shareholder of Magpie. In consideration for the entire share capital of Magpie, we paid a total Purchase Price of $2.947 million (reflecting the net asset value of Magpie estimated at $2.034 million recorded as a working capital, and a premium $902 thousand that was recorded as a license in the Intangible assets). The Company, through and together with the Company’s wholly owned subsidiaries, Beijing Magpie Securities Consulting Services Co., Ltd (“Beijing Magpie”) and Shenzhen Magpie Information Consulting Technology Co., Ltd (“Shenzhen Magpie”), are in the process of integrating its mobile app supporting platforms with Magpie’s licensed trading assets.

Upon completion of the Magpie acquisition, we were able to obtain the licenses and permits needed for operating our online platform. After we complete the appropriate system testing to ensure scale and reliability, we will be in a position to notify the Hong Kong regulator of our intended launch date. Our initial plan is to launch the online stock trading platform in Hong Kong.

On January 1, 2021, we entered into a transaction through Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we loaned the Guangxi Zhongtong shareholders through a frame work loan (the “GZ Frame Work Loan”) in the amount of up to RMB 40 million (approximately $6,125,000) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong As of September 30, 2021, only RMB 8,010,000 (approximately $1,243,000) was drawn down from the GZ Frame Work Loan for working capital and approximately $857,000 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame Work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong, and (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

This transaction was structured pursuant to a Variable Interest Entity (“VIE”) Structure (in which we do not hold the shares). Given our direct ownership in Bokefa and its contractual arrangements with Guangxi Zhongtong, we are regarded as Guangxi Zhongtong’s controlling entity and primary beneficiary of Guangxi Zhongtong’s business. We have, therefore, consolidated the financial position and operating results of Guangxi Zhongtong into our consolidated financial statements, using the fair value of the assets and liabilities of Guangxi Zhongtong, in accordance with U.S. GAAP.

Beijing Fucheng Lianbao Technology Co., Ltd (“Beijing Fucheng”) is an entity incorporated on December 29, 2020, in which Bokefa owns 24% equity interest with the remaining 76% controlled by Bokefa through VIE agreements. On February 10, 2021, Beijing Fucheng acquired all of the shares of Beijing Yibao Technology Co., Ltd., (“Beijing Yibao”) which holds 100% of the equity interest in Beijing Fucheng Insurance Brokerage Co., Ltd. (“Fucheng Insurance”). Fucheng Insurance is a Chinese insurance brokerage agency and is a nation-wide licensed entity which offers insurance brokerage services for a broad range of insurance products. Fucheng Insurance, with and through their nationwide license, will give us the flexibility to offer and create tailor-made insurance products, leverage customers directly or through distribution partners and procure better deals with both our existing and new insurance company partners. Fucheng Insurance further enables us to accelerate onboarding of new agents onto our platforms all throughout China. It also creates the opportunity to promote our business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. When Fucheng Insurance initiates its nationwide rollout of its mobile application, it will facilitate access to those portals’ vast customer bases, which will also offer MICT’S full suite of insurance products. Beijing Fucheng shares were acquired for approximately $5.7 million, and funded through MICT. For further information, please refer to Note 7.

On June 16, 2021, Micronet announced that it completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate of 18,400 securities units (the “Units”) at a price of NIS 14.6 per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of NIS 26,864,000 (approximately $8,290,000) in the offering. The Company did not participate in the offering, and, as a result, the Company owned 36.95% of the outstanding ordinary shares of Micronet and 26.56% on a fully diluted basis as of September 30, 2021.

On July 1, 2021, Bokefa entered into a transaction with the shareholders of All Weather Insurance Agency Co., Ltd (“All Weather”), a local Chinese entity with business and operations in the field of broker insurance (the “Transaction”). Pursuant to the Transaction, Bokefa agreed to provide the All Weather shareholders with a frame work loan (the “AW Frame Work Loan”) for a total amount of up to RMB 30 million (approximately $4.7 million) (the “AW Frame work Loan Amount”) which if and as utilized, will be sued for working capital purpose of All Weather. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders pledged their shares for the benefit of Bokefa in order to secure the amount for the AW Frame Work Loan Amount (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement (which include an exercise price not less than the maximum AW Frame Work Loan Amount and the right to convert the AW Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather, and (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount. The Transaction above was structured pursuant to a VIE structure (pursuant to which we do not technically hold the shares) and as a result of our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and primary beneficiary of All Weather’s business. On October 27, 2021, the entire AW Frame Work Loan Amount was utilized by the All Weather shareholders and was transferred to All Weather for purpose of working capital. In addition, as of September 30, 2021, the Company granted the All Weather shareholders an additional loan in the sum of approximately $776,000, to be provided in advance to a transaction between the parties pursuant to which the VIE structure described above shall be replaced by an equity structure for the purchase by MICT of such equity interests in All Weather at such commercial and other terms to be agreed by the parties.

On August 23, 2021, Beijing Yibao, Guangxi Zhongtong, and two shareholders of Guangxi Zhongtong entered into a capital increase agreement, pursuant to which Beijing Yibao will invest approximately RMB30 million (USD 4.7 million) into Guangxi Zhongtong. On October 21, 2021, Yibao transferred such funds and the transaction closed. As a result of the transaction, Yiabo now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the closing, the previous agreements consummated on January 1, 2021 per the GZ Frame Work Loan became null and void.

From January through September 2021, Shenzhen Bokefa Technology Co., Ltd (“Shenzhen Bokefa”) and Tianjin Dibao Technology Co., Ltd (“Tianjin Dibao”) were established under BI Intermediate as holding companies to further develop the Company’s business in China.

Our current business, following the completion of the Acquisition, is primarily comprised and focused on the growth and development of the GFHI financial technology offering and the marketplace in China. We are in the process of building various platforms for business opportunities in different verticals and technology segments in order to capitalize on such technology and business.

As a result of our Acquisition of GFHI and the subsequent work we have undertaken with the management of Intermediate, we are positioned to establish ourselves, through our operating subsidiaries, to serve the markets as a financial technology company with a significant Chinese marketplace. We plan to expand on a global level as we continue to scale our business. GFHI has built various platforms to capitalize on business opportunities in a range of verticals and technology segments, which currently include stock trading and wealth management, commodities in segments of oil and gas trading and insurance brokerage. We are seeking to secure material contracts in all of these market segments in China while also developing opportunities in order to allow GFHI access to these markets. We will continue to increase the capabilities of our platforms through acquisition and/or licensing different technologies to support our efforts. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base.

We implemented our plans by capitalizing on Intermediate’s experience with local markets in China, as well as with the Company’s operating subsidiaries, which have begun to secure material contracts in fast growing market segments in China.

Our current opportunities have given us access the following market segments:

●	Stock trading and wealth management segment;

●	Commodities in the field of Oil and gas trading segment; and

●	Insurance brokerage segment

These opportunities will continue to be realized and executed through our business development efforts, which include the acquisition of potential target entities, business and assets (such as applicable required licenses) in the relevant business space and segments in which we plan to operate. This allows the Company to enter into the market quickly and leverage existing assets in order to promote our growth strategy.

VIE agreements with Guangxi Zhongtong:

On January 1, 2021, Bokefa, our wholly foreign-owned enterprise (“WFOE”), Guangxi Zhongtong, and nominee shareholders of Guangxi Zhongtong entered into six agreements, described below, pursuant to which Bokefa is deemed to have controlling financial interest and be the primary beneficiary of Guangxi Zhogntong. Therefore, Guangxi Zhongtong is deemed a VIE of Bokefa:

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide a loan to the registered shareholders of Guangxi Zhongtong. The effective term of the loan agreement is unlimited, and the agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Guangxi Zhongtong’s operating expenses, and should be exclusively repaid by transferring shares of Guangxi Zhongtong to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all the equity interest of Guangxi Zhongtong to Bokefa in accordance with relevant laws and provisions as provided in the agreement, or upon written notice by Bokefa to the shareholders. In consideration of Bokefa’s loan arrangement, the shareholders have agreed to grant Bokefa an exclusive option to purchase their equity interest. Distribution of residual profits, if any, are restricted without the approval of Bokefa. Upon request by Bokefa, Guangxi Zhongtong is obligated to distribute profits to the shareholders of Guangxi Zhongtong, who must remit such profits to Bokefa immediately. Guangxi Zhongtong and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Guangxi Zhongtong’s business operation.

Equity Pledge Agreement

The agreement will be terminated upon such date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholder pledged all its equity interest in Guangxi Zhongtong to Bokefa as security for their obligations pursuant to the other agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Guangxi Zhongtong and its shareholders agree that the legal person, directors, general manager and other senior officers of Guangxi Zhongtong should be appointed or elected by Bokefa. Guangxi Zhongtong and its shareholders agree that all the financial and operational decisions for Guangxi Zhongtong will be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and support services to Guangxi Zhongtong and Guangxi Zhongtong agrees to pay service fees to Bokefa.

Entrustment and Power of Attorney Agreement

The shareholders of Guangxi Zhongtong agreed to entrust all the rights to exercise their voting power and any other rights as shareholders of Guangxi Zhongtong to Bokefa. The shareholders of Guangxi Zhongtong have each executed an irrevocable power of attorney to appoint Bokefa as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until deregistration of Guangxi Zhongtong.

VIE agreements with Beijing Fucheng:

On December 31, 2020, Bokefa, Beijing Fucheng, and shareholders of Beijing Fucheng entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Fucheng. Therefore, Beijing Fucheng is deemed a VIE of Bokefa. Beijing Fucheng was incorporated on December 29, 2020 and had no assets or liabilities as of December 31, 2020.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide a loan to the registered shareholders of Beijing Fucheng. The effective term of the loan agreement is unlimited, and the agreement terminates when the shareholders repay the loan. The loan should be used solely for Beijing Fucheng’s operating expenses, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of Bejing Fucheng to Bokefa in accordance with relevant laws and provisions as provided in the agreement, or upon written notice by Bokefa to the shareholders. In consideration for Bokefa’s loan arrangement, the shareholders have agreed to grant Bokefa an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, Beijing Fucheng is obligated to distribute profits to the shareholders of Beijing Fucheng, who must remit those profits to Bokefa immediately. Beijing Fucheng and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Beijing Fucheng’s business operations.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the shareholders pledged all their equity interest in Beijing Fucheng to Bokefa as security its obligations under the agreements. Bokefa has the right to receive dividends of the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Beijing Fucheng and its shareholders agree that the legal person, directors, general manager and other senior officers of Beijing Fucheng should be appointed or elected by Bokefa. Beijing Fucheng and its shareholders agree that all financial and operational decisions of Beijing Fucheng will be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and support services to Beijing Fucheng and Beijing Fucheng agrees to pay service fees to Bokefa.

VIE agreements with All Weather:

On July 1, 2021, Bokefa, All Weather, and nominee shareholders of All Weather entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of All Weather. All Weather is deemed a VIE of Bokefa

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide a loan to the registered shareholders of All Weather. The effective term of the loan agreement is unlimited, and the agreement shall terminate when the shareholders repay the loan. The loan should be used solely by All Weather for operating expenses, and should be exclusively repaid by transferring shares of All Weather to Bokefa when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of All Weather to Bokefa in accordance with relevant laws and provisions in the agreement, or upon written notice by Bokefa to the shareholders. In consideration for Bokefa’s loan arrangement, the shareholders have agreed to grant Bokefa an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, All Weather is obligated to distribute profits to the shareholders of All Weather, who must remit the profits to Bokefa immediately. All Weather and its shareholders are required to act in a manner that is in the best interest of Bokefa with regard to All Weather’s business operations.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholders pledged all of their equity interest in All Weather to Bokefa as security for their obligations pursuant to the other agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. All Weather and its shareholders agree that the legal person, directors, general manager and other senior officers of All Weather should be appointed or elected by Bokefa. All Weather and its shareholders agree that all the financial and operational decisions of All Weather will be made by Bokefa.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and support services to All Weather and All Weather agrees to pay service fees to Bokefa.

Entrustment and Power of Attorney Agreement

The shareholders of All Weather agreed to entrust all their rights to exercise their voting power and any other rights as shareholders of All Weather to Bokefa. The shareholders of All Weather have each executed an irrevocable power of attorney to appoint Bokefa as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until the deregistration of All Weather.

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

The following table reconciles, for the periods presented, GAAP net loss attributable to MICT to non-GAAP net income attributable to MICT. and GAAP loss per diluted share attributable to MICT to non-GAAP net loss per diluted share attributable to MICT.:

	Nine months ended September 30,
	(Dollars in Thousands, other than share and per share amounts)
	2021	2020
GAAP net loss attributable to MICT, Inc.	$(28,185)	$(15,559)
Amortization of acquired intangible assets	2,301	778
Expenses related to settlement agreements	566	-
Expenses related to beneficial conversion feature expense	-	8,482
Expenses related to purchase of a business	-	1,295
Options- based compensation	585	-
Stock-based compensation	9,869	2,675
Income tax-effect of above non-GAAP adjustments	(604)	(199)
Total Non-GAAP net loss attributable to MICT, Inc.	$(15,468)	$(2,528)

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.15)	$(0.16)
Weighted average common shares outstanding used in per share calculations	109,222,674	15,048,644
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.26)	$(1.03)
Weighted average common shares outstanding used in per share calculations	109,222,674	15,048,644

	Three months ended September 30,
	(Dollars in Thousands, other than share and per share amounts)
	2021	2020
GAAP net loss attributable to MICT, Inc.	$(5,328)	$(14,151)
Amortization of acquired intangible assets	733	788
Expenses related to beneficial conversion feature expense	-	8,482
Expenses related to purchase of a business	-	935
Expenses related to settlement agreements	34	-
Options- based compensation	127	-
Stock-based compensation	1,501	2,584
Income tax-effect of above non-GAAP adjustments	(190)	(199)
Total Non-GAAP net loss attributable to MICT, Inc.	$(3,123)	$(1,561)

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.03)	$(0.07)
Weighted average common shares outstanding used in per share calculations	121,419,308	22,832,683
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.05)	$(0.61)
Weighted average common shares outstanding used in per share calculations	121,419,308	22,832,683

Results of Operations

Three and Nine Months Ended September 30, 2021, Compared to Three and Nine Months Ended September 30, 2020.

As of June 23, 2020, we increased our ownership interest in Micronet to over 50% and started to consolidate Micronet’s operations into our financial statements up until May 9, 2021 when our ownership in Micronet was diluted to less than 50%. In addition, on July 1, 2020, we completed a merger transaction for the Acquisition of GFHI. We are consolidating the financial results of GFHI as of the date the Acquisition and for the period thereafter. Beginning December 2020, we launched our insurance platform operated by GFHI for the Chinese market and have been generating revenues in GFHI in this segment of our operations. During the first quarter of 2021, as described above, we entered into a certain transaction with Guang Xi Zhong Tong, Beijing Fucheng Lianbao Technology Co., Ltd. and completed the acquisition of Magpie, which operates in the field of securities trading platforms. As a result of these transactions, we have started to consolidate the financial results of these companies and business lines into our business. On July 1, 2021, we entered into a VIE transaction with All Weather and started to consolidate the financial results and business lines of All Weather into our business once the transaction was consummated.

These business activities conducted by MICT in combination with the completion of the above acquisitions, contributed to the following P&L items:

Revenues

Net revenues for the three and nine months ended September 30, 2021 were $18,515,000 and $39,791,000, respectively, compared to $349,000 and $349,000 for the three and nine months ended September 30, 2020, respectively. This represents an increase of $18,166,000 and $39,442,000, respectively, for the three and nine months ended September 30, 2021, respectively.

Net revenues related to the MRM segment for the three and nine months ended September 30, 2021 were $0 and $726,000, respectively, as compared to $349,000 and $349,000 for the three and nine months ended September 30, 2020 and reflects a decrease of $349,000 and an increase of $377,000 for the three and nine months ended September 30, 2021, respectively. MRM revenues were solely contributed by Micronet. The changes is attributed to the consolidation of the MRM Segment (Micronet) results as of the second quarter of 2020 and the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021. Micronet did not generate any revenue during the second quarter of 2020 or since the beginning of the second quarter of 2021 until its deconsolidation.

Net revenues related to the verticals and technology segment for the three and nine months ended September 30, 2021 were $18,515,000 and $39,065,000, respectively, as compared to no revenues for the three and nine months ended September 30, 2020, and reflects an increase of $18,515,000 and $39,065,000, respectively, for the three and nine months ended September 30, 2021. The increase is attributed to the consolidation of the GFHI results as of July 1, 2020 and revenues generated as a result of certain commercial and business combination transaction entered by the Company during 2021 (as further detailed above).

Cost of revenues

Cost of revenues for the three and nine months ended September 30, 2021 were $15,769,000 and $34,436,000, respectively, compared to $347,000 and $347,000 for the three and nine months ended September 30, 2020, respectively. This represents an increase of $15,422,000 and $34,089,000, respectively, for the three and nine months ended September 30, 2021 as compared to the same period last year.

Cost of revenues related to the MRM segment for the three and nine months ended September 30, 2021 were $0 and $716,000, respectively, as compared to $347,000 and $347,000 for the three and nine months ended September 30, 2020 and reflects a decrease of $347,000 and an increase of $369,000, respectively, for the three and nine months ended September 30, 2021. The change is attributed to the consolidation of the MRM segment (Micronet) results as of the second quarter of 2020 and the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021.

Cost of revenues related to the verticals and technology segment for the three and nine months ended September 30, 2021, respectively, were $15,769,000 and $33,720,000, as compared to $0 and $0 for the three and nine months ended September 30, 2020, respectively, and reflects an increase of $15,769,000 and $33,720,000, for the three and nine months ended September 30, 2021, respectively. The increase is attributed to the commercial and business combination transaction entered by the Company during the first quarter of 2021 (as further detailed above).

Gross profit

Gross profit for the three and nine months ended September 30, 2021 were $2,746,000 and $5,355,000, respectively, and represents 15% and 13% of the revenues, respectively. This is in comparison to gross profit of $2,000 and $2,000 for the three and nine months ended September 30, 2020, respectively. With the transactions and development of our vertical and technology segment and the online stock trading platform segment, our gross profit increased accordingly.

Selling and Marketing Expenses

Selling and Marketing expenses are part of operating expenses. Selling and marketing cost for the three and nine months ended September 30, 2021, were $1,521,000 and $3,874,000, respectively, as compared to expenses of $69,000 and $69,000 for three and nine months ended September 30, 2020, respectively. This represents an increase of $1,452,000 and $3,805,000, respectively, for the three and nine months ended September 30, 2021 as compared to the same period last year. The increase is attributed to the consolidation of the GFH results as of July 1, 2020 and expenses generated as a result of certain commercial and business combination transaction entered by the Company during 2021 (as further detailed above).

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the three and nine months ended September 30, 2021 were $6,618,000 and $26,039,000, respectively, compared to $4,899,000 and $6,337,000 for the three and nine months ended September 30, 2020, respectively. This represents an increase of $1,719,000 and $19,702,000, respectively, for the three and nine months ended September 30, 2021 as compared to the same period last year. The increase is mainly a result of (i) the acquisitions as noted above, and (ii) an increase in retainer for professional advice from various services providers, in connection with the completion of the public offering closed in February 2021 and March 2021; and (iii) an increase associated with the D&O insurance (iv) issuance costs of shares and options to Directors officers and employees.

Research and Development Expenses

Research and development expenses are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three and nine months ended September 30, 2021 were $396,000 and $1,015,000, respectively, compared to $230,000 and $230,000 for the three and nine months ended September 30, 2020, respectively. This represents an increase of $166,000 and $785,000, for the three and nine months ended September 30, 2021, respectively, as compared to the same period last year. The increase is attributed to the consolidation of the GFH results as of July 1, 2020 and the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021 (as further detailed above).

Loss from Operations

Our loss from operations for the three and nine months ended September 30, 2021 were $6,521,000 and $27,874,000, respectively, compared to loss from operations of $6,016,000 and $7,454,000, for the three and nine months ended September 30, 2020, respectively. The increase in loss from operations is mainly a result of the acquisitions as mention above, as well as the increase in general and administrative costs and increase in selling and marketing costs as explained in the section above.

Financial Expenses, net

Financial income (expenses), net for the three and nine months ended September 30, 2021 were $336,000 and $61,000 compared to $(8,960,000) and $(8,803,000) for the three and nine months ended September 30, 2020, respectively. This represents a decrease in financial expenses of $9,296,000 and $8,864,000, for the three and nine months ended September 30, 2021. The decrease in financial expenses, net for the nine months ended September 30, 2021, is primarily due to the recognition of beneficial conversion expense of approximately $8,482,000 in 2020.

Net Income (Loss) Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the three and nine months ended September 30, 2021, respectively, was $5,328,000 and $28,185,000, compared to 14,151,000 and $15,559,000, for the three and nine months ended September 30, 2020, respectively. This represents a decrease of $8,823,000 and increase of $12,626,000 for the three and nine months ended September 30, 2021, respectively, as compared to the same period last year. The change for the three and nine months ended September 30, 2021 is mainly a result of the increase in operating expenses on the one hand, and on the other hand we can see an increase in revenues.

Liquidity and Capital Resources

As of September 30, 2021, our total cash balance was $105,289,000, as compared to $29,049,000 as of December 31, 2020. This reflects an increase of $76,240,000 in cash for the reasons described below.

Sales of our Securities

On November 2, 2020 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase 0.8 of one share of common stock at a purchase price of $2.50 per Unit. The warrants are exercisable nine months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the warrants become exercisable. The closing of the sale of Units pursuant to the Purchase Agreement occurred on November 4, 2020. By December 31, 2020, the Company had received a total of $22.325 million in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The remaining gross proceeds, in the additional aggregate amount of $2.675 million, were received by the Company on March 1, 2021 and in consideration for such proceeds, the Company issued the remaining 2,400,000 units.

On February 11, 2021, the Company announced that it has entered into a securities purchase agreement (the “February Purchase Agreement”) with certain institutional investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “February Offering”). The gross proceeds to the Company from the February Offering were expected to be approximately $60.0 million. The Series A warrants are exercisable nine months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B warrants are exercisable nine months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance. The Company received net proceeds of $54.0 million on February 16, 2021 after deducting the placement agent’s fees and other expenses.

On March 2, 2021, the Company entered into a securities purchase agreement (the “March Purchase Agreement”) with certain investors for the purpose of raising approximately $54.0 million in gross proceeds for the Company. Pursuant to the terms of the March Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 19,285,715 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $2.675 per Share and in a concurrent private placement, warrants to purchase an aggregate of 19,285,715 shares of common stock, at a purchase price of $0.125 per warrant, for a combined purchase price per share and warrant of $2.80 which was priced at the market under Nasdaq rules. The warrants are immediately exercisable at an exercise price of $2.80 per share, subject to adjustment, and expire five years after the issuance date. The closing date for the March Purchase Agreement was on March 4, 2021. The Company received net proceeds of $48.69 million on March 4, 2021, after deducting the placement agent’s fees and other expenses.

Loans Provided by MICT

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan Micronet $500,000 (the “Convertible Loan”). The Convertible Loan bears interest at a rate of 3.95% calculated and paid on a quarterly basis. In addition, the Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Convertible Loan shall be repaid in full upon the lapse of 24 months from its issuance. In addition, the outstanding principal balance of the Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Convertible Loan at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. On July 5, 2020, Micronet had a reverse split where the price of the Convertible Loan changed from 0.08 NIS per Micronet share into 5.7 NIS per Micronet share. The option’s exercise price changed from 0.6 NIS per share to 9 NIS per Micronet share.

On January 1, 2020, the Convertible Loan was approved at a general meeting of the Micronet shareholders and the Convertible Loan and the transactions contemplated thereby became effective.

On August 13, 2020, MICT Telematics extended to Micronet an additional loan in the aggregate amount of $175,000 (the “Third Loan”) which governed the existing outstanding intercompany debt. The Third Loan does not bear any interest and has a term of twelve (12) months. The Third Loan was extended for the purpose of supporting Micronet’s working capital and general corporate needs. The loan was repaid on August 25, 2021.

Debt Repayment

For the nine months ended September 30, 2021, our total debt was $0 as compared to $884,000 for the year ended December 31, 2020. The change in total debt is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021.

Total Current Assets, Trade Accounts Receivable and Working Capital

For the nine months ended September 30, 2021, our total current assets were $138,314,000, as compared to $33,680,000 for the year ended December 31, 2020. The increase is mainly due to the increase in our cash as described above.

Our trade accounts receivable for the nine months ended September 30, 2021, were $20,644,000 as compared to $523,000 for the year ended December 31, 2020. The increase is due to consolidation of Zhongtong Insurance financial reports.

For the nine months ended September 30, 2021, our working capital was $112,980,000, compared to $26,693,000 for the year ended December 31, 2020. The increase is mainly due to the increase in our cash as described above.

	For the Nine Months Ended September 30,
	2021	2020
	USD in thousands	USD in thousands
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(35,081)	$(12,201)
Net Cash Used in Investing Activities	(6,487)	(288)
Net Cash Provided by Financing Activities	117,601	27,998
Translation adjustment on cash and restricted cash	207	(85)
Cash and restricted cash at Beginning of Period	29,049	3,199
Cash and restricted cash at end of period	$105,289	$18,623

Cash Flow from Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $35,081,000, which consists of the net cash used in operating activities of $6,450,000 and with net loss of $28,631,000. The total net cash used in operating activities primarily consisted of: (1) Stock-based compensation for employees and consultants of $(584,000), (2) Loss from loss of control in Micronet of $(1,934,000), (3) gain from equity investment of $636,000, (4) Depreciation and amortization of $ (2,416,000), (5) Changes in assets and liabilities of $ 10,748,000.

For the nine months ended September 30, 2020, net cash used in operating activities was $12,201,000, which consists of the net cash used in operating activities of $3,820,000 and with net loss of $16,021,000. The total net cash used in operating activities primarily consisted of: (1) Gain on previously held equity interest in Micronet of $665,000, (2) Stock-based compensation for employees and consultants of $ (2,675,000), (3) Loss from equity investment of $(786,000), (4) Impairment of equity and loan method investment in Micronet of $263,000, (5) Interest and exchange rate differences on loans of $(16,000), (6) Depreciation and amortization of $ (890,000), (7) Changes in assets and liabilities of $(381,000).

Cash Flow from Investing Activities

For the nine months ended September 30, 2021, we had net cash used in investing activities of $6,487,000, which consisted of the net cash used in investing activities of $2,342,000, deconsolidation of Micronet operations of $2,466,000, loan to related party of $1,133,000 and purchase of property and equipment of $546,000. The majority net cash used in investing was for the investment in new companies and expansion of business activities.

For the nine months ended September 30, 2020, we had net cash used in investing activities of $288,000, which consisted of the net cash used in additional investment of Micronet of $(222,000), loan to Micronet of $(125,000), and purchase of property and equipment of $59,000.

Cash Flow from Financing Activities

For the nine months ended September 30, 2021, we had net cash provided by financing activities of $117,601,000, which primarily consisted of: (1) Proceeds from issuance of shares and warrants of $115,242,000 from our public offering in February and March 2021; (2) proceeds from the exercise of warrants of $2,554,000; (3) Repayment of current maturity of long-term bank loans of $(195,000).

For the nine months ended September 30, 2020, we had net cash provided by financing activities of $27,998,000, which primarily consisted of receipt of loans from others, net of $(63,000) and Proceeds from issuance of shares and warrants of $1,612,000 and issuance of convertible preferred shares net of $409,000. proceeds from the exercise of warrants of $2,366,000, payment received by convertible notes purchasers $23,674,000

Financing Needs

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Mr. Darren Mercer, the Company's Interim Chief Executive Officer, and Mrs. Moran Amran, the Company's Controller (our principal executive officer and principal financial officer, respectively), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During 2021 the Company has completed two significant acquisitions of business in China in the insurance brokerage field which included the acquisition of majority interests in Guangxi Zhongtong Insurance Agency Co., Ltd, and All Weather Insurance Agency Co., Ltd, each of them a local Chinese entity with business and operations in the field of broker insurance. The acquired entities are both private held companies managed and operated pursuant to local private accounting and business standards. As part of our internal control process, we identified an material weakness that the Company had insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC reporting and disclosure requirements commensurate with the Company's financial reporting requirements.

We have started to undertake steps to strengthen our internal control over financial reporting, including: (1) engaging a third party U.S. GAAP consulting firm to support U.S. GAAP financial reporting as well as in SEC reporting requirements; (2) Hiring additional staff and CFO with U. S. GAAP knowledge and experience; Among other, on May 2021 we have appointed a Chief Financial Officer, a US CPA licensed individual with extensive knowledge and experience in the application of U.S. GAAP and SEC reporting and disclosure requirements, to manage the financial aspects of our local Chinese entities and the business operated by them; The financial team is further being expanded as we are in the process of hiring an additional controller for the our China operations as well as other team members, all with strong U.S. GAAP and SEC reporting and disclosure qualifications. (3) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel.

Changes in internal control over financial reporting

Other than as described above, there were not changes has occurred in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other.

On July 6, 2021, MICT’s audit committee terminated the Company’s engagement with Ziv Haft, a BDO Member Firm as the Company’s independent registered public accounting firm, effective immediately. The Company’s business focus shifted to China and Hong Kong, and we engaged Friedman LLP, who has a strong practice representing Chinese based operating companies listed on Nasdaq. Additionally, Friedman LLP is able to fully comply with the newly passed Holding Foreign Companies Accountabilities Act (“HFCAA”).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, MICT, GFHI and/or Micronet may become subject to litigation incidental to its business.

In March 2017, MICT entered into a merger agreement (“Merger Agreement” or “Merger”) with Sunrise Securities LLC (“Sunrise”) through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities. These opportunities included: a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed on the fee amount that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There were also questions about whether or not Sunrise was owed any transaction fee upon the closing of the Merger. In order to resolve this matter, the parties executed a settlement and release agreement (“Settlement Agreement”) for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Settlement Shares” or “Shares”), which Settlement Shares were delivered as follows: (i) 67.5% of the Settlement Shares to Amnon Mandelbaum, (ii) 7.5% of the Settlement Shares to INTE Securities LLC, and (iii) 25% of the Settlement Shares to Amini LLC. In addition, no later than February 16, 2021, MICT issued 200,000 purchase warrants (“Warrants”) to purchase 200,000 freely tradable registered shares of Common Stock of MICT and deliver original copies of such Warrants within five business days of the date of issuance of the Warrants. The Shares issuable upon exercise of the Warrants were to be registered via a registration statement on Form S-1. 150,000 Warrants were issued to Amnon Mandelbaum, 50,000 Warrants were issued to Amini LLC, or its designee as named in writing. Each Warrant is exercisable into one share of registered common stock of MICT until one year after the date of the Warrants issuance, at an exercise price of $1.01 per Share. In all other respects, these Warrants contain the same material terms and conditions as are applicable to MICT’s current outstanding Warrants including, but not limited to, cashless exercise at all times from the date of issuance of the Warrants. The expiration dates of the Warrants, certain exercise price adjustments, and other terms as are no less favorable than MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the Shares, and the Shares underlying the Warrants per the Settlement Agreement. Sunrise notified MICT that we were in breach of the Settlement Agreement. Subsequently, on March 30, 2021, MICT and Sunrise signed an amended settlement agreement (the “Amended Settlement Agreement”) whereby MICT was required to make a $1,000,000 payment to Sunrise by March 31, 2021 and the settlement share dollar amount set forth above was reduced from $1,500,000 to $500,000. Furthermore, if MICT was not able to file a registration statement with the Securities and Exchange Commission for the Settlement Shares by June 4, 2021, we were required to make a $600,000 payment to settle the matter in full and Sunrise would not receive any the Settlement Shares. On July 1, 2021, MICT made the $600,000 payment as there was a disagreement as to whether or not the registration statement was timely filed.  This matter with Sunrise is now fully settled.

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

In March 2017, Micronet received notice from a previous customer, (the Complainant) relating to tests performed by the Complainant which allegedly revealed a defect in the materials included in the battery integrated into a certain product of Micronet. The Complainant then filed a complaint (“Complaint”) with the United States National Highway Traffic Safety Administration (the “Regulator”). The Complaint referred to an old product of Micronet. The Complainant had similar problems with the specific product named in the Complaint, which were covered under the product’s warranty. MICT resolved the problem, changed the battery and updated the software. Independent tests to examine the Complainant’s issues (including addressing the issue with the battery manufacturer) did not demonstrate any significant evidence supporting the Claim. Micronet has engaged in discussion with the Regulator and as of the date hereof, Micronet has not received any demand or formal response from the Regulator. Currently, the Complainant has refused any payment from MICT, and each party as reserved its claims in this matter.

In February 2020, a former employee of Micronet filed a claim against Micronet in the Israeli Labor Court for a total amount of USD $150,000. He alleged that he was entitled to receive various salary payments and social benefits which were not previously paid to him. In response to the claim, Micronet filed its defense. The claim is currently being litigated, and the parties are currently submitting their affidavits in connection with the claim.

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

Sale of Enertec Systems 2001 Ltd.

On December 31, 2017, MICT, Enertec Systems 2001 Ltd., (“Enertec Systems”), a previously wholly-owned subsidiary, and Enertec Management Ltd., (“Enertec Management”) entered into a share purchase agreement (the “Share Agreement”), with Coolisys Technologies Inc., (“Coolisys”), a subsidiary of DPW Holdings, Inc. (“DPW”). Per the Share Agreement, Coolisys agreed to pay, at the closing (“Closing”) of the transaction, a purchase price of $5,250,000 and assume up to $4,000,000 of Enertec Systems’ debt. On May 22, 2018, MICT closed on the sale of all of the outstanding equity of Enertec Systems.

Upon Closing, MICT received gross proceeds of approximately $4,700,000, of which 10% was to be held in escrow (“Escrow Amount’) for up to 14 months after the Closing in order to satisfy any potential indemnification claims. The final consideration amount was adjusted based on Enertec Systems’ debt at the Closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec Systems’ debt.

In conjunction with, and as a condition to, the Closing, the Company, Enertec Systems, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and director, executed a consulting agreement, (“Consulting Agreement”). Pursuant to the Consulting Agreement, we, via Mr. Lucatz, provided Enertec Systems with certain consulting and transitional services over a 3 year period as necessary (but in no event did the services exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec Systems) was obligated to pay us an annual consulting fee of $150,000 and to issue to us 150,000 restricted shares of DPW Class A common stock, (the “DPW Shares”). The DPW Shares were to be issued in three equal installments, with the initial installment vesting the day after the Closing and the remaining installments vesting on each of the first two (2) anniversaries of the Closing.

Coolisys alleged the Company was in breach of the Share Agreement, and the Escrow Amount remained in escrow. On July 21, 2020, MICT management and MICT (the “Seller Parties”) received a statement of claim filed in the District Court of Tel Aviv (the “Court”) by Coolisys against the Seller Parties and its board members in the amount of approximately $2,500,000, (the “Claim”). Pursuant to the Claim, Coolisys alleged that certain misrepresentations in the Share Agreement resulted in losses to Coolisys and requested, among other things, that the Court instruct the release of the Escrow Amount held by the escrow agent to Coolisys.

The Company filed its defense to the Claim on December 15, 2020. On September 14th 2021 the Court adopted a verdict giving effect to the parties settlement agreement pursuant to which the Claim was rejected. The parties have fully released and waived all claims against the other and in consideration for the aforementioned, the Escrow Amount was released to the Coolisys.

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

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: November 15, 2021	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Interim Chief Executive Officer

Date: November 15, 2021	By:	/s/ Moran Amran
		Name:	Moran Amran
		Title:	Controller (Principal Financial and Accounting Officer)