Form 10-K
period 2021-12-31
MICT, Inc.
filed 2022-06-17
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2021 to December 31, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock, $0.001 par value, of the registrant held by non-affiliates, as of June 30, 2021 was approximately $169,140,130 based on a per share price of $2.34, the price at which the common stock was last sold as of June 30, 2021.

As of June 16, 2022, there were 129,566,207 shares of the issuer’s common stock outstanding.

i

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year ended December 31, 2021, or this Annual Report, to “MICT,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to MICT, Inc., together with our wholly-owned subsidiaries (as defined below). Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels. and all references to “RMB” are to legal currency of the People’s Republic of China; Our website address is included several times in this Annual Report as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Form 10-K do not constitute guarantees of future performance and actual results could differ materially from those contained in the forward-looking statements. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, future financial and operational performance, our anticipated future growth strategy, including the potential merger with Tingo, Inc or the acquisition of other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

ii

PART I

Item 1. Business.

MICT, Inc. (“MICT”, the “Company”, “we”, “us”, “our”) was formed as a Delaware corporation on January 31, 2002 under the name Lapis Technologies, Inc. On March 14, 2013, we changed our corporate name to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary, Enertec Systems Ltd., we changed our name to MICT, Inc. Our shares have been listed for trading on The Nasdaq Capital Market under the symbol “MICT” since April 29, 2013.

MICT is a holding company conducting financial technology business through its subsidiaries and entities controlled through various VIE arrangements (“VIE entities”). The company is principally focused on developing insurance broker business and products across approximately 120 cities in China through its subsidiaries and VIE entities, with planned expansion into additional markets. The company has developed highly scalable proprietary platforms for insurance products (B2B, B2B2C and B2C) and financial services/products (B2C), the technology for which is highly adaptable for other applications and markets. MICT through its subsidiaries has also acquired and holds the requisite license and approvals with the Hong Kong Securities and Futures Commission to deal in securities and provide securities advisory and asset management services. MICT also has memberships/registrations with the Hong Kong Stock Exchange, the London Stock Exchange and the requisite Hong Kong and China Direct clearing companies. MICT’s financial services business and first financial services product, the Magpie Invest app, is able to trade securities on NASDAQ, NYSE, TMX, HKSE, China Stock Connect, LSE, the Frankfurt Stock Exchange and the Paris Stock Exchange.

Since July 1, 2020, after MICT completed its acquisition of GFHI (the “GFHI Acquisition”) pursuant to that certain Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFH Intermediate Holdings Ltd. (“GFHI” or “Intermediate”), and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement” or “Merger”), we have been operating in the financial technology sector. GFHI is a financial technology company with a marketplace in China, as well as other areas of the world and is currently in the process of building various platforms for business opportunities in different verticals and technology segments in order to capitalize on such technology and business. GFHI plans to increase its capabilities and its technological platforms through acquisition and licensing technologies to support its growth efforts in the different market segments. After the Merger, MICT included the business of Intermediate, MICT’s wholly-owned subsidiary, operating through Intermediate operating subsidiaries.

Following Intermediate’s acquisition of Magpie Securities Limited (“Magpie”), a Hong Kong securities and investment services firm, on February 26, 2021 and the subsequent receipt of regulatory approval from the Hong Kong Securities and Futures Commission, Magpie is licensed to deal in securities, futures and options, and also undertake the business of securities advisory services and asset management.

Intermediate launched Magpie Invest, a global stock trading app, on September 15, 2021, through its wholly owned subsidiary, Magpie Securities Limited (“Magpie”). It is a proprietary technology investment trading platform that is currently operational in Hong Kong. Magpie Invest’s technology allows the platform to connect to all major stock exchanges and we planned to expand into Australia and Switzerland by Q4 2022.

These opportunities will continue to be realized and executed through our business development efforts, which include the acquisition of potential target entities, business and assets (such as applicable required licenses) in the relevant business space and segments in which we plan to operate. We believe that this will allow the Company to enter into the market quickly and leverage existing assets in order to promote our growth strategy.

Prior to July 1, 2020, MICT operated primarily through its Israel-based then majority-owned subsidiary, Micronet. Micronet, through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets are designed to increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services, such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides TSPs a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs. On May 9, 2021, following the exercise of options by certain minority stockholders, the Company’s ownership interest of Micronet was diluted to 49.88% and as a result the Company is no longer required to consolidate Micronet’s financial statements with the Company’s and include Micronet’s operating results in its financial statements. the Company owned 36.8% of the outstanding ordinary shares of Micronet and 26.56% on a fully diluted basis as of December 31, 2021.

Potential Merger with Tingo, Inc.

On May 10, 2022, Tingo, Inc., a Nevada corporation (“Tingo” or the “Seller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MICT Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of MICT (“Merger Sub”), and MICT, Inc., a Delaware corporation (“MICT”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Tingo (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Seller continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of MICT. It is expected that current holders of Tingo Shares will own approximately 77% of the total shares of the post-merger company and the current shareholders of MICT will own the remaining 23% of the Shares of the post-merger company.

Tingo is the leading Agri fintech company operating in Africa, with a marketplace platform that empowers social upliftment through mobile, technology and financial access for rural farming communities. Their ‘device as a service’ model allows them to add market leading applications to enable customers to trade, buy top ups, pay bills, access insurance and lending services. With 9.3 million existing customers, Tingo is seeking to expand its operations across select markets in Africa. Tingo’s strategic plan is to become the eminent Pan African Agri-Fintech business delivering social upliftment and financial inclusion to millions of SME farmers and women-led businesses. There can be no assurances given that the Company will consummate this merger since there are several conditions before the merger could be consummated including, but not limited to, the approval by the shareholders of the Company and Tingo, Regulatory approvals and other closing conditions.

The following diagram illustrates the Company’s current corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of December 31, 2021:

VIE agreements with Guangxi Zhongtong:

On January 1, 2021, as amended on August 6, 2021, Bokefa, our wholly foreign-owned enterprise (“WFOE”), Guangxi Zhongtong, and nominee shareholders of Guangxi Zhongtong entered into six agreements, (together, the “Guangxi Zhongtong VIE Agreements”), described below, pursuant to which Bokefa is deemed to have controlling financial interest and be the primary beneficiary of Guangxi Zhogntong. Therefore, Guangxi Zhongtong is deemed a VIE of Bokefa.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Guangxi Zhongtong. The term of the loan shall start from the date when the loan is actually paid, until the date on which the loan is repaid in full. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Guangxi Zhongtong’s operating expenses and should be exclusively repaid by transferring shares of Guangxi Zhongtong to Bokefa when PRC Law permits.

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

Equity Pledge Agreement

The agreement will be terminated upon such date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholders pledged all their equity interest in Guangxi Zhongtong to Bokefa as security for the obligations in the other agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

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

On August 23, 2021, Beijing Yibao Technology Co., Ltd (“Beijing Yibao”), Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), and two shareholders of Guangxi Zhongtong entered into a capital increase agreement pursuant to which Beijing Yibao will invest approximately RMB30 million (USD 4.7 million) into Guangxi Zhongtong. On October 21, 2021, Beijing Yibao transferred the funds separately and the transaction closed. As a result of the transaction, Beijing Yibao now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the closing, the previous agreements consummated on January 1, 2021 per the GZ Frame Work Loan became null and void, and the loan should be repaid by the shareholders before December 31, 2022.

VIE agreements with Beijing Fucheng:

On December 31, 2020, as amended on August 25, 2021, Bokefa, Beijing Fucheng Lianbao Technology Co., Ltd. (“Beijing Fucheng”), and the shareholders of Beijing Fucheng entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Fucheng,. Therefore, Beijing Fucheng is deemed a VIE of Bokefa. Beijing Fucheng was incorporated on December 29, 2020 and had no assets or liabilities as of December 31, 2020.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Beijing Fucheng. The term of the loan under this agreement shall start from the date when the loan is actually paid and shall continue until the shareholders repay all the loan in accordance with this agreement. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Beijing Fucheng’s operating expenses, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits. As of December 31, 2021 the loans were not drawn.

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

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the shareholders pledged all their equity interest in Beijing Fucheng to Bokefa as security for their obligations under the agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

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

Entrustment and Power of Attorney Agreement

The shareholders of Beijing Fucheng agreed to entrust all the rights to exercise their voting power and any other rights as shareholders of Beijing Fucheng to Bokefa. The shareholders of Beijing Fucheng have each executed an irrevocable power of attorney to appoint Bokefa as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until deregistration of Beijing Fucheng.

VIE agreements with All Weather:

On July 1, 2021, Bokefa, All Weather, and nominee shareholders of All Weather entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of All Weather. All Weather is deemed a VIE of Bokefa.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the shareholders of All Weather. The term of the loan shall start from the date when the loan is actually paid until the date on which the loan is repaid in full. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely by All Weather for operating expenses, and should be exclusively repaid by transferring shares of All Weather to Bokefa when PRC Law permits.

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

MICT’s Insurance Business Platform

The Company is an holding Company, that operates through its VIEs entities and our subsidiaries, including one insurance brokerage company, Beijing Fucheng, and two insurance agency companies, All Weather and Guangxi Zhongtong, the Company conducts insurance brokerage and agency businesses in China and operates an online platform for sales of a wide range of insurance products, including, but not limited to, automobile insurance, property and liability insurance, life insurance and health insurance, which products are underwritten by over forty insurance companies in China.

Market Opportunity

China’s insurance brokerage market has experienced rapid growth due to increased demand for insurance products in the past few years. According to iResearch report, the total insurance premium in China is expected to grow at a CAGR of 12.9% from 2019 to 2024.  China is the second biggest insurance market in the world. 497 insurance broker companies, which sell insurance policies underwritten by insurance companies and design and develop insurance products themselves according to customer needs, and 1764 insurance agent companies, which are only licensed to only sell insurance policies underwritten by insurance, sold insurance products with an aggregate premium amount of 3.98 trillion RMB (approximately $0.62 trillion) in the year of 2020.

Although the size of China’s insurance market in terms of insurance premium was the second largest in the world according to the iResearch report, insurance penetration (defined as insurance premium over GDP) and insurance density (defined as insurance premium per capita) in China were still substantially lower than those in developed countries, indicating significant growth potentials. According to the 14th Five Year Plan formulated by the Chinese government, China’s insurance penetration and density are expected to reach 6.8% and RMB6,596 (approximately US$971), respectively, by 2025.

Driven by the significant medical protection gap and rising awareness for protection, the Chinese insurance market is expected to reach RMB7.8 trillion by 2024, representing a CAGR of 12.9% from 2019. Thanks to regulatory tailwinds, growth in household disposable income and increasing awareness for health protection, Chinese insurance market is expected to continue to maintain the strong growth momentum in the long term.

As set forth in the table below, the total insurance market in China in 2019 was RMB 4.3 trillion (approximately $0.68 trillion), according to a report by the China Banking and Insurance Regulatory Commission, which represents a 10% growth in market size from 2018.

	Property Insurance (Unit: RMB 100 Billion)	Life Insurance (Unit: RMB 100 Billion)	Health Insurance (Unit: RMB 100 Billion)	Accident Insurance (Unit: RMB 100 Billion)	Total (Unit: RMB 100 Billion)
2018	10.77	20.72	5.45	1.08	38.02
2019	11.65	22.75	7.07	1.18	42.65

Local insurance companies in China only offer a limited range of insurance products, which cannot meet the needs of a 1.4 billion Chinese population, as compared to the product offerings by U.S. or European insurers in those countries with a smaller population.

Through its regulatory actions, the Chinese government encourages participation of foreign investors in insurance companies and related businesses. Under the PRC law, foreign investors are permitted to have up to 100% ownership in insurance companies. Furthermore, foreign joint venture companies may transact insurance business online and offline.

Products and Services

The Company started to set up its insurance business team in China in November 2020. The Company entered into VIE Agreements with one insurance brokerage company, Beijing Fucheng, and two insurance agency companies, All Weather and Guangxi Zhongtong, to conduct its insurance brokerage and agency businesses. As of the date of this Annual Report, the Company has 120 insurance business branches in China and a business operation team with approximately 500 employees. In addition, the Company has established collaboration relationships with leading insurance companies in China, such as The People's Insurance Company of China Limited, Ping An Insurance, Pacific Insurance, Sunshine Insurance and Dadi Insurance. For the year ended December 31, 2021, the Company generated income from sales of insurance products through insurance agents, which is the traditional sales model, aka “B (business) to A (agent)” model, and recognized $42.3 million of revenues in this insurance segment.

The Company sells insurance products, mainly consisting of automobile insurance, property and liability insurance products, life insurance products and health insurance products, all of which are underwritten by insurance companies in China.

Automobile Insurance Products

The Company’s primary insurance products are automobile insurance. The standard automobile insurance policies the Company sells typically have a term of one year and cover damages caused to the insured vehicle from collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. The Company also sell standard third-party liability insurance policies, which cover bodily injury and property damage caused in an accident involving an insured vehicle to a person not in the insured vehicle.

Property and Liability Insurance Products

The Company also offers commercial property insurance and liability insurance products. The commercial property insurance policies the Company sells typically cover damages to the insured property caused by fire, explosion, thunder and lightning. Comprehensive commercial property insurance policies generally cover damage, to the insured property caused by fire, explosion and certain natural disasters.

The liability insurance products the Company sells are primarily product liability and employer’s liability insurance products. These products generally cover losses to third parties due to the misconduct or negligence of the insured party but exclude losses due to fraud or the willful misconduct of the insured party.

Life Insurance Products

The life insurance products the Company offers can be broadly classified into three categories, as set forth below. Due to constant product innovation by insurance companies, some of the insurance products the Company offers combine features of one or more of the following categories:

●	Individual Whole Life Insurance. The individual whole life insurance products the Company sells provide insurance for the insured’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period. The face amount of the policy or, for some policies, the face amount plus accumulated interests, is paid upon the death of the insured.

●	Individual Term Life Insurance. The individual term life insurance products the Company sells provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period. Term life insurance policies generally expire without value if the insured survives the coverage period.

●	Group Life Insurance. The Company sells several group life insurance products, including group health insurance. These group products generally have a policy period of one year and require a single premium payment.

Health Insurance Products

The health insurance products the Company sells generally have a policy period of one year and require a single premium payment. These products generally cover medical expenses that arise due to an illness or casualty. The products we offer primarily include hospitalization subsidy insurance, group health insurance, group travel casualty insurance and group insurance for senior citizens.

Other Innovative Insurance Products

The Company has also worked together with a number of insurance companies to develop proprietary insurance products, such as student safety insurance, migrant workers' wage guarantee insurance, golf sports insurance and loan credit guarantee insurance.

Services

In order to enhance customer satisfaction, the Company also provides customer with insurance plan proposal and claim service. Based on risk characteristics of the customer, the Company conducts an in-depth analysis of the risks a customer may encounter, and then uses the analysis as the basis to develop a customized risk management and transfer plan for the customer.

Additionally, as competition among insurance companies in China intensifies, some insurance companies have started to outsource their claim settlement functions to insurance claims adjusting companies. The Company has been providing its customers with insurance adjustment service.

Insurance Platform

Since the beginning of 2021, the Company has started to develop and build an online platform to help insurance brokers with client management and insurance policy sales. This platform supports insurance core data storage, policy management, insurance policy issuance, insurance agent management and service management, and auto insurance after-market (repair and maintenance for members) service management. This platform can be accessed as a mobile application from smart phones and as a built-in program on WeChat. Revenues streams for the insurance platform come from commissions earned on insurance sales, as well as from finance fees, insurer marketing fees and through the monetization of the Company’s big data technology.

Customers

Through the VIE entities and our subsidiaries, the Company sells insurance products and provides insurance proposal and claim services to both individual and institutional customers, including but not limited to automobile owners, small, medium and large companies, employers, employees, students and their parents, migrant workers, golf players and so on. By providing quality insurance products and premium services to customers, the Company strives to build a loyal customer base.

Licenses

The VIE entities and our subsidiaries have obtained necessary approvals and licenses from the relevant PRC regulatory entities to operate insurance brokerage and agency business in China. We are the only company in China that has National Insurance Brokerage License, the National and Regional Insurance Agency License and the Insurance Adjuster License. The National Insurance Brokerage License enables us not only to sell policies to customers across the most developed China both online and offline, but also to design and develop insurance products and policies by ourselves as broker, which products and policies are underwritten by insurance companies, to better meet customers’ needs. The Insurance Agency License allows us to process the business all over China and locally at designated provinces by connecting to numerous insurance companies and sell a variety of existing insurance products and policies. Insurance Adjuster License allows us to inspect property damage or personal injury claims and collect information from all parties involved and assess the amount of insurance claims. Lastly but not least, we are also licensed to operate insurance brokerage and agency business through internet, which enable us to promote our products and service online to establish a cost-efficient, scalable and sustainable customer acquisition model.

Currently, Beijing Fucheng has valid National Insurance Brokerage License, and All Weather and Guangxi Zhongtong hold valid National and Regional Insurance Agency Licenses and Insurance Adjuster License. The relevant entities have also obtained the ICP licenses to conduct insurance transactions online, which allows customer to evaluate and purchase insurance products and/or receive customer services online.

Competitive Strengths

The Company believes the following strengths contribute to its success and differentiate the Company from its competitors:

●

Strong and Proven Execution Capabilities. We have 500 employees, including 450 insurance sales staff, 30 technical staffs and 20 senior management staff. Most of them have over 10 years of experience in insurance industry.  These employees are located in our 120 branches across the country. Our management team have a long track record of operating through large retail stores in China. We also have the advantage of being able to sign deals with those people and bring huge amounts of new stores, which are our new insurance sales channels onto our platform.

●

Unique and Comprehensive Insurance Licenses. We are the only company in China that has National Insurance Brokerage License, the National and Regional Insurance Agency License and the Insurance Adjuster License. Insurance agencies are entities that have obtained an insurance agency license from the regulator and engage in the sale of insurance products for, and within the authorization of, insurance companies. Insurance brokers are entities that have obtained an insurance broker license from the regulator and generally act on behalf the insurance applicants in seeking insurance coverage from insurance companies. Some insurance brokers also engage in reinsurance brokering and act on behalf of insurance companies in their dealings with reinsurance companies. Insurance adjuster firms are entities that have been approved by the regulator to engage in insurance adjusting activities such as the assessment, survey, authentication and loss estimation. With the licenses we are able to process the business throughout most of developed China, as well as rural areas across China, develop and provide comprehensive products and services by connecting to numerous insurance companies. With the broad business scope in which the licenses allow us to operate, we are able to serve 384 million car drivers on car insurance and repairing services, 280 million students in school and colleges and their parents on safe insurance and health insurance and 500 million farmers in rural areas on health insurance and life insurance.

●	Business Relationships. we have established collaboration relationships with a number of other companies, including oil and gas sector, financial services sector, large internet portals and other insurance companies in the PRC, to promote our insurance products and after-market and after-sales services offerings to their customers.

●	National Network. We have built up a nationwide service network including over 120 cities and 30 provinces in China. Any insurance agent, no matter where he or she lives, can register at our local branch and be qualified as an insurance agent. These branches have signed business cooperation agreements with hundreds of local insurance companies to sell their developed insurance products in the region and provide insurance after-sales services for policyholders.

●	Brand Awareness. We have established ourselves as a trusted brand through our VIE entities and subsidiaries. We are able to provide standard services with the prestigious brand across China.

Business Challenges

The Company is, and expects for the foreseeable future to be, subject to all the risks and uncertainties, inherent to a development-stage business and in a developing industry in China. These risks and challenges are, among other things:

●	we operate in an industry that is heavily regulated by relevant governmental agencies in China;

●	we rely on contractual arrangements with VIE entities and our subsidiaries, including Guangxi Zhongtong, Beijing Fucheng and All Weather, and their respective shareholders for our operations in China, which arrangement may not be as effective in providing operational control as direct ownership;

●	our management may lack expertise, human and capital resources to implement important strategic initiatives in all branches across China;

●	we may require additional capital to develop and expand our operations which may not be available to us when we require;

●	our marketing and growth strategy may not be successful;

●	our business may be subject to significant fluctuations in operating results; and

●	we may not be able to attract, retain and motivate qualified professionals.

Business Strategy

The Company’s business strategy is to:

●	Upgrade the online insurance plan to attract more insurance agents users for insurance sales through the Company’s platform. The Company plans to devote significant efforts to upgrading online platform to attract individual and institutional insurance agents to register on the Company’s platform and share commissions. The Company’s platform will provide the application programming interface to insurance agents and allow them to register as the Company’s insurance agents, sell insurance policies under the Company’s licenses with the Company’s platform. It will also enable the agents to have access to a vast selection of insurance products and receive higher commission on the Company’s platform through competitive pricing. The platform will also provide registered insurance agents (individuals or stores) with one-stop services, such as online insurance business training, business development, product promotion, policy issuing, claims settlement and after-sales service.

●	Increase automobile insurance product offering. The Company plans to build comprehensive online automobile insurance after-market service features on its insurance platform to (i) connect automobile insurance customers with thousands of auto repair shops and auto wash stores nationwide and (ii) provide customers auto membership services, including online gas card recharge, online shopping, insurance claim settlements, roadside assistance, car wash appointment and maintenance and promotion coupons, insurance loyalty points and other related supporting services for insurance members. Through this platform, the Company will provide competitive insurance products and build a one-stop customer service system, including mobile billing function, online payment, inspection, loss assessment, online claim settlement and car purchase loans.

●	Enhance business partner network and expand distribution network. The Company is currently negotiating collaboration agreements with large organizations in postal industry and gas stations industry, lottery stores, tobacco stores, car wash and maintenance chain stores all of which have big traffic of customers. The Company aims to transform the salesperson from the retail stores into users of the Company’s insurance platform and sell the insurance products online via the platform. Through the implementation of the B (business) to A (agent) to C (customer) and both online and offline promotion service model, the Company will lay out the sales scenarios of auto insurance and non-auto insurance products to reach insurance customers offline and provide customers with insurance product sales and after-sales claim services online. The Company also plans to expand its distribution network through opening more local branches in a number of selective major cities throughout China.

●	Recruit talents and build a stronger sales force. The Company, through its VIE entities and our subsidiaries, has recruited a team of accomplished insurance industry and technology specialists, including senior executives from several of China’s largest listed and unlisted insurance companies, as well as from a number of China’s leading technology companies. The Company continues to recruit talents to join its professional team and sales force.

●	Build a comprehensive and loyal customer base. In light of our expanded business and prospect, the increased recognition of our brand, and the latest market development, we have aim to focus on serving 384 million car drivers on car insurance and repairing services, 280 million students in school and colleges and their parents on safe insurance and health insurance and 500 million farmers in rural area on health insurance and life insurance.

Stock Trading and Wealth Management Platform: Magpie Invest

The Company launched Magpie Invest, a global stock trading app, on September 15, 2021, through its wholly owned subsidiary, Magpie Securities Limited (“Magpie”).

Magpie Invest is a proprietary technology investment trading platform that is currently operational in Hong Kong. Magpie Invest’s technology allows the platform to connect to all major stock exchanges and we plan to expand into Australia and Switzerland by Q4 2022.

Following Intermediate’s acquisition of Huapei Global Securities, Ltd. (“Huapei”), a Hong Kong securities and investment services firm, on February 26, 2021 and the subsequent receipt of regulatory approval from the Hong Kong Securities and Futures Commission, Magpie is licensed to deal in securities, futures and options, and also undertake the business of securities advisory services and asset management.

Magpie is a member of the Hong Kong Stock Exchange, the Hong Kong Stock Exchange Clearing Company, the Hong Kong Stock Exchange China Connect and the London Stock Exchange.

In the future, Magpie intends to launch new and differentiated marketing campaigns which we believe may attract higher value customers. Magpie has offices in Hong Kong and Singapore and currently employs more than 50 full-time employees and 60 contract staff. Magpie aims to expand into additional jurisdictions and geographical markets, both within Asia and other regions of the world.

The Platform for Securities Trading

We believe we offer a unique user experience built upon a scalable and secure platform. The platform is designed to serve the emerging affluent Chinese population and diaspora, and targets generation Z and the millennial population. We are pursuing an opportunity to facilitate a shift in the wealth management industry and build a digital gateway into broader financial services. The platform is designed to provide a user experience that integrates clear and relevant market and company data, and easy to use trade execution. We aim to continue to enhance this technology and build a comprehensive, user-oriented and cloud-based platform that is fully licensed to conduct securities brokerage business on a global basis as we expand our license portfolio. The stock trading platform will serve as a one of the foundations from which we can execute our growth strategy of building a broader financial services platform.

We provide investing services through a proprietary digital platform, which is accessible through any mobile device on IOS and Android. We plan to launch a web-based platform in late Q2 of 2022 to offer an alternative to the mobile application. We intend for this platform to also complement our mobile application. Our application currently offers market data, news, research, analytical tools and provides customers with a data foundation to help simplify the investing decision-making process.

Market Opportunity

According to an iResearch Report, published on January 15, 2020, the market size of the online brokerage industry focusing on global Chinese investors in terms of U.S. and Hong Kong stock trading volume experienced rapid growth over the past three years. This presents an attractive market opportunity for online brokerage service providers focused on the global Chinese investor market. We believe that the technology, functionality and user experience of our platform also creates the opportunity for us to target a larger investor market (not only the Chinese investor market) in the major territories throughout the world.

Revenues are currently generated primarily from stock trading commission income. Magpie is also generating income from other revenue streams such as interest from financing and foreign exchange. We plan to add derivatives and charges from investment management introductions and consulting to the platform in Q3 2022.

With popularization of mobile technology and growing acceptance of online trading, we believe that the online securities market is characterized by the following trends:

●	traditional brokers are shifting online while purely offline brokers are increasingly at a disadvantage or, in some cases, exiting the market altogether;

●	Internet giants continue to invest in online brokerage services, demonstrating the industry’s recognition of online brokerage services as an important component of a financial services business and potentially a gateway to broader opportunities;

●	technological barriers to entry remain high particularly relating to building a secure infrastructure that can transcend geographies and asset classes;

●	operational barriers to entry remain high particularly relating to regulatory and capital requirements;

●	user experience remains a key competitive strength as digitally born investors become a larger component of the addressable market; and

●	revenue models are evolving as competition intensifies, with ancillary and other value-added services underlying platform differentiation.

Challenges

Our ability to execute this business plan is subject to risks and uncertainties, including those relating to our ability to:

●	manage the continued rollout of our trading platforms and our future growth;

●	navigate a complex and evolving regulatory environment;

●	offer personalized and competitive services;

●	increase the utilization of our services by users and clients;

●	maintain and enhance our relationships with our business partners;

●	enhance our technology infrastructure to support the growth of our business and maintain the security of our systems and the confidentiality of the information provided and utilized across our systems;

●	improve our operational efficiency;

●	attract, retain and motivate talented employees to support our business growth;

●	navigate economic condition and fluctuation;

●	defend ourselves against legal and regulatory actions, such as actions involving intellectual property or privacy claims; and

●	obtain any and all licenses necessary for the operation and growth of our business.

Strategy

We intend to provide a high-quality and comprehensive investing experience by focusing on delivering convenience and stability to our customers.

We have designed every step of our platform’s experience, from sourcing and researching ideas to trade execution and subsequent portfolio management, with a goal to create a simple and convenient experience. We identify certain hurdles that investors, particularly retail investors, face along their investing journey, and we strive to mitigate inconvenience and information asymmetry through our platform with the use of data and technology.

We recognize that investing is a meaningful component of our customers’ broader wealth management. With this in mind, our platform features the following:

●	our platform features an automated multi-level protection mechanism to ensure the services and functions we deliver to our users and clients are secure;

●	we have adopted strict security policies and measures, including encryption technology and a two-factor authentication function, to protect our proprietary data such as customers’ personal information and trading data;

●	our cloud technology allows us to process large amounts of data in-house, which should reduce the risks involved in data storage and transmission;

●	we back up our data at different servers spread across different locations;

●	we process and execute all of our orders and transactions electronically, which is designed to minimize the risks associated with human error while maintaining the stability of our platform.

We provide customers with a comprehensive set of services throughout their investing experience. Our core services include trade execution and margin financing. The trade execution process is entirely online and automated. Orders are delivered directly to respective exchanges.

As a result of the operational efficiencies afforded by our technology, we can offer very competitive brokerage commission rates for online trading as compared to many of our more traditional competitors. Our revenues from securities brokerage services includes brokerage commissions and platform service fees from our customers, which are recognized on a trade-date basis when the relevant transactions are executed.

Margin Financing

We offer margin financing to customers who trade securities listed on the Hong Kong Stock Exchange, the major stock exchanges in the U.S., the United Kingdom and Europe. This feature essentially allows customers to borrow against their own stock and cash holdings in order to buy additional securities on margin. All financing extended to our customers is secured by stocks we feel have enough liquidity and low volatility. They are automatically pledged in cross-market account assets so that the value in a customers’ multiple market trading account, which may include cash in different currencies and acceptable securities listed on the three markets, will be aggregated when calculating the value of the customers’ collateral. In particular, we believe this will provide efficiencies as it will eliminate the costs and procedures involved in cross-market currency translation or exchange.

Our customers are eligible for margin financing services when they hold securities that are acceptable as pledges to us in their accounts. We maintain a list of acceptable marginable securities on our website www.MICT-inc.com. The credit line for each eligible customer is determined based on the securities across all of his or her trading accounts. The margin financing services for eligible margin financing customers are activated automatically, when the funds in their accounts are not sufficient to purchase the desired securities and there is still sufficient balance in their credit lines.

We have a list of securities acceptable as collateral to us and their respective margin ratios that is regularly updated and shared with our customers. Our risk management team’s role is to determine the margin ratio for each of the acceptable securities based on the trading frequency, historical price fluctuations and general market volatility. We will also reference the financing terms of major financial institutions in establishing our margin ratios and intend for our margin requirements to be equal or lower than the financial institutions. We believe this will differentiate our risk controls. Our margin ratios are monitored in real-time and our risk management team review and adjust the margin ratios for each acceptable security on a quarterly basis and more frequently in the case of a significant and rapid price decline.

Users and Clients

Our current customer is investors living in Hong Kong and in 14 other countries that allowed trading under the Securities and Futures Commission (“SFC”) rules. We are growing our customer base mainly through online and offline marketing and promotional activities. Those activities include external marketing channels that we cooperate with and directly pay for as well as promotional and marketing campaigns conducted on the platform, word-of-mouth referrals, and our corporate services.

Risk Management

We have established a comprehensive and robust technology-driven risk management system to manage risks across our business and ensure compliance with relevant laws and regulations. We have established a risk management committee which has formulated key risk management policies and procedures and a risk management team having relevant experience to execute these policies and procedures. This committee meets on a weekly basis.

Data Security and Protection

We have established a comprehensive security system, to be supported by our network situational awareness and risk management system. The security system is designed with the capability to handle malicious attacks to safeguard the security of the platform and to protect the privacy of its users and clients.

We have established a data security team of engineers and technicians dedicated to protecting the security of our data. We also have a data protection policy and internal protocols to ensure the security of our proprietary data. On the customer side, we have a dual identification verification function to protect our customer’s account security.

Competition

The market for online stock trading and investment services is rapidly evolving. There are many competitors that are already operating of various sizes offering access to overseas markets and wealth management products.

Licenses

We are currently not onboarding customers located in mainland China due to the People’s Bank of China (“PBOC”) and the China Securities Regulatory Commissions (“CSRC”) new guidance regarding the onboarding of residents via Hong Kong through licensed entities under the Securities and Futures Commission (“SFC”) guidelines.

Under PRC securities laws and regulations, entities operating securities brokerage business in the PRC are now required to obtain a securities brokerage license to onboard mainland residents even if they have overseas bank accounts.

Magpie Securities (Singapore) Pte Ltd has been set up and submitted its MAS license application in late December. the first round of questions has been received and answered, we are expecting the approval in late May 2022.

The Company’s platforms in China, provided through its operating subsidiaries, will be subject to the following laws and regulations that are specific to the industries in which it plans to conduct businesses, in addition to the PRC laws and regulations that are generally applicable to the contemplated businesses in China.

Impact of COVID-19 and Our Resources and Opportunities

The ongoing COVID-19 pandemic disrupted business operations of many companies in Hong Kong, China and elsewhere. We have taken a series of measures in response to the outbreak to protect our staff, including, among others, combined office and remote working arrangements for our employees and travel restrictions or suspension. Our operations, including our services to our clients and internal control over financial reporting, have not been materially affected by these measures as we timely implemented our business continuity plan without any meaningful resource constraints.

Further, in view of the increased market volatility witnessed in the global capital markets and increased COVID-19 restrictions in Hong Kong, although people are spending more time at home, it has not led to an increased in new account sign-ups, or increasing trading velocity and higher net asset inflow.

This has increased competition and raised the cost of acquisition of customers and also lengthened the cost recovery period which we believe is not currently economical.

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

Regulations of Insurance Brokerages

The principal regulation governing insurance brokerages is the Provisions on the Supervision and Administration of Insurance Brokers, or the “POSAIB”, promulgated by the China Insurance Regulatory Commission, or the CIRC (the predecessor of the CBIRC) on February 1, 2018 and effective on May 1, 2018. The term of “insurance broker” refers to an entity which, representing the interests of insurance applicants, acts as an intermediary between insurance applicants and insurance companies for entering into insurance contracts, and collects commissions for the provision of such brokering services. To engage in insurance brokerage business within the territory of the PRC, an insurance brokerage shall satisfy the requirements prescribed by the CIRC and obtain an insurance brokerage business permit issued by the CIRC, after obtaining a business license. An insurance brokerage may take any of the following forms: (i) a limited liability company; or (ii) a joint stock limited company. The minimum registered capital of an insurance brokerage company whose business area is not limited to the province in which it is registered is RMB50 million while the minimum registered capital of an insurance brokerage company whose business area is limited to its place of registration is RMB10 million. The name of an insurance broker shall include the words “insurance brokerage.” An insurance brokerage may conduct the following insurance brokering businesses:

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

Insurance brokerages are not allowed to sell non-insurance financial products, except for those products approved by relevant financial regulatory institutions and the insurance brokerage shall obtain relevant qualification in order to sell non-insurance related financial products that meets regulatory requirements.

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

Regulations of Foreign Investment in Insurance Intermediaries

Historically, PRC laws and regulations have restricted foreign investment in ownership of insurance intermediary companies. In recent years, some rules and regulations governing the insurance intermediary sector in China have begun to encourage foreign investment. For instance, On March 1, 2015, the MOFCOM and the NDRC jointly promulgated the Catalogue for the Guidance of Foreign Investment Industries (Revision 2015), or the 2015 Guidance Catalog, pursuant to which insurance brokerage are removed from the list of industries subject to foreign investment restriction. On April 27, 2018, the CBIRC further promulgated the Circular on Lifting Limits on the Business Scope of Foreign-invested Insurance Broker, which further lifts the restrictions on the business scope of foreign-invested insurance broker, and provides that foreign-invested insurance broker that has obtained the permit of in insurance brokerage business may conduct the following insurance brokerage business: (1) design insurance policy plans, select insurers and handle insurance formalities for policy holders; (2) assist the insured or beneficiaries with insurance claims; (3) reinsurance brokerage business; (4) provide principals with assessment to prevent from disasters, damage or risks, or risk management consulting services; and (5) other business approved by the CBIRC. For insurance agency business, the CBIRC promulgated the Circular on Permitting Foreign Investors to Engage in Insurance Agency Business in China on June 19, 2018, which provides that: (1) a professional insurance agent invested and established in China by an overseas insurance agent that has carried out the insurance agency business for over three years may apply for carrying out the insurance agency business in China, and the scope of specific allowable business and the market access criteria shall be subject to relevant provisions on professional insurance agents; or (2) a professional insurance agent established and invested in China by a China-based foreign-invested insurance company which has commenced its business for over three years may apply for carrying out the insurance agency business in China, and the scope of specific allowable business and the market access criteria shall be subject to relevant provisions on professional insurance agents. In addition, the CBIRC further promulgated the Circular on Clarifying the Measures Relating to the Liberalization of the Insurance Intermediary Market on December 3, 2021, which provides that an insurance brokerage company funded and established in China by an overseas insurance brokerage company, which has the actual business experience and qualifies under the relevant regulations of the CBIRC, is allowed to operate the insurance brokerage business; in the Circular on Issuing the Content relating to the Insurance Sector in the Legal Documentation of China’s Accession to the WTO (Bao Jian Ban Fa [2002] No. 14), the related requirements that the foreign investor to establish a foreign-funded insurance brokerage company in China should have a history of business operations of more than 30 years in any WTO member states, have maintained a representative office in China for a period of at least two consecutive years, and have a total asset of not less than US$200 million in the year immediately prior to the application, shall not longer be applicable.

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

In the area of online trading, the Company and its operating subsidiaries are subject to the above-mentioned regulations because the Company’s and its operating subsidiaries plan on acting as operators of various online platforms for online transactions in relation to all of its business sectors.

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

Employees

As of December 31, 2021, the Company had approximately 431 full-time employees, The Chinese companies had approximately 376 full-time employees. Of these employees, 107 were employed in marketing positions, 87 were employed in Customer Services & Risk positions and the remainder were employed in finance, research and development, management and administrative positions. The HK companies had approximately 48 full-time employees. Of these employees, 4 were employed in marketing positions, 11 were employed in Customer Services & Risk positions and the remainder were employed in finance, research and development, management and administrative positions. The Israeli companies had approximately 3 full-time employees in the finance department. The number of employees described above does not include Micronet’s employees, which is a separate company.

We have never experienced a work stoppage. To the best of our knowledge, we have good and sustainable relations with our employees, respectively. Israeli labor laws and regulations apply to all employees based in Israel. The laws principally address matters such as paid vacation, paid sick days, length of the workday, payment for overtime and severance payments upon the retirement or death of an employee or termination of employment under specified circumstances. The severance payments may be funded, in whole or in part, through a managers’ insurance fund or a pension fund. The payments to the managers’ insurance fund or pension fund toward severance amount to 8.3% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute of Israel. Since January 1, 1995, these amounts also include payments for health insurance.

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

Summary of Risks Affecting our Company

Our business is subject to numerous risks described in the section titled “Risk Factors” below. A summary of the material risk factors affecting our business is set forth below.

●	The Company may be unable to successfully execute its growth strategy including the consummation of the merger with Tingo.

●	MICT’s ability to be successful will be dependent upon the efforts of the MICT Board and key personnel and the loss of such persons could negatively impact the operations and profitability of MICT’s post-combination business.

●	We may need a significant amount of additional capital, which could substantially dilute your investment.

●	If MICT fails to meet all applicable Nasdaq requirements, Nasdaq may delist its Common Stock, which could have an adverse impact on its liquidity and market price.

●	MICT’s stockholders may not benefit from the Company’s transaction with Tingo commensurate with the ownership dilution they will experience in connection with the transaction.

●	The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect MICT’s business and operations. In addition, the COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect Intermediate’s and Micronet’s business and thereby have a material adverse effect on MICT’s investment in Intermediate and Micronet.

●	Because almost all of MICT’s officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against management for misconduct.

●	MICT anticipates that its operating costs and expenses will increase.

●	The Company’s platform and internal systems rely on software and technological infrastructure that is highly technical, and if they contain undetected errors, its business could be adversely affected.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

●	The complexities, uncertainties and rapid changes in PRC regulation of the Internet-related businesses and companies require significant resources for compliance and the uncertainties in the PRC legal system could limit the legal protections available to us.

●	The 2006 M&A Rules established complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it difficult to pursue growth through acquisitions in China.

●	Fluctuations in exchange rates of the RMB could materially affect financial results. Furthermore, MICT’s financial results may be negatively affected by foreign exchange rate fluctuations.

●	Under the enterprise income tax (“EIT”) Law, we may be classified as a “resident enterprise” of China. Such classification would likely result in unfavorable tax consequences.

●	Potential political, economic and military instability in Israel could adversely affect operations.

●	We have issued and may issue additional preferred stock in the future, and the terms of the preferred stock may reduce the value of our Common Stock.

●	The Company’s trading platform has no operating history, which makes it difficult to evaluate the Company’s future prospects.

●	Micronet operates in a highly competitive and fragmented market and may not be able to maintain a competitive position in the future. Any such failure to successfully compete could have a material adverse effect on the value of MICT’s equity interest in Micronet.

Risk Factors Related to the Integration of Intermediate and Ownership of MICT’s Securities

MICT may be unable to successfully execute its growth strategy Including merger.

One of the Company’s strategies is to pursue organic growth by increasing product offerings and expanding into new verticals and new markets such as China. MICT may not be able to successfully execute all or any of these initiatives, and the results may vary from the expectations of the combined entity or others. Further, even if these initiatives are successful, MICT may not be able to expand and upgrade its technology systems and infrastructure to accommodate increases in the business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of its customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny. In addition, Intermediate will need to continue to attract, hire and retain highly skilled and motivated executives and employees to both execute the growth strategy and to manage the resulting growth effectively.

The Tingo announced merger may not be able to be completed due to situations and circumstances that may change from time to time. And the conditions for closing any mergers and acquisitions may not be satisfied. Cross-border merger and acquisition transactions may also be subject to additional rules and regulations and requirements that could make merger and acquisition activities more time-consuming and complex. Our ability to expand our business through future mergers and acquisitions would as such be materially and adversely affected.

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

We may need a significant amount of additional capital, which could substantially dilute your investment

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

The price of MICT’s Common Stock has been and may continue to be volatile. The market price of MICT’s Common Stock may be influenced by many factors, including but not limited to the following:

●	developments regarding the Merger and the transactions;

●	announcements of developments related to MICT’s business (including those aspects of MICT’s business received in connection with the Merger);

●	quarterly fluctuations in actual or anticipated operating results;

●	announcements of technological innovations;

●	new products or product enhancements introduced by Micronet or its competitors;

●	developments in patents and other intellectual property rights and litigation;

●	developments in relationships with third party manufacturers and/or strategic partners;

●	developments in relationships with customers and/or suppliers;

●	regulatory or legal developments in the United States, Israel, China and other countries;

●	general conditions in the global economy; and

●	the other factors described in this “Risk Factors” section.

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

We may acquire other companies or technologies, and the Tingo Merger could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in other businesses, features or technologies that we believe could complement or expand our market, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions including Tingo, may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, to the extent that we enter into any term sheets or otherwise announce any intention to acquire any additional businesses, features or technologies, any such acquisition would generally be subject to completion of due diligence and required approvals, and would require additional financing, and there can be no assurance that any such acquisition will occur or be completed in a timely manner, or at all.

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

MICT’s common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. If MICT continues to be unable to comply with Nasdaq listing requirements, including, for example, if the closing bid price for MICT common stock continues to fall below $1.00 per share, in breach of Nasdaq Listing Rule 5550(a)(2), Nasdaq could determine to delist the MICT common stock which could adversely affect its market liquidity market price. In that regard, on January 27, 2022, MICT received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of its common stock had been below $1.00 per share. Nasdaq’s letter advised the Company that, based upon the closing bid price during the period from December 21, 2021 to January 26, 2022, the Company no longer meets this test. MICT was able to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days; however there can be no assurance that MICT will be able to maintain compliance with the Nasdaq listing requirements, or that the common stock will not be delisted from Nasdaq in the future. Such delisting could adversely affect the ability to obtain financing for the continuation of MICT’s operations or prevent us from completing the Acquisition or any other alternative transaction, and could result in the loss of confidence by investors, customers and employees and cause our shareholders to incur substantial losses.

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

MICT’s stockholders may not realize a benefit from the Company’s mergers commensurate with the ownership dilution they will experience in connection with the mergers.

If MICT is unable to realize the full strategic and financial benefits anticipated from its merger with Tingo, MICT’s stockholders will have experienced substantial dilution of their ownership interests in MICT without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent MICT is able to realize only part of the strategic and financial benefits anticipated from the mergers.

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

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and many European countries and affected the each of the Company’s subsidiaries business as set hereunder. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. MICT is actively monitoring the pandemic in order to respond the changing business and market conditions accordingly.

Management has considered the consequences of COVID-19 and other events and conditions, and it has determined that they do not create a material uncertainty that casts significant doubt upon the entity’s ability to continue as a going concern.

The impact of COVID-19 on future performance and therefore on the measurement of some assets and liabilities or on liquidity might be significant and might therefore require disclosure in the financial statements, but management has determined that they do not create a material uncertainty that casts significant doubt upon the entity’s ability to continue as a going concern.

MICT’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the spread of COVID-19 throughout China, North America, Israel and the world. The COVID-19 pandemic and both public and private measures taken to contain it have negatively affected MICT’s business, results of operations, financial condition, and liquidity, all of which may continue or worsen. The following are some of the issues that MICT continues to face:

●	Prolonged recessionary concerns. The COVID-19 pandemic has resulted in a significant reduction of economic activity in the U.S., and the markets in which the Company operates as stated above as well as a significant increase in unemployment, which could lead to a prolonged economic recession;

●	Actual and potential delays in customer payments, defaults on the MICT’s customer credit arrangements; or other failures by third parties such as suppliers, and distributors to meet their obligations to MICT due to their economic circumstances. The financial markets have also been adversely impacted by the COVID-19 pandemic, potentially causing operational cash flow issues for MICT, and potentially causing similar issues for MICT’s customers, including, but not limited to, affecting their ability to meet their payment obligations to us; and

●	Interruptions in manufacturing or distribution of MICT’s products. Outbreaks in the communities in which MICT operates could affect its ability to operate its manufacturing or distribution activities, and MICT’s suppliers could experience similar interruptions.

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

Even after COVID-19 has subsided, MICT may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. While MICT continues to monitor the business metrics that it has historically used to predict its financial performance, it is uncertain as to whether these metrics will continue to function as they have in the past. COVID-19 cause shut downs of cities and may happen again and we were not able to file on time and may happen again in the future.

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

MICT’s revenues are mainly denominated in U.S. Dollars and prior to the Merger, costs were mainly denominated in New Israeli Shekels (“NIS”). Where possible, MICT matches sales and purchases in these and other currencies to achieve a natural hedge. Currently, Micronet does not have a policy with respect to the use of derivative instruments for hedging purposes, except that Micronet will consider engaging in such hedging activities on a case-by-case basis. To the extent MICT is unable to fully match sales and purchases in different currencies, its business will be exposed to fluctuations in foreign exchange rates. Following the Merger, Intermediate’s revenue and expenses have been and are expected to continue to be primarily denominated in RMB and we are exposed to the risks associated with the fluctuation in the currency exchange rate of RMB. Should RMB appreciate against other currencies, the value of the proceeds from this offering and any future financings, which are to be converted from U.S. dollar or other currencies into RMB, would be reduced and might accordingly hinder our business development due to the lessened amount of funds raised. Substantial fluctuation in the currency exchange rate of RMB may have a material adverse effect on Intermediate’s business, operations and financial position and the value of your investment in the Units.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021.

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 and management concluded that they were not effective. The five material weaknesses related to information technology and one material weakness related to engaging enough qualified employees knowledgeable in U.S. GAAP were directly related to our rapid growth, inability to timely integrate various information technology systems from all of its acquired businesses, the ongoing effects of COVID-19 and PRC regulations related thereto. See Item 9A Controls and Procedures for a further description of the identified material weaknesses. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

Risk Factors Relating to Intermediate’s Business

Intermediate’s trading platforms have no operating history, which makes it difficult to evaluate Intermediate’s future prospects.

Intermediate is focused on developing its various trading platforms and technology infrastructure, which have not launched. As Intermediate’s platforms will be built on technology and a significant portion of Intermediate’s staff come from Internet and technology companies, Intermediate has limited experience in most aspects of its trading platform business operation. Any aspect of Intermediate’s business model that does not achieve expected results may have a material and adverse impact on Intermediate’s financial condition and results of operations. It is therefore difficult to effectively assess MICT’s future prospects.

Intermediate’s targeted markets may not develop as expected. Intermediate’s users and clients of Intermediate’s services may not be familiar with the development of these markets and may have difficulty distinguishing Intermediate’s services from those of Intermediate’s competitors. Convincing users and clients of the value of using Intermediate’s services will be critical to increasing the number of transactions on Intermediate’s platforms and to the success of Intermediate businesses.

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

Our business and reputation may be harmed by changes in business, economic or political conditions that impact global financial markets, or by a systemic market event.

As the Company offers financial services, our business, results of operations and reputation are directly affected by elements beyond our control, such as economic and political conditions, changes in the volatility in financial markets (including volatility as a result of the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities, broad trends in business and finance, changes in volume of securities trading generally, changes in the markets in which such transactions occur and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions can remain uncertain. A prolonged weakness in equity markets, such as a slowdown causing reduction in trading volume in securities, derivatives or cryptocurrency markets, may result in reduced revenues and would have an adverse effect on our business, financial condition and results of operations. Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations.

In addition, some market participants could be overleveraged. In case of sudden, large price movements, such market participants may not be able to meet their obligations to their respective brokers who, in turn, may not be able to meet their obligations to their counterparties. As a result, the financial system or a portion thereof could suffer, and the impact of such an event could have an adverse effect on our business, financial condition and results of operations.

In addition, a prolonged weakness in the U.S. equity markets or a general economic downturn could cause our customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing customers, and potential new customers, to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.

We operate in highly competitive markets, and many of our competitors have greater resources than we do and may have products and services that may be more appealing than ours to our current or potential customers.

The markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition principally comes from incumbent discount brokerages, established financial technology companies, venture-backed financial technology firms, banks, cryptocurrency exchanges, asset management firms and technology platforms. The majority of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our results of operations and customer acquisition and retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that may benefit from more diversified product and customer bases. For example, some of our competitors have quickly adopted, or are seeking to adopt, some of our key offerings and services, including commission-free trading, fractional share trading and no account minimums, since their introduction on our platform to compete with us. In addition, competitors may conduct extensive promotional activities, offer better terms or offer differentiating products and services that could attract our current and prospective customers and potentially result in intensified competition within our markets. We continue to experience aggressive price competition in our markets and we may not be able to match the marketing efforts or prices of our competitors. We may also be subject to increased competition as our competitors enter into business combinations or partnerships, or established companies in other market segments expand to become competitive with our business.

In addition, we compete in a technology-intensive market characterized by rapid innovation. Some of our competitors in this market, including new and emerging competitors, are not subject to the same regulatory requirements or scrutiny to which we are subject, which could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We may be unable to effectively use new technologies, adapt our products and services to emerging market standards or develop or introduce and market enhanced or new products and services. If we are not able to update or adapt our products and services to take advantage of the latest technologies and standards, or are otherwise unable to tailor the delivery of our services to the latest personal and mobile computing devices preferred by our customers or to provide products or services that are of a quality preferred by our customers, it could have an adverse effect on our business, financial position and results of operations.

Our ability to compete successfully in the financial services market depends on a number of factors, including, among other things:

●	providing easy-to-use, innovative and attractive products and services, as well as effective customer support;

●	maintaining and expanding our market position;

●	attracting and retaining customers;

●	our reputation and the market perception of our brand and overall value;

●	maintaining our relationships with our counterparties;

●	maintaining competitive pricing;

●	competing in a competitive landscape, including in the provision of products and services that have until recently been available only from our bank competitors;

●	the effectiveness, reliability and stability of our technology (including the success of our outage prevention efforts and our cybersecurity measures and defenses), products and services;

●	innovating effectively in launching new or enhanced products and services;

●	adjusting to a dynamic regulatory environment;

●	the differences in regulatory oversight regimes to which we and our competitors are subject; and

●	general economic and market trends, including customer demand for financial products and services.

Our competitive position within our markets could be adversely affected if we are unable to adequately address these factors, which could have an adverse effect on our business, financial condition and results of operations.

If we fail to retain existing customers or attract new customers, or if our customers decrease their use of our products and services, our growth could be slower than we expect and our business may be harmed.

Our continued business and revenue growth is dependent on our ability to attract new customers, retain existing customers, increase the amount that our customers use our products and services and sell our premium services, and we cannot be sure that we will be successful in these efforts. There are a number of factors that could lead to a decline in our number of customers or their usage of our products and services, or that could prevent us from increasing our number of customers, including:

●	our failure to introduce new products or services, or our introduction of new products or services, or changes in our existing products or services, that are not favorably received;

●	pricing for our products and services;

●	harm to our brand and reputation, or decreases in the perceived quality, reliability or usefulness of our products and services;

●	our customers engaging with competitive products and services;

●	our customers having difficulty installing, updating or otherwise accessing the our app on mobile devices as a result of actions by us or third parties that we rely on to distribute our app;

●	our customers experiencing security breaches, account intrusions or other unauthorized access as a result of actions by us or our business partners, including third parties that we rely on to distribute the application;

●	our failure to provide adequate customer service to our customers;

●	a cybersecurity attack, data breach or other security incident resulting in loss in customer confidence;

●	our inability to manage network or service outages, interruptions and internet disruptions, including during times of high trading activity, or other performance or technical problems that prevent our customers from accessing and managing their accounts or assets in a rapid and reliable manner;

●	changes in our customers’ investment strategies or level of interest in investing;

●	the enactment of proposed legislation that would impose taxes on certain financial transactions;

●	changes mandated by legislation, regulatory authorities or litigation that adversely affect our products and services, or our ability to provide them to our customers;

●	any restrictions on trading that we impose on our platform as a result of the capital requirements and cash deposit and collateral requirements to; and

●	deteriorating general economic conditions, including as a result of the COVID-19 pandemic or a general downturn in the equity markets.

As we expand our business operations and enter new markets, new challenges in attracting and retaining customers will arise that we may not successfully address. Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers and to keep existing customers engaged so that they continue to use our products and services. Our customers may choose to cease using our platform, products and services at any time, and may choose to transfer their accounts to another broker-dealer.

Many of our customers could be first-time investors and our trading volumes and revenues could be reduced if these customers stop trading altogether or stop using our platform for their investing activities.

Our platform focuses on making the financial markets accessible to a broad demographic of retail investors. Our success, and our ability to increase revenues and operate profitably, depends in part on such customers continuing to utilize our platform, even as global social and economic conditions shift. However, our customers do not have long-term contractual arrangements with us and can utilize our platform on a transaction-by-transaction basis and may also cease to use our platforms at any time. We may face particular challenges in retaining these investors as customers, for example as a result of a return to pre-COVID-19 behaviors, increased volatility in the financial markets or increasing availability of competing products that seek to target the same demographic. In particular, a broad decline in the equity or other financial markets could result in some of these investors exiting the markets and leaving our platform. Any significant loss of customers or a significant reduction in their use of our platform could have a material impact on our trading volumes and revenues, and materially adversely affect our business, financial condition and results of operations.

Our introduction of new products and services, or changes to existing products and services, could fail to attract or retain customers or generate growth and revenue.

Our ability to attract, engage and retain our customers and to increase our revenue depends heavily on our ability to continue to maintain and evolve our existing products and services and to create successful new products and services. We may introduce significant changes to our existing products and services or acquire or introduce new and unproven products and services, including using technologies with which we have little or no prior development or operating experience. We continue to incur substantial costs, and we may not be successful in continuing to generate profits, in connection with these efforts. In addition, the introduction of new products and services, or changes to existing products and services, may result in new or enhanced governmental or regulatory scrutiny or other complications that could adversely affect our business and results of operations. If our new or enhanced products and services fail to attract customers, or if our business plans are unsuccessful, we may fail to attract or retain customers or to generate sufficient revenue, operating margin or other value to justify our investments, and our business may be adversely affected.

If we do not keep pace with industry and technological changes and continue to provide new and innovative products and services, our business may become less competitive and our business may be adversely impacted.

Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded. If we fail to innovate and deliver products and services with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we may not be able to keep pace with industry and technological changes in our industry and we may face difficulty in competing within our market, which could harm our business.

We expect new technologies, products, services and industry norms to continue to emerge and evolve, and we cannot predict the effects of technological changes or industry practices on our business. Further, new technologies introduced in our markets may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. Our ability to successfully adopt new products and services and to develop and incorporate new technologies may be inhibited by industry-wide standards, changes to laws and regulations, changing customer expectations, demands and preferences or third-party intellectual property rights. If we are unable to enhance our products and services or to innovate or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards or practices, our business could be adversely affected.

We will need to continuously modify, enhance and improve our products and services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and other software, communication, browser and database technologies. We may not be successful in either developing these modifications, enhancements and improvements or in bringing them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our products and services to keep pace with technological changes or to innovate or to operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our products and services, result in customer dissatisfaction and negative publicity, reduce our competitive advantage and harm our business and reputation.

Our products and internal systems rely on software that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations or vulnerabilities in our systems, our business could be adversely affected.

Our trading platform relies on software, including software developed or maintained internally and by third parties, that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software, which includes machine learning models, to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations within the software on which we rely may lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect the data (including personal data) of our customers and our intellectual property or an inability to provide some or all of our services. Such errors, bugs, vulnerabilities or defects could also be exploited by malicious actors and result in exposure of data of customers on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, bugs, vulnerabilities or defects in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental inquiries, civil litigation, or liability for damages, any of which could have an adverse effect on our business, financial condition and results of operations.

Our success depends in part upon effective operation with mobile operating systems, networks, technologies, products, hardware and standards that we do not control.

A substantial majority of our customers’ activity on our platform occurs on mobile devices. There is no guarantee that popular mobile devices will continue to feature our app, or that mobile device customers will continue to use our products and services rather than those of our competitors. We are dependent on the interoperability of our app with popular mobile operating systems, networks, technologies, products, hardware and standards that we do not control, such as mobile device operating systems. Any changes, bugs or technical issues in such systems or changes in our relationships with mobile operating system partners, device manufacturers or mobile carriers, or in their terms of service or policies that degrade the functionality of our app, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of our application could adversely affect customer usage of our app. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators and customers. These policies and terms of service govern the availability, promotion, distribution, content and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform and those changes may be unfavorable to us and our developers’, creators’ and customers’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases, these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.

Additionally, in order to deliver a high-quality mobile experience for our customers, it is important that our products and services work well with a range of mobile technologies, products, systems, networks, hardware and standards that we do not control, and that we have good relationships with mobile operating system partners, device manufacturers and mobile carriers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks or standards. In the event that it is more difficult for our customers to access and use our app, or if our customers choose not to access or use our app on their mobile devices or use mobile products that do not offer access to our app, our customer growth and engagement could be harmed. In the event that our customers are adversely affected by these actions or if our relationships with such third parties deteriorate, our customer growth and engagement could be adversely affected and our business could be harmed.

Employee misconduct could expose the Company to significant legal liability and reputational harm.

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

From time-to-time MICT may evaluate and potentially consummate investments and acquisitions or enter into alliances, which may require significant management attention, disrupt Intermediate’s stock trading platform business and adversely affect its financial results.

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

Intermediate faces risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt its operations.

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

While the Chinese economy has experienced significant growth over the past decades, such growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing since 2012. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China, could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect MICT’s business and operating results, lead to reduction in demand for MICT’s services and adversely affect MICT’s competitive position. COVID-19 had a severe and negative impact on Chinese and global economy in the past few years. Whether this will lead to a prolonged downturn in the economy is still unknown. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our Intermediate division’s financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the PRC government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our Intermediate division’s business and operating results.

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

New laws and regulations that regulate Internet activities, including operating online platforms for insurance intermediary may be promulgated. If these new laws and regulations are promulgated, additional licenses may be required for operations. If our operations do not comply with these new regulations after they become effective, or if we fail to obtain any licenses required under these new laws and regulations, MICT or its subsidiaries could be subject to penalties.

The principal regulation governing the operation of Internet insurance business is the Measures for the Regulation of Internet Insurance Business, or Regulation of Internet Insurance Business, promulgated by the CBIRC on December 7, 2020 and effective on February 1, 2021. There is no assurance that Intermediate would be able to meet all the requirements set forth under the Regulation of Internet Insurance Business and effectively operate an online insurance brokerage business. Please refer to “Regulation of Internet Insurance Businesses”.

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

Our auditor Friedman LLP is not subject to the December 16, 2021 determination of the Holding Foreign Companies Accountable Act (“HFCAA”)and Friedman LLP is being inspected by PCAOB on a regular basis. Our auditor is located in USA and has been inspected and continues to be subject to PCAOB inspection. However, without approval from the Chinese government authorities, the PCAOB is currently unable to conduct inspections of the audit work and practices of PCAOB-registered audit firms within the PRC on a basis comparable to other non-U.S. jurisdictions. Since we have substantial operations in the PRC, if we utilize the services of our auditor’s China based firm or various other auditors located in China, such auditors and their audit work are currently not fully inspected by the PCAOB.

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

On May 20, 2020, the HFCAA passed the United States Senate by unanimous consent. On December 2, 2020, the US House of Representatives passed by voice vote the Holding Foreign Companies Accountable Act (HFCAA), which would require auditors of foreign public companies to allow the Public Company Accounting Oversight Board (PCAOB) to inspect their audit work papers for audits of non-US operations as required by the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). If a company’s auditors fail to comply for three consecutive years, then the Company’s shares would be prohibited from trading in the United States. The legislation passed the Senate in May. The HFCAA was signed into law on December 18, 2020. Furthermore, on June 22, 2021. the U.S. Senate passed. and the US house of representative on February 4, 2022 passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

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

Risk Factors Related to our insurance business

Results in our insurance brokerage segment may be adversely affected by a general decline in economic activity.

Demand for many types of insurance and reinsurance generally rises or falls as economic growth expands or slows. This is especially the case with our automobile insurance which is dependent upon the ability of persons to own and operate an automobile. This dynamic affects the level of commissions and fees generated by our VIEs. To the extent our customers become adversely affected by declining business conditions, they may choose to limit their purchases of insurance and reinsurance coverage, as applicable, which would inhibit our ability to generate commission revenue and other revenue based on premiums placed by us. Also, the insurance they seek to obtain through us may be impacted by changes in their assets, property values, sales or number of employees, which may reduce our commission revenue, and they may decide not to purchase our risk advisory or other services, which would inhibit our ability to generate fee revenue. Moreover, insolvencies and combinations associated with an economic downturn, especially insolvencies and combinations in the insurance industry, could adversely affect our brokerage business through the loss of customers or by limiting our ability to place insurance and reinsurance business, as well as our revenues from insurers. We are especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the marketplace.

Volatility or declines in premiums and other market trends may significantly impede our ability to grow revenues and profitability.

A significant portion of our insurance brokerage revenue consists of commissions paid to us out of the premiums that insurers and reinsurers charge our clients for coverage. We do not determine the insurance premiums on which our commissions are generally based. Our revenues and profitability are subject to change to the extent that premium rates fluctuate or trend in a particular direction. The potential for changes in premium rates is significant, due to the normal cycles of pricing in the commercial insurance and reinsurance markets.

As traditional insurance companies continue to rely on non-affiliated brokers or agents to generate premium, those insurance companies may seek to reduce their expenses by lowering their commission rates. The reduction of these commission rates, along with general volatility or declines in premiums, may significantly affect our revenue and profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our plans for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by disintermediation and the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to self-insure, the use of captive insurers, and the presence of capital markets-based solutions for traditional insurance and reinsurance needs. Further, the profitability of our insurance brokerage segment depends in part on our ability to be compensated for the analytical services and other advice that we provide, including the consulting and analytics services that we provide to insurers. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could decline. Furthermore, the insurance business in China where we operate is maturing and developing and if we do not compete efficiently and keep current with the trends in the market, our business may decline.

Our business may be harmed by any negative developments that may occur in the insurance industry or if we fail to maintain good relationships with insurance carriers.

Our businesses are heavily dependent on the insurance industry. Any negative developments that occur in the insurance industry may have a material adverse effect on our business and our results of operations. In addition, if we fail to maintain good relationships with insurance carriers, it may have a material adverse effect on our business and results of operations. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, results of operations and financial condition.

We could incur significant liability or our reputation could be damaged if our information systems are breached or we otherwise fail to protect customer or Company data or information systems.

In operating our business and providing services and solutions to customers, we collect, use, store, transmit and otherwise process certain electronic information, including personal, confidential, proprietary and sensitive data such as information related to financial records, health care and personal data of our customers, colleagues and vendors. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. In the normal course of business, we also share electronic information with our vendors and other third parties. This electronic information comprises sensitive and confidential data, including information related to financial records, health care and customers’ personal data. Our information technology systems and safety control systems, and those of our numerous third-party providers, as well as the control systems of critical infrastructure they rely on are potentially vulnerable to unauthorized access, damage or interruption from a variety of external threats, including cyberattacks, computer viruses and other malware, ransomware and other types of data and systems-related modes of attack. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. We could experience significant financial and reputational harm if our information systems are breached, sensitive customer or our data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols.

Cyberattacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including state-sponsored organizations, organized crime, hackers, through use of increasingly sophisticated methods of attack. In particular, we are at increased risk of a cyberattack when geopolitical tensions are high, as diplomatic events and economic policies may trigger espionage or retaliatory cyber incidents. In addition, remote work arrangements in response to COVID-19 have increased the risk of phishing and other cybersecurity attacks or unauthorized dissemination of personal, confidential, proprietary or sensitive data.

Our information systems must be continually updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyberattacks exploit these known vulnerabilities before they have been communicated by vendors or addressed. Any failure related to these activities could have a material adverse effect on our business.

We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our customers. We also use tens of IT vendors and software providers to maintain and secure our global information systems infrastructure. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. Some of these vendors and third parties also have direct access to our systems. We are at risk of a cyberattack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyberattacks gaining access to our infrastructure through a supply chain attack.

We have a history of making acquisitions and investments within the insurance market. The process of integrating the information systems of any businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses and vulnerabilities in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyberattack. In addition, if we discover a historical compromise, security breach or other cyber incident related to the target’s information systems following the close of the acquisition, we may be liable and exposed to significant costs and other unforeseen liabilities. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.

The costs to comply with, or our failure to comply with laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and our reputation.

Improper collection, use disclosure, cross border transfer, and retention of confidential, personal, or proprietary data could result in regulatory scrutiny, legal and financial liability, or harm to our reputation. In operating our business and providing services and solutions to clients, we store and transfer sensitive employee and client data, including personal data, in and across multiple jurisdictions. We collect data from client and individuals located all over the world and leverage systems and teams to process it. As a result, we are subject to a variety of laws and regulations regarding privacy, data protection, data security and cyber-security. These laws and regulations are continuously evolving and developing. Some of these laws and regulations are increasing the level of data handling restrictions, including rules on data localization, all of which could affect our operations and result in regulatory liability and high fines. In particular, high-profile security breaches at major companies continue to be disclosed regularly, which is leading to even greater regulatory scrutiny and fines at the highest levels they have ever been.

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. Given the breadth and depth of changes in data protection obligations, including classifying data and committing to a range of administrative, technical and physical controls to protect data, our compliance with laws will continue to require time, resources and review of the technology and systems we use.

We expect competition in the Chinese insurance industry to increase, which may materially and adversely affect the growth of our business.

We face competitive pressures from both domestic and foreign-invested insurance brokerage companies operating in China, which may compete with our insurance businesses, and other financial institutions that sell other financial investment products in competition with ours. If we are not able to adapt to these increasingly competitive pressures in the future, our growth rate may decline, which could materially and adversely affect our earnings.

Further development of regulations in China may impose additional costs or restrictions on our activities.

We operate in a highly regulated industry. The CBIRC supervises and administers the insurance industry in China. In exercising its authority, it is given certain discretion to administer the law. China’s insurance regulatory regime is undergoing significant changes toward a more transparent regulatory process and a convergent movement toward international standards. Some of these changes may result in additional costs or restrictions on our activities. For example, in November 2020, the Insurance Association of China issued a notice on revising the definition of critical illnesses, including revisions to the applicable scope and principles of critical illnesses as well as relevant provisions on insurance clauses for critical illnesses. From February 1, 2021, insurers may not continue to sell critical illness insurance products which were developed based on previous rules. The CBIRC in the same month also issued a notice stipulating that Critical Illness Morbidity Table in the Chinese Personal Insurance Industry (2020) promulgated by the China Association of Actuaries will serve as the evaluation table and pricing reference table for statutory liability reserve of life insurance products that include critical illness insurance liability. The notice also imposed restrictions on the applicable scope, evaluation of statutory reserves and pricing of the products. These new requirements apply to a number of key products sold by us. Although these new requirements are consistent with our long-term development strategy, making adjustments to relevant products during a short period of time may increase our operating costs and may adversely affect our business, results of operations and financial condition.

In addition, because the terms of our products are subject to regulations, changes in regulations may affect our profitability on the policies and contracts we issue.

Any actions by the Chinese government, including any decision to influence our operations or to exert more oversight and control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to our operations and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise significant oversight and regulation over almost every sector of the Chinese economy, including the insurance industry, and has discretion over many aspects in which it exercises such authority. Our operations are subject to various regulatory requirements. The Chinese government may also impose new and stricter regulations or impose new interpretations of existing regulations and take other actions that may influence our operations. These government actions, including changes in laws and regulations, particularly those relating to insurance, overseas listing, taxation, land use rights, foreign investment limitations, may result in a material change in our operations and the value of our securities.

On December 24, 2021, CSRC published proposed tightening rules governing Chinese companies listing abroad, which require an offshore IPO application to be filed with the CSRC. The proposed rules reflect the continued efforts and plan of the Chinese government to scrutinize and exert more oversight and control over capital market activities including offshore listings. We believe that we are currently not required to file with or obtain permissions from the CSRC to maintain our listing in U.S., but the CSRC or any other PRC regulatory authorities may issue any laws or rules that would require us to file with or obtain approvals from the CSRC or other governmental agencies, and may also take actions imposing restrictions on our continued listing in the U.S. Any such actions could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Our insurance business is exposed to various catastrophic events in which multiple losses can occur and affect multiple lines of business in any calendar year.

Natural disasters, such as hurricanes, earthquakes and other catastrophes, have the potential to adversely affect our operating results. Other risks, such as man-made catastrophes or pandemic disease, could also adversely affect our business and operating results to the extent they are covered by our insurance products. Concentration of exposure in certain industries or geographies may cause us to suffer disproportionate losses.

Catastrophic events, and any relevant regulations, could result in losses in any business in which we operate, and could expose us to:

●	widespread claim costs associated with property, workers’ compensation, accident and health, travel, business interruption and mortality and morbidity claims;

●	loss resulting from a decline in the value of our invested assets;

●	limitations on our ability to recover deferred tax assets;

●	loss resulting from actual policy experience that is adverse compared to the assumptions made in product pricing;

●	revenue loss due to decline in customer base;

●	declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties we transact business with and have credit exposure to, including insurers and reinsurers; and

●	significant disruptions to our physical infrastructure, systems and operations.

Catastrophes will require us to pay out on many insurance claims including weather related natural disasters. The possibilities that the insurance companies that we write policies for cannot pay for the insurance claim could have a material adverse effect on our results of operations, cash flows and liquidity and we may be held liable for the unpaid insurance claims.

Risks Related to Our Corporate Structure

If the PRC government deems that the VIE Agreements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries or other laws or regulations of the PRC, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations, which may therefore materially reduce the value of our ordinary shares.

We are a holding company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our VIEs in the PRC. We receive the economic benefits of our VIE’s business operations through certain contractual arrangements; however, our rights under the VIEs Agreements do not provide us with an equity interest in our VIEs and is not the same as actual ownership.

Our PRC subsidiary has entered into the VIE Agreements with our consolidated VIEs and their shareholders, which enable us to (i) exercise effective control over the consolidated VIE, (ii) receive substantially all of the economic benefits of the consolidated VIEs, and (iii) have an exclusive option to purchase all or part of the equity interests and assets in the consolidated VIEs when and to the extent permitted by PRC law. As a result of these contractual arrangements, we have control over and are the primary beneficiary of the consolidated VIE and hence consolidate its financial results as our consolidated VIE under U.S. GAAP.

We believe that our corporate structure and contractual arrangements comply with the current applicable PRC laws and regulations. Our PRC legal counsel, Global Law Office, based on its understanding of the relevant laws and regulations, is of the opinion that each of the contracts among our wholly-owned PRC subsidiary, our consolidated VIE and its shareholders is valid, binding and enforceable in accordance with its terms. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Thus, the PRC governmental authorities may take a view contrary to the opinion of our PRC legal counsel. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structure will be adopted or if adopted, what they would provide. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If our corporate structure and contractual arrangements are deemed by the relevant regulators that have competent authority, to be illegal, either in whole or in part, we may lose control of our consolidated VIEs, which holds significant assets and accounts for significant revenue, and has to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our business. Further, if our corporate structure and contractual arrangements are found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses;

●	levying fines on us;

●	confiscating any of our income that they deem to be obtained through illegal operations;

●	shutting down our services;

●	discontinuing or restricting our operations in China;

●	imposing conditions or requirements with which we may not be able to comply;

●	requiring us to change our corporate structure and contractual arrangements;

●	restricting or prohibiting our use of the proceeds from overseas offering to finance our consolidated VIE’s business and operations; and

●	taking other regulatory or enforcement actions that could be harmful to our business.

Furthermore, new PRC laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations and the market price of our ordinary shares. In addition, if the imposition of any of these penalties or requirement to restructure our corporate structure causes us to lose the rights to direct the activities of our consolidated VIE or our right to receive their economic benefits, we would no longer be able to consolidate the financial results of such VIE in our consolidated financial statements, which may cause the value of our securities to significantly decline or even become worthless. However, we do not believe that such actions would result in the liquidation or dissolution of our company, our wholly-owned subsidiary in China or our consolidated VIE.

Our current corporate structure and business operations and the market price of our ordinary shares may be affected by the newly enacted Foreign Investment Law which does not explicitly classify whether VIE that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors.

The VIE structure has been adopted by many Chinese-based companies, including us, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. On March 15, 2019, the National People’s Congress, China’s national legislative body (the “NPC”) approved the Foreign Investment Law, which took effect on January 1, 2020. On December 26, 2019, the PRC State Council approved the Implementation Rules of the Foreign Investment Law, which came into effect on January 1, 2020. Since they are relatively new, uncertainties exist in relation to their interpretation. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements being viewed as a form of foreign investment. Therefore, there can be no assurance that our control over our consolidated VIE through contractual arrangements will not be deemed as foreign investment in the future.

Furthermore, if future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations and the market price of our ordinary shares.

We conduct a significant portion of our operations through our VIEs, which is established in the PRC, and we rely on contractual arrangements with our consolidated VIEs and its shareholders to operate our business, which may not be as effective as direct ownership in providing operational control and otherwise have a material adverse effect as to our business.

We rely on contractual arrangements with our consolidated VIEs and its shareholders. A substantial majority of our revenue is generated by and a significant percentage of our consolidated assets are owned by the VIEs, whose financial statements are consolidated with ours. These contractual arrangements do not give us an equity interest in the VIEs and may not be as effective as direct ownership in providing us with control over our consolidated VIEs. If our consolidated VIEs or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by our consolidated VIEs is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in our consolidated VIEs, including such equity interest, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the contractual arrangement or ownership by the record holder of the equity interest.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the U.S. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements, it would be very difficult to exert effective control over our consolidated VIEs, and our ability to conduct our business and our financial condition and results of operations may be materially and adversely affected.

Any failure by our consolidated VIEs or its shareholders to perform their contractual obligations would have a material adverse effect on our business and the market price of our ordinary shares.

Our wholly foreign-owned enterprise in the PRC, has entered into the VIEs Agreements with our consolidated VIEs and its shareholders. If our consolidated VIEs or its shareholders fail to perform their respective obligations under these contractual arrangements, we may incur substantial costs and expend additional resources seeking to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of our consolidated VIEs were to refuse to transfer their equity interests in the consolidated VIEs to our WFOE or its designee when our WFOE exercises the purchase option pursuant to these contractual arrangements, or if the shareholders of the VIEs were otherwise to act in bad faith toward MICT or our WFOE, then our WFOE may have to take legal actions to compel them to perform their contractual obligations.

All of the VIEs Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures, but an arbitration proceeding is not as formal as a court proceeding and the arbitrator may apply PRC law in a manner different from a court. The legal system in the PRC is not as developed as in some other jurisdictions, such as the U.S., and the arbitrator may render a decision which is in conflict with our understanding of the laws of the PRC and we may have little if any recourse. As a result, uncertainties in the PRC legal system and the arbitration procedure could limit the ability of our WFOE to enforce these contractual arrangements. Meanwhile, there are very few precedents and formal guidelines as to how contractual arrangements in the context of a VIEs should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should it become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that our WFOE is unable to enforce these contractual arrangements, or if our WFOE suffers significant delay or other obstacles in the process of enforcing these contractual arrangements, MICT may not be able to exert effective control over our consolidated VIEs, in which event we may lose the value of the VIEs Agreements and the relevant rights and licenses held by the VIEs which MICT requires in order to operate its business, and its ability to conduct its business may be negatively affected. Any delay in effecting enforcement of our WFOE’s rights under the VIEs Agreements could materially and adversely affect our consolidated financial condition, the results of our operations, our prospects, our ability to continue in business and the market for and market price of our ordinary shares. If our WFOE is not able to enforce its rights, we may not be able to include the VIE’sfinancial statements with MICT, which could cause our ordinary shares to lose most, if not all, of their value.

The arbitration provisions under the VIEs Agreements have no effect on the rights of our shareholders to pursue claims against us under the United States federal securities laws, although any such actions would have no effect on our WFOE’s ability to enforce its rights under the VIEs Agreements.

The shareholders of our consolidated VIEs may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition and the value of our ordinary shares.

The interests of the shareholders of our consolidated VIEs in their capacities as such shareholders may differ from the interests of our company as a whole, as what is in the best interests of our consolidated VIEs, including matters such as whether to distribute dividends or to make other distributions to fund our offshore requirement to the extent that such funding is permitted under PRC laws, may not be in our best interests. There can be no assurance that when conflicts of interest arise, any or all of these shareholders will act in our best interests of or that any conflicts of interest will be resolved in our favor. In addition, these shareholders may breach or cause our consolidated VIEs and its subsidiaries to breach or refuse to renew the existing contractual arrangements with us.

Our WFOE, however, could, at all times, exercise its option under the exclusive option agreement to cause the VIEs shareholders to transfer all of their equity ownership in our consolidated VIEs to a PRC entity or individual designated by our WFOE as permitted by the then applicable PRC laws. In addition, if such conflicts of interest arise, our WFOE could also, in the capacity of attorney-in-fact of the shareholders of our consolidated VIEs as provided under the power of attorney, directly appoint new directors of our consolidated VIEs. We rely on the shareholders of our consolidated VIEs to comply with PRC laws and regulations, which protect contracts and provide that directors and executive officers owe a duty of loyalty to our company and require them to avoid conflicts of interest and not to take advantage of their positions for personal gains, and the laws of the Cayman Islands, which provide that directors have a duty of care and a duty to act honestly in good faith with a view to our best interests. However, the legal frameworks of both China and the Cayman Islands do not provide guidelines on resolving conflicts with other corporate governance regimes. If our WFOE cannot resolve any conflicts of interest or disputes between our WFOE and the shareholders of our consolidated VIEs, MICT would have to rely on the arbitration provisions of the VIEs Agreements, which, as discussed in the previous risk factor, could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such. As a result, in the event that the shareholders of the VIEs do not comply with their obligations under the VIEs Agreements, our WFOE may not be able to enforce its rights, in which event we may not be able to include the VIEs financial statements with MICT’s which could cause our ordinary shares to lose most, if not all, of their value.

Contractual arrangements in relation to our consolidated VIEs may be subject to scrutiny by the PRC tax authorities who may determine that our consolidated VIEs owes additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. The PRC Enterprise Income Tax Law, or the EIT Law, requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with the arm’s length principles. We may face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements among our wholly-owned PRC subsidiary, our consolidated VIEs and its shareholders were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, regulations and rules, and adjust their income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by our wholly-owned PRC subsidiary or consolidated VIEs for PRC tax purposes, which could in turn increase their tax liabilities without reducing their tax expenses. Furthermore, the PRC tax authorities may impose late payment fees and other penalties on our PRC subsidiary and consolidated VIEs for adjusted but unpaid taxes according to applicable regulations. Our financial position could be materially and adversely affected if the tax liabilities of our PRC subsidiary and consolidated VIEs increase, or if they are required to pay late payment fees and other penalties.

We may lose the ability to use and enjoy assets held by our consolidated VIEs that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

Our consolidated VIEs holds substantially all of our assets. Under the contractual arrangements, our consolidated VIEs may not and its shareholders may not cause it to, in any manner, sell, transfer, mortgage or dispose of its assets or its legal or beneficial interests in the business without our WFOE’s prior consent. However, in the event that the shareholders of our consolidated VIEs breach these contractual arrangements and voluntarily liquidate our consolidated VIEs, or our consolidated VIEs declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our WFOE’s consent, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If our consolidated VIEs undergoes a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

BI Intermediate (Hong Kong) Limited, a Hong Kong company (“BI Intermediate”) currently maintains a single office space in unit 1602-1603 Hong Kong. The BI Intermediate lease is a month-to-month lease with a term of three years, expiring in February 29, 2024. The rent is $12,206 (HKD 95,200) per month. The office facility in Hong Kong occupies approximately 1,680 square feet and is used for the headquarters and sales support.

Magpie Securities Limited, a Hong Kong company (“Magpie”) currently maintains two offices space in unit 1601 Hong Kong and in unit 2502-2503 Hong Kong. The Magpie lease is a month-to-month lease with a term of two years nine months & two years four months, respectively expiring in February 29, 2024. The rent is $6,462 (HKD 50,400) per month and $12,744 (HKD 99,400) per month, respectively. The office facility in Hong Kong occupies approximately 840 square feet, the second office space occupies approximately 1680 square feet. They are used for the headquarters, sales support, marketing, finance and operating groups.

Beijing Magpie Securities Consulting Services CO., LTD. (“Beijing Magpie”) a wholly owned subsidiary of Magpie currently maintains office space in room 3-112, Wework, 3/F Gong Xiao Guo JI, Beijing China. The Beijing Magpie lease is a month-to-month lease for one year expiring in January 31, 2022 The rent is $6,277 (RMB 40,000) per month. The office facility in China occupies approximately 400 square feet and is used for the sales support and operating groups.

Shenzhen Magpie Information Consulting Technology CO., LTD, (“Shenzhen Magpie”) a wholly owned subsidiary of BI Intermediate currently maintains office space in room 4304, Tower 1, Hg business center China. The Shenzhen Magpie lease is a month-to-month lease expiring in May 4, 2022. The rent is $2,615 (RMB 50,000 per quarter) per month.

Bokefa Petroleum and Gas Co. Ltd, a wholly-owned subsidiary of BI Intermediate, currently has office space in Ningbo, Zhejiang Province. The lease is payable on a monthly basis for three years at an annual rent of US$20,395.37. The office facility in Zhejiang Province occupies and is used for sales support, marketing and finance. The company expiring in insurance biasness.

Tianjing Bokefa Technology Ltd. (“Tianjin Bokefa”) is a wholly-owned subsidiary of Bokefa Petroleum and Gas Co. Ltd and currently has office space in Beijing and Tianjin. The lease is payable on an annual and quarterly basis for an average of two years at an annual rent of US$216,133.95. The office facility in Beijing occupies and is used for the headquarters, sales support, marketing, finance and operating groups. The company expiring in insurance biasness.

Beijing Fucheng Insurance Brokerage Co. Ltd (“Fucheng”) is a wholly owned subsidiary of Beijing YibaoTech and currently has office space in Shanghai, Guangxi and other provincial capital cities. Leases are paid quarterly or monthly, with an average lease term of 1.25 years and an annual rent of $182,793.11. The office facility in Shanghai and Guangxi occupies and is used for sales support, marketing, finance and operations. The company expiring in insurance biasness.

Guangxi Zhongtong Insurance Agency Co Ltd is a 60% owned subsidiary of Beijing Yibao Technology Co., Ltd. and currently has office space in various cities in Guangxi Province. Leases are paid semi-annually, quarterly or monthly for an average of two years at an annual rent of $146,396.32. The office facility in Guangxi occupies and is used for headquarters, sales support, marketing, finance and operations. The company expiring in insurance biasness.

All Weather Insurance Agency, Inc. (“All Weather”) is a VIE controlled subsidiary and currently has office spaces in Beijing and other different cities in China. Leases are payable annually, semi-annually, quarterly or monthly, with an average lease term of 2.76 years and an annual rent of $303,369.95. The office facility in Beijing and other cities occupies and is used for headquarters, sales support, marketing, finance and operations. The company expiring in insurance biasness.

MICT Telematics (“Telematics”), an Israeli company a wholly owned subsidiary of MICT, Inc. currently maintains office space in Petach- Tikva, Israel. Telematics’ lease agreement is a month-to-month lease, is paid on a quarterly basis, occupies approximately 315 square feet and has a monthly rent obligation $5,830.

Item 3. Legal Proceedings.

From time to time, MICT may become subject to litigation incidental to its business.

In March 2017, MICT entered into a merger agreement (“Merger Agreement” or “Merger”) with Sunrise Securities LLC (“Sunrise”) through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities. These opportunities included: a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed on the fee amount that would be payable upon the closing of the transactions contemplated by the Merger Agreement. There were also questions about whether or not Sunrise was owed any transaction fee upon the closing of the Merger. In order to resolve this matter, the parties executed a settlement and release agreement (“Settlement Agreement”) for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500,000 (the “Settlement Shares” or “Shares”), which Settlement Shares were delivered as follows: (i) 67.5% of the Settlement Shares to Amnon Mandelbaum, (ii) 7.5% of the Settlement Shares to INTE Securities LLC, and (iii) 25% of the Settlement Shares to Amini LLC. In addition, no later than February 16, 2021, MICT issued 200,000 purchase warrants (“Warrants”) to purchase 200,000 freely tradable registered shares of Common Stock of MICT and deliver original copies of such Warrants within five business days of the date of issuance of the Warrants. The Shares issuable upon exercise of the Warrants were to be registered via a registration statement on Form S-1. 150,000 Warrants were issued to Amnon Mandelbaum, 50,000 Warrants were issued to Amini LLC, or its designee as named in writing. Each Warrant is exercisable into one share of registered common stock of MICT until one year after the date of the Warrants issuance, at an exercise price of $1.01 per Share. In all other respects, these Warrants contain the same material terms and conditions as are applicable to MICT’s current outstanding Warrants including, but not limited to, cashless exercise at all times from the date of issuance of the Warrants. The expiration dates of the Warrants, certain exercise price adjustments, and other terms as are no less favorable than MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the Shares, and the Shares underlying the Warrants per the Settlement Agreement. Sunrise notified MICT that we were in breach of the Settlement Agreement. Subsequently, on March 30, 2021, MICT and Sunrise signed an amended settlement agreement (the “Amended Settlement Agreement”) whereby MICT was required to make a $1,000,000 payment to Sunrise by March 31, 2021 and the settlement share dollar amount set forth above was reduced from $1,500,000 to $500,000. Furthermore, if MICT was not able to file a registration statement with the Securities and Exchange Commission for the Settlement Shares by June 4, 2021, we were required to make a $600,000 payment to settle the matter in full and Sunrise would not receive any the Settlement Shares. On July 1, 2021, MICT made the $600,000 payment as there was a disagreement as to whether or not the registration statement was timely filed. The matter with Sunrise is fully settled.

On September 22, 2020, the Company entered into a settlement and release agreement (“Release Agreement”) with Craig Marshak, (“Marshak”), in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to the Release Agreement, MICT agreed to pay Marshak a sum of $125,000 in cash. On January 15, 2021 the parties executed an amendment to the Release Agreement whereby MICT agreed to pay Marshak a sum of $315,000 in cash by February 23, 2021. Marshak has dismissed his claim and this matter is fully settled.

In March 2017, Micronet received notice from a previous customer, (the “Complainant”) relating to tests performed by the Complainant which allegedly revealed a defect in the materials included in the battery integrated into a certain product of Micronet. The Complainant then filed a complaint (“Complaint”) with the United States National Highway Traffic Safety Administration (the “Regulator”). The Complaint referred to an old product of Micronet. The Complainant had similar problems with the specific product named in the Complaint, which were covered under the product’s warranty. MICT resolved the problem, changed the battery and updated the software. Independent tests to examine the Complainant’s issues (including addressing the issue with the battery manufacturer) did not demonstrate any significant evidence supporting the Claim. Micronet engaged in discussion with the Regulator and as of the date hereof, Micronet has not received any demand or formal response from the Regulator. Currently, the Complainant has refused any payment from MICT, and each party as reserved its claims in this matter.

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

In June 2020, the previous Chief Executive Officer (“CEO”) of Micronet’s subsidiary in the U.S. sent a demand letter, addressed to Micronet, claiming he was owed compensation and severance due to Micronet’s breach of his employment agreement. He demanded a sum of USD $230,000 as a severance payment. On February 17, 2021, the parties executed a settlement and release agreement in consideration for the payment of USD $90,000 by Micronet to the previous CEO and each signed a mutual waiver and release of claims. This matter is fully settled.

Enertec Systems

On December 31, 2017, MICT, Enertec Systems 2001 Ltd., (“Enertec Systems”), a previously wholly-owned subsidiary, and Enertec Management Ltd., (“Enertec Management”) entered into a share purchase agreement (the “Share Agreement”), with Coolisys Technologies Inc., (“Coolisys”), a subsidiary of DPW Holdings, Inc. (“DPW”). Per the Share Agreement, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250,000 and assume up to $4,000,000 of Enertec Systems’ debt. On May 22, 2018, MICT closed on the sale of all of the outstanding equity of Enertec Systems.

Upon Closing, MICT received gross proceeds of approximately $4,700,000, of which 10% was to be held in escrow (“Escrow Amount”) for up to 14 months after the Closing in order to satisfy any potential indemnification claims. The final consideration amount was adjusted based on Enertec Systems’ debt at the Closing. In addition, Coolisys also assumed approximately $4,000,000 of Enertec Systems’ debt.

In conjunction with, and as a condition to, the Closing, the Company, Enertec Systems, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and director, executed a consulting agreement, (“Consulting Agreement”). Pursuant to the Consulting Agreement, we, via Mr. Lucatz, provided Enertec Systems with certain consulting and transitional services over a 3-year period as necessary (but in no event did the services exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec Systems) was obligated to pay us an annual consulting fee of $150,000 and to issue to us 150,000 restricted shares of DPW Class A common stock, (the “DPW Shares”). The DPW Shares were to be issued in three equal installments, with the initial installment vesting the day after the Closing and the remaining installments vesting on each of the first two (2) anniversaries of the Closing.

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

The Company filed its defense to the Claim on December 15, 2020. On September 14, 2021 the Court adopted a verdict giving effect to the parties settlement agreement pursuant to which the Claim was rejected. The parties have fully released and waived all claims against the other and in consideration for the aforementioned, the Escrow Amount was released to the Coolisys. This matter is fully settled.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on Nasdaq under the symbol “MICT” on April 29, 2013. Prior to that date, there was no established public trading market for our common stock.

Holders

As of June 14, 2022, we had 129,566,207 shares of common stock outstanding and such shares were held by 278 stockholders of record. Because some of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2021:

	Year ended December 31		Year ended December 31
	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$	$
Options outstanding at the beginning of year/period:	1,158,000	2.24	1,167,000	2.34
Changes during the year/period:
Granted	740,000	1.97	1,300,000	1.32
Exercised	(60,000)	1.35	(1,198,000)	1.97
Forfeited	(280,000)	1.41	(111,000)	2.81

Options outstanding at end of year/period	1,558,000	1.74	1,158,000	2.24
Options exercisable at end of year/period	1,118,000	1.57	1,138,000	2.36

The Company has warrants outstanding as follows:

	Warrants Outstanding	Warrants Exercisable	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2020	12,994,545	12,994,545	$2.31	4
Granted	54,863,876	54,863,876	$2.81	4.5
Forfeited	(2,544,055)	(2,544,055)	$1.01	-
Exercised	(2,450,487)	(2,450,487)	$1.01	-
Balance, December 31, 2021	62,863,879	62,863,879	$2.854	4.5

Related party transaction

On January 1, 2021, we entered into a transaction through our wholly-owned subsidiary, Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we loaned the Guangxi Zhongtong shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40 million (approximately $6,125,000) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of December 31, 2021, only RMB 8,010,000 (approximately $1,243,000) was drawn down from the GZ Frame Work Loan for working capital and approximately $919,000 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

On July 1, 2021, Bokefa entered into a transaction with the shareholders of All Weather Insurance Agency Co., Ltd (“All Weather”),. Pursuant to the Transaction, Bokefa agreed to provide the All Weather shareholders with a frame work loan (the “AW Frame Work Loan”) for a total amount of up to RMB 30 million (approximately $4.7 million) (the “AW Frame Work Loan Amount”) which, if utilized, will be used for working capital purposes of All Weather. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders pledged their shares for the benefit of Bokefa in order to secure the amount for the AW Frame Work Loan Amount (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement (which include an exercise price not less than the maximum AW Frame Work Loan Amount and the right to convert the AW Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather and (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount. The Transaction was structured as a VIE structure (pursuant to which we do not technically hold the shares) and as a result of our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and the primary beneficiary of All Weather’s business. On October 27, 2021, the entire AW Frame Work Loan Amount of $4.7 million was transferred to the shareholders and $2.7 million was transferred back to All Weather for purposes of working capital. In addition, as of December 31, 2021, the Company has outstanding receivables from the shareholder of All Weather in the sum of approximately $776,000. The fund was provided in 2021 in advance to a transaction between the parties pursuant to which the VIE structure described above shall be replaced by an equity structure for purchase by MICT of such equity interests in All Weather on such commercial and other terms to  be agreed by the parties.

On November 13, 2019, the Company and Micronet executed a convertible loan agreement pursuant to which the Company agreed to loan to Micronet $500,000 in the aggregate (the “Convertible Loan”). The Convertible Loan bears interest at a rate of 3.95% calculated and is paid on a quarterly basis. In addition, the Convertible Loan, if not converted, shall be repaid in four equal installments, the first of such installment payable following the fifth quarter after the issuance of the Convertible Loan, with the remaining three installments due on each subsequent quarter thereafter, such that the Convertible Loan shall be repaid in full upon the lapse of 24 months from its grant. In addition, the outstanding principal balance of the Convertible Loan, and all accrued and unpaid interest, is convertible at the Company’s option, at a conversion price equal to 0.38 NIS per Micronet share. Pursuant to the Convertible Loan agreement, Micronet also agreed to issue the Company an option to purchase up to one of Micronet’s ordinary shares for each ordinary share that it issued as a result of a conversion of the Convertible Loan (“Convertible Loan Warrant”), at an exercise price of 0.60 NIS per share, exercisable for a period of 15 months. On July 5, 2020, Micronet had a reverse split where the price of the Convertible Loan changed from 0.08 NIS per Micronet share into 5.7 NIS per Micronet share. The option’s exercised price was changed from 0.6 NIS per share to 9 NIS per Micronet share. On January 1, 2020, the Convertible Loan was approved at a general meeting of the Micronet shareholders and as a result, the Convertible Loan and the transactions contemplated thereby became effective. As of December 31, 2021, this balance, including principal and interest, was presented as amount due from related party on the consolidated balance sheet. The loan was repaid on January 4, 2022.

Current assets – related parties

	December 31,	December 31,
	2021	2020
(USD in thousands)
Shareholders of All Weather	$3,680	$-
Convertible loan to Micronet (1)	535	-
Shareholders of Guangxi Zhongtong	919	-
	$5,134	$-

(1)	Micronet’s Convertible loan- as discussed in Note 10.

Current liabilities – related parties

	December 31,	December 31,
	2021	2020
(USD in thousands)
Yulan WU, legal representative of Beijing Fucheng	$-	$156
Shareholders of All Weather	4	-
Beijing Internet New Network Technology Development Co., Ltd	-	7
	$4	$163

Dividend Policy

As of the date of this Annual Report on Form 10-K, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, the general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

As of June 23, 2020, we increased our ownership interest in Micronet to over 50% and started to consolidate Micronet’s operations into our financial statements up until May 9, 2021 when our ownership in Micronet was diluted to less than 50%. In addition, on July 1, 2020, we completed a merger transaction for the Acquisition of GFHI. We are consolidating the financial results of GFHI as of the date the Acquisition and for the period thereafter. Beginning December 2020, we launched our insurance platform operated by GFHI for the Chinese market and have been generating revenues in GFHI in this segment of our operations. During the first quarter of 2021, as described above, we entered into a certain transaction with Guangxi Zhongtong, Beijing Fucheng Lianbao Technology Co., Ltd. and completed the acquisition of Magpie, which operates in the field of securities trading platforms. As a result of these transactions, we have started to consolidate the financial results of these companies and business lines into our business. On July 1, 2021, we entered into a VIE transaction with All Weather and started to consolidate the financial results and business lines of All Weather into our business once the transaction was consummated. On October 21, 2021 we completed the transaction of Guangxi Zhongtong, we currently holds a sixty percent (60%) equity interest in Guangxi Zhongtong

These business activities conducted by MICT in combination with the completion of the above acquisitions, contributed to the following P&L items:

Revenues

Net revenues for the year ended December 31, 2021 were $55,676,000, compared to $1,173,000 for the year ended December 31, 2020. This represents an increase of $54,503,000, for the year ended December 31, 2021 as compared to the same period last year.

Net revenues related to the MRM (Micronet) segment for the year ended December 31, 2021 were $726,000, as compared to $874,000 for the year ended December 31, 2020 and reflects a decrease of $148,000 for the year ended December 31, 2021. MRM revenues were solely contributed by Micronet. The changes is attributed to the consolidation of the MRM Segment (Micronet) results as of the second quarter of 2020 and the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021. Micronet did not generate any revenue during the second quarter of 2020 or since the beginning of the second quarter of 2021 until its deconsolidation.

Net revenues related to the Fintech business and insurance agency business for the year ended December 31, 2021 was $54,932,000, as compared to $299,000 revenues for the year ended December 31, 2020, and reflects an increase of $54,633,000, for the year ended December 31, 2021 as compared to the same period last year. The increase is attributed to several acquisition transactions in 2021, including the acquisition of Beijing Fucheng Insurance Brokerage Co. Ltd., Guangxi Zhongtong Insurance Agency Co., Ltd., and All Weather insurance agency Co., Ltd. Through these transactions, the company has quickly established the insurance business and generated considerable revenue in 2021. b. the information promotion services provided to insurance companies and car service companies through our own technology platform, which was developed and implemented in 2021.

Net revenues related to the online stock trading platform segment for the year ended December 31, 2021 was $18,000, as compared to no revenues for the year ended December 31, 2020, and reflects an increase of $18,000, for the year ended December 31, 2021 as compared to the same period last year. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021, (as further detailed above).

Cost of revenues

Cost of revenues for the year ended December 31, 2021 was $46,456,000, compared to $1,231,000 for the year ended December 31, 2020. This represents an increase of $45,225,000, for the year ended December 31, 2021 as compared to the same period last year.

Cost of revenues related to the MRM segment for the year ended December 31, 2021 was $716,000, as compared to $939,000 for the year ended December 31, 2020 and reflects a decrease of $223,000, for the year ended December 31, 2021. The decrease is attributed to the consolidation of the MRM segment (Micronet) results as of the second quarter of 2020 and the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021.

Cost of revenues related to the Fintech business and insurance agency business for the year ended December 31, 2021, respectively, was $45,740,000, as compared to $292,000 for the year ended December 31, 2020, respectively, and reflects an increase of $45,448,000, for the year ended December 31, 2021. The increase is attributed to the commercial and business combination transaction entered by the Company during 2021 (as further detailed above).

Gross profit

Gross profit for the year ended December 31, 2021 was $9,220,000, and represents 16% of the revenues. This is in comparison to gross loss of $58,000 for the year ended December 31, 2020 and reflects an increase of $9,278,000, for the year ended December 31, 2021 as compared to the same period last year. The increase is attributed to the transactions and development of our Fintech business and insurance agency business and the online stock trading platform segment.

Gross profit related to the MRM (Micronet) segment for the year ended December 31, 2021 were $10,000, as compared to gross loss of $65,000 for the year ended December 31, 2020 and reflects an increase of $75,000 for the year ended December 31, 2021. MRM Gross profit were solely contributed by Micronet. The changes is attributed to the consolidation of the MRM Segment (Micronet) results as of the second quarter of 2020 and the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021. Micronet did not generate any revenue during the second quarter of 2020 or since the beginning of the second quarter of 2021 until its deconsolidation.

Gross profit related to the verticals and technology segment for the year ended December 31, 2021 was $9,192,000, as compared to $7,000 Gross profit for the year ended December 31, 2020, and reflects an increase of $9,185,000, for the year ended December 31, 2021 as compared to the same period last year. The increase is attributed to the consolidation of the GFHI results as of July 1, 2020 and revenues generated as a result of certain commercial and business combination transaction entered by the Company during 2021 (as further detailed above).

Gross profit related to the online stock trading platform segment for the year ended December 31, 2021 was $18,000, as compared to no Gross profit for the year ended December 31, 2020, and reflects an increase of $18,000, for the year ended December 31, 2021 as compared to the same period last year. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021, (as further detailed above).

Selling and Marketing Expenses

Selling and Marketing expenses are part of operating expenses. Selling and marketing cost for the year ended December 31, 2021, was $6,814,000, as compared to income of $38,000 for year ended December 30, 2020. This represents an increase of $6,852,000, for the year ended December 31, 2021 as compared to the same period last year. The increase is mainly a result of  increase in : (i) advertising promotion fee of $1,621,000 and; (ii) sales technological development expense in an amount of $694,000 and; (iii) marketing service charge in an amount of $1,624,000 and; (iv) sales technical service fee in an amount of $517,000 and (v) increase from the acquisition of online stock trading platform segment that was finalized on February 26, 2021.

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the year ended December 31, 2021 was $36,488,000, compared to $14,228,000 for the year ended December 31, 2020. This represents an increase of $22,260,000, for the year ended December 31, 2021 as compared to the same period last year. The increase is mainly a result of (i) One time acquisitions as noted above, and (ii) an increase in retainer for professional advice from various services providers, in connection with the completion of the public offering closed in February 2021 and March 2021; and (iii) an increase associated with the D&O insurance in a total amount of $1,337,000; and (iv) an increase associated with the issuance costs of shares and options to Directors officers and employees in a total amount of $8,313,000 a non-cash expenses; and (v) Bad debt provision of $2,606,000 and; (vi) an increase associated with the salary expenses following the acquisition of new subsidiaries and VIEs transactions during 2021 in a total amount of $7,624,000, and; (vii) an increase associated with the rent and maintenance expenses following the acquisition of new subsidiaries and VIEs transactions during 2021 in a total amount of $2,108,000.

Research and Development Expenses

Research and development expenses are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the year ended December 31, 2021 was $889,000, compared to $484,000 for the year ended December 31, 2020. This represents an increase of $405,000, for the year ended December 3, 2021, as compared to the same period last year. On one hand, the acquisition of Magpie Securities Limited, on February 26, 2021 caused an increase in our research and development expenses for the year ended December 31, 2021 as compared to the same period last year. This was offset by the fact that most of our research and development expenses in 2020 were related to Micronet. Our ownership and voting interests in Micronet was diluted and caused us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021, which caused a decrease in our research and development expenses for the year ended December 31, 2021 as compared to the same period last year.

Loss from Operations

Our loss from operations for the year ended December 31, 2021 was $37,896,000, compared to loss from operations of $16,579,000, for the year ended December 31, 2020. The increase in loss from operations is mainly a result of the acquisitions mentioned above, as well as the increase in general and administrative costs and increase in selling and marketing costs as explained in the section above.

Finance Income (Expense), Net

Financial income (expenses), net for the year ended December 31, 2021 was $395,000 compared to $(7,462,000) for the year ended December 31, 2020. This represents a decrease in financial expenses of $7,857,000, for the year ended December 31, 2021. The decrease in financial expenses, net for the year ended December 31, 2021, is primarily due to the recognition of beneficial conversion expense of approximately $8,482,000 in 2020.

Net Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the year ended December 31, 2021, was $36,428,000, compared to 22,992,000, for the year ended December 31, 2020. This represents an increase of $13,436,000 for the year ended December 31, 2021, as compared to the same period last year. The increase for the year ended December 31, 2021 is mainly a result of the increase in operating expenses (as further detailed above) , from loss of controlling equity investment held in Micronet in an amount of $1,934 and loss from decrease in holding percentage in an amount of $1,128.

Liquidity and Capital Resources

As of December 31, 2021, our total cash and cash equivalents balance was $94,930,000, as compared to $29,049,000 as of December 31, 2020. This reflects an increase of $65,881,000 in cash and cash equivalents for the reasons described below.

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

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. The following tables summarize our contractual obligations as of December 31, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligation:	Total	Less than 1 year	1-3 year	3-5 year	5+ year
Office leases commitment	2,137,944	1,130,285	987,363	20,296	-
Short-term debt obligations Commitment	1,657,252	1,657,252	-	-	-
Services Contract Commitment	405,600	405,600	-	-	-
Total	4,200,796	3,193,137	987,363	20,296	-

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

On January 1, 2020, the Convertible Loan was approved at a general meeting of the Micronet shareholders and the Convertible Loan and the transactions contemplated thereby became effective. The loan was repaid on January 4, 2022.

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

As of December 31, 2021, the Company had short-term loans from others of $1,657 comprised as follows: $1,155 loans of All Weather Insurance Agency bear interest of  0%,  of which $1,088 will be repaid on December 31, 2022 and $67 will be repaid on August 3, 2022. The $314 loans of Zhongtong Insurance that bear interest of 10% has been repaid subsequently on January 11, 2022, and the remaining loans of Zhongtong Insurance in amount of $188 loans that bear interest of 10% will be repaid before December 31, 2022.

Debt Repayment

For the year ended December 31, 2021, our total debt was $1,657,000 as compared to $884,000 for the year ended December 31, 2020. The change in total debt is primarily due to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021 and a new loan that All weather received from others.

For the year ended December 31, 2021, our working capital was $102,107,000, compared to $26,693,000 for the year ended December 31, 2020. The increase is mainly due to the increase in our cash as described above. Based on our current business plan, and in view of our cash balance following the transactions described in this Item 2, we anticipate that our cash balances will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Report.

	For the year Ended December 31,
	2021	2020
	USD in thousands	USD in thousands
Net Cash Used in Operating Activities	$(33,025)	$(8,300)
Net Cash Used in Investing Activities	(8,853)	(3,279)
Net Cash Provided by Financing Activities	109,602	37,430
Translation adjustment on cash and restricted cash	97	(1)
Cash and restricted cash at Beginning of Period	29,526	3,676
Cash and restricted cash at end of period	$97,347	$29,526

Cash Flow from Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $33,025,000, which primarily consists of net loss of $37,158,000 and various non-cash items of $(18,979,000), as well as (1) changes in deferred tax, net of $2,539,000, (2) changes in trade account receivable of $19,579,000, (3) changes in trade accounts payable of $(13,846,000), (4) changes in deposit held on behalf of clients of $(3,101,000), (5) changes in other current assets of $ 4,878,000, (6) changes in other current liabilities of $4,099,000, (7) changes in related party of $163,000, (8) changes in long-term deposit and prepaid expenses of $542,000, (9) changes in right of use assets of $(486,000), and (10) change in lease liabilities of $ 479,000.

For the year ended December 31, 2020, net cash used in operating activities was $8,300,000, which primarily consists of net loss of $23,636,000 and various non-cash items of $(6,227,000), as well as (1) finance cost related to the convertible notes conversion of $(8,877,000), and (2) changes in other assets and liabilities of $(232,000).

Cash Flow from Investing Activities

For the year ended December 31, 2021, we had net cash used in investing activities of $8,853,000, which consisted of (1) deconsolidation of Micronet operations of $2,466,000, (2) loan to related party of $4,265,000, (3) purchase of property and equipment of $689,000 and (4) investment in new companies and expansion of business activities of $913,000 and (5) additional intangible assets of $520,000.

For the year ended December 31, 2020, we had net cash used in investing activities of $3,279,000, which consisted of the net cash used in additional investment of Micronet of $247,000, loan to Micronet of $125,000, and purchase of property and equipment of $32,000, and loan to Magpie of $3,038,000 and loan received by related party of $(163,000).

Cash Flow from Financing Activities

For the year ended December 31, 2021, we had net cash provided by financing activities of $109,602,000, which primarily consisted of: (1) Proceeds from issuance of shares and warrants of $105,366,000 from our public offering in February and March 2021; (2) proceeds from the exercise of warrants and options of $2,554,000; (3) Repayment of current maturity of long-term bank loans of $(195,000) and (4) receipt of loan from others of $1,657,000 and (5) loan repayment from Micronet of $220,000.

For the year ended December 31, 2020, we had net cash provided by financing activities of $37,430,000, which primarily consisted of (1) Proceeds from issuance of shares and warrants of $17,004,000 (2) proceeds from the exercise of warrants and options of $3,979,000 (3) issuance of convertible preferred shares net of $409,000 (4) receipt of convertible note of $ 14,796,000 (5) repayment of bank loans of $(496,000) (6) receipt of loan from bank of $124,000 (7) issuance of shares by subsidiary of $1,614,000.

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

The following table reconciles, for the periods presented, GAAP net loss attributable to MICT to non-GAAP net income attributable to MICT. and GAAP loss per diluted share attributable to MICT to non-GAAP net loss per diluted share attributable to MICT.:

	Year ended December 31,
	(Dollars in Thousands, other than share and per share amounts)
	2021	2020
GAAP net loss attributable to MICT, Inc.	$(36,428)	$(22,992)
Amortization of acquired intangible assets	2,925	1,572
Expenses related to beneficial conversion feature expense	-	8,482
Stock-based compensation	10,580	3,571
Expenses related to purchase of a business	-	3,364
One time expenses relates to settlement agreement	303	2,440
Income tax effect of above non-GAAP adjustments	(773)	(398)
Total Non-GAAP net loss attributable to MICT, Inc.	$(23,393)	$(3,961)

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.20)	$(0.14)
Weighted average common shares outstanding used in per share calculations	112,562,199	27,623,175
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.32)	$(0.83)
Weighted average common shares outstanding used in per share calculations	112,562,199	27,623,175

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing on pages F-1 to F-56 of this Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 and management concluded that our disclosure control over financial reporting is not effective.

It is notable that during the fiscal year ended December 31, 2021, we acquired, or consolidated through contractual arrangements, numerous insurance agencies and grew rapidly within the PRC.  Additionally, as previously disclosed, Hao (Kevin) Chen was promoted to Chief Financial Officer of MICT on November 29, 2021.  Following Mr. Chen’s promotion, throughout the current fiscal year MICT has continued to hire various individuals with knowledge of U.S. GAAP financial statements.  Finally, during the pendency of MICT’s 2021 audit, numerous provinces in the PRC imposed strict and wide-reaching COVID-19 lockdowns in numerous provinces, which prevented employees of MICT and representatives of Friedman LLP, MICT’s registered independent audit firm, from accessing a number of MICT’s offices in these affected provinces.

As a result of MICT’s rapid growth, inability to timely integrate various information technology systems from all of its acquired businesses, the ongoing effects of COVID-19 and PRC regulations related thereto, including the inability to hire additional employees with extensive knowledge in U.S. GAAP and the inability to provide information timely to its auditors, management has concluded that our controls and procedures represented a material weakness. Specifically, we have (a) five material weaknesses related to our Information Technology, consisting of (i) failure to implement certain formal risk and vulnerability assessment procedures, (ii) failure to upgrade certain operating systems and security patches on certain of our computers, (iii) failure to design and implement certain effective data backup and recovery management systems, (iv) failure to design and implement effective access to systems and data and (v) failure to have antivirus software running on certain of our computers, and (b) one material weakness related to not having sufficient full-time personnel with appropriate levels of accounting knowledge and expertise.

With provinces opening again within the PRC, MICT is in the process of hiring additional staff in its finance department. Additionally, we conducted a mapping of the processes and controls that support financial reporting and also performed tests to examine the effectiveness of the controls. As part of the effectiveness test, gaps in the ITGC control process were identified for the companies that were acquired and did not manage to produce a control environment without gaps. These gaps were mapped and identified by us, and we built a remediation plan to reduce and to fix the gaps as early as this fiscal year.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Financial Officer and our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, at December 31, 2021, as a result on the material weaknesses identified above, our internal control over financial reporting was ineffective for this year.

Additionally, as stated above, management is working to remediate such material weaknesses to prevent such weaknesses occurring again during the fiscal year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

During the fiscal year we have continued to implement various steps to strengthen our internal control over financial reporting, including: (1) engaging a third party U.S. GAAP consulting firm to support U.S. GAAP financial reporting as well as in SEC reporting requirements; (2) hiring additional staff to manage our China operations including with U. S. GAAP knowledge and experience and SEC reporting and disclosure qualifications. (3) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel.

The company conducted a mapping of the processes and controls that support financial reporting and also performed tests to examine the effectiveness of the controls. As part of our assessment, gaps in the ITGC control process were identified for the companies that were included in our consolidated financial statements as of December 31, 2021 and did not manage to produce a control environment without gaps. These gaps were mapped and identified by the company, and the company built a remediation plan to reduce and fixing the gaps as early as the following fiscal year.

Other than the steps identified above related to our remediation plans related to the identified material weaknesses, no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each current director and executive officer of the Company.

Name	Age	Position
Darren Mercer	57	Chief Executive Officer and Director
Hao (Kevin) Chen	39	Chief Financial Officer
Moran Amran	41	Controller
Yehezkel (Chezy) Ofir (1)(2)(3)	69	Director
Robert Benton (1)(2)(3)	64	Director
John McMillan Scott (1)(2)(3)	74	Director
Sir David Trippier, R.D.,J.P.,D.L(1)(2)(3)	76	Director

(1)	A member of the Audit Committee.

(2)	A member of the Compensation Committee.

(3)	A member of the Corporate Governance/Nominating Committee.

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

Yehezkel (Chezy) Ofir. Professor Ofir has served on the Board of MICT since April 2013. He was appointed as a director of Micronet in September 2012. Mr. Ofir has over 25 years of business consulting experience and served as a director at various companies, including as an external director of Adama Ltd (SZSE: 000553) from 2012 until 2015, a director at Shufersal Ltd. (TASE: SAE) from 2004 to 2010, Director at the Israeli Postal Bank Company as of 2014 and acting Chairman and director as of 2016 until 2017. A director at Soda Stream (NASDAQ: Soda) from 2016 to 2019. A director at Hadassah Medical Centers (Ein-Karem, Jerusalem) from 2015-Currently, and Micronet (TAS: MCRNT), from 2013-Currently. Mr. Ofir has served as a member of the board of directors at MICT Inc. (NASDAQ: MICT) since April 2013. Mr. Ofir is the Kmart Chair Emeritus Professor and faculty member at the School of Business Administration, The Hebrew University of Jerusalem. Mr. Ofir holds a B.Sc. and M.Sc. in Engineering from Ben-Gurion University, M.Phil. and Ph.D. in Business Administration from Columbia University. We believe that Professor Ofir extensive experience in governance and in corporate business consulting makes him very well qualified to serve as a director of the Company.

Robert Benton. Mr. Benton has served on the Board of MICT since April 2021.He has been the Director and Founder of Anthology Media, Ltd, (formerly Bob & Co, Ltd) where he provides integrated strategies designed to bridge the gap between creativity and finance for TV and film production companies since August 2010. Prior to his employment at Anthology Media, Ltd, Mr. Benton was a Managing Director and Head of Media Investments at Canaccord Adams Ltd., from September 2008 to June 2010, where he focused on marketing, sales, and corporate finance. Mr. Benton was also a Managing Director at Ingenious Media, an investment company specializing in the media, infrastructure, real estate and education sectors from August 2006 to May 2008. Prior to his employment at Canaccord Adams Ltd and Ingenious Media, Mr. Benton was employed as the Chief Executive Officer at Bridgewell Securities Ltd, a United Kingdom investment banking firm, from January 2002 to June 2006. From 1997 to 2001, Mr. Benton served as a Chairman and Chief Executive Officer for Charterhouse Securities Limited. Mr. Benton also served as the Global Head of Sales for ABN-ABRO from June 1994 to June 1997. Prior to that, Mr. Benton was a Managing Director of HSBC James Capel Ltd, from November 1992 to June 1995. Mr. Benton currently serves as the Deputy Chair of Everbright Securities Financial Holding Limited, which engages in the provision of financial brokerage services. He also sits on the board of directors for International Literacy Properties, a company that works with authors, managers of literary estates and individual heirs to help realize the value from book-based intellectual property. Mr. Benton has served on the board of The Discerning Eye, a United Kingdom based educational charity that promotes a wider understanding and appreciation of the visual arts and further stimulates debate about the place and purpose of art in our society through its annual exhibition. Mr. Benton sits on the Advisory Committee for Nash & Co Capital, Ltd, which is an independent corporate finance and advisory company. Previously, Mr. Benton served as the Chairman of Clarkson Plc, the FTSE 250 shipping group, from May 2005 to January 2015. Mr. Benton holds a degree in Politics and Economics from Exeter University. We believe Mr. Benton is well qualified to serve as a director due to his extensive leadership experience.

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

Hao (Kevin) Chen. Mr. Chen was promoted by the Board to serve as the Chief Financial Officer of the Company in November 2021. He has more than 13 years of experience providing financial services to a variety of public and private companies, including in the role as Chief Financial Officer. He has a demonstrated history of working within the technology industry and is skilled in US GAAP accounting, SOX internal controls, debt and equity financing and strategic management. Mr. Chen previously served as the Chief Financial Officer and board member of China Rapid Finance (NYSE:XRF), a holding company operating primarily in the emergency rescues services business, which utilizes cloud and other cutting-edge technologies to provide emergency rescue services, including an app based mobile platform, cloud call centers and large data centers. Prior to that, Mr. Chen served as a Senior Financial Reporting Manager to Qunar.com (China’s online travel platform NASDAQ:QUNR) from 2013 to 2015 and served as an Audit Manager with Ernst & Young from 2008 to 2013. Mr. Chen holds a Master of Business Administration from Kellogg School of Management at Northwestern University, a Master of Economics from Shanghai University of Finance and Economics and a Bachelor of Mathematics from Shandong University. He is a Certified Public Accountant in the U.S.

Moran Amran. Mrs. Amran has been the Company’s Controller since 2011. In January 2019 Ms. Amran was appointed to serve as the Company’s principal financial officer until Mr. Chen was promoted to the role in November 2021. From 2010 until 2011, she served as Financial Controller of the Global Consortium on Security Transformation, a global homeland security organization. From 2006 until 2007, she served as an assistant accountant for Agan Chemicals Ltd. Mrs. Amran holds a B.A. in Accounting and Business Management from The College of Management Academic Studies in Rishon LeZion, Israel, obtained an MBA from The Ono Academic College in Kiryat Ono, Israel and is a certified public accountant in Israel.

Sir David Trippier, R.D.,J.P.,D.L Until April 2011 Sir David Trippier was the Chairman of Cambridge shire Horizons, the company delivering sustainable development in the Cambridge Sub-region, and he was the Chairman of W H Ireland Group plc, Stockbrokers until May 2008 when the company was taken over by a consortium. He was until recently a Non-Executive Director of ITV Granada Television and has been a director or Chairman of several quoted companies. Sir David was knighted by the Queen in July 1992 when he was 46 years of age. In 1994 he was appointed by the Council of the Stock Exchange to sit on the committee, which formulated and launched the Alternative Investment Market (AIM) in June 1995. Since 1992, he has been Chairman or main Board Director of three companies, which have floated on the Stock Exchange and are now in the Main List, and one that has floated on the AIM Market. He was born in May 1946, educated at Bury Grammar School and later was commissioned as an officer in the Royal Marines Reserve in which he has served for 30 years. He passed the Commando Course at the Commando Training Centre in Devon in 1969 and the following year qualified as a parachutist at RAF Abingdon. He subsequently qualified as a Company Commander at the School of Infantry at Warminster and later passed the Staff College Course at the Royal Naval College at Greenwich. He has served with 40 Commando Royal Marines in Singapore and Malaysia, 41 Commando in Malta and the 3rd Commando Brigade in Norway. He was awarded the Royal Marines Reserve Decoration in 1983. In January 1996, he was appointed Honorary Colonel of the Royal Marines Reserve in the Northwest by the Commandant General Royal Marines. He retired from that role in January 2010. At the age of 22, he was admitted to the Stock Exchange. He was also a director of a financial planning company as well as being a Stockbroker. He was a senior partner in Pilling Trippier & Co before it was taken over by Capel-Cure Myers whilst he was a Minister. He was elected to the Rochdale Metropolitan Borough Council in 1969. In 1975, he became the leader of the Council when he was 28 years of age and in the same year was appointed a magistrate. In 1979, he was elected as MP for Rosendale at the age of 32 and became MP for the new constituency of Rosendale and Darwen from 1983 to 1992. In 1982, Sir David was appointed Parliamentary Private Secretary to the then Minister for Health (Rt Hon Kenneth Clarke QC, MP). From June 1983 to September 1985, Sir David was the Minister for Small Firms and Enterprise at the Department of Trade and Industry. From September 1985 to June 1987, he was the Minister for Tourism, Small Firms and Enterprise in the Department of Employment. In 1987 he became the Minister for Housing, Inner Cities and Construction in the Department of the Environment. Later in 1989, he was promoted to become the Minister of State for the Environment and Countryside. As the “Green” Minister he was instrumental in negotiating the international agreements on Climate Change and Global Warming on behalf of the United Kingdom. In February 1994, he became a Deputy Lieutenant of Lancashire. In April 1997, he became High Sheriff of Lancashire for the year 1997/98. In 1999, he published his autobiography entitled “Lend Me Your Ears”. He became the President of the Manchester Chamber of Commerce for the year 1999-2000. He was the National Chairman of the Tidy Britain Group from 1996 to 1998. He became the President of the Royal Lancashire Show for the year 1999. Sir David became the Chairman of the North West of England Reserve Forces and Cadets Association from 2000 to 2008. He was the National Vice Chairman of the Council of Reserve Forces from 1999 to 2008 representing the Royal Marines. He served as the County Chairman for the St. John Ambulance in Lancashire from 2003 to 2007. He was the County President of the Royal British Legion in Lancashire from 2005 to 2008.He was the founder of the Rosendale Enterprise Trust and the Rosendale Groundwork Trust. He is the President Elect of the Soldiers, Sailors, Airmen and Families Association - Forces Help for Greater Manchester. In November 2006, Sir David won a National Award for “Outstanding Leadership” sponsored by the Daily Telegraph. He was nominated as one of 100 of Britain’s most influential men and women in the Public and Private Sectors. He is married and has three sons. His wife, Lady Ruth Trippier, is a practicing barrister on the Northern Circuit.

Family Relationships

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

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

As of April 2. 2020, the Board does not have a chairman. Recognizing that the Board is composed almost entirely of outside directors, in addition to the Board’s strong committee system (as described more fully below), we believe this leadership structure is appropriate for the Company and allows the Board to maintain effective oversight of management. On May 23, 2021, Mr. Scott was elected to serve as vice Chairman of the Board.

Our board of directors has three standing committees: the Compensation Committee, the Audit Committee and the Corporate Governance/Nominating Committee.

Audit Committee

The members of our Audit Committee are Professor Ofir, Mr. Benton, Sir David Trippier, R.D.,J.P.,D.L and Mr. Scott. Professor Ofir is the Chairman of the Audit Committee, and our board of directors has determined that Professor Ofir is an “Audit Committee financial expert” and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.MICT-inc.com. The primary responsibilities of our Audit Committee include:

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

Compensation Committee

The members of our Compensation Committee are Professor Ofir, Mr. Benton, Sir David Trippier, R.D.,J.P.,D.L and Mr. Scott. Mr. Scott is the Chairman of the Compensation Committee and our board of directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.MICT-inc.com. The primary responsibilities of our Compensation Committee include:

●	reviewing and recommending to our board of directors of the annual base compensation, the annual incentive bonus, equity compensation, employment agreements and any other benefits of our executive officers;

●	administering our equity-based compensation plans and exercising all rights, authority and functions of the board of directors under all of the Company’s equity compensation plans, including without limitation, the authority to interpret the terms thereof, to grant options thereunder and to make stock awards thereunder; and

●	annually reviewing and making recommendations to our board of directors with respect to the compensation policy for such other officers as directed by our board of directors.

The Compensation Committee meets, as often as it deems necessary, without the presence of any executive officer whose compensation it is then approving. The Compensation Committee and the Company engaged or received advice from compensation consultant in 2021.

Corporate Governance/Nominating Committee

The members of our Corporate Governance/Nominating Committee are Professor Ofir, Mr. Benton, Sir David Trippier, R.D.,J.P.,D.L and Mr. Scott. Mr. Scott is the Chairman of the Corporate Governance/Nominating Committee and our board of directors has determined that all of the members of the Corporate Governance/Nominating Committee are “independent” as defined by Nasdaq rules and regulations. The Corporate Governance/Nominating Committee operates under a written charter that is posted on our website at www.MICT-inc.com. The primary responsibilities of our Corporate governance and Nominating Committee include:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our directors and executive officers, and anyone who beneficially owns ten percent (10%) or more of our Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Anyone required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2021 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2021 were filed in a timely manner.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. The Code of Business Conduct and Ethics is available on our website at www.MICT-inc.com.

Item 11. Executive Compensation

The following Summary of Compensation table sets forth the compensation paid by our Company during the two years ended December 31, 2021 and 2020, to all Executive Officers earning in excess of $100,000 during any such year.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards(3)	Stock Based Awards (5)	All Other Compensation(4)	Total
Darren Mercer	2021	$571,251	$913,125	$-	$8,580,000	$196,074	$10,260,450
Chief Executive Officer (7)	2020	$340,500	$795,000	$-	$-	$93,881	$1,229,381
Hao (Kevin) Chen (6)	2021	$141,000	$-	$-	$-	$-	$141,000
Chief Financial Officer
Moran Amran	2021	$232,013	$116,795	$153,744	$-	$17,082	$519,634
Controller	2020	$151,582	$35,732	$6,141	$-	$14,456	$207,911

(1)	Salary paid partly in NIS and partly in U.S. dollars. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2021 and 2020, respectively.

(2)	Represents discretionary bonus in connection with the performance and achievements of MICT.

(3)	The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting Standards Codification, or ASC, Topic 718. Assumptions used in the calculations for these amounts are included in Note 3 to the consolidated financial statements for the year ended December 31, 2020 included elsewhere in this Annual Report.

(4)	Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross-up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan.

(5)

 The Company accounts for stock-based compensation under the fair market value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

(6)	On November 29, 2021, the board of directors of MICT, promoted Hao (Kevin) Chen, its Financial controller of its China business to serve as the Chief Financial Officer of the Company.

(7)	Effective on October 2021, the board of directors approved Darren Mercer’s new employment terms inclusive of an annual base salary of $800,000.

Employment Agreements

Darren Mercer

Effective October 2021, the board of directors approved Darren Mercer’s new employment terms as follows: (i) an annual base salary fee will be $800,000  and, (ii) a total annual bonus in accordance with the bonus program adopted by the Company from time-to-time. The target bonus amount for Mr. Mercer’s work in the calendar year 2021 was $913,125.  which Executive works for the Company outside the United Kingdom for at least five days.

All other terms of Mr. Mercer’s employment agreement, as amended, remain in full force and effect.

Hao Chen

On November 29, 2021, the board of directors of MICT promoted Hao (Kevin) Chen, its Financial controller of its China business to serve as the Chief Financial Officer of the Company. The Company and Mr. Chen are finalizing the negotiation of Mr. Chen’s employment agreement and will file such agreement when available.

None of our employees is subject to a collective bargaining agreement.

Outstanding Equity Awards

During 2021, 740,000 options and 25,000 shares were issued to our directors, officers and employees under our 2012 Incentive Plan.

During 2021, MICT issued 6,362,000 shares of common stock to our directors, officers and employees under our 2020 Incentive Plan out of which 6,000,000 shares of common stock were issued to Darren Mercer (which shall be released/vest subject to satisfaction of applicable performance conditions) under our 2020 Incentive Plan.

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2021.

Name(1)	Fees Earned or paid in cash ($) (6)	Option Awards ($) (2)(3)(4)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Yehezkel (Chezy) Ofir(2)	$46,100	$33,259	$-	$-	$79,359
Jeffrey P. Bialos (5)	$12,730	$-	$-	$-	$12,730
Robert Benton (3)	$32,363	$88,691	$-	$-	$121,054
John McMillan Scott (4)	$54,581	$177,382	$-	$2,920	$234,883

(1)	The fair value recognized for such option awards was determined as of the grant date in accordance with ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 16 to our consolidated financial statements for the year ended December 31, 2021 included elsewhere in this Annual Report.

(2)

As of December 31, 2021, Professor Yehezkel (Chezy) Ofir, held options to purchase 365,000 shares, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on November 11, 2014, each exercisable at an exercise price of $4.30 per share. Such options vested within three years following the date of grant. In addition, options to purchase 10,000 shares were granted to each director listed above on June 6, 2018 at an exercise price of $1.32 per share and options to purchase 15,000 shares were granted to each director listed above on August 13, 2018 at an exercise price of $1.4776 per share. And options to purchase 300,000 shares were granted to each director above on March 9, 2020 at an exercise price of $1.41 per share. All of the options have vested. And options to purchase 30,000 shares were granted on May 23, 2021 at an exercise price of $1.81 per share. Out of which 350,000 of the options have vested.

(3)	As of December 31, 2021, Mr. Robert Benton, held options to purchase 80,000 shares, the options to purchase 80,000 shares were granted to him on May 23, 2021 at an exercise price of $1.81 per share. Out of which 40,000 of the options have vested.

(4)	As of December 31, 2021, Mr. John McMillan Scott held options to purchase 260,000 shares, the options to purchase 100,000 shares were granted to him on July 7, 2020 at an exercise price of $1.41 per share. And the options to purchase 160,000 shares were granted to him on May 23, 2021 at an exercise price of $1.81 per share. Out of which 180,000 of the options have vested.

(5)

As of December 31, 2021, Mr. Jeffrey P. Bialos, held options to purchase 335,000 shares, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on November 11, 2014, each exercisable at an exercise price of $4.30 per share. Such options vested within three years following the date of grant. In addition, options to purchase 10,000 shares were granted to each director listed above on June 6, 2018 at an exercise price of $1.32 per share and options to purchase 15,000 shares were granted to each director listed above on August 13, 2018 at an exercise price of $1.4776 per share. And options to purchase 300,000 shares were granted to each director above on March 9, 2020 at an exercise price of $1.41 per share. All of the options have vested. On April 12, 2021, Jeffrey P. Bialos tendered his resignation as a member of the board of directors (the “Board”) of MICT, Inc. (the “Company”), effective immediately. Mr. Bialos resigned to focus on other endeavors and not in connection with any disagreements with the Company.

(6)	For the year ended December 31, 2021, we paid an aggregate amount of $145,774 to our directors as Compensation for serving on our board of directors. Independent directors received $30,000 fixed annual fees plus $ 5,000 fixed fee for membership in each committee, the vice chairman of the board received an additional fixed annual fee of $ 10,000 in salary.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 10, 2022.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5% Stockholders
Darren Mercer (6)	15,620,939	7.9%

Directors and Named Executive Officers
Moran Amran (2)	182,500	0.09%
Yehezkel (Chezy) Ofir (3)	257,500	0.13%
Darren Mercer (6)	15,620,939	7.9%
John McMillan Scott (4)	420,000	0.21%
Robert John Benton (5)	100,000	0.05%
Hao (Kevin) Chen (7)	100,000	0.05%
Sir David Trippier (8)	40,000	0.02%
Directors and executive officers as a group (7 persons) (9)	16,720,939	6.47%

*	Less than one percent

(1)	Applicable percentage ownership is based on 197,858,083 shares of common stock outstanding as of June 10, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of June 10, 2022 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 10, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 57,500 shares of common stock and 125,000 shares of common stock issuable upon the exercise of stock options owned by Mrs. Amran.

(3)	Includes 235,000 shares of common stock and 22,500 shares of common stock issuable upon the exercise of stock options owned by Mr. Ofir.

(4)	Includes 300,000 shares of common stock and 120,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Scott.

(5)	Includes 40,000 shares of common stock and Includes 60,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Benton.

(6)	Includes 15,620,939 shares of common stock owned by Mr. Mercer.

(7)	Includes 100,000 shares of common stock owned by Mr. Hao and the remaining balance of 100,000 shares will be issued on or before May 10, 2023, subject to performance.

(8)	Includes 40,000 shares of common stock owned by Sir David Trippier.

(9)	Includes 327,500 shares of common stock issuable upon the exercise of stock options beneficially owned by the referenced persons.

Securities Authorized For Issuance Under Equity Compensation Plans

2012 Plan: Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our Common Stock, are currently authorized to be issued as shares or options. As of 31.12.2021, the total number of options and shares of common stock awarded under the 2012 Incentive Plan is 3,704,782 and includes options and shares of common stock which have been issued or have been allocated to be issued. The 2012 Incentive Plan is intended as an incentive to retain directors, officers, employees, consultants and advisors to the Company, persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company, by granting to such persons options to purchase shares of the Company’s Common Stock (“2012 Options”), shares of the Company’s stock, with or without restrictions, or any other share-based award (“2012 Award(s)”). The Plan is intended as an incentive to retain in the employ of, and as directors, consultants and advisors to MICT, Inc., a Delaware corporation (the “Company”), and its subsidiaries (including any “employing company” under Section 102(a) of the Ordinance (as hereinafter defined) and any “subsidiary” within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the “Code”), collectively, the “Subsidiaries”), persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries, by granting to such persons either (i) options to purchase shares of the Company’s Stock, (the “Options”), (ii) shares of the Company’s Stock, with or without restrictions, or (iii) any other Stock-based award, granted to a Grantee or an Optionee (as such terms are defined below hereunder) under the Plan and any Stock issued pursuant to the exercise thereof. Stock awards and the grant of Options to purchase shares of Stock, or the issue of each of the above under sub-sections (i) - (iii) shall be referred as the “Award(s).

The following table summarizes the equity securities granted under the 2012 Stock Incentive as of December 31, 2021. The shares covered by outstanding equity securities awards are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (*)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,558,000	$1.74	1,295,218
Equity compensation plans not approved by security holders	-	-	-
Total	1,558,000	$1.74	1,295,218

(*)	Excluded the shares of common stock awarded under the 2012 Incentive Plan in amount of 2,146,782.

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

As of December 31, 2021, 1,295,218 stock options remain available for future awards under the 2012 Stock Incentive Plan.

2020 Plan: The 2020 Stock Incentive Plan (the “2020 Incentive Plan”) provides for the issuance of up to 20,000,000 shares of our common stock plus a number of additional shares issued upon the expiration or cancellation of awards under our 2014 Incentive Plan, which was terminated when the 2020 Incentive Plan was approved by our stockholders. Generally, shares of common stock reserved for awards under the 2020 Incentive Plan that lapse or are canceled (other than by exercise) will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes are not available again for future awards. In addition, Shares repurchased by the Company with the proceeds of the option exercise price may not be reissued under the 2020 Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Darren Mercer, our Chief Executive Officer and a director, presently owns, with certain family members and related parties, approximately one third of the issued and outstanding shares of GFH and is the sole officer and one of three directors of GFH.

Item 14. Principal Accounting Fees and Services.

The fees billed by Friedman LLP for the fiscal year 2021 and the fees billed by BDO Ziv Haft for the fiscal year 2020, our independent registered public accounting firms, for professional services provided to the Company were as follows:

	Year ended on December 31,	Year ended on December 31,
	2021	2020

Audit Fees	$470,000	$281,830

Tax Fees	$-	$11,966

All Other Fees	$52,517	$-
Total Fees	$522,517	$293,796

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Reference is made to the Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements under Item 8 of Part II appearing on pages F-1 through F-56 hereto, which are incorporated herein by reference.

2. Financial Statement Schedules:

None.

3. Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report:

Number of Exhibits	Description
2.1	Agreement of Plan and Merger, dated as of November 7, 2019, by and among the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2019).

2.2	Amended and Restated Agreement and Plan of Merger, dated as of April 15, 2020, by and among the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

2.3	Agreement and Plan of Merger, dated as of May 10, 2022, by and among the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2022).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2022).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

4.2	Form of Series A Warrant Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

4.3	Form of Series B Warrant Agreement (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

4.4	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

4.5	Form of Placement Agent Warrant Agreement (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

4.6*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended.

Number of Exhibits	Description
10.1	Amended and Restated 2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A (File No. 001-35850) filed with the Securities and Exchange Commission on November 8, 2018) +

10.2	2014 Stock Incentive Plan (Incorporated by reference to Exhibit “C” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014) +

10.3	Amendment to 2014 Stock Incentive Plan (Incorporated by reference to Exhibit “A” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on November 8, 2018) +

10.4	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014.

10.5	Form of Primary Security Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020).

10.6	Form of Primary Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020).

10.7	Form of Securities Purchase Agreement, dated as of April 15, 2020, by and between the Company and the Purchasers listed therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

10.8	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).

10.9	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2020).

10.10	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020).

10.11	Form of Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020).

10.12	Form of Conversion Agreement (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2020).

10.13	2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2020).

10.14*	Amendment to 2020 Equity Incentive Plan.

Number of Exhibits	Description
10.15	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

10.16	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

10.17*	Employment Agreement by and between the Company and Darren Mercer, dated May 10, 2022.

10.18	Form of Loan Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2022).

21.1*	List of Subsidiaries.

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement.

Item 16. 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICT, INC.

Date: June 17, 2022	By:	/s/ Darren Mercer
	Name:	Darren Mercer
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren Mercer	Chief Executive Officer, Director	June 17, 2022
Darren Mercer	(Principal Executive Officer)

/s/ Kevin Chen	Chief Financial Officer	June 17, 2022
Kevin Chen	(Principal Financial Officer)

/s/ Robert Benton	Director	June 17, 2022
Robert Benton

/s/ Yehezkel (Chezy) Ofir	Director	June 17, 2022
Yehezkel (Chezy) Ofir

/s/ Sir David Trippier, R.D., J.P., D.L.	Director	June 17, 2022
Sir David Trippier, R.D., J.P., D.L.

/s/ John McMillan Scott	Director	June 17, 2022
John McMillan Scott

MICT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

The amounts are stated in U.S. dollars ($).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of MICT, Inc.

Delaware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MICT, Inc. (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relate.

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

We have served as the Company’s auditor since 2012. In 2021, we became the predecessor auditor.

Tel Aviv, Israel

March 31, 2021

/s/ Ziv Haft
Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MICT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MICT, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation related to business combinations

Description of Critical Audit Matter

As discussed in Note 1 to the consolidated financial statements, the Company consummated several business combinations during the year ended December 31, 2021, including Magpie Securities Limited, Guangxi Zhongtong Insurance Agency Co., Ltd, Beijing Yibao Technology Co., Ltd and All Weather Insurance Agency Co., Ltd.

We identified the audit of valuation related to those business combinations as a critical audit matter because of the significant estimates and assumptions management used. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained an understanding and evaluated the reasonableness of management’s process for developing the discounted cash flows. We evaluated the reasonableness of management's significant assumptions used in developing such discounted cash flows, such as future projections of revenue growth rates and profitability, and estimated working capital needs by testing the underlying data used by the management in its analyses to compare to historical and other industry data, as well as validating certain assertions with data internal to the management and from other sources.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

Long-Lived Assets and Goodwill Impairment Assessment

Description of Critical Audit Matter

As discussed in Note 2 to the consolidated financial statements, the Company assesses the recoverability of its long-lived assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the assets plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the assets. The Company measures a goodwill impairment using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety.

We identified the impairment assessment for long-lived assets and goodwill as a critical audit matter because of the significant estimates and assumptions management used. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained an understanding and evaluated the reasonableness of management’s process for developing the discounted cash flows. We evaluated the reasonableness of management's significant assumptions used in developing such discounted and undiscounted cash flows, such as future projections of revenue growth rates and profitability, and estimated working capital needs by testing the underlying data used by the management in its analyses to compare to historical and other industry data, as well as validating certain assertions with data internal to the management and from other sources.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Friedman LLP

We have served as the Company’s auditor since 2021.

New York, New York

June 17, 2022

MICT, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$94,930	$29,049
Trade accounts receivable, net	17,879	523
Related party	5,134	-
Inventories	-	2,002
Other current assets	9,554	1,756
Held for sales assets	-	350	*
Total current assets	127,497	33,680

Property and equipment, net	677	417	*
Intangible assets, net	21,442	17,159	*
Goodwill	19,788	22,405
Investment and loan to Magpie	-	3,038
Right of use assets	1,921	291
Long-term deposit and prepaid expenses	824	266
Deferred tax assets	1,764	-
Restricted cash escrow	2,417	477
Micronet Ltd. Equity method investment	1,481	-
Total long-term assets	50,314	44,053

Total assets	$177,811	$77,733

*	Reclassified – see note 2.

MICT, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value data)

	December 31, 2021	December 31, 2020
LIABILITIES AND EQUITY

Short-term loan	$1,657	$884
Trade accounts payable	14,416	838
Deposit held on behalf of clients	3,101	-
Related party	4	163
Lease liability	1,298	*107
Other current liabilities	4,914	*4,995
Total current liabilities	25,390	6,987

Long term escrow	-	477
Lease liability	691	164
Deferred tax liabilities	3,952	4,256
Accrued severance pay	56	153
Total long-term liabilities	4,699	5,050

Stockholders’ Equity:
Common stock; $0.001 par value, 250,000,000 shares authorized, 122,435,576 and 68,757,450 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	122	68
Additional paid in capital	220,786	102,195
Additional paid in capital - preferred stock	-	138
Capital reserve related to transaction with the minority shareholder	-	(174)
Accumulated other comprehensive loss	(414)	(196)
Accumulated deficit	(76,394)	(39,966)
MICT, Inc. stockholders’ equity	144,100	62,065

Non-controlling interests	3,622	3,631

Total equity	147,722	65,696

Total liabilities and equity	$177,811	$77,733

MICT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Loss Per Share data)

	Year ended December 31,
	2021	2020
Revenues	$55,676	$1,173
Cost of revenues	46,456	1,231
Gross profit (loss)	9,220	(58)
Operating expenses:
Research and development	889	484
Selling and marketing	6,814	(38)
General and administrative	36,488	14,228
Amortization of intangible assets	2,925	1,847
Total operating expenses	47,116	16,521
Loss from operations	(37,896)	(16,579)

Gain (loss) from equity investment	353	(786)
(Loss) gain of controlling equity investment held in Micronet	(1,934)	665
Loss from decrease in holding percentage in former VIE	(1,128)	-
Other income, net	1,261	200
Finance income (expense), net	395	(7,462)
Loss before provision for income taxes	(38,949)	(23,962)
Income tax benefit	(1,791)	(326)
Net loss	(37,158)	(23,636)
Net loss attributable to non-controlling stockholders	(730)	(644)
Net loss attributable to MICT	$(36,428)	$(22,992)
Loss per share attributable to MICT:
Basic and diluted loss per share	$(0.32)	$(0.83)
Weighted average common shares outstanding:
Basic and diluted	112,562,199	27,623,175

MICT, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands, except Share and Par Value data)

	Year ended December 31,
	2021	2020
Net loss	$(37,158)	$(23,636)
Other comprehensive loss, net of tax:
Currency translation adjustment	(218)	(196)

Total comprehensive loss	$(37,376)	$(23,832)

Comprehensive loss attributable to the non-controlling stockholders	$(926)	$(328)

Comprehensive loss attributable to MICT	$(36,450)	$(23,504)

MICT, Inc.

STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Numbers of Shares)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital Series B Convertible Preferred	Additional Paid-in Capital-Series A Convertible Preferred	Additional Paid-in Capital Common	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Stock	Stock	Stock	Deficit	Income (loss)	minority	Interest	Equity
Balance, December 31, 2019	-	-	2	2,386,363	11	11,089,532	-	6,028	14,107	(16,974)	70	0	0	3,244
Shares issued to service providers and employees	-	-	-		2	2,143,181	-	-	3,386	-	-	-	-	3,388
Exercising options for employees and consultants	-	-	-		1	1,198,000	-	-	2,365	--	-	-	-	2,366
Stock based compensation	-	-	-		-	-	-	-	186	-	-	-	-	186
Comprehensive loss	-	-	-		-	-	-	-	-	(22,992)	-	-	(644)	(23,636)
Entering the control of a subsidiary	-	-	-	-	-	-	-	-	-	-	(70)	-	2,172	2,102
Issuance of shares in Micronet subsidiary	-	-	-	-		-	-	-	-	-	-	(174)	1,787	1,613
Convertible note	-	-	-	-	14	13,636,364	-	-	22,400	-	-	-	-	22,414
Capital reserve from currency translation	-	-	-	-	-	-	-	-	-		(196)		316	120
GFH transaction					23	22,727,273			32,026	-	-	-	-	32,049
YA Exercising warrants					1	584,920			0	-	-	-	-	1
Hardon Exercising warrants	-	-	-	-	1	1,596,362	-		1,611	-	-	-	-	1,612
Issuance of shares, net- Series A Convertible Preferred Stock	-	-	1	795,455	-	-	-	409	-	-	-	-	-	410
Issuance of shares, net- Series B+A Convertible Preferred Stock	(2)	(1,818,182)	(3)	(3,181,818)	8	8,181,818	(1,914)	(6,299)	8,209	-	-	-	-	(1)
Issuance 25M,net					7	7,600,000			17,905	-	-	-	-	17,912
Issuance of shares, net- Series B Convertible Preferred Stock	2	1,818,182	-	-	-	-	1,914	-	-	-	-	-	-	1,916
Balance, December 31, 2020	-	-	-	-	68	68,757,450	-	138	102,195	(39,966)	(196)	(174)	3,631	65,696

	Common Stock		(A) Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the Minority	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Loss	stockholders	Interest	Equity
Balance, December 31, 2020	68	68,757,450	102,333	(39,966)	(196)	(174)	3,631	65,696
Shares issued to service providers and employees	7	7,010,020	9,869	-	-	-	-	9,876
Stock based compensation	-	-	711	-	-	-	-	711
Exercising options for employees and consultants		60,000	80	-	-	-	-	80
Net loss	-	-	-	(36,428)	-	-	(730)	(37,158)
Other Comprehensive loss	-	-	-	-	(218)	174	(197)	(241)
Loss of control of subsidiary	-	-	-	-	-	-	(2,989)	(2,989)
Minority interest- Zhongtong Insurance							3,232	3,232
Initially consolidated entity							675	675
Issuance of shares upon November 2020 Securities Purchase Agreement	3	2,400,000	2,673	-	-	-	-	2,676
Issuance of shares upon February 2021 Purchase Agreement	23	22,471,904	53,977	-	-	-	-	54,000
Issuance of shares upon March 2021 Securities Purchase Agreement	19	19,285,715	48,671	-	-	-	-	48,690
Exercising warrants	2	2,450,487	2,472	-	-	-	-	2,474
Balance, December 31, 2021	122	122,435,576	220,786	(76,394)	(414)	-	3,622	147,722

(A)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

MICT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Par Value data)

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,158)	$(23,636)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on previously held equity in Micronet	1,934	(665)
Loss from decrease in holding percentage in former VIE	1,128	—
(Gain) loss from equity investment	(353)	786
Impairment of equity method investment in Micronet	—	(187)
Impairment of loan to Micronet	—	(76)
Provision for doubtful accounts	2,574	5
Depreciation and amortization	3,088	1,780
Capital loss	—	105
Shares issued to service providers and employees	9,876	—
Stock-based compensation for employees and consultants	711	4,479
Loss from disposal of property and equipment	21	—
Changes in operating assets and liabilities:
Other non-current assets	-	(111)
Change in deferred taxes, net	(2,539)	(541)
Change in Long-term deposit and prepaid expenses	(542)	—
Change in Right of use assets	486	—
Change in lease liabilities	(479)	—
Due to related party	(163)	—
Increase in trade accounts receivable, net	(19,579)	(204)
Increase in inventories	—	(5)
Increase (decrease) in accrued severance pay, net	—	8
Increase in other current assets	(4,878)	(1,686)
Increase (decrease) in trade accounts payable	13,846	(364)
Increase in deposit held on behalf of clients	3,101	—
Finance cost related to the convertible notes conversion	—	8,877
Increase (decrease) in other current liabilities	(4,099)	3,135
Net cash used in operating activities	$(33,025)	$(8,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets, net	(520)	—
Net cash acquired through business combination - Magpie (Appendix B)	1,834	—
Payment on business acquired - Beijing Fucheng (Appendix A)	(4,891)	—
Net cash acquired on an variable interest entity acquired - Guangxi Zhongtong (Appendix F)	460	—
Loan to related party	(4,265)	—
Net cash acquired on an variable interest entity acquired – All Weather (Appendix E)	1,560	—
Purchase of property and equipment	(689)	(32)
Cash received from disposal of property and equipment	124	—
Additional investment in Micronet Ltd.	—	(515)
Loan to Related party Micronet Ltd.	—	(125)
Loan received by related party	—	163
Cash acquired through consolidation of Micronet (Appendix D)	—	268
Investment and loan to Magpie	—	(3,038)
Deconsolidation of Micronet (Appendix C)	(2,466)	—
Net cash used in investing activities	$(8,853)	$(3,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of shares by a subsidiary	—	1,614
Receipt of short- term loans from banks and others	1,657	124
Loan repayment by affiliate company	220	—
Repayment of bank loans	(195)	(496)
Repayment on account of redemption	—	(15,900)
Payments on account of shares	—	15,900
Payment received by convertible notes purchasers	—	14,796
Proceeds from issuance of shares and warrants	105,366	17,004
Proceeds from exercise of warrants	2,474	1,612
Proceeds from exercise of options	80	2,367
Issuance of convertible preferred shares net	—	409
Net cash provided by financing activities	$109,602	$37,430

TRANSLATION ADJUSTMENT OF CASH AND RESTRICTED CASH	97	(1)

NET CAHANGE IN CASH AND RESTRICTED CASH	67,821	25,850

Cash and restricted cash at the beginning of the year	29,526	3,676

Cash and restricted cash at end of the year	$97,347	$29,526

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$44	$41
Taxes	$146	$26

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Year ended December 31,
	2021	2020
Cash at end of the year	$94,930	$29,049
Restricted cash at end of the year	2,417	477
Cash and restricted cash at end of the year	$97,347	$29,526

Appendix A: Beijing Fucheng

February 10, 2021
Net working capital	$106
Property and equipment	26
Current liabilities	(55)
Intangible assets	4,814
Cash	$4,891

Appendix B: Magpie Securities Limited

February 26, 2021
Net working capital	$206
Investment and loan to Magpie	(2,947)
Property and equipment	24
Current liabilities	(19)
Intangible assets	902
Cash	$(1,834)

Appendix C: Deconsolidation of Micronet Ltd.

May 9, 2021
Working capital other than cash	$(3,849)
Finance lease	33
Accrued severance pay, net	96
Translation reserve	134
Micronet Ltd.investment in fair value	1,128
Non-controlling interests	2,990
Net loss from loss of control	1,934
Cash	$2,466

Appendix D :Acquisition of  Micronet Ltd., net of cash acquired:

June 23, 2020
Net working capital (borrowing excluded)	$(351)
Property and equipment	661
Intangible assets	2,475
Goodwill	2,618
Right of use assets	310
Other assets	26
Borrowings	(1,676)
Micronet Ltd. investment in fair value	(1,573)
Non-current liabilities	(558)
Accumulated other comprehensive income	(28)
Minority interest	(2,172)
Net cash provided by acquisition	$(268)

Appendix E: All Weather Insurance Agency

July 1, 2021
Net working capital	$(1,665)
Property and equipment	153
Right of use assets	208
Lease liabilities	(258)
Intangible assets	903
Deferred Tax liability	(226)
Minority interest	(675)
Cash	$(1,560)

Appendix F: Guangxi Zhongtong Insurance Agency Co., Ltd:

October 21, 2021
Net working capital	$152
Property and equipment	13
Intangible assets	2,174
Goodwill	(153)
Deferred Tax liability	(544)
Minority interest	(3,230)
Loss on equity interest	1,128
Net cash provided by acquisition	$(460)

The accompanying notes are an integral part of the consolidated financial statements

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 1 — DESCRIPTION OF BUSINESS

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

On December 11, 2019, Bokefa Petroleum and Gas Co., Ltd (“Bokefa Petroleum” ) was incorporated in Hong Kong as a holding company, and is the wholly-owned subsidiary of BI Intermediate. On October 22, 2020 and March 8, 2021, Bokefa Petroleum established two additional holding companies, Shanghai Zheng Zhong Energy Technologies Co., Ltd (“Shanghai Zheng Zhong”) and Tianjin Bokefa Technology Co., Ltd. (“Bokefa”).

On June 10, 2020, MICT Telematics purchased 5,999,996 ordinary shares of Micronet Ltd. (“Micronet”) for aggregate proceeds of New Israeli Shekel (“NIS”) 1,800 (or $515) through tender offer issued by MICT Telematics. As a result, increased our ownership interest in Micronet to 45.53% of Micronet’s issued and outstanding ordinary shares.

Subsequently, on June 23, 2020 we purchased, through a public offering consummated by Micronet on the Tel Aviv Stock Exchange (the “TASE”), 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100 (or $887). As a result, we increased our ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares. MICT applied purchase accounting and began to consolidate Micronet’s operating results into our financial statements once the offering was consummated. MICT recognized a $665 gain on previously held equity in Micronet.

On October 11, 2020, Micronet consummated a public equity offering on the TASE, in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961 (or $1,417). Following Micronet’s offering, including the purchase of Micronet shares, the exercise of our stock options and the additional purchase of 115,851 Micronet shares from an individual seller, our ownership interest in Micronet was diluted from 53.39% to 50.31% of Micronet’s outstanding share capital. On May 9, 2021, following the exercise of options by minority stockholders, the Company’s ownership interest was further diluted to 49.88% and, as a result we no longer consolidate Micronet’s operating results in our financial statements. As of May 9, 2021, the Company accounted for the investment in Micronet using the equity method of accounting.

Prior to July 1, 2020, MICT operated primarily through its Israel-based majority-owned subsidiary, Micronet. Since July 1, 2020, after MICT completed its acquisition of GFHI pursuant to that certain agreement and plan of merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement” or “Merger”). MICT is a holding company conducting financial technology business through its subsidiaries and entities controlled through various VIEs arrangements  with a marketplace in China, as well as other areas of the world, and is currently in the process of building various platforms for business opportunities in different verticals and technology segments in order to capitalize on such technology and business. GFHI plans to increase its capabilities and its technological platforms through acquisition and licensing technologies to support its growth efforts in the different market segments. After the merger, MICT includes the business of Intermediate, its wholly-owned subsidiary, operating through its operating subsidiaries, as described herein.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

On October 2, 2020, BI Intermediate entered into a strategic agreement (the “Strategic Agreement”) to acquire the entire share capital of Magpie Securities Limited (“Magpie”), a Hong Kong based securities and investments firm for a total purchase price of approximately $3,000 (the “Purchase Price”). Magpie is licensed to trade securities on leading exchanges in Hong Kong, the U.S. and China, including China A-Shares, all of which are the primary target markets for Company’s global fintech business. The Strategic Agreement provided that the acquisition would be consummated in two phases, an initial purchase whereby 9% of the share capital of Magpie was acquired and thereafter, the remaining 91% of Magpie would be purchased by BI Intermediate upon, and subject to, the approval of the Hong Kong Securities and Futures Commission (the “SFC”), the principal regulator of Hong Kong’s securities and futures markets. On November 11, 2020, BI Intermediate closed on its acquisition of the first 9% and paid 9% of the Purchase Price. Additionally, pursuant to the Strategic Agreement upon the initial closing, BI Intermediate loaned Magpie an amount equivalent to the remaining 91% of the Purchase Price. Upon closing on the remaining 91%, which remained subject to SFC approval, the loan will be cancelled, and BI Intermediate will acquire the remaining 91% of Magpie. The loan was secured against the pledge of 91% of the share capital of Magpie purchased at such time by BI Intermediate. The obligations of Magpie have been guaranteed by its majority shareholder. On February 26, 2021 we finalized the acquisition of Magpie. The acquisition was consummated following the receipt of approval from the SFC effecting the change in the majority shareholder of Magpie. In consideration for the entire share capital of Magpie, we paid a total Purchase Price of $2,947 (reflecting the net asset value of Magpie estimated at $2,034 recorded as a working capital, and a premium $902 that was recorded as a license in the intangible assets). The Company, through and together with the Company’s wholly owned subsidiaries, Beijing Magpie Securities Consulting Services Co., Ltd (“Beijing Magpie”) and Shenzhen Magpie Information Consulting Technology Co., Ltd (“Shenzhen Magpie”), are in the process of integrating its mobile app platform with Magpie’s licensed trading assets.

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

On January 1, 2021, we entered into a transaction through our wholly-owned subsidiary, Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we loaned the Guangxi Zhongtong shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40,000 (approximately $6,125) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of December 31, 2021, only RMB 8,010 (approximately $1,243) was drawn down from the GZ Frame Work Loan for working capital and approximately $919 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

This transaction was structured pursuant to a Variable Interest Entity (“VIE”) Structure (in which we do not hold the shares). As such, and given our direct ownership in Bokefa and its contractual arrangements with Guangxi Zhongtong, we are regarded as Guangxi Zhongtong’s controlling entity and primary beneficiary of Guangxi Zhongtong business. We have, therefore, consolidated the financial position and operating results of Guangxi Zhongtong into our consolidated financial statements, using the fair value of the assets and liabilities of Guangxi Zhongtong in accordance with U.S. GAAP. Beijing Fucheng Lianbao Technology Co., Ltd (“Beijing Fucheng”) is an entity incorporated on December 29, 2020, in which Bokefa owns 24% equity interest with the remaining 76% controlled by Bokefa through VIE agreements. On February 10, 2021, Beijing Fucheng acquired all of the shares of Beijing Yibao Technology Co., Ltd., (“Beijing Yibao”) which holds 100% of the equity interest in Beijing Fucheng Insurance Brokerage Co., Ltd. (“Fucheng Insurance”). Fucheng Insurance is a Chinese insurance brokerage agency and a nation-wide licensed entity which offers insurance brokerage services for a broad range of insurance products. Fucheng Insurance, through their nationwide license, will give us the flexibility to offer and create tailor-made insurance products, leverage customers directly or through distribution partners and procure better deals with both our existing and new insurance company partners. Fucheng Insurance further enables us to accelerate the onboarding of new agents onto our platforms all throughout China. It also creates the opportunity to promote our business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. When Fucheng Insurance initiates its nationwide rollout of its mobile application, it will facilitate access to those portals’ large customer bases which will also offer MICT’S full suite of insurance products. Beijing Fucheng shares were acquired for approximately $5,700, and funded through MICT. For further information please refer to Note 13.

On June 16, 2021, Micronet announced that it completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate of 18,400 securities units (the “Units”) at a price of NIS 14.6 per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of NIS 26,864 (approximately $8,290) in the offering. The Company did not participate in the offering, and, as a result, the Company owned 36.8% of the outstanding ordinary shares of Micronet and 26.56% on a fully diluted basis as of December 31, 2021.

On July 1, 2021, Bokefa entered into a transaction with the shareholders of All Weather Insurance Agency Co., Ltd (“All Weather”), a local Chinese entity with business and operations in the field of broker insurance (the “Transaction”). Pursuant to the Transaction, Bokefa agreed to provide the All Weather shareholders with a frame work loan (the “AW Frame Work Loan”) for a total amount of up to RMB 30,000 (approximately $4,700) (the “AW Frame Work Loan Amount”) which, if utilized, will be used for working capital purposes of All Weather. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders pledged their shares for the benefit of Bokefa in order to secure the amount for the AW Frame Work Loan Amount (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement (which include an exercise price not less than the maximum AW Frame Work Loan Amount and the right to convert the AW Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather and (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount. The Transaction was structured as a VIE structure (pursuant to which we do not technically hold the shares) and as a result of our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and the primary beneficiary of All Weather’s business. On October 27, 2021, the entire AW Frame Work Loan Amount was utilized by the All Weather shareholders and the AW Frame Work Loan Amount was transferred to All Weather for purposes of working capital. In addition, as of December 31, 2021, the Company granted All Weather shareholders an additional loan in the sum of approximately $776 to be provided in advance to a transaction between the parties pursuant to which the VIE structure described above shall be replaced by an equity structure for purchase by MICT of such equity interests in All Weather on such commercial and other terms to  be agreed by the parties.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

All Weather Appraisal Co., Ltd. (All Weather Appraisal) is a subsidiary of All Weather Insurance Agency Co., Ltd, which holds 99.6% equity in All Weather Appraisal. All Weather Appraisal is a nationwide company and is approved by the China Banking and Insurance Regulatory Commission, specializing in the appraisal, evaluation, inspection and damage assessment of subjects of Insurance.

On August 23, 2021, Beijing Yibao Technology Co., Ltd, Guangxi Zhongtong Insurance Agency Co., Ltd, and two shareholders of Guangxi Zhongtong entered into a capital increase agreement pursuant to which Beijing Yibao will invest approximately RMB30,000 ($4,700) into Guangxi Zhongtong. On October 21, 2021, Beijing Yibao transferred the funds separately and the transaction closed. As a result of the transaction, Beijing Yibao now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the closing, the previous agreements consummated on January 1, 2021 per the GZ Frame Work Loan became null and void, and the loan should be repaid by the shareholders before December 31, 2022.

From January through September 2021, Shenzhen Bokefa Technology Co., Ltd (“Shenzhen Bokefa”) and Tianjin Dibao Technology Co., Ltd (“Tianjin Dibao”) were established under BI Intermediate as holding companies to further develop the Company’s insurance business in China. As of December 31, 2021, no substantial operations conducted in those two entities.

Our current business, following the completion of the acquisition of GFHI, is primarily comprised and focused on the growth and development of the GFHI financial technology offerings and the marketplace in China. We are in the process of building various platforms for business opportunities in different verticals and technology segments in order to capitalize on such technology and business.

As a result of our acquisition of GFHI and the subsequent work we have undertaken with the management of GFHI, we are positioned to establish ourselves, through our operating subsidiaries and VIEs, to serve the markets as a financial technology company with a significant Chinese marketplace. We plan to expand on a global level as we continue to scale our business. GFHI has built various platforms to capitalize on business opportunities in a range of verticals and technology segments, which currently include stock trading and wealth management, commodities in segments of oil and gas trading and insurance brokerage. We are seeking to secure material contracts in all of these market segments in China while also developing opportunities in order to allow GFHI access to these markets. We will continue to increase the capabilities of our platforms through acquisition and/or licensing different technologies to support our efforts. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of December 31, 2021:

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

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Guangxi Zhongtong. The term of the loan shall start from the date when the loan is actually paid, until the date on which the loan is repaid in full. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Guangxi Zhongtong’s operating expenses and should be exclusively repaid by transferring shares of Guangxi Zhongtong to Bokefa when PRC Law permits.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Equity Pledge Agreement

The agreement will be terminated upon such date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholders pledged all their equity interest in Guangxi Zhongtong to Bokefa as security for the obligations in the other agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

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

On August 23, 2021, Beijing Yibao Technology Co., Ltd, Guangxi Zhongtong Insurance Agency Co., Ltd, and two shareholders of Guangxi Zhongtong entered into a capital increase agreement pursuant to which Beijing Yibao will invest approximately RMB30,000 ($4,700) into Guangxi Zhongtong. On October 21, 2021, Beijing Yibao transferred the funds separately and the transaction closed. As a result of the transaction, Beijing Yibao now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the closing, the previous agreements consummated on January 1, 2021 per the GZ Frame Work Loan became null and void, and the loan should be repaid by the shareholders before December 31, 2022.

VIE agreements with Beijing Fucheng:

On December 31, 2020, as amended on August 25, 2021, Bokefa, Beijing Fucheng Lianbao Technology Co., Ltd. (“Beijing Fucheng”), and the shareholders of Beijing Fucheng entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Fucheng,. Therefore, Beijing Fucheng is deemed a VIE of Bokefa. Beijing Fucheng was incorporated on December 29, 2020 and had no assets or liabilities as of December 31, 2020.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Beijing Fucheng. The term of the loan under this agreement shall start from the date when the loan is actually paid and shall continue until the shareholders repay all the loan in accordance with this agreement. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Beijing Fucheng’s operating expenses, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits.

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

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the shareholders pledged all their equity interest in Beijing Fucheng to Bokefa as security for their obligations under the agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Bokefa agrees to provide exclusive technical consulting and support services to Beijing Fucheng and Beijing Fucheng agrees to pay service fees to Bokefa.

Entrustment and Power of Attorney Agreement

The shareholders of Beijing Fucheng agreed to entrust all the rights to exercise their voting power and any other rights as shareholders of Beijing Fucheng to Bokefa. The shareholders of Beijing Fucheng have each executed an irrevocable power of attorney to appoint Bokefa as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until deregistration of Beijing Fucheng.

VIE agreements with All Weather:

On July 1, 2021, Bokefa, All Weather, and nominee shareholders of All Weather entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of All Weather. All Weather is deemed a VIE of Bokefa.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the shareholders of All Weather. The term of the loan is one year and shall start from the date when the loan is actually paid. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely by All Weather for operating expenses, and should be exclusively repaid by transferring shares of All Weather to Bokefa when PRC Law permits.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

The assets and liabilities of the Company’s VIEs (All Weather and Beijing Fucheng) included in the Company’s consolidated financial statements as of December 31, 2021 are as follows:

December 31, 2021
USD in thousands

Current assets:
Cash	$1,260
Trade accounts receivable, net	2,462
Other current assets	4,550
Total current assets	8,272

Property and equipment, net	208
Intangible assets	5,718
Long-term prepaid expenses	48
Right of use assets	530
Restricted cash	1,632
Deferred tax assets	369
Total long-term assets	8,505

Total assets	$16,777

Current liabilities:
Short term loan from others	$1,155
Trade accounts payable	697
Lease liability	4,583
Other current liabilities	2,401
Total current liabilities	8,836

Long-term liabilities:
Lease liability	106
Deferred tax liability	224
Total long-term liabilities	330

Total liabilities	$9,166

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Net revenues, loss from operations and net loss of the VIEs that were included in the Company’s consolidated financial statements for the year ended December 31, 2021 are as follows:

For the year Ended
December 31,
2021
USD in thousands

Net revenues	$19,683
Loss from operations	$(1,883)
Net loss	$(526)

Liquidity

The Company has been incurring losses in 2020 and 2021. Accumulated deficit from operations were US$37,896  and US$16,579 as of December 31, 2021 and 2020, respectively. The net cash used in operating activities was US$8,300 and US$33,025 for the years ended December 31, 2020 and 2021, respectively.

The Company’s liquidity is based on its ability to generate cash from operating activities, obtain capital financing from equity interest investors and borrow funds on favorable economic terms to fund its general operations and capital expansion needs. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. As of December 31, 2020 and 2021, the Company’s balance of cash and cash equivalents was  $29,049  and  $94,930.

Based on cash flow projections from operating and financing activities and existing balance of cash and cash equivalents, management believes that there is no substantial doubt as to whether existing cash will be sufficient to fund its operations within one year from the date the consolidated financial statements are issued.

The Company plans to continue to fund its losses from operations through cash, as well as through future equity offerings, debt financings, other third-party funding, and new business developments to generate profitable operations. Therefore, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, there can be no assurance that additional funds will be available when needed from any source or, if available, on terms that are acceptable to the Company.

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

Principle of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries and variable interest entities. All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

Assets and liabilities are translated at the noon buying rate in the City of New York for cable transfers of RMB, NIS and HKD as certified for customs purposes by the Federal Reserve Bank of New York at the end of the period. The statement of operations accounts is translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

As of December 31, 2021 and 2020, substantially all of the Company’s subsidiaries operating activities and major assets and liabilities, are denominated in foreign currency. All foreign exchange transactions take place through either the authorized financial institutions at exchange rates quoted by People’s Bank of China (“PBOC”) or by Bank of Israel. The value of foreign currency is subject to change in central government policies and international economic and political developments affecting supply. When there is a significant change in value of foreign currency, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

RMB was changed from 6.3726 RMB into US$1.00 at December 31, 2021 to 6.525 RMB into US$1.00 at December 31, 2020, and the average rate for the twelve month ended December 31, 2021 were 6.4508 RMB.

ILS was changed from 3.11 ILS into US$1.00 at December 31, 2021 to 3.215 ILS into US$1.00 at December 31, 2020, and the average rate for the twelve month ended December 31, 2021 were 3.229 ILS.

HKD was changed from 7.7996 HKD into US$1.00 at December 31, 2021 to 7.754 HKD into US$1.00 at December 31, 2020, and the average rate for the twelve month ended December 31, 2021 were 7.773 HKD.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the useful lives of plant and equipment and intangible assets, impairment of long-lived assets, goodwill, intangible assets, allowance for doubtful accounts, revenue recognition, allowance for deferred tax assets and uncertain tax position. Actual results could differ from these estimates.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions and have original maturities of less than three months.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Accounts are considered overdue after thirty (30) days from payment due date. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2021 and December 31, 2020, allowance for doubtful accounts amounted to $2,606 and approximately $5, respectively.

Restricted Cash

The Company as an insurance broker is required to reserve 10% of its registered capital in cash held in an escrow bank account pursuant to the China Insurance Regulatory Commission (“CIRC”) rules and regulations. As of December 31, 2021 and 2020, restricted cash amounted to $2,417 and $0 respectively.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Inventories

Inventories of raw materials are stated at the lower of cost (first-in, first-out basis) or realizable value. Cost of work in process is comprised of direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated by the straight-line method over their estimated useful lives. Annual rates of depreciation are as follows:

Category	Useful Life
Machinery and equipment	3-7 years
Furniture and fixtures	3-14 years
Transportation equipment	4-7 years
Leasehold improvements	Over the shorter of lease term or life of the assets
Computer equipment	3 years

Stock Based Compensation

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Research and Development Costs

Research and development costs are charged to statements of operations as incurred net of grants from the Israel Innovation Authority (formerly known as the Israel Office of the Chief Scientist of the Ministry of Economy), or IIA, and also from our Hong Kong (“HK”) online stock trading platform segment.

Earnings (Loss) per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common shares equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.

Segment reporting

ASC Topic 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments. Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company’s management team.

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

The Company recognized no impairment of ROU assets as of December 31, 2021 and December 31, 2020.

The operating lease is included in right-of-use assets and lease liability on the consolidated balance sheets.

Investments

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

As of December 31, 2021, the Company owned 36.80% of shares in Micronet which was accounted for under equity method.

As of December 31, 2021, the Company owned 24% of the shares in Beijing Fucheng and controlled the remaining 76% through contractual arrangements as discussed in Note 1. Beijing Fucheng was therefore 100% consolidated in the consolidated financial statements.

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

Intangible assets

The Company’s intangible assets with definite useful lives primarily consist of licensed software, capitalized development costs, platform system, and land-use rights. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company did not record any impairment of intangible assets as of December 31, 2021 and December 31, 2020.

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Useful Life
License & software	indefinite useful life and some of them for 10 years
Technology know-how	6 years
Trade name/ trademarks	indefinite useful life and some of them for 5 years
Customer relationship	5-10 years

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. We test goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company did not record any impairment of goodwill as of December 31, 2021 and December 31, 2020.

Revenue Recognition

We recognize our revenue under ASC 606. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. It also requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

The Company’s revenues from the insurance division are generated from: a) providing customers with marketing promotion and information drainage services, which is to charge information service fees according to the customer traffic information provided to customers with business needs; b) to providing insurance brokerage services or insurance agency services on behalf of insurance carriers. With respect to the information drainage services and insurance brokerage services applicable to revenue recognition U.S. GAAP requirements, the company implements a revenue recognition policy pursuant to which it recognizes its revenues at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products are transferred to its customers. Our performance obligation to the insurance carrier is satisfied and commission revenue is recognized at the point in time when an insurance policy becomes effective. The Company provides customers with information drainage services and settles service charges with customers on the monthly basis. Performance obligation is satisfied at point in time when the requested information is delivered to the customer.

The Company’s revenues from the online stock trading platform are generated from stock trading commission income. Magpie provides trade execution to its customers. Commission revenue is recognized when transfer of control occurs. Trade execution performance obligation generally occurs on the trade date because that is when the underlying financial instrument (for a purchase) or purchaser (for a sale) is identified and the pricing is agreed upon.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Impairment of Long-Lived Assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives. The Company evaluates property and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of December 31, 2021, and 2020, no indicators of impairment have been identified.

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

Financial instruments that have the potential to expose the Company to credit risks are mainly cash and cash equivalents, bank deposit accounts.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Statutory reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss.

Segment reporting

FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources, and assessing performance. The Company’s CODM has been identified as the CEO, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company.

Based on management’s assessment, the Company determined that it has two operating segments and therefore two reportable segments as defined by ASC 280, which are central processing algorithm services and intelligent chips and services

Recently issued accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The Company does not expect the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Non-refundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The Company is currently evaluating the impact of this new standard on the Company’s consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

In October 2021, the FASB issued ASU 2021-08, “Business Combinations”. The amendments in this Update address how to determine whether a contract liability is recognized by the acquirer in a business combination and resolve the inconsistency of measuring revenue contracts with customers acquired in a business combination by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this Update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combination-Overalls. For public business entities, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, consolidated statements of operations, comprehensive loss and cash flows.

Note 3 — Stockholders’ Equity

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

2020 plan. The 2020 Incentive Plan provides for the issuance of up to 20,000,000 shares of our common stock plus a number of additional shares issued upon the expiration or cancellation of awards under our 2014 Incentive Plan, which was terminated when the 2020 Incentive Plan was approved by our stockholders. Generally, shares of common stock reserved for awards under the 2020 Incentive Plan that lapse or are canceled (other than by exercise) will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes are not available again for future awards. In addition, Shares repurchased by the Company with the proceeds of the option exercise price may not be reissued under the 2020 Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2021:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2021	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2021	Exercise Price
	Years		$
38,000	0.25	38,000	4.30
50,000	0.25	40,000	1.32
30,000	0.25	30,000	1.4776
825,000	0.25	825,000	1.41
370,000	9.5	185,000	1.81
245,000	9.5	-	2.49
1,558,000		1,118,000

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

B.	Stock Option Plan - (continued):

	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$
Options outstanding at the beginning of year:	1,158,000	2.24	1,167,000	2.34
Changes during the year:
Granted	740,000	1.97	1,300,000	1.32
Exercised	(60,000)	1.35	(1,198,000)	1.97
Forfeited	(280,000)	1.41	(111,000)	2.81

Options outstanding at end of year	1,558,000	1.74	1,158,000	2.24
Options exercisable at year-end	1,118,000	1.57	1,138,000	2.36

The Company has warrants outstanding as follows:

	Warrants Outstanding	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2020	12,994,545	$2.31	4
Granted	54,863,876	$2.81	4.5
Forfeited	(2,544,055)	$1.01	-
Exercised	(2,450,487)	$1.01	-
Balance, December 31, 2021	62,863,879	$2.854	4.5

Subject to, and upon closing of the Acquisition Agreement, the securities issued upon the exercise or conversion of outstanding options will be in accordance with the terms on which they were granted initially.

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2020 -45.24% 2021-87.2%-100.4%; risk-free interest rate: 2020 – 0.39% 2021-0.99%-1.64%; and expected life: 2020- 0.68 years 2021-6.5-10 years.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

During 2020 the Company issued 1,943,182, shares of its common stock to its directors, employees and consultants and as a result recorded aggregate expenses of $2,750 in connection with such issuance

During 2020 the Company issued 200,000, shares of its common stock to Maxim Group LLC, or Maxim as part of a settlement agreement executed between the parties and as a result of such issuance recorded aggregate expenses of $635.

During 2020 the Company issued an aggregate of 1,198,000 shares of our common stock pursuant to the exercise of certain stock options previously issued to its employees, directors and consultants. As a result of such issuance of common stock, the Company recorded an aggregate expenses of $2,365.

During 2020 the Company issued an aggregate of 2,181,282 shares of its common stock pursuant to the exercise of certain warrants previously issued to various shareholders. As a result of such issuance of such common stock, the Company recorded aggregate expenses of $1,611.

Pursuant to the April 21, 2020, and the July 8, 2020 Agreements entered by MICT with various purchasers for the sale of certain convertible notes as described in the Description of Business above, MICT sold convertible notes with an aggregate total principal amount of approximately $15,000 under such terms as described hereinabove. Based on the terms included in the convertible notes, following receipt of the Company’s stockholders in September 2020, the Convertible Notes were converted into 13,636,363 shares of common stock of the Company at a conversion price of $1.10 per share as set above.

On July 1, 2020, MICT completed its acquisition (the “Acquisition”) of GFH Intermediate Holdings Ltd., pursuant to the previously announced Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd., a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement”). As of the date hereof pursuant to the Acquisition the Company issued to GFH 22,727,272 shares of common stock reflecting a price of $1.10 per each MICT share.

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

On November 2, 2020 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the purpose of raising $25,000 in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold, in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share and one warrant to purchase 0.8 of one share of Common Stock at a purchase price of $2.50 per Unit. The warrants are exercisable nine months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the warrants become exercisable. The closing of the sale of Units pursuant to the. Purchase Agreement occurred on November 4, 2020. By December 31, 2020, the Company had received a total of $22,325 in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The remaining gross proceeds, in the additional aggregate amount of $2,675, were received by the Company on March 1, 2021 and in consideration for such proceeds, the Company issued the remaining 2,400,000 units.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

On February 11, 2021, the Company announced that it had entered into a securities purchase agreement (the “February Purchase Agreement”) with certain institutional investors for the sale of (i) 22,471,904 shares of common stock, (ii) 22,471,904 Series A warrants to purchase 22,471,904 shares of common stock and (iii) 11,235,952 Series B warrants to purchase 11,235,952 shares of common stock at a combined purchase price of $2.67 (the “February Offering”). The gross proceeds to the Company from the February Offering were expected to be approximately $60,000. The Series A warrants will be exercisable nine months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B warrants will be exercisable nine months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance. The Company received net proceeds of $54,000 on February 16, 2021 after deducting the placement agent’s fees and other expenses.

On March 2, 2021, the Company entered into a securities purchase agreement (the “March Purchase Agreement”) with certain investors for the purpose of raising approximately $54,000 in gross proceeds for the Company. Pursuant to the terms of the March Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 19,285,715 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $2.675 per share and in a concurrent private placement, warrants to purchase an aggregate of 19,285,715 shares of common stock, at a purchase price of $0.125 per warrant, for a combined purchase price per share and warrant of $2.80 which was priced at the market under Nasdaq rules. The warrants are immediately exercisable at an exercise price of $2.80 per share, subject to adjustment, and expire five years after the issuance date. The closing date for the transaction consummated under the March Purchase Agreement was on March 4, 2021. The Company received net proceeds of $48,690 on March 4, 2021, after deducting the placement agent’s fees and other expenses.

On May 17, 2021, the Company’s Board of Directors (the “Board”) unanimously approved a grant of fully vested 6,000,000 shares of common stock to Mr. Darren Mercer, the Company’s Chief Executive Officer. The issuance of the shares was pursuant to the Company’s long term incentive plan as previously approved by the stockholders and negotiated in connection with the Company’s acquisition of Global Fintech Holdings Limited. The Board unanimously agreed to issue the shares in recognition of Mr. Mercer’s direct contribution to achieving numerous key deliverables including: (i) the completion of several acquisitions, including those of Fucheng Insurance and Magpie; (ii) obtaining regulatory approval from the Hong Kong SFC regarding the acquisition of Magpie; (iii) the execution of several major commercial contracts and partnerships, including with a number of major insurance agents and one of China’s largest payment service providers; (iv) the execution of an exclusive partnership with the Shanghai Petroleum and Natural Gas Trading Center to which allows MICT to provide financial services to its customers; (v) the successful launch of the insurance business in December 2020 and the delivery of significant revenues and revenue growth in Q1 2021; and (vi) the completion of capital raises totaling in excess of $140,000 and broadening the Company’s institutional investor base.

On May 17, 2021, the Board unanimously approved a grant of fully vested 300,000 shares of common stock of the Company to Richard Abrahams, Magpie’s Chief Executive Officer.

Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our common stock, are currently authorized to be issued pursuant to option awards granted thereunder. On May 17, 2021, May 23, 2021 and June 28, 2021, the Company granted an aggregate of 125,000, 370,000 and 245,000 respectively, options under the 2012 Incentive Plan, with an exercise price of $1.41, $1.81 and $2.49, respectively, of which 310,000 options vested as of December 31, 2021. This resulted in a stock-based compensation expense of approximately $708 recorded for the year ended December 31, 2021, based on a fair value determined using a Black-Scholes model.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

On March 22, 2021, 20,000 shares of common stock were issued to an employee who exercised their options at an exercise price of $1.41.

In September 2021, the Board unanimously approved a grant of 87,000 fully vested shares of common stock of the Company to some of our employees.

On September 20, 2021, 40,000 shares of common stock were issued to an employee who exercised their options at an exercise price of $1.32.

On September 28, 2021, MICT granted 823,020 shares of common stock of the Company to China Strategic Investments Limited.

NOTE 4 — FAIR VALUE MEASUREMENTS

Items carried at fair value on an ongoing basis as of December 31, 2021 and 2020 are classified in the table below in one of the three categories described in Note 2.

	Fair value measurements
	December 31, 2020
(USD in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$29,049	-	-	$29,049
Total	$29,049	-	-	$29,049

	Fair value measurements
	December 31, 2021
(USD in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$94,930	-	-	$94,930
Total	$94,930	-	-	$94,930

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost or net realizable value, computed using the first-in, first-out method. Inventories consist of the following:

	December 31,
(USD in thousands)	2021	2020
Raw materials	$-	$1,639
Work in process and finished product	-	363
	$-	$2,002

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31, 2021 and 2020:

	December 31,
(USD in thousands)	2021	2020
Building	$-	$29
Computer equipment	309	90
Dies	-	358
Furniture and fixtures	122	33
Machinery and equipment	153	40
leasehold improvement	203	-
Transportation equipment	415	73
	1,202	623
Less accumulated depreciation and amortization	(525)	(206)
	$677	$417

Depreciation and amortization expenses totaled $163 and $122 for the years ended December 31, 2021 and 2020, respectively.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 7 — INTANGIBLE ASSETS, NET

Composition:

	Useful life	December 31,	December 31,
(USD in thousands)	years	2021	2020
Original amount:
Technology know-how	6	$11,490	$13,070
Trade name/ trademarks	Indefinite or 5 years	923	850
Customer relationship	5-10 years	4,802	4,910
License	Indefinite or 10 years	8,498	-
Software	10	172	-
		25,885	18,830
Accumulated amortization:
Technology know-how		(2,873)	(1,116)
trade name/ trademarks		(174)	(71)
Customer related intangible assets		(1,355)	(484)
License		(39)	-
Software		(2)	-
		(4,443)	(1,671)
Net		$21,442	$17,159

The estimated future amortization of the intangible assets (excluded of deferred tax assets) as of December 31, 2021 is as follows:

(USD in thousands)

2022	$3,159
2023	3,154
2024	3,154
2025 onward	4,896
Total	$14,363

NOTE 8 — SHORT-TERM LOANS FROM BANKS AND OTHERS:

Composition:

			Total Short-term loan
	Interest rate	Linkage	December 31,
(USD in thousands)%		basis	2021	2020
Due to banks	Prime plus 2.5% Prime plus 3.5%	NIS	$-	884

Due to others		RMB	$1,657	-
			$1,657	884

As of December 31, 2020, the Company had short-term bank loans of $884 comprised as follows: $884 loans of Micronet that bear interest of prime plus 2.5% through prime plus 3.5% paid either on a monthly or quarterly basis. All of Micronet’s loans were classified as short-term loans due to the fact that Micronet didn’t meet with covenants.

As of December 31, 2021, the Company had short-term loans from others of $1,657 comprised as follows: $1,155 loans of All Weather Insurance Agency bear interest of  0%,  of which $1,088 will be repaid on December 31, 2022 and $67 will be repaid on August 3, 2022. The $314 loans of Zhongtong Insurance that bear interest of 10% has been repaid subsequently on January 11, 2022, and the remaining loans of Zhongtong Insurance in amount of $188 loans that bear interest of 10% will be repaid before December 31, 2022.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (In Thousands, except Share and Par Value data)

NOTE 9 — EQUITY INVESTMENT IN MICRONET

Micronet’s net revenues and net loss are presented if the acquisition date had occurred at the beginning of the annual reporting period.

	Year ended	Year ended
	December 31,	December 31,
(USD in thousands)	2021	2020
Revenues	$60,007	$2,262

Net loss	$(36,175)	$(26,419)

Management engaged a third-party valuation firm to assist them with the valuation of the intangible assets that are detailed in the schedule below.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date on June 23, 2020:

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Loss of control of Micronet

As of March 31, 2021, the Company held 50.31% of Micronet’s issued and outstanding shares. On May 9, 2021, following the exercise of options by minority stockholders, the Company’s ownership interest was diluted to 49.88% and as a result the Company is no longer required to include Micronet’s operating results in its financial statements. From May 9, 2021, the Company accounted for the investment in Micronet in accordance with the equity method.

On June 16, 2021, Micronet announced that it had completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate number of 18,400 securities units (the “Units”) at a price of 14.6 NIS per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of 26,864 NIS (approximately $8,290) in the Offering. The Company did not participate in the Offering, and, as a result, the Company owned 36.80% of the outstanding ordinary shares of Micronet and 26.56% on a fully diluted basis as of December 31, 2021.

May 9, 2021
USD in thousands

Micronet’s fair value as of May 9, 2021	1,127
Net assets	(6,185)
Capital reserve from currency translation	134
Non-controlling interests	2,990
Net loss from loss of control	(1,934)

NOTE 10 — LOAN TO MICRONET

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

On January 1, 2020, the Convertible Loan was approved at a general meeting of the Micronet shareholders and as a result, the Convertible Loan and the transactions contemplated thereby became effective. The loan was repaid on January 4, 2022. As of December 31, 2021, this balance, including principal and interest, was presented as amount due from related party on the consolidated balance sheet.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 11 — GFH Intermediate Holdings Ltd Acquisition

On July 1, 2020, MICT completed its acquisition of GFHI pursuant to the previously announced agreement and plan of merger (the “Merger Agreement”) entered into on November 7, 2019 by and between MICT, Micronet, GFHI, Global Fintech Holding Ltd, a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT, as amended and restated on April 15, 2020. As described in the Merger Agreement, upon consummation of the acquisition, the outstanding share of GFHI were cancelled in exchange for a convertible promissory note in the principal amount of $25,000 issued to GFH by MICT. This note has been converted into 22,727,273 shares of common stock of MICT at a conversion price of $1.10 per share. As a result of the acquisition goodwill and intangible assets were created.

GFHI’s net revenues and net loss are presented as if the Company’s acquisition date had occurred at the beginning of the annual reporting period.

Year ended
December 31,
(USD in thousands)	2020
Revenues	$1,173

Net loss	$(22,992)

As of the date of this annual report, COVID-19 and the resulting government regulations enacted in China and elsewhere have not had a material adverse effect on GFHI financial reports; however, there can be no assurance that GFHI financial reports will not be affected in the future from COVID-19 or resulting government actions.

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

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 12 — BEIJING FUCHENG LIANBAO TECHNOLOGY CO., LTD TRANSACTION

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

NOTE 13 — Guangxi Zhongtong Insurance Agency Co., Ltd Acquisition

On January 1, 2021, we entered into a transaction through Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to Guangxi Zhongtong’s shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40,000 (approximately $6,125) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of December 31, 2021, only RMB 8,010 (approximately $1,243) was drawn down from the GZ Frame Work Loan for working capital and approximately $919 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

This transaction was structured pursuant to a Variable Interest Entity, Structure (in which we do not hold the shares). As such, and given our direct ownership in Bokefa and its contractual arrangements with Guangxi Zhongtong, we are regarded as Guangxi Zhongtong’s controlling entity and primary beneficiary of Guangxi Zhongtong business. We have, therefore, consolidated the financial position and operating results of Guangxi Zhongtong into our consolidated financial statements, using the fair value of the assets and liabilities of Guangxi Zhongtong in accordance with U.S. GAAP. Beijing Fucheng Lianbao Technology Co., Ltd is an entity incorporated on December 29, 2020, in which Bokefa owns 24% equity interest with the remaining 76% controlled by Bokefa through VIE agreements. On February 10, 2021, Beijing Fucheng acquired all of the shares of Beijing Yibao Technology Co., Ltd., which holds 100% of the equity interest in Beijing Fucheng Insurance Brokerage Co., Ltd. (“Fucheng Insurance”). Fucheng Insurance is a Chinese insurance brokerage agency and a nation-wide licensed entity which offers insurance brokerage services for a broad range of insurance products. Fucheng Insurance, through their nationwide license, will give us the flexibility to offer and create tailor-made insurance products, leverage customers directly or through distribution partners and procure better deals with both our existing and new insurance company partners. Fucheng Insurance further enables us to accelerate the onboarding of new agents onto our platforms all throughout China. It also creates the opportunity to promote our business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. When Fucheng Insurance initiates its nationwide rollout of its mobile application, it will facilitate access to those portals’ large customer bases which will also offer MICT’S full suite of insurance products. Beijing Fucheng shares were acquired for approximately $5,700, and funded through MICT.

On October 21, 2021, Yibao transferred such funds and the transaction closed. As a result of the transaction, Yibao now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the Closing, the previous agreements consummated on January 1, 2021 per the Frame Work Loan became null and void.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Guangxi Zhongtong Insurance agency co., Ltd, Purchase Price Allocation

(USD in thousands)

Total cash consideration (1)	$-
Total Purchase Consideration	$-

Less:

Debt-free net working capital	$613
Property and equipment	13
Intangible assets - Licenses	1,926
Intangible assets - customer relationship (1)	248
Deferred Tax liability (2)	(544)
Fair value of net assets acquired	$2,256

Noncontrolling interest	$(3,231)
Gain on equity interest	1,128
Equity investment	-
Change in investment	(2,103)

Goodwill value (3)	$(153)

(1)	The customer database value is based on the cost to recreate, as indicated by management.

(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 26%.

(3)	The goodwill is not deductible for tax purposes.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 14 - ALL WEATHER TRANSACTION

On July 1, 2021, we entered into a transaction through Bokefa, with the shareholders of All Weather, a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to All Weather’s shareholders through a frame work loan (the “AW Frame Work Loan”) the amount of up to RMB 30,000 (approximately $4,700) (“AW Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for All Weather. As of December 31, 2021, RMB 30,000 (approximately $4,700) was drawn down from the AW Frame Work Loan for working capital. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the AW Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the shareholders (“Option Agreement”) under such terms set forth therein (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount.

This transaction was structured pursuant to a Variable Interest Entity Structure (in which we do not hold the shares). As such, and given our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and primary beneficiary of All Weather’s business. We have, therefore, consolidated the financial position and operating results of All Weather into our consolidated financial statements, using the fair value of the assets and liabilities of All Weather in accordance with U.S. GAAP.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

All Weather, Purchase Price Allocation

(USD in thousands)

Total cash consideration (1)	$-
Total Purchase Consideration	$-

Less:

Debt-free net working capital	$(105)
Property and equipment	153
Right of use assets	208
Lease liabilities	(258)
Intangible assets - licencs (1)	849
Intangible assets - customer relationship (1)	54
Deferred Tax liability (2)	(226)
Fair value of net assets acquired	$675

Noncontrolling interest	$(675)
Change in investment	(675)

Goodwill value (3)	$-

(1)	The customer database value is based on the cost to recreate, as indicated by management.

(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 25%.

(3)	The goodwill is not deductible for tax purposes.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 15 — SEGMENTS

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. As a result of our acquisition of GFHI on July 1, 2020, we currently serve the marketplace, through our operating subsidiaries, as a financial technology company (Fintech Industry) targeting the Chinese marketplace as well as other areas of the world. We have built and/or, are in the process of building, various platforms to capitalize on business opportunities in a range of verticals and technology segments including stock trading and wealth management and insurance brokerage services. We will continue to increase the capabilities of our platforms through acquisition and/or the licensing of different technologies to support our efforts in the different market segments. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base. First, we have launched our insurance platform, operated by GFHI, for the Chinese market and have been generating revenues in GFHI. While the revenues were not material in 2020, these revenues are building and we expect these revenues to continue to grow as this business establishes itself in the market as a reputable service available to consumers Secondly, we are currently in the process of launching our securities trading software platform and accelerating the development and business around this segment. This is possible due to the recent completion of the acquisition of Magpie (formerly: Huapei) on February 26, 2021.

As a result of such acquisition, we have obtained the necessary licenses and permits to operate our online platform in the Hong Kong stock exchange.

As we begin development of our oil and gas trading platform, we are looking to partner with an established and reputable Chinese organization to build out our technology, which will support two major elements of China’s energy sector.

During the period between June 23, 2020, and May 9, 2021 we have held a controlling interest in Micronet, and we have presented our mobile resource management (“MRM”) business operated by Micronet as a segment. As of May 9, 2021, the Company’s ownership interest was diluted and, as a result, we no longer include Micronet’s operating results in our consolidated financial statements.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

The following table summarizes the financial performance of our operating segments:

	Year ended December 31, 2021
(USD in thousands)	Verticals and technology		Mobile resource management		Online stock trading	Consolidated

Revenues from external customers	$54,932		726		18	$55,676
Segment operating loss	(9,604)	(1)	(827)	(2)	(7,504)	(17,935)
Non allocated expenses						(19,961)
Finance expenses and other						(1,053)
Consolidated loss before provision for income taxes						$(38,949)

(1)	Includes $2,931 of intangible assets amortization, derived from GFHI acquisition.

(2)	Includes $103 of intangible assets amortization, derived from Micronet consolidation.

	Year ended December 31, 2020
(USD in thousands)	Verticals and technology		Mobile resource management		Consolidated
Revenues from external customers	$299		$874		$1,173
Segment operating loss	(2,695	)(1)	(1,433	)(2)	(4,128)
Non allocated expenses					(12,451)
Finance expenses and other					(7,383)
Consolidated loss before provision for income taxes					$(23,962)

(1)	Includes $1,466 of intangible assets amortization, derived from GFHI acquisition.

(2)	Includes $206 of intangible assets amortization, derived from Micronet.

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of December 31, 2021
(USD in thousands)	Verticals and technology		Mobile resource management	Online stock trading		Consolidated

Assets related to segments	$86,474	(1)	$-	60,581	(3)	$147,055
Non allocated Assets			-			30,756
Liabilities related to segments	(23,516	)(2)	-	(3,953)		(27,469)
Non allocated liabilities	-		-	-		(2,620)
Total Equity						$147,722

(1)	Includes $19,292 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(2)	Includes $3,728 of deferred tax liability, derived from GFHI acquisition.

(3)	Includes $1,222 of intangible assets.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

	As of December 31, 2020
(USD in thousands)	Verticals and technology	Mobile resource management	Online stock trading	Consolidated

Assets related to segments	$7,037	$7,017	-	$14,054
Non allocated Assets	-	-	-	63,679
Liabilities related to segments	(638)	(2,861)	-	(3,499)
Non allocated liabilities	-	-	-	(8,538)
Total Equity				$65,696

NOTE 16 — TRADE ACCOUNTS RECEIVABLE, NET

For the year ended December 31, 2021 and the year ended December 31, 2020, accounts receivable were comprised of the following:

	December 31,	December 31,
	2021	2020
(USD in thousands)
Trade accounts receivable	$20,485	$528
Allowance for doubtful accounts	(2,606)	(5)
	$17,879	$523

Movement of allowance for doubtful accounts for the fiscal year ended December 31, 2021 and the fiscal year ended December 31, 2020 are as follows:

	December 31,	December 31,
	2021	2020
(USD in thousands)
Beginning balance	$5	$116
Provision (recovery)	2,574	(111)
Exchange fluctuation	32
Decrease due to deconsolidation of Micronet	(5)	-
	$2,606	$5

NOTE 17 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A.	Other Current Assets:

	December 31,	December 31,
	2021	2020
(USD in thousands)
Prepaid expenses	$1,715	$1,300
Advance to suppliers	4,027	230
Deposit	1,335	-
Business advance to employee	1,444	-
Other receivables	1,033	226
	$9,554	$1,756

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

B.	Other Current Liabilities:

	December 31,
(USD in thousands)	2021	2020
Employees and wage-related liabilities	$500	$396
Government departments and agencies payable	-	56
Payment received by customers in advance	73	260
Accrued expenses	1,802	4,174
Income tax payable	365	-
Advance income	-	92
Other tax payable	273	-
Advances from employee	990	-
Deposit	364	-
Due to insurance companies	142	-
Other	405	17
	$4,914	$4,995

NOTE 18 — RELATED PARTIES

Current assets – related parties

	December 31,	December 31,
	2021	2020
(USD in thousands)
Shareholders of All Weather	$3,680	$-
Convertible loan to Micronet (1)	535	-
Shareholders of Guangxi Zhongtong	919	-
	$5,134	$-

(1)	Micronet’s Convertible loan- as discussed in Note 10.

Current liabilities – related parties

	December 31,	December 31,
	2021	2020
(USD in thousands)
Yulan WU, legal representative of Beijing Fucheng	$-	$156
Shareholders of All Weather	4	-
Beijing Internet New Network Technology Development Co., Ltd	-	7
	$4	$163

Darren Mercer, our Chief Executive Officer and a director, presently owns, with certain family members and related parties, approximately one third of the issued and outstanding shares of GFH and is the sole officer and one of three directors of GFH. In addition, prior to the closing the transactions contemplated by the agreement and plan of merger, entered into on November 7, 2019 and amended and restated on April 15, 2020 by and among MICT, GFH Intermediate Holdings Ltd., a British Virgin Islands company (“Intermediate”), MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly-owned subsidiary of MICT (“Merger Sub”) and GHF as the sole shareholder of Intermediate, pursuant to which the Merger Sub merged with and into Intermediate, with Intermediate continuing as the surviving entity, as a result of which GFH became a wholly owned subsidiary of MICT (the “Merger”). Mr. Mercer was the sole officer and director of Intermediate.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

On April 2, 2020, Darren Mercer, current board member of the Company, was appointed, the interim Chief Executive Officer of the Company and was given a fee of $25 per month for his services to the Company. Effective on July 1, 2020 the board of directors approved the following consideration  for Darren Mercer: (i) An annual base fee will be $495 per year and, (ii) a signing bonus of $100 and, (iii) a total annual bonus in accordance with the bonus program adopted by the Company from time-to-time with a target bonus opportunity equal to 100% of the Base Fee, With respect to a Target Bonus for a given year, the Company shall award up to 40% of such Target Bonus, as it so determines, on the basis of Mr.  Mercer’s performance in the first six months of the year and up to the remaining 60% of such Target Bonus on the basis of Mr. Mercer’s performance in the remaining 6 months of the year.  In addition, the Board of Directors may declare and grant a discretionary bonus for Mr. Mercer based on various targets and performance criteria to be established by the Board of Directors. The evaluation of the performance of Mr. Mercer as measured by the applicable targets and the awarding of applicable bonuses, if any, shall be at the sole discretion of the Board of Directors. On December 21, 2020, the board of directors approve additional $200 bonus. The agreement shall end on the third anniversary of the Start Date. The engagement above was formalized in the foam of independent contractor.

Effective on October 2021, the board of directors approve Darren Mercer (“Executive”) new employment terms as follows: (i) an annual base salary fee will be $800 and, (ii) a total annual bonus in accordance with the bonus program adopted by the Company from time-to-time. The Target Bonus amount for Executive’s work in the calendar year 2021 shall be $913.  Executive’s Target Bonus opportunities for his work in the calendar years 2022 and 2023 shall be $1,200. The annual bonus under this Section 3(b), if any, shall be payable at the discretion of the Company based on achievement of performance metrics to be established by the Board for each year, including, for calendar years 2022 and 2023. Such metrics shall include goals based on revenue generated Executive’s consulting businesses.  Executive must be employed by the Company on the date of payment in order to earn and receive any above, except in the event of termination without Cause or resignation for Good Reason (as such terms are include In the Agreement).  In addition, the Board may declare and grant a discretionary bonus for Executive based on various targets and performance criteria to be established by the Board. The evaluation of the performance of Executive as measured by the applicable targets and the awarding of applicable bonuses, if any, shall be at the sole discretion of the Board. In addition, Executive shall be entitled to Health Insurance If available on commercially reasonable terms, based on a health insurance plan to be determined in the Company’s discretion, Key Man Life Insurance (at the Company sole discretion), up to 35 (thirty-five) days of paid vacation per year, subject to the Company’s vacation policies in effect from time-to-time and to those paid public holidays set by the Company. Executive is also entitled to be reimbursed for reasonable and customary business expenses incurred by Executive during employment subject to all terms and conditions of the Company’s expense policies in effect from time to time and for an expense account of $300 for the purposes of: (i) funding an office and accommodations for use of Executive and (ii) paying Executive additional compensation at the rate of $8.33 per month during the Term, as compensation for the additional expense of living overseas for those months in which Executive works for the Company outside the United Kingdom for at least five days.

As of December 31, 2021, Professor Yehezkel (Chezy) Ofir, held options to purchase 365,000 shares, 5,000 of which were granted on April 29, 2013 and 5,000 of which were granted on November 11, 2014, each exercisable at an exercise price of $4.30 per share. Such options vested within three years following the date of grant. In addition, options to purchase 10,000 shares were granted to each director listed above on June 6, 2018 at an exercise price of $1.32 per share and options to purchase 15,000 shares were granted to each director listed above on August 13, 2018 at an exercise price of $1.4776 per share. And options to purchase 300,000 shares were granted to each director above on March 9, 2020 at an exercise price of $1.41 per share. All of the options have vested. And options to purchase 30,000 shares were granted on May 23, 2021 at an exercise price of $1.81 per share. Out of which 350,000 of the options have vested.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

As of December 31, 2021, Mr. Robert Benton, held options to purchase 80,000 shares, the options to purchase 80,000 shares were granted to him on May 23, 2021 at an exercise price of $1.81 per share. Out of which 40,000 of the options have vested.

As of December 31, 2021, Mr. John McMillan Scott held options to purchase 260,000 shares, the options to purchase 100,000 shares were granted to him on July 7, 2020 at an exercise price of $1.41 per share. And the options to purchase 160,000 shares were granted to him on May 23, 2021 at an exercise price of $1.81 per share. Out of which 180,000 of the options have vested.

Of the 20,000,000 new shares of our common stock that will be reserved for issuance under the LTIP pursuant to the 2020 Incentive Plan, 13,000,000 of such shares shall be reserved for awards to incentivize certain Company or its subsidiaries insiders including employees and officers) to meet critical commercial milestones (collectively, the “Long Term Incentive Plan”, or the “LTIP”). Examples of such milestones include: negotiation and entrance by MICT into certain material agreements in the recycled metal industry, negotiation and entrance by MICT into certain material agreements in the oil and gas industry, negotiation and entrance by Micronet into certain transformative agreements or other arrangements, certain significant acquisitions of other businesses, and stock price and overall performance of the Company. Individuals contemplated to receive awards under the LTIP include Darren Mercer, the Chief Executive Officer, and certain individuals associated with Intermediate before the completion of the Merger and who are now employed by or consultants of the Company. Awards granted under the LTIP shall be subject to the satisfaction of certain performance vesting conditions.

On May 17, 2021, the Company’s Board unanimously approved a grant of 6,000,000 fully vested shares of common stock of the Company to Mr. Darren Mercer, the Company’s Chief Executive Officer. The issuance of the shares was pursuant to the Company’s long term incentive plan as previously approved by the stockholders and negotiated in connection with the Company’s acquisition of Global Fintech Holdings Limited. The Board unanimously agreed to issue the shares in recognition of Mr. Mercer’s direct contribution to achieving numerous key deliverables including: (i) the completion of several acquisitions, including those of Fucheng Insurance and Magpie; (ii) obtaining regulatory approval from the Hong Kong SFC regarding the acquisition of Magpie; (iii) the execution of several major commercial contracts and partnerships, including with a number of major insurance agents and one of China’s largest payment service providers; (iv) the execution of an exclusive partnership with the Shanghai Petroleum and Natural Gas Trading Center to which allows MICT to provide financial services to its customers; (v) the successful launch of the insurance business in December 2020 and the delivery of significant revenues and revenue growth in Q1 2021; and (vi) the completion of capital raises totaling in excess of $140,000 and broadening the Company’s institutional investor base.

On May 17, 2021, the Board unanimously approved a grant of 300,000 fully vested shares of common stock of the Company to Richard Abrahams, Magpie’s Chief Executive Officer.

Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our common stock, are currently authorized to be issued pursuant to option awards granted thereunder. On May 17, 2021, May 23, 2021 and June 28, 2021, the Company granted 125,000, 370,000 and 245,000 options, with an exercise price of $1.41, $1.81 and $2.49, respectively, of which 310,000 options vested as of December 31, 2021. This resulted in a stock-based compensation expense of approximately $708 recorded for the twelve months ended December 31, 2021, based on a fair value determined using a Black-Scholes model.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 19 — OPERATING LEASES

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

The following table provides a summary of leases by balance sheet location for the year ended December 31, 2021 and the year ended December 31, 2020:

Assets/liabilities	December 31,	December 31,
(USD in thousands)	2021	2020
Assets
Right-of-use assets	$1,921	$291

Liabilities
Lease liabilities- current portion	$1,298	$107
Lease liabilities- long term	691	164
Total Lease liabilities	$1,989	$271

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

The operating lease expenses for the year ended December 31, 2021 and 2020 were as follows:

(USD in thousands)	Year ended December 31,
	2021	2020
Operating lease cost	$1,440	$343

Maturities of operating lease liabilities for the year ended December 31, 2021 were as follows:

(USD in thousands)	Year ended December 31,
2022*	1,130
2023	704
2024	283
2025	18
2026	2
Total lease payment	2,137
Less: imputed interest	(104)
Total	2,033

* include operating leases with a term less than one year.

Lease term and discount rate	December 31, 2021

Weighted-average remaining lease term (years) – operating leases	2.17
Weighted average discount rate – operating leases	4.89%

NOTE 20 — PROVISION FOR INCOME TAXES

A.	Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2019 and in the year ended December 31, 2021 and 2020. As of December 31, 2021 the operating loss carry forward were $34,884, among which there was $5,115 expiring from 2025 through 2037, and the remaining $29,768has no expiration date.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in the year ended December 31, 2021 and 2020. As of December 31, 2021 the operating loss carry forward were $5,874, which does not have an expiration date.

Mainland China:

The Company’s Chinese subsidiaries in the PRC are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%. As of December 31, 2021 the operating loss carry forward was $6,174, which will expire from 2025 through 2026.

Hong Kong:

Our subsidiaries incorporated in Hong Kong, such as Magpie Securities Limited, BI Intermediate Limited, are subject to Hong Kong profit tax on their profits arising from their business operations carried out in Hong Kong. Hong Kong profits tax for a corporation from the year of assessment 2018/2019 onwards is generally 8.25% on assessable profits up to HK$2,000; and 16.5% on any part of assessable profits over HK$2,000. Under the Hong Kong Inland Revenue Ordinance, profits that we derive from sources outside of Hong Kong are generally not subject to Hong Kong profits tax.

As of December 31, 2021, the tax loss carry forward was $8,198 for Magpie Securities Limited, and the operating loss carry forward was $2,934 for BI Intermediate Limited. Tax losses can be carried forward indefinitely until utilized.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Singapore:

Our subsidiaries incorporated in Singapore are subject to an income tax rate of 17% for taxable income earned in Singapore. Singapore does not impose a withholding tax on dividends for resident companies. In 2021, we did not incur any income tax as there was no estimated assessable profit that was subject to Singapore income tax.

As of December 31, 2021, the operating loss carry forward was $8.884 subject to qualifying conditions, trade losses can be carried forward indefinitely while unutilized donations can be carried forward for up to 5 Years of Assessment.

B.	Provision for Taxes

(USD in thousands)	Year ended December 31,
	2021		2020
Current
Domestic		$81		$5
Foreign		484		83
Total		$565		88
Deferred
Domestic	$		$
Foreign		(2,356)		(414)
Total		$(1,791)		$(326)

C.	Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. For the year ended December 31, 2021 and December 31, 2020, deferred tax assets were included in long-term deposit and prepaid expenses, and the Company’s deferred taxes were in respect of the following:

	December 31,	December 31,
(USD in thousands)	2021	2020
Deferred tax assets
Provisions for employee rights and other temporary differences	$260	$129
Provisions for bad debt	696
Net operating loss carry forward	12,034	9,564
Valuation allowance	(11,226)	(9,564)
Deferred tax assets, net of valuation allowance	1,764	129
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	(3,952)	(4,256)
Deferred tax assets (liabilities), net	$(2,188)	$(4,127)

D.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2021	2020
U.S. federal statutory rate	21%	21%
Change in valuation allowance	(16)%	(20)%
Effective tax rate	5%	1%

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 21 — LEGAL PROCEEDINGS

In March 2017, MICT entered into an agreement with Sunrise Securities LLC (“Sunrise”) through Sunrise’s principal, Amnon Mandelbaum (the “Sunrise Agreement”), pursuant to which Sunrise agreed to assist MICT in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties initially disagreed as to the amount of the fee that would be payable upon the closing of the transactions contemplated by the reinstated merger agreement. There were also questions about the applicability of the Sunrise Agreement to the merger, and whether or not Sunrise was properly owed any transaction fee upon the closing of the said merger. In order to resolve the matter, the parties have executed a settlement and release agreement for the release and waiver of the above claims in consideration for the issuance of freely tradable shares of common stock of MICT worth no less than $1,500 (the “Shares”), which Shares were delivered as follows: (i) 67.5% of the Shares to Amnon Mandelbaum; (ii) 7.5% of the Shares to INTE Securities LLC; and (iii) 25% of the Shares to Amini LLC. In addition, by no later than February 16, 2021, MICT would issue 200,000 warrants to purchase 200,000 freely tradable registered shares of common stock of MICT and deliver original copies of such warrants within five business days of the date of issuance of the warrants. The Shares issuable upon exercise of the warrants would be registered on a registration statement. 150,000 of these warrants were issued to Amnon Mandelbaum and 50,000 of these warrants were issued to Amini LLC, or its designee as named in writing. Each warrant was exercisable into one share of registered common stock of MICT until one year after the date of issuance of the warrants at an exercise price of $1.01 per share, and in any other respects, on the same material terms and conditions as are applicable to MICT’s current outstanding warrants including, but not limited to: (i) cashless exercise at all times from the date of issuance of the warrants until to the expiration dates of the warrants, (ii) certain exercise price adjustments, and (iii) other terms that are no less favorable to MICT’s recently issued common stock purchase warrant agreements. MICT was not able to timely file a registration statement to register the Shares, and Shares underlying the warrants per the settlement agreement. The Sunrise parties notified MICT that it has breached the settlement agreement. Subsequently, on March 30, 2021, MICT and the Sunrise parties signed an amended settlement agreement whereby MICT was obligated to make a $1,000 payment by March 31, 2021 and the share dollar amount set forth above was reduced from $1,500 to $500. MICT made the $1,000 payment. Furthermore, if MICT was not able to file a registration statement with the Securities and Exchange Commission for the Shares by June 4, 2021, we were required to make a $600 payment to settle the matter in full and Sunrise would not receive any MICT shares. On July 1, 2021, MICT made the $600 payment since there was a disagreement as to whether or not the registration statement was timely filed.  This matter with Sunrise is now fully settled.

On September 22, 2020, the Company entered into a settlement and release agreement with Craig Marshak, (“Marshak”), in connection with a claim filed by Marshak against the Company and additional defendants. Pursuant to the settlement, and in consideration for a customary release and waiver for the benefit of MICT, MICT agreed to pay Marshak a sum of $125 in cash. Marshak then dismissed such claim. On January 15, 2021 the parties executed an amendment to the settlement and release agreement for the payment to Marshak of $315 in exchange for the tender back of 60,000 of the Company’s shares that were promised to Marshak as part of the settlement and release agreement. The $315 payment was made and this matter is settled in full.

On December 31, 2017, MICT, Enertec Systems 2001 Ltd., (“Enertec Systems”), previously our wholly-owned subsidiary, and Enertec Management Ltd., (“Enertec Management”) entered into a share purchase agreement (the “Share Agreement”), with Coolisys Technologies Inc., (“Coolisys”), a subsidiary of DPW Holdings, Inc. (“DPW”). Per the Share Agreement, Coolisys agreed to pay, at the closing of the transaction, a purchase price of $5,250 and assume up to $4,000 of Enertec Systems’ debt. On May 22, 2018, MICT closed on the sale of all of the outstanding equity of Enertec Systems.

Upon Closing, MICT received gross proceeds of approximately $4,700, of which 10% was to be held in escrow (“Escrow Amount’) for up to 14 months after the Closing in order to satisfy any potential indemnification claims. The final consideration amount was adjusted due to Enertec Systems’ debts at the Closing. In addition, Coolisys also assumed approximately $4,000 of Enertec Systems’ debt.

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

In conjunction with, and as a condition to, the Closing, the Company, Enertec Systems, Coolisys, DPW and Mr. David Lucatz, our former Chief Executive Officer and director, executed a consulting agreement, (the “Consulting Agreement”). Pursuant to the Consulting Agreement, we, via Mr. Lucatz, provided Enertec Systems with certain consulting and transitional services over a 3-year period as necessary (but in no event did the services exceed 20% of Mr. Lucatz’s time). Coolisys (via Enertec Systems) was obligated to pay us an annual consulting fee of $150 and to issue to us 150,000 restricted shares of DPW Class A common stock, (the “DPW Shares”). The DPW Shares were to be issued in three equal installments, with the initial installment vesting the day after the Closing and the remaining installments vesting on each of the first two (2) anniversaries of the Closing. The rights and obligations under the Consulting Agreement were assigned to Mr. Lucatz along with the DPW Shares.

Coolisys alleged the Company was in breach of the Share Agreement, and the Escrow Amount remained in escrow. On July 21, 2020, MICT management and MICT (the “Seller Parties”) received a statement of claim filed in the District Court of Tel Aviv (the “Court”) by Coolisys against the Seller Parties and its Board members for the approximate amount of $2,500, (the “Claim”). Pursuant to the Claim, Coolisys alleged that certain misrepresentations in the Share Agreement resulted in losses to Coolisys and requested, among other things, that the Court instruct the release of the Escrow Amount held by the escrow agent to Coolisys.

The Company filed its defense to the Claim on December 15, 2020. On September 14, 2021, the Court adopted a verdict giving effect to the parties settlement agreement pursuant to which the Claim was rejected. The parties have mutually released and waived all claims against the other and in consideration for the aforementioned, the Escrow Amount was released to Coolisys.

NOTE 22 — ACCRUED SEVERANCE PAY, NET

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

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
(USD in thousands)	2021	2020
Accrued severance pay	$56	$157
Less - amount funded	-	4
	$56	$153

MICT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 23 — LOSS PER SHARE:

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common shares equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.

The following table sets forth the computation of basic and diluted net earnings (losses) per share attributable to MICT Inc:

	Year ended December 31,
(USD in thousands)	2021	2020
Numerator:
Amount for basic loss per share	$(36,428)	$(22,992)
Effect of dilutive instruments	-	-

Amount for diluted loss per share	(36,428)	(22,992)

Denominator:
Denominator for basic earnings per share - weighted average of shares	112,562,199	27,623,175
Loss per share attributable to MICT Inc.:
Basic and diluted continued operation	$(0.32)	$(0.83)

NOTE 24 — SUBSEQUENT EVENTS

On May 10, 2022, Tingo, Inc., a Nevada corporation (“Tingo” or the “Seller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MICT Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of MICT (“Merger Sub”), and MICT, Inc., a Delaware corporation.

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Tingo (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Seller continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of MICT.

As a result of the Merger, all of the issued and outstanding capital stock of the Seller immediately prior to the Closing, shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for each Seller Stockholder to receive its Pro Rata Share of the Merger Consideration, upon the terms and subject to the conditions set forth in the Merger Agreement.

As consideration for the Merger, the Seller Security Holders collectively shall receive from MICT, in the aggregate, a number of shares of MICT Common Stock equal to (the “Merger Consideration”) the product of (a) 3.44444 and (b) the number of shares of MICT Pre-Closing Common Stock (the total portion of the Merger Consideration amount payable to all Seller Stockholders in accordance with the Merger Agreement). This will result in Tingo shareholders receiving new MICT common shares in an amount equal to approximately 77.5% in the combined company, and current MICT shareholders owning approximately 22.5% on a fully diluted basis following the closing, with a combined estimated group value of $4.09 billion.

On June 15, 2022, Tingo, Merger Sub and MICT entered into an Amended and Restated Agreement and Plan of Merger, following the completion of extensive due diligence by MICT and its advisors. including financial due diligence, tax due diligence and quality of earnings analysis by Ernst & Young, financial analysis by Houlihan Lokey, legal, operational, corporate and local due diligence by the Nigerian office of Dentons and corporate due diligence and securities due diligence by Ellenoff Grossman & Schole.

In accordance with US GAAP, upon Closing, which is subject to Tingo stock holder approval, MICT stock holder approval, the satisfaction of regulatory requirements and the Registration Statement having been declared effective by the SEC, the Merger will be accounted for by MICT in its consolidated financial statements as a reverse acquisition.