Form 10-Q
period 2022-03-31
MICT, Inc.
filed 2022-07-25
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2022

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

As of July 12, 2022, there were 129,566,207 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$86,447	$94,930
Trade accounts receivable, net	14,415	17,879
Related parties	4,123	5,134
Other current assets	10,194	9,554
Total current assets	115,179	127,497

Property and equipment, net	651	677
Intangible assets, net	20,648	21,442
Goodwill	19,788	19,788
Right of use assets	1,597	1,921
Long-term deposit and prepaid expenses	621	824
Deferred tax assets	2,634	1,764
Restricted cash escrow	2,429	2,417
Micronet Ltd. equity method investment	1,297	1,481
Total long-term assets	49,665	50,314

Total assets	$164,844	$177,811

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2022	December 31, 2021
LIABILITIES AND EQUITY

Short-term loan	$1,138	$1,657
Trade accounts payable	10,823	14,416
Deposit held on behalf of clients	2,903	3,101
Related party	264	4
Lease liabilities – current portion	1,079	1,298
Other current liabilities	5,313	4,914
Total current liabilities	21,520	25,390

Lease liabilities	601	691
Deferred tax liabilities	3,749	3,952
Accrued severance pay	55	56
Total long-term liabilities	4,405	4,699
Total liabilities	25,925	30,089

Stockholders’ Equity:
Common stock; $0.001 par value, 250,000,000 shares authorized, 122,435,576 and 122,435,576 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	122	122
Additional paid in capital	220,911	220,786
Accumulated other comprehensive loss	(443)	(414)
Accumulated deficit	(85,080)	(76,394)
MICT, Inc. stockholders’ equity	135,510	144,100

Non-controlling interests	3,409	3,622

Total equity	138,919	147,722

Total liabilities and equity	$164,844	$177,811

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD In Thousands, Except Share and Earnings Per Share Data)

	Three months ended March 31,
	2022	2021

Revenues	$9,563	$8,935
Cost of revenues	8,298	6,992
Gross profit	1,265	1,943
Operating expenses:
Research and development	595	231
Selling and marketing	2,517	1,001
General and administrative	7,326	4,568
Amortization of intangible assets	797	926
Total operating expenses	11,235	6,726

Loss from operations	(9,970)	(4,783)
Loss from equity investment	(184)	-
Other income	155	87
Financial income (expenses), net	78	(566)
Loss before provision for income taxes	(9,921)	(5,262)
Income tax benefit	(1,076)	(356)

Net loss	(8,845)	(4,906)
Net loss attributable to non-controlling stockholders	(159)	(445)
Net loss attributable to MICT, Inc.	$(8,686)	$(4,461)
Loss per share attributable to MICT, Inc.:
Basic and diluted loss per share	$(0.07)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	122,435,576	88,554,624

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD In Thousands)

	Three months ended March 31,
	2022	2021

Net loss	$(8,845)	$(4,906)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(29)	412
Total comprehensive loss	(8,874)	(4,494)
Comprehensive loss attributable to non-controlling stockholders	(212)	(639)
Comprehensive loss attributable to MICT, Inc.	$(8,662)	$(3,855)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Capital reserve related to transaction with the minority	Non- controlling	Total Stockholders’
	Amount	Shares	Capital (A)	Earnings	(Loss) Income	Stockholders	Interest	Equity
Balance, December 31, 2020	68	68,757,450	102,333	(39,966)	(196)	(174)	3,631	65,696
Shares issued to service providers and employees	-	69,107	(300)	-	-	-	-	(300)
Exercising options for employees and consultants	-	20,000	-	-	-	-	-	-
Comprehensive loss	-	-	-	(4,461)	-	-	(445)	(4,906)
	-	-	-	-	606	-	(194)	412
Issuance 25M,net	3	2,400,000	2,673	-	-	-	-	2,676
Public offering $60M	23	22,471,904	53,977	-	-	-	-	54,000
Public offering $54M	19	19,285,715	48,671	-	-	-	-	48,690
Exercising warrants	1	1,173,775	1,212	-	-	-	-	1,213
Balance, March 31, 2021	114	114,177,951	208,566	(44,427)	410	(174)	2,992	167,481

(A)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2021	122	122,435,576	220,786	(76,394)	(414)	3,622	147,722
Stock based compensation		-	125	-	-	-	125
Net loss	-	-	-	(8,686)	-	(159)	(8,845)
Other Comprehensive loss	-	-	-	-	(29)	(54)	(83)
Balance, March 31, 2022	122	122,435,576	220,911	(85,080)	(443)	3,409	138,919

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,845)	$(4,906)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investment	184	-
Depreciation and amortization	871	1,119
Provision for doubtful accounts	118	-
Stock-based compensation for employees and consultants	125	-
Changes in assets and liabilities:
Change in deferred taxes, net	(1,073)	(207)
Change in long-term deposit and prepaid expenses	203	(15)
Change in right of use assets	324	-
Change in lease liabilities	(309)	-
Due to related party	737	(145)
Settlement consideration in cash decreasing share capital	-	(300)
Increase (decrease) in trade accounts receivable, net	3,346	(8,829)
Increase in inventories	-	(5)
Decrease in accrued severance pay, net	-	(5)
Increase in other current assets	(640)	(1,031)
(Decrease) increase in trade accounts payable	(3,606)	5,792
Decrease in deposit held on behalf of client	(198)	-
Increase in other current liabilities	401	6
Net cash used in operating activities	$(8,362)	$(8,526)

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49)	(304)
Net cash acquired through business combination - Magpie (Appendix B)	-	1,834
Payment on business acquired - Beijing Fucheng (Appendix A)	-	(4,891)
Net cash used in investing activities	$(49)	$(3,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	$-	$(195)
Repayment of short-term loan	(520)	-
Repayment of loan from related party (Micronet)	534	-
Proceeds from issuance of shares and warrants	-	105,365
Proceeds from exercise of warrants	-	1,213
Net cash provided by financing activities	$14	$106,383

TRANSLATION ADJUSTMENT ON CASH AND RESTRICTED CASH	(74)	(142)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(8,471)	94,354

Cash and restricted cash at beginning of the period	97,347	29,049

Cash and restricted cash at end of the period	$88,876	$123,403

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$6	$26
Taxes	$3	$53

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

Cash at end of the period	$86,447	$94,930
Restricted cash at end of the period	2,429	2,417
Cash and restricted cash at end of the period	$88,876	$97,347

Supplemental non-cash investing and financing activities

Appendix A: Beijing Fucheng

February 10, 2021
Net working capital	$106
Property and equipment	26
Current liabilities	(55)
Intangible assets	4,814
Cash	$4,891

Appendix B: Magpie Securities Limited

February 26, 2021
Net working capital	$206
Investment and loan to Magpie	(2,947)
Property and equipment	24
Current liabilities	(19)
Intangible assets	902
Cash	$(1,834)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Prior to July 1, 2020, MICT operated primarily through its Israel-based majority-owned subsidiary, Micronet. Since July 1, 2020, after MICT completed its acquisition of GFHI pursuant to that certain agreement and plan of merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFHI, and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT, as amended and restated on April 15, 2020 (the “Restated Merger Agreement” or “Merger”). MICT is a holding company conducting financial technology business through its subsidiaries and entities controlled through various VIEs arrangements  with a marketplace in China, as well as other areas of the world, and is currently in the process of building various platforms for business opportunities in different insurance platform segments (formerly: verticals and technology segments) in order to capitalize on such technology and business. GFHI plans to increase its capabilities and its technological platforms through acquisition and licensing technologies to support its growth efforts in the different market segments. After the merger, MICT includes the business of Intermediate, its wholly-owned subsidiary, operating through its operating subsidiaries, as described herein.

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

On January 1, 2021, we entered into a transaction through our wholly-owned subsidiary, Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we loaned the Guangxi Zhongtong shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40,000 (approximately $6,125) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of March 31, 2022, only RMB 8,010 (approximately $1,243) was drawn down from the GZ Frame Work Loan for working capital and approximately $919 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 16, 2021, Micronet announced that it completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate of 18,400 securities units (the “Units”) at a price of NIS 14.6 per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of NIS 26,864 (approximately $8,290) in the offering. The Company did not participate in the offering, and, as a result, the Company owned 31.47% of the outstanding ordinary shares of Micronet and 26.83% on a fully diluted basis as of March 31, 2022.

On July 1, 2021, Bokefa entered into a transaction with the shareholders of All Weather Insurance Agency Co., Ltd (“All Weather”), a local Chinese entity with business and operations in the field of broker insurance (the “Transaction”). Pursuant to the Transaction, Bokefa agreed to provide the All Weather shareholders with a frame work loan (the “AW Frame Work Loan”) for a total amount of up to RMB 30,000 (approximately $4,700) (the “AW Frame Work Loan Amount”) which, if utilized, will be used for working capital purposes of All Weather. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders pledged their shares for the benefit of Bokefa in order to secure the amount for the AW Frame Work Loan Amount (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement (which include an exercise price not less than the maximum AW Frame Work Loan Amount and the right to convert the AW Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather and (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount. The Transaction was structured as a VIE structure (pursuant to which we do not technically hold the shares) and as a result of our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and the primary beneficiary of All Weather’s business. On October 27, 2021, the entire AW Frame Work Loan Amount was utilized by the All Weather shareholders and the AW Frame Work Loan Amount was transferred to All Weather for purposes of working capital. In addition, as of March 31, 2022, the Company granted All Weather shareholders an additional loan in the sum of approximately $776 to be provided in advance to a transaction between the parties pursuant to which the VIE structure described above shall be replaced by an equity structure for purchase by MICT of such equity interests in All Weather on such commercial and other terms to  be agreed by the parties.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

From January through September 2021, Shenzhen Bokefa Technology Co., Ltd (“Shenzhen Bokefa”) and Tianjin Dibao Technology Co., Ltd (“Tianjin Dibao”) were established under BI Intermediate as holding companies to further develop the Company’s insurance business in China. As of March 31, 2022, no substantial operations conducted in those two entities.

Our current business, following the completion of the acquisition of GFHI, is primarily comprised and focused on the growth and development of the GFHI financial technology offerings and the marketplace in China. We are in the process of building various platforms for business opportunities in different insurance platform segments (formerly: verticals and technology segments) in order to capitalize on such technology and business.

As a result of our acquisition of GFHI and the subsequent work we have undertaken with the management of GFHI, we are positioned to establish ourselves, through our operating subsidiaries and VIEs, to serve the markets as a financial technology company with a significant Chinese marketplace. We plan to expand on a global level as we continue to scale our business. GFHI has built various platforms to capitalize on business opportunities in a range of insurance platform segments (formerly: verticals and technology segments), which currently include stock trading and wealth management, commodities in segments of oil and gas trading and insurance brokerage. We are seeking to secure material contracts in all of these market segments in China while also developing opportunities in order to allow GFHI access to these markets. We will continue to increase the capabilities of our platforms through acquisition and/or licensing different technologies to support our efforts. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of March 31, 2022:

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The assets and liabilities of the Company’s VIEs (All Weather and Beijing Fucheng) included in the Company’s unaudited condensed consolidated financial statements as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021

Current assets:
Cash	$1,352	$1,260
Trade accounts receivable, net	2,430	2,462
Other current assets	3,478	4,550
Total current assets	7,260	8,272

Property and equipment, net	184	208
Intangible assets	5,716	5,718
Long-term prepaid expenses	26	48
Right of use assets	329	530
Restricted cash	1,609	1,632
Deferred tax assets	906	369
Total long-term assets	8,770	8,505

Total assets	$16,030	$16,777

Current liabilities:
Short term loan from others	$948	$1,155
Trade accounts payable	645	697
Related party	2,713	4,583
Other current liabilities	5,349	2,401
Total current liabilities	9,655	8,836

Long-term liabilities:
Lease liability	81	106
Deferred tax liability	225	224
Total long-term liabilities	306	330

Total liabilities	$9,961	$9,166

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Net revenues, loss from operations and net loss of the VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three month ended March 31, 2022 and 2021 are as follows:

	For the three months Ended	For the three months Ended
	March 31,	March 31,
	2022	2021

Net revenues	$8,864	$6,210
Loss from operations	$(2,184)	$250
Net loss	$(1,572)	$159

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position, its results of operations and its cash flows, as applicable, have been made. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s December 31, 2021 annual report on Form 10-K filed on June 17, 2022.

The Company’s operations and business may still be subject to adverse effect due to the unprecedented conditions surrounding the spread of COVID-19 throughout North America, Israel, China and the rest of the world. Although currently the COVID-19 (due to the measures implemented to reduce the spread of the virus) have not had a material adverse effect on the Company’s consolidated financial reports, however, there were lockdowns in numerous provinces, which prevented employees of MICT and representatives of Friedman LLP, MICT’s registered independent audit firm from accessing a number of MICT’s offices in these affected provinces, which cause a delay in filing the financial reports on time. In addition, there was a decrease in revenues from Guangxi Zhongtong as a result of the lockdown in certain cities and regions due to the COVID-19 impacts.; there can be no assurance that Company’s financial reports will not be affected in the future from COVID-19 or resulting from restrictions and other government actions.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. GAAP. The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries and variable interest entities. All significant intercompany transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions and have original maturities of less than three months.

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Accounts are considered overdue after thirty (30) days from payment due date. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of March 31, 2022 and December 31, 2021, allowance for doubtful accounts amounted to approximately $2,738 and $2,606, respectively.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

The Company recognized no impairment of ROU assets as of March 31, 2022 and December 31, 2021.

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

As of March 31, 2022 and December 31, 2021, the Company owned 31.47% and 36.8%, respectively, of shares in Micronet which was accounted for under equity method.

As of March 31, 2022 and December 31, 2021, the Company owned 24% and 24%, respectively, of the shares in Beijing Fucheng and controlled the remaining 76% through contractual arrangements as discussed in Note 1. Beijing Fucheng was therefore 100% consolidated in the unaudited condensed consolidated financial statements.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

Intangible assets

The Company’s intangible assets with definite useful lives primarily consist of licensed software, capitalized development costs, platform system, and land-use rights. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company did not record any impairment of intangible assets as of March 31, 2022 and December 31, 2021.

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Useful Life
Licensed & software	indefinite useful life and some of them for 10 years
Technology know-how	6 years
Trade name/ trademarks	indefinite useful life and some of them for 5 years
Customer relationship	5-10 years

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. We test goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company did not record any impairment of goodwill as of March 31, 2022 and December 31, 2021.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments Credit Losses Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The Company does not expect the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

In October 2021, the FASB issued ASU 2021-08, “Business Combinations”. The amendments in this Update address how to determine whether a contract liability is recognized by the acquirer in a business combination and resolve the inconsistency of measuring revenue contracts with customers acquired in a business combination by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this Update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combination-Overalls. For public business entities, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not expect the adoption of this standard to have a material impact on its unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, comprehensive loss and cash flows.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our common stock, are currently authorized to be issued pursuant to option awards granted thereunder. On May 17, 2021, May 23, 2021 and June 28, 2021, the Company granted an aggregate of 125,000, 370,000 and 245,000 respectively, options under the 2012 Incentive Plan, with an exercise price of $1.41, $1.81 and $2.49, respectively, of which 310,000 options vested as of March 31, 2022. This resulted in a stock-based compensation expense of approximately $458,000 recorded for the three months ended March 31, 2022, based on a fair value determined using a Black-Scholes model.

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

On September 28, 2021, MICT granted 823,020 shares of common stock of the Company to China Strategic Investments Limited.

On May 10, 2022, MICT granted 1,659,500 shares of common stock of the Company to Cushman Holdings Limited, an unrelated third party, as an introducer fee for Tingo, Inc. merger transaction as further discussed in Note 17.

On May 10, 2022, MICT granted 858,631 shares of common stock of the Company to China Strategic Investments Limited, an unrelated third party, in connection with the GFHI acquisition as discussed in Note 1.

On May 10, 2022, MICT granted 612,500 shares of common stock of the Company to some of our Directors and employees. The shares were issued pursuant to the 2020 Incentive Plan.

On May 10, 2022, the Company’s Board of Directors (the “Board”) unanimously approved a grant of fully vested 4,000,000 shares of common stock to Mr. Darren Mercer, the Company’s Chief Executive Officer. The shares were issued under the Company’s long term incentive plan as such long term incentive plan previously approved by the stockholders and negotiated in connection with the Company’s acquisition of Global Fintech Holdings Limited. The Board unanimously agreed to issue the shares in recognition of Mr Mercer’s direct contribution to achieving numerous key deliverables including: (i) the completion of several acquisitions, including those of Fucheng Insurance and Magpie; (ii) obtaining regulatory approval from the Hong Kong SFC regarding the acquisition of Magpie; (iii) the execution of several major commercial contracts and partnerships, including with a number of major insurance agents and one of China’s largest payment service providers; (iv) the execution of an exclusive partnership with the Shanghai Petroleum and Natural Gas Trading Center to which allows MICT to provide financial services to its customers; (v) entered into an Agreement and Plan of Merger with Tingo (vi) the completion of capital raises totaling in excess of $140 million and broadening the Company’s institutional investor base.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2022:

	Three months ended March 31		Year ended December 31
	2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at the beginning of year/period:	1,558,000	$1.74	1,158,000	$2.24
Changes during the year/period:
Granted	-	-	740,000	1.97
Exercised	-	-	(60,000)	1.35
Forfeited	(818,000)	1.54	(280,000)	1.41

Options outstanding at end of year/period	740,000	$1.97	1,558,000	$1.74
Options exercisable at end of year/period	402,500	$1.69	1,118,000	$1.57

The Company has warrants outstanding as follows:

	Warrants Outstanding	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2021	62,863,879	$2.854	4.5
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, March 31, 2022 (Unaudited)	62,863,879	$2.854	4.25

NOTE 4 - EQUITY INVESTMENT IN MICRONET

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

On June 16, 2021, Micronet announced that it had completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate number of 18,400 securities units (the “Units”) at a price of 14.6 NIS per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of 26,864,000 NIS (approximately $8,290,000) in the Offering. The Company did not participate in the Offering, and, as a result, the Company owned 31.47% of the outstanding ordinary shares of Micronet and 26.83% on a fully diluted basis as of March 31, 2022.

May 9, 2021
Micronet’s fair value as of May 9, 2021	1,127
Net assets	(6,185)
Capital reserve from currency translation	134
Non-controlling interests	2,990
Net loss from loss of control	1,934

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

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

On August 13, 2020, MICT Telematics extended to Micronet an additional loan in the aggregate amount of $175 (the “Loan Sum”) which governed the existing outstanding intercompany debt. The loan does not bear any interest and has a term of twelve months. The Loan Sum was granted for the purpose of supporting Micronet’s working capital and general corporate needs. The loan was repaid on August 25, 2021.

NOTE 6 — BEIJING FUCHENG LIANBAO TECHNOLOGY CO., LTD TRANSACTION

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

NOTE 7 — Guangxi Zhongtong Insurance Agency Co., Ltd Acquisition

On January 1, 2021, we entered into a transaction through Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to Guangxi Zhongtong’s shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40,000 (approximately $6,125) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of March 31, 2022, only RMB 8,010 (approximately $1,243) was drawn down from the GZ Frame Work Loan for working capital and approximately $919 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 8 - ALL WEATHER TRANSACTION

On July 1, 2021, we entered into a transaction through Bokefa, with the shareholders of All Weather, a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to All Weather’s shareholders through a frame work loan (the “AW Frame Work Loan”) the amount of up to RMB 30,000 (approximately $4,700) (“AW Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for All Weather. As of March 31, 2022, RMB 30,000 (approximately $4,700) was drawn down from the AW Frame Work Loan for working capital. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the AW Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the shareholders (“Option Agreement”) under such terms set forth therein (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 9 — SEGMENTS

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. As a result of our acquisition of GFHI on July 1, 2020, we currently serve the marketplace, through our operating subsidiaries, as a financial technology company (Fintech Industry) targeting the Chinese marketplace as well as other areas of the world. We have built and/or, are in the process of building, various platforms to capitalize on business opportunities in a range of insurance platform segments (formerly: verticals and technology segments) including stock trading and insurance brokerage services. We will continue to increase the capabilities of our platforms through acquisition and/or the licensing of different technologies to support our efforts in the different market segments. By building secure, reliable and scalable platforms with high volume processing capability, we intend to provide customized solutions that address the needs of a highly diverse and broad client base. First, we have launched our insurance platform, operated by GFHI, for the Chinese market and have been generating revenues in GFHI. While the revenues were not material in 2020, these revenues are building and we expect these revenues to continue to grow as this business establishes itself in the market as a reputable service available to consumers Secondly, we are currently in the process of launching our securities trading software platform and accelerating the development and business around this segment. This is possible due to the recent completion of the acquisition of Magpie (formerly: Huapei) on February 26, 2021.

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

The following table summarizes the financial performance of our operating segments:

	Three months ended March 31, 2022
	Insurance platform		Mobile resource management	Online stock trading	Consolidated

Revenues from external customers	$9,533		-	30	$9,563
Segment operating loss	(4,295	)(1)	-	(3,544)	(7,839)
Non allocated expenses					(2,131)
Finance expenses and other					49
Consolidated loss before provision for income taxes					$(9,921)

(1)	Includes $733 of intangible assets amortization, derived from GFHI acquisition.

	Three months ended March 31, 2021
	Insurance platform		Mobile resource management		Consolidated
Revenues from external customers	$8,209		$726		$8,935
Segment operating loss	(1,967	)(1)	(827	)(2)	(2,794)
Non allocated expenses					(1,989)
Finance expenses and other					(479)
Consolidated loss before provision for income taxes					$(5,262)

(1)	Includes $733 of intangible assets amortization, derived from GFHI acquisitions.

(2)	Includes $103 of intangible assets amortization, derived from Micronet consolidation.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of March 31, 2022
	Insurance platform		Mobile resource management	Online stock trading		Consolidated
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
Assets related to segments	$62,522	(2)	$-	$56,632	(4)	$119,154
Non allocated Assets			-			45,690
Liabilities related to segments	(20,032	)(3)	-	(3,552)		(23,584)
Non allocated liabilities	-		-	-		(2,341)
Total Equity						$138,919

(2)	Includes $11,440 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(3)	Includes $2,974 of deferred tax liability, derived from GFHI acquisition.

 The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of December 31, 2021
	Insurance platform		Mobile resource management	Online stock trading		Consolidated

Assets related to segments	$86,474	(1)	$-	$60,581	(3)	$147,055
Non allocated Assets			-			30,756
Liabilities related to segments	(23,516	)(2)	-	(3,953)		(27,469)
Non allocated liabilities	-		-	-		(2,620)
Total Equity						$147,722

(1)	Includes $19,292 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(2)	Includes $3,728 of deferred tax liability, derived from GFHI acquisition.

(3)	Includes $1,222 of intangible assets.

NOTE 10 — INTANGIBLE ASSETS, NET

	Useful life	March 31,	December 31,
	years	2022	2021
Original amount:
Technology know-how	6	$11,490	$11,490
Trade name/ trademarks	Indefinite or 5 years	923	923
Customer relationship	5-10 years	4,802	4,802
License	Indefinite or 10 years	8,498	8,498
Software	10	175	172
		25,888	25,885
Accumulated amortization:
Technology know-how		(3,351)	(2,873)
trade name/ trademarks		(203)	(174)
Customer related intangible assets		(1,590)	(1,355)
License		(90)	(39)
Software		(6)	(2)
		(5,240)	(4,443)
Net		$20,648	$21,442

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 11 — TRADE ACCOUNTS RECEIVABLE, NET

For the three months ended March 31, 2022 and the fiscal year ended December 31, 2021, accounts receivable were comprised of the following:

	March 31,	December 31,
	2022	2021
Trade accounts receivable	$17,153	$20,485
Allowance for doubtful accounts	(2,738)	(2,606)
	$14,415	$17,879

Movement of allowance for doubtful accounts the three months ended March 31, 2022 and the fiscal year ended December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Beginning balance	$2,606	$5
Provision	118	2,574
Exchange fluctuation	14	32
Decrease due to deconsolidation of Micronet	-	(5)
	$2,738	$2,606

NOTE 12 — OTHER CURRENT ASSETS

	March 31,	December 31,
	2022	2021
Prepaid expenses	$1,090	$1,715
Advance to suppliers	3,793	4,027
Deposit	137	1,335
Business advance to employee	1,658	1,444
Other receivables	3,516	1,033
	$10,194	$9,554

NOTE 13 — RELATED PARTIES

Current assets – related parties

	March 31,	December 31,
	2022	2021

Shareholders of All Weather	$3,197	$3,680
Convertible loan to Micronet	-	535
Shareholders of Guangxi Zhongtong	926	919
	$4,123	$5,134

Current liabilities – related party

	March 31,	December 31,
(USD in thousands)	2022	2021

Shareholders of All Weather	264	4
	$264	$4

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 14 — OPERATING LEASES

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

The following table provides a summary of leases by balance sheet location as of March 31, 2022 and December 31, 2021

Assets/liabilities	March 31,	December 31,
	2022	2021
Assets
Right-of-use assets	$1,597	$1,921

Liabilities
Lease liabilities- current portion	$1,079	$1,298
Lease liabilities- long term	601	691
Total Lease liabilities	$1,680	$1,989

The operating lease expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
Operating lease cost	$412	$135

Maturities of operating lease liabilities for the three-month ended March 31, 2022 were as follows:

Year ended March 31,
2022*	1,112
2023	537
2024	122
2025	13
2026	1
Total lease payment	1,785
Less: imputed interest	(105)
Total	1,680

* include operating leases with a term less than one year.

Lease term and discount rate	March 31, 2022

Weighted-average remaining lease term (years) – operating leases	1.99
Weighted average discount rate – operating leases	5.28%

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 15 — PROVISION FOR INCOME TAXES

A. Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2020 and in the three months ended March 31, 2021 and 2022. As of March 31, 2022 the operating loss carry forward were $36,156 , among which there was $5,115 expiring from 2025 through 2037, and the remaining $31,041 has no expiration date.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in the three months ended March 31, 2021 and 2022. As of March 31, 2022 the operating loss carry forward were $6,361 , which does not have an expiration date.

Mainland China:

The Company’s Chinese subsidiaries in the PRC are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%. As of March 31, 2022 the operating loss carry forward was $9,228, which will expire from 2023 through 2027.

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

As of March 31, 2022, the tax loss carry forward was $11,464 for Magpie Securities Limited, and the operating loss carry forward was $3,620 for BI Intermediate Limited. Tax losses can be carried forward indefinitely until utilized.

Singapore:

Our subsidiaries incorporated in Singapore are subject to an income tax rate of 17% for taxable income earned in Singapore. Singapore does not impose a withholding tax on dividends for resident companies. In 2021, we did not incur any income tax as there was no estimated assessable profit that was subject to Singapore income tax.

As of March 31, 2022, the operating loss carry forward was $49.

Subject to qualifying conditions, trade losses can be carried forward indefinitely while unutilized donations can be carried forward for up to 5 years of assessment.

B. Provision for (Benefit of) Income Taxes

	Three months ended March 31,
	2022	2021
Current
Domestic	$-	$43
Foreign	3	7
Total	$3	50
Deferred
Domestic	$-	$-
Foreign	(1,079)	(406)
Total	$(1,076)	$(356)

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

C. Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 2022 and December 31, 2021, deferred tax assets were included in long-term deposit and prepaid expenses, and the Company’s deferred taxes were in respect of the following:

	March 31,	December 31,
	2022	2021
Deferred tax assets
Provisions for employee rights and other temporary differences	$23	$260
Provisions for bad debt	685	696
Net operating loss carry forward	13,860	12,034
Valuation allowance	(11,934)	(11,226)
Deferred tax assets, net of valuation allowance	2,634	1,764
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	(3,748)	(3,952)
Deferred tax liabilities, net	$(1,114)	$(2,188)

NOTE 16 — LEGAL PROCEEDINGS

There are no open legal proceeding as of March 31, 2022 and as of today.

NOTE 17 — SUBSEQUENT EVENTS

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

On April 2, 2022, Shanghai Zhengzhong Energy Technology Co., Ltd. (Zhengzhong Energy”), our wholly owned subsidiary, entered into a transaction with the shareholders of Tianjin Dibao Technology Development Co. Ltd.(“Tianjin Dibao”)  the parties have entered into various additional agreements which include among other: (i) a pledge agreement pursuant to which the Shareholders have pledged their shares for the benefit of Shanghai Zhengzhong Energy in order to secure the amount drown from the Frame work Loan Amount (ii) exclusive option agreement pursuant to which Shanghai Zhengzhong Energy has an exclusive option to purchase the entire shares of Tianjin Dibao from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement (iii) Entrustment Agreement and Power of Attorney Agreement pursuant to which the Shareholders irrevocably entrusted and appointed Shanghai Zhengzhong Energy as its proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Tianjin Dibao in the Shareholder’s equity interest in Tianjin Dibao (iv) business cooperation agreement and a master exclusive service agreement which grants Shanghai Zhengzhong Energy with rights related to the Tianjin Dibao business and operations designed to secure repayment of the Loan Amount. The transaction above was structured pursuant to a Variable Interest Entity (VIE) Structure according to which Zhengzhong Energy controlled 76% interest in Dibao, and the remaining 24% equity was held directly by Zhengzhong Energy.

On April 5, 2022, Beijing Fucheng Lianbao disposed its subsidiary of Beijing Fucheng Prospect Technology Co., Ltd (“Fucheng Prospect”).The shares previously held by Beijing Fucheng Lianbao were transferred to an individual Wang Yuanyuan on April 5, 2022. The net assets of Fucheng Prospect as of April 5, 2022 was $94 and transaction price was zero. The Company recognized a gain of $ 94 for disposing and stopped consolidating its financials starting from April.

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

Since July 1, 2020, after MICT completed its acquisition of GFHI (the “GFHI Acquisition”) pursuant to that certain Agreement and Plan of Merger entered into on November 7, 2019 by and between MICT, GFHI, Global Fintech Holding Ltd. (“GFH”), a British Virgin Islands company and the sole shareholder of GFH Intermediate Holdings Ltd. (“GFHI” or “Intermediate”), and MICT Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of MICT (“Merger Sub”), as amended and restated on April 15, 2020 (the “Restated Merger Agreement” or “Merger”), we have been operating in the financial technology sector. GFHI is a financial technology company with a marketplace in China, as well as other areas of the world and is currently in the process of building various platforms for business opportunities in different insurance platform segments (formerly: verticals and technology segments) in order to capitalize on such technology and business. GFHI plans to increase its capabilities and its technological platforms through acquisition and licensing technologies to support its growth efforts in the different market segments. After the Merger, MICT included the business of Intermediate, MICT’s wholly-owned subsidiary, operating through Intermediate operating subsidiaries.

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

Prior to July 1, 2020, MICT operated primarily through its Israel-based then majority-owned subsidiary, Micronet. Micronet, through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets are designed to increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services, such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides TSPs a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs. On May 9, 2021, following the exercise of options by certain minority stockholders, the Company’s ownership interest of Micronet was diluted to 49.88% and as a result the Company is no longer required to consolidate Micronet’s financial statements with the Company’s and include Micronet’s operating results in its financial statements. the Company owned 31.47% of the outstanding ordinary shares of Micronet and 26.83% on a fully diluted basis as of March 31, 2022.

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

The following diagram illustrates the Company’s current corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of March 31, 2022:

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

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Beijing Fucheng. The term of the loan under this agreement shall start from the date when the loan is actually paid and shall continue until the shareholders repay all the loan in accordance with this agreement. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Beijing Fucheng’s operating expenses, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits. As of March 31, 2022 the loans were not drawn.

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

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021.

As of June 23, 2020, we increased our ownership interest in Micronet to over 50% and started to consolidate Micronet’s operations into our financial statements up until May 9, 2021 when our ownership in Micronet was diluted to less than 50%. In addition, on July 1, 2020, we completed a merger transaction for the Acquisition of GFHI. We are consolidating the financial results of GFHI as of the date the Acquisition and for the period thereafter. Beginning December 2020, we launched our insurance platform operated by GFHI for the Chinese market and have been generating revenues in GFHI in this segment of our operations. During the first quarter of 2021, as described above, we entered into a certain transaction with Guangxi Zhongtong, Beijing Fucheng Lianbao Technology Co., Ltd. and completed the acquisition of Magpie, which operates in the field of securities trading platforms. As a result of these transactions, we have started to consolidate the financial results of these companies and business lines into our business. On July 1, 2021, we entered into a VIE transaction with All Weather and started to consolidate the financial results and business lines of All Weather into our business once the transaction was consummated. On October 21, 2021 we completed the transaction of Guangxi Zhongtong, we currently holds a sixty percent (60%) equity interest in Guangxi Zhongtong.

These business activities conducted by MICT in combination with the completion of the above acquisitions, contributed to the following P&L items:

Revenues

Net revenues for the three months ended March 31, 2022 were $9,563,000, compared to $8,935,000 for the three months ended March 31, 2021,. This represents an increase of $628,000 for the three months ended March 31, 2022, as compared to the same period last year.

Net revenues related to the MRM segment for the three months ended March 31, 2022 were $0, as compared to $726,000 for the three months ended March 31, 2021 and reflects a decrease of $726,000 for the three months ended March 31, 2022. MRM revenues were solely contributed by Micronet. The change is attributed to the consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not the first quarter of 2022 as described above.

Net revenues related to the insurance platform segment for the three months ended March 31, 2022 were $9,533,000, as compared to $8,209,000 revenues for the three months ended March 31, 2021, and reflects an increase of $1,324,000, for the three months ended March 31, 2022. On the one hand we have increase from the VIE transaction with All Weather which we started to consolidate their financial results and business lines of All Weather into our business once the transaction was consummated on July 1, 2021, on the other hand we have decrease in revenues from Guangxi Zhongtong as a result of the lockdown in certain cities and regions due to COVID-19.

Net revenues related to the online stock trading platform segment for the three months ended March 31, 2022 was $30,000 as compared to $0 revenues for the three months ended March 31, 2021, and reflects an increase of $30,000, for the three months ended March 31, 2022. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021, (as further detailed above). As the global stock markets trading keep going downwards, we stopped market campaign in the beginning of the year.

Cost of revenues

Cost of revenues for the three months ended March 31, 2022 were $8,298,000, compared to $6,992,000 for the three months ended March 31, 2021. This represents an increase of $1,306,000, for the three months ended March 31, 2022 as compared to the same period last year.

Cost of revenues related to the MRM segment for the three months ended March 31, 2022 were $0, as compared to $716,000 for the three months ended March 31, 2021 and reflects a decrease of $716,000 for the three months ended March 31, 2022. The change is attributed to the consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not the first quarter of 2022 as described above

Cost of revenues related to the insurance platform segment for the three months ended March 31, 2022, were $8,293,000, as compared to $6,276,000 for the three months ended March 31, 2021, and reflects an increase of $2,017,000, for the three months ended March 31, 2022. The increase is attributed to the from the VIE transaction with All Weather which we started to consolidate their financial results and business lines of All Weather into our business once the transaction was consummated on July 1, 2021.

Cost of revenues related to the online stock trading platform segment for the three months ended March 31, 2022 was $4,000 as compared to $0 Cost of revenues for the three months ended March 31, 2021, and reflects an increase of $4,000, for the three months ended March 31, 2022. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021, (as further detailed above).

Gross profit

Gross profit for the three months ended March 31, 2022 was $1,265,000, and represents 13% of the revenues. This is in comparison to gross profit of $1,943,000, representing 22% of the revenues, for the three months ended March 31, 2021 and reflects a decrease of $678,000, for the three months ended March 31, 2022 as compared to the same period last year. The decrease was primarily attributable to the insurance platform segment as discussed below.

Gross profit related to the MRM (Micronet) segment for the three months ended March 31, 2022 were $0, as compared to gross profit of $10,000 for the three months ended March 31, 2021 and reflects a decrease of $10,000 for the three months ended March 31, 2022. MRM Gross profit were solely contributed by Micronet The change is attributed to the consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not the first quarter of 2022 as described above.

Gross profit related to the insurance platform segment for the three months ended March 31, 2022 was $1,240,000, as compared to $1,933,000 Gross profit for the three months ended March 31, 2021, and reflects a decrease of $693,000, for the three months ended March 31, 2022 as compared to the same period last year. The decrease is attributed to the Company stopped certain information drainage and online promotion business in the first quarter of 2022. These businesses had a higher margin and therefore resulted in a decreased gross profit as compared to the same period last year.

Gross profit related to the online stock trading platform segment for the three months ended March 31, 2022 was $25,000, as compared to no gross profit for the three months ended March 31, 2021, and reflects an increase of $25,000, for the three months ended March 31, 2022 as compared to the same period last year. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021 (as further detailed above).

Selling and Marketing Expenses

Selling and Marketing expenses are part of operating expenses. Selling and marketing cost for the three months ended March 31, 2022, were $2,517,000, as compared to expenses of $1,001,000 for three months ended March 31, 2021. This represents a decrease of $1,516,000, for the three months ended March 31, 2022 as compared to the same period last year. The increase is attributed to the increase in Selling and Marketing expenses related to the insurance companies as well as increase in the online stock trading platform. The increase is mainly a result of increase in: (i) increase in advertising promotion fee of $655,000 and; (ii) increase in sales technological development expense in an amount of $475,000 and (iii) increase from the acquisition of online stock trading platform segment that was finalized on February 26, 2021 in a total amount of $779,000.

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the three months ended March 31, 2022 were $7,326,000, compared to $4,568,000 for the three months ended March 31, 2021. This represents an increase of $2,758,000, for the three months ended March 31, 2022 as compared to the same period last year. The increase is attributed to the increase in general and administrative expenses related to the insurance companies as well as increase in the online stock trading platform. The increase is mainly a result of (i) an increase associated with the D&O insurance in a total amount of $456,000,and; (ii) increase in lease expenses in a total amount of $277,000 (iii) increase associated with the salary expenses following the acquisition of new subsidiaries and VIEs transactions during 2021 in a total amount of $1,923,000; (iv) a decrease in retainer for professional advice from various services providers, in connection with the completion of the public offering closed in February 2021 and March 2021.

Research and Development Expenses

Research and development expenses are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three months ended March 31, 2022 were $595,000, compared to $231,000 for the three months ended March 31, 2021, respectively. This represents an increase of $364,000, for the three months ended March 31, 2022, as compared to the same period last year. The increase is attributed to the (i) increase of $328,000 related to the development of the Stock trading application and; (ii) increase in $267,000 related to the development of the insurance core system and sales platform and; (iii) a decrease of $231,000 from consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not the first quarter of 2022 as described above.

Loss from Operations

Our loss from operations for the three months ended March 31, 2022 were $9,970,000, compared to loss from operations of $4,783,000, for the three months ended March 31, 2021. The increase in loss from operations is mainly a result of the acquisitions as mention above, as well as the increase in general and administrative costs.

Financial Income (Expense), Net

Financial income (expenses), net for the three months ended March 31, 2022 were income of $78,000 compared to an expenses of $566,000 for the three months ended March 31, 2021. This represents a decrease in financial expenses of $644,000, for the three months ended March 31, 2022. The decrease in financial expenses, net for the three months ended March 31, 2022, is primarily due to the exchange rate and income of interest of $174,000.

Net Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the three months ended March 31, 2022, was $8,686,000 compared to 4,461,000, for the three months ended March 31, 2021. This represents an increase of $4,225,000 for the three months ended March 31, 2022, as compared to the same period last year. The change for the three months ended March 31, 2022 is mainly a result of the increase in operating expenses and decrease in gross profit.

Liquidity and Capital Resources

As of March 31, 2022, our total cash balance was $86,447,000, as compared to $94,930,000 as of December 31, 2021. This reflects a decrease of $8,483,000 in cash for the reasons described below.

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

On January 1, 2020, the Convertible Loan was approved at a general meeting of the Micronet shareholders, and the Convertible Loan and the transactions contemplated thereby became effective. The loan was repaid on January 4, 2022.

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

Debt Repayment

As of March 31, 2021, the Company had short-term loans from others of $1,138,000 comprised as follows: $949,000 loans of All Weather Insurance Agency that bear an interest of 0% will be repaid on December 31, 2022. The $189,000 loan of Zhongtong Insurance that bears an interest of 10% will be repaid before December 31, 2022.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of March 31, 2022, our total current assets were $115,179,000, as compared to $127,497,000 as of December 31, 2021. The decrease is mainly due to the decrease in our cash as described above.

Our trade accounts receivable as of March 31, 2022, were $14,415,000 as compared to $17,879,000 as of December 31, 2021.

As of March 31, 2022, our working capital was $93,659,000, compared to $102,107,000 as of December 31, 2020. The decrease is mainly due to the decrease in our cash as described above.

	For the Three Months Ended March 31,
	2022	2021
	USD in thousands	USD in thousands
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(8,362)	$(8,526)
Net Cash Used in Investing Activities	(49)	(3,361)
Net Cash Provided by Financing Activities	14	106,383
Translation adjustment on cash and restricted cash	(74)	(142)
Cash and restricted cash at Beginning of Period	97,347	29,049
Cash and restricted cash at end of period	$88,876	$123,403

Cash Flow from Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $8,362,000, which primarily consists of net loss of $8,845,000 and various non-cash items of $(1,180,000), as well as (1) changes in deferred tax, net of $1,073,000, (2) changes in trade account receivable of $(3,464,000), (3) changes in trade accounts payable of 3,606,000, (4) changes in deposit held on behalf of clients of $198,000, (5) changes in other current assets of $ 640,000, (6) changes in other current liabilities of $(401,000), (7) changes in related party of $(737,000), (8) changes in long-term deposit and prepaid expenses of $(203,000), (9) changes in right of use assets of $(324,000), and (10) change in lease liabilities of $ 309,000.

For the three months ended March 31, 2021, net cash used in operating activities was $8,526,000, which primarily consists of net loss of $4,906,000 and various non-cash items of $(819,000), and changes in other assets and liabilities of $4,439,000.

Cash Flow from Investing Activities

For the three months ended March 31, 2022, we had net cash used in investing activities of $(49,000), which consisted of the net cash used in investing of purchase of property and equipment of $(49,000).

For the three months ended March 31, 2021, we had net cash used in investing activities of $(3,361,000), which consisted of the net cash used in additional investment of company of $(3,057,000), and purchase of property and equipment of $(304,000).

Cash Flow from Financing Activities

For the three months ended March 31, 2022, we had net cash provided by financing activities of $14,000, which primarily consisted of: (1) repayment of loan from related party from Micronet Ltd of $534,000; and (2) repayment of loan to others of $(520,000) .

For the three months ended March 31, 2021, we had net cash provided by financing activities of $106,383,000, which primarily consisted of (1) proceeds from issuance of shares and warrants of $105,365,000 from our public offering in February and March 2021; (2) proceeds from the exercise of warrants and options of $1,213,000; and (3) repayment of current maturity of long-term bank loans of $(195,000).

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

The following table reconciles, for the periods presented, GAAP net loss attributable to MICT to non-GAAP net income attributable to MICT. and GAAP loss per diluted share attributable to MICT to non-GAAP net loss per diluted share attributable to MICT.

	Three months ended March 31,
	(Dollars in Thousands, other than share and per share amounts)
	2022	2021
GAAP net loss attributable to MICT, Inc.	$(8,686)	$(4,461)
Amortization of acquired intangible assets	797	786
Expenses related to purchase of a business	143	465
Options- based compensation	125	-
Stock-based compensation	0	-
Income tax-effect of above non-GAAP adjustments	(204)	(199)
Total Non-GAAP net loss attributable to MICT, Inc.	$(7,825)	$(3,409)

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.06)	$(0.04)
Weighted average common shares outstanding used in per share calculations	122,435,576	85,554,624
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.07)	$(0.83)
Weighted average common shares outstanding used in per share calculations	122,435,576	85,554,624

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 and management concluded that our disclosure controls and procedures over financial reporting is not effective at the reasonable assurance level due to the material weaknesses described below.

Internal Control Over Financial reporting

Our management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive officer and chief financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2022, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

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

Management’s Remediation Initiatives

With provinces opening again within the PRC, MICT is in the process of hiring additional staff in its finance department. During the quarter covered by this report, we hired an additional controller, as well as a new financial manager. Additionally, we conducted a mapping of the processes and controls that support financial reporting and also performed tests to examine the effectiveness of the controls. As part of the effectiveness test, gaps in the ITGC control process were identified for the companies that were acquired and did not manage to produce a control environment without gaps. These gaps were mapped and identified by us, and we built a remediation plan to reduce and to fix the gaps as early as this fiscal year. Our IT team has begun implementing the remediation plan and are in the process of fixing the gaps.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were not changes has occurred in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other.

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no open legal proceeding as of March 31, 2022 and as of today.

Item 1A. Risk Factors.

Please refer to our note on forward-looking statements on page 16 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2021 Annual Report. The risks described in such 2021 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: July 25, 2022	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Chief Executive Officer

Date: July 25, 2022	By:	/s/ Kevin Chen
		Name:	Kevin Chen
		Title:	Chief Financial Officer (Principal Financial Officer)