Form 10-Q
period 2022-06-30
MICT, Inc.
filed 2022-08-22
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2022

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

As of August 22, 2022, there were 129,566,207 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$76,053	$94,930
Trade accounts receivable, net	12,025	17,879
Related parties	7,358	5,134
Other current assets	8,096	9,554
Total current assets	103,532	127,497

Property and equipment, net	666	677
Intangible assets, net	19,848	21,442
Goodwill	19,788	19,788
Right of use assets	1,583	1,921
Long-term deposit and prepaid expenses	618	824
Deferred tax assets	2,531	1,764
Restricted cash escrow	2,299	2,417
Micronet Ltd. equity method investment	1,110	1,481
Total long-term assets	48,443	50,314

Total assets	$151,975	$177,811

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2022	December 31, 2021
LIABILITIES AND EQUITY

Short-term loan	$922	$1,657
Trade accounts payable	8,328	14,416
Deposit held on behalf of clients	1,479	3,101
Related party	256	4
Lease liabilities – current portion	1,026	1,298
Other current liabilities	6,606	4,914
Total current liabilities	18,617	25,390

Lease liabilities	699	691
Deferred tax liabilities	3,544	3,952
Accrued severance pay	50	56
Total long-term liabilities	4,293	4,699
Total liabilities	22,910	30,089

Stockholders’ Equity:
Common stock; $0.001 par value, 250,000,000 shares authorized, 129,566,207 and 122,435,576 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	129	122
Additional paid in capital	224,838	220,786
Accumulated other comprehensive income (loss)	124	(414)
Accumulated deficit	(99,417)	(76,394)
MICT, Inc. stockholders’ equity	125,674	144,100

Non-controlling interests	3,391	3,622

Total equity	129,065	147,722

Total liabilities and equity	$151,975	$177,811

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD In Thousands, Except Share and Earnings Per Share Data)

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021

Revenues	$21,521	$21,276	$11,958	$12,341
Cost of revenues	18,183	18,667	9,885	11,675
Gross profit	3,338	2,609	2,073	666

Operating expenses:
Research and development	941	619	346	388
Selling and marketing	3,552	2,352	1,035	1,351
General and administrative	20,991	19,421	13,665	14,853
Amortization of intangible assets	1,594	1,569	797	643
Total operating expenses	27,078	23,961	15,843	17,235

Loss from operations	(23,740)	(21,352)	(13,770)	(16,569)
Loss from equity investment	(371)	(163)	(187)	(163)
Other income (loss), net	838	83	683	(4)
Financial income (expenses), net	(1,089)	(275)	(1,167)	291
Loss from loss of control in Micronet Ltd	-	(1,934)	-	(1,934)
Loss before provision for income taxes	(24,362)	(23,641)	(14,441)	(18,379)
Taxes on income (tax benefit)	(1,081)	(339)	(5)	17

Net loss	(23,281)	(23,302)	(14,436)	(18,396)
Net loss attributable to non-controlling interests	(258)	(445)	(99)	-

Net loss attributable to MICT, Inc.	$(23,023)	$(22,857)	$(14,337)	$(18,396)

Loss per share attributable to MICT, Inc.
Basic and diluted loss per share	$(0.18)	$(0.22)	$(0.11)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	124,455,921	102,992,830	126,431,864	117,634,776

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD In Thousands)

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021

Net loss	$(23,281)	$(23,302)	$(14,436)	$(18,396)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	538	285	567	(321)
Total comprehensive loss	(22,743)	(23,017)	(13,869)	(18,717)
Comprehensive loss attributable to non-controlling stockholders	(231)	(642)	(18)	(3)
Comprehensive loss attributable to MICT, Inc.	$(22,512)	$(22,375)	$(13,851)	$(18,714)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

	Common Stock		(A) Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the minority	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Income (Loss)	stockholders	Interest	Equity
Balance, December 31, 2020	68	68,757,450	102,333	(39,966)	(196)	(174)	3,631	65,696
Shares issued to service providers and employees	6	6,100,000	8,369	-	-	-	-	8,375
Stock based compensation	-	-	458	-	-	-	-	458
Exercising options for employees and consultants		20,000	28	-	-	-	-	28
Net loss	-	-	-	(22,857)	-	-	(445)	(23,302)
Other Comprehensive loss	-	-	-	-	285	174	(197)	262
Loss of control of subsidiary	-	-	-	-	-	-	(2,989)	(2,989)
Issuance of shares upon November 2020 Securities Purchase Agreement	3	2,400,000	2,673	-	-	-	-	2,676
Issuance of shares upon February 2021 Purchase Agreement	23	22,471,904	53,977	-	-	-	-	54,000
Issuance of shares upon March 2021 Securities Purchase Agreement	19	19,285,715	48,671	-	-	-	-	48,690
Exercising warrants	2	1,665,926	1,864	-	-	-	-	1,866
Balance, June 30, 2021	121	120,700,995	218,373	(62,823)	89	-	-	155,760

(A)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

	Common Stock		(B) Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the minority	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Income	stockholders	Interest	Equity
Balance, March 31, 2021	114	114,177,951	208,566	(44,427)	410	(174)	2,992	167,481
Shares issued to service providers and employees	6	6,030,894	8,669	-	-	-	-	8,675
Stock based compensation	-	-	458	-	-	-	-	458
Net loss	-	-	-	(18,396)	-	-	-	(18,396)
Other Comprehensive loss	-	-	-	-	(321)	174	(3)	(150)
Loss of control of subsidiary	-	-	-	-	-	-	(2,989)	(2,989)
Exercising warrants	1	492,150	680	-	-	-	-	681
Balance, June 30, 2021	121	120,700,995	218,373	(62,823)	89	-	-	155,760

(B)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2021	122	122,435,576	220,786	(76,394)	(414)	3,622	147,722
Shares issued to service providers and employees	7	7,130,631	3,817	-	-	-	3,824
Stock based compensation		-	235	-	-	-	235
Net loss	-	-	-	(23,023)	-	(258)	(23,281)
Other Comprehensive loss	-	-	-	-	538	27	565
Balance, June 30, 2022	129	129,566,207	224,838	(99,417)	124	3,391	129,065

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, March 31, 2022	122	122,435,576	220,911	(85,080)	(443)	3,409	138,919
Shares issued to service providers and employees	7	7,130,631	3,817	-	-	-	3,824
Stock based compensation		-	110	-	-	-	110
Net loss	-	-	-	(14,337)	-	(99)	(14,436)
Other Comprehensive loss	-	-	-	-	567	81	648
Balance, June 30, 2022	129	129,566,207	224,838	(99,417)	124	3,391	129,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,281)	$(23,302)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from loss of control in Micronet Ltd.	-	1,934
Loss from equity investment	371	163
Depreciation and amortization	1,709	1,648
Provision for doubtful accounts	80	-
Issuance of shares for employees and consultants	3,824	8,375
Stock-based compensation for employees and consultants	235	458
Changes in assets and liabilities:
Change in deferred taxes, net	(1,174)	(545)
Change in long-term deposit and prepaid expenses	369	240
Change in right of use assets	338	(2,464)
Change in lease liabilities	(264)	2,402
Due to related party	494	167
Decrease (increase) in trade accounts receivable, net	5,774	(15,447)
Decrease (increase) in other current assets	1,458	(892)
(Decrease) increase in trade accounts payable	(6,137)	11,881
Decrease in deposit held on behalf of client	(1,622)	-
Increase (decrease)in other current liabilities	1,692	(692)
Net cash used in operating activities	(16,134)	(16,074)

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(104)	(294)
Cash acquired through business combination - Magpie (Appendix B)	-	1,834
Payment on business acquired - Beijing Fucheng (Appendix A)	-	(4,891)
Loan to related party	-	(500)
Net cash acquired on an variable interest entity acquired - Guangxi Zhongtong	-	460
Receipt of loan from related party (Micronet)	534	-
Loan to Tingo pursuant to the merger agreement	(3,000)	-
Deconsolidation of Micronet Ltd. (Appendix C)	-	(2,466)
Net cash used in investing activities	(2,570)	(5,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	-	(195)
Repayment of short-term loan	(736)	-
Proceeds from issuance of shares and warrants		105,366
Proceeds from exercise of warrants	-	1,894
Net cash (used in) provided by financing activities	(736)	107,065

TRANSLATION ADJUSTMENT ON CASH AND RESTRICTED CASH	445	-

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(18,995)	85,134

Cash and restricted cash at beginning of the period	97,347	29,526

Cash and restricted cash at end of the period	$78,352	$114,660

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$5	$27
Taxes	$254	$63

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

Cash at end of the period	$76,053	$114,183
Restricted cash at end of the period	2,299	477
Cash and restricted cash at end of the period	$78,352	$114,660

 Supplemental non-cash investing and financing activities

Appendix A: Beijing Fucheng

February 10, 2021
Net working capital	$106
Property and equipment	26
Current liabilities	(55)
Intangible assets	4,814
Cash	$4,891

Appendix B: Magpie Securities Limited

February 26, 2021
Net working capital	$206
Investment and loan to Magpie	(2,947)
Property and equipment	24
Current liabilities	(19)
Intangible assets	902
Cash	$(1,834)

Appendix C: Deconsolidation of Micronet Ltd.

May 9, 2021
Working capital other than cash	$(3,849)
Finance lease	33
Accrued severance pay, net	96
Translation reserve	134
Micronet Ltd.investment in fair value	1,128
Non-controlling interests	2,990
Net loss from loss of control	1,934
Cash	$2,466

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

On January 1, 2021, we entered into a transaction through our wholly-owned subsidiary, Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we loaned the Guangxi Zhongtong shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40,000 (approximately $6,125) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of June 30, 2022, only RMB 8,010 (approximately $1,243) was drawn down from the GZ Frame Work Loan for working capital and approximately $919 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

was structured pursuant to a Variable Interest Entity (“VIE”) Structure (in which we do not hold the shares). As such, and given our direct ownership in Bokefa and its contractual arrangements with Guangxi Zhongtong, we are regarded as Guangxi Zhongtong’s controlling entity and primary beneficiary of Guangxi Zhongtong business. We have, therefore, consolidated the financial position and operating results of Guangxi Zhongtong into our consolidated financial statements, using the fair value of the assets and liabilities of Guangxi Zhongtong in accordance with U.S. GAAP. Beijing Fucheng Lianbao Technology Co., Ltd (“Beijing Fucheng”) is an entity incorporated on December 29, 2020, in which Bokefa owns 24% equity interest with the remaining 76% controlled by Bokefa through VIE agreements. On February 10, 2021, Beijing Fucheng acquired all of the shares of Beijing Yibao Technology Co., Ltd., (“Beijing Yibao”) which holds 100% of the equity interest in Beijing Fucheng Insurance Brokerage Co., Ltd. (“Fucheng Insurance”). Fucheng Insurance is a Chinese insurance brokerage agency and a nation-wide licensed entity which offers insurance brokerage services for a broad range of insurance products. Fucheng Insurance, through their nationwide license, will give us the flexibility to offer and create tailor-made insurance products, leverage customers directly or through distribution partners and procure better deals with both our existing and new insurance company partners. Fucheng Insurance further enables us to accelerate the onboarding of new agents onto our platforms all throughout China. It also creates the opportunity to promote our business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. When Fucheng Insurance initiates its nationwide rollout of its mobile application, it will facilitate access to those portals’ large customer bases which will also offer MICT’S full suite of insurance products. Beijing Fucheng shares were acquired for approximately $5,700, and funded through MICT. For further information please refer to Note 7.

On June 16, 2021, Micronet announced that it completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate of 18,400 securities units (the “Units”) at a price of NIS 14.6 per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of NIS 26,864 (approximately $8,290) in the offering. The Company did not participate in the offering, and, as a result, the Company owned 31.47% of the outstanding ordinary shares of Micronet and 26.83% on a fully diluted basis as of June 30, 2022.

On July 1, 2021, Bokefa entered into a transaction with the shareholders of All Weather Insurance Agency Co., Ltd (“All Weather”), a local Chinese entity with business and operations in the field of broker insurance (the “Transaction”). Pursuant to the Transaction, Bokefa agreed to provide the All Weather shareholders with a frame work loan (the “AW Frame Work Loan”) for a total amount of up to RMB 30,000 (approximately $4,700) (the “AW Frame Work Loan Amount”) which, if utilized, will be used for working capital purposes of All Weather. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which was structured as a VIE structure (pursuant to which we do not technically hold the shares) and as a result of our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and the primary beneficiary of All Weather’s business. On October 27, 2021, the entire AW Frame Work Loan Amount was utilized by the All Weather shareholders and the AW Frame Work Loan Amount was transferred to All Weather for purposes of working capital. In addition, as of June 30, 2022, the Company granted All Weather shareholders an additional loan in the sum of approximately $776 to be provided in advance to a transaction between the parties pursuant to which the VIE structure described above shall be replaced by an equity structure for purchase by MICT of such equity interests in All Weather on such commercial and other terms to be agreed by the parties.

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

From January through September 2021, Shenzhen Bokefa Technology Co., Ltd (“Shenzhen Bokefa”) and Tianjin Dibao Technology Co., Ltd (“Tianjin Dibao”) were established under BI Intermediate as holding companies to further develop the Company’s insurance business in China. As of June 30, 2022, no substantial operations conducted in those two entities.

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

On April 2, 2022, Shanghai Zhengzhong Energy Technology Co., Ltd. (Zhengzhong Energy”), our wholly owned subsidiary, entered into a transaction with the shareholders of Tianjin Dibao Technology Development Co. Ltd.(“Tianjin Dibao”)  the parties have entered into various additional agreements, which was structured pursuant to a Variable Interest Entity (VIE) Structure according to which Zhengzhong Energy is the primary beneficiary of the 76% interest in Dibao, and the remaining 24% equity was held directly by Zhengzhong Energy.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

On April 5, 2022, Beijing Fucheng Lianbao disposed its subsidiary of Beijing Fucheng Prospect Technology Co., Ltd (“Fucheng Prospect”).The shares previously held by Beijing Fucheng Lianbao were transferred to an individual Wang Yuanyuan on April 5, 2022. The stockholders’ deficit of Fucheng Prospect as of April 5, 2022 was $94 and transaction price was zero. The Company recognized a gain of $ 94 for disposing and stopped consolidating its financials starting from April.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of June 30, 2022:

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

VIE agreements with Tianjin Dibao:

On April 2, 2022, Zhengzhong Energy, Tianjin Dibao, and nominee shareholder of Tianjin Dibao entered into six agreements, described below, pursuant to which Zhengzhong Energy is deemed to have a controlling financial interest and be the primary beneficiary of Tianjin Dibao. Tianjin Dibao is deemed a VIE of Zhengzhong Energy.

Loan Agreement

Pursuant to this agreement, Zhengzhong Energy agreed to provide loans to the shareholder of Tianjin Dibao. The term of the loan shall start from the date when the loan is actually paid. The agreement shall terminate when the shareholder repay the loan. The loan should be used solely to purchase Tianjin Dibao‘s 76% equity, and should be exclusively repaid by transferring shares of Tianjin Dibao to Zhengzhong Energy when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of Tianjin Dibao to Zhengzhong Energy in accordance with relevant laws and provisions in the agreement, or upon written notice by Zhengzhong Energy to the shareholder. In consideration for Zhengzhong Energy’s loan arrangement, the shareholder have agreed to grant Zhengzhong Energy an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Zhengzhong Energy. Upon request by Zhengzhong Energy, Tianjin Dibao is obligated to distribute profits to the shareholder of Tianjin Dibao, who must remit the profits to Zhengzhong Energy immediately. Tianjin Dibao and its shareholder are required to act in a manner that is in the best interest of Zhengzhong Energy with regard to Tianjin Dibao’s business operations.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholder pledged all of their equity interest in Tianjin Dibao to Zhengzhong Energy as security for their obligations pursuant to the other agreements. Zhengzhong Energy has the right to receive dividends on the pledged shares, and all shareholder are required to act in a manner that is in the best interest of Zhengzhong Energy.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Tianjin Dibao and its shareholder agree that the legal person, directors, general manager and other senior officers of Tianjin Dibao should be appointed or elected by Zhengzhong Energy. Tianjin Dibao and its shareholder agree that all the financial and operational decisions of Tianjin Dibao will be made by Zhengzhong Energy.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Zhengzhong Energy agrees to provide exclusive technical consulting and support services to Tianjin Dibao and Tianjin Dibao agrees to pay service fees to Zhengzhong Energy.

Entrustment and Power of Attorney Agreement

The shareholder of Tianjin Dibao agreed to entrust all their rights to exercise their voting power and any other rights as shareholder of Tianjin Dibao to Zhengzhong Energy. The shareholder of Tianjin Dibao have each executed an irrevocable power of attorney to appoint Zhengzhong Energy as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until the deregistration of Tianjin Dibao.

The assets and liabilities of the Company’s VIEs (All Weather, Beijing Fucheng and Tianjin Dibao) included in the Company’s unaudited condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021

Current assets:
Cash	$3,323	$1,260
Trade accounts receivable, net	3,359	2,462
Other current assets	3,288	4,550
Total current assets	9,970	8,272

Property and equipment, net	213	208
Intangible assets	5,715	5,718
Long-term prepaid expenses	53	48
Right of use assets	442	530
Restricted cash	1,523	1,632
Deferred tax assets	780	369
Total long-term assets	8,726	8,505

Total assets	$18,696	$16,777

Current liabilities:
Short term loan from others	$743	$1,155
Trade accounts payable	756	697
Related party	2,968	4,583
Other current liabilities	5,626	2,401
Total current liabilities	10,093	8,836

Long-term liabilities:
Lease liability	123	106
Deferred tax liability	224	224
Total long-term liabilities	347	330

Total liabilities	$10,440	$9,166

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Net revenues, loss from operations and net loss of the VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three and six month ended June 30, 2022 and 2021 are as follows :

	For the six months Ended	For the six months Ended	For the Three months Ended	For the Three months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Net revenues	$19,593	$14,265	$10,729	$8,055
Loss from operations	$(2,321)	$(1,093)	$(137)	$(1,343)
Net loss	$(1,504)	$(1,101)	$68	$(1,260)

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Accounts are considered overdue after thirty (30) days from payment due date. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of June 30, 2022 and December 31, 2021, allowance for doubtful accounts amounted to approximately $2,557 and $2,606, respectively.

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

The Company recognized no impairment of ROU assets as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, the Company owned 31.47% and 36.8%, respectively, of shares in Micronet which was accounted for under equity method.

As of June 30, 2022 and December 31, 2021, the Company owned 24% of the shares in Beijing Fucheng and was the primary beneficiary of the remaining 76% of Beijing Fucheng through contractual arrangements as discussed in Note 1. Beijing Fucheng was therefore 100% consolidated in the unaudited condensed consolidated financial statements.

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

Intangible assets

The Company’s intangible assets with definite useful lives primarily consist of licensed software, capitalized development costs, platform system, and land-use rights. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company did not record any impairment of intangible assets as of June 30, 2022 and December 31, 2021.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. We test goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company did not record any impairment of goodwill as of June 30, 2022 and December 31, 2021.

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

Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our common stock, are currently authorized to be issued pursuant to option awards granted thereunder. On May 17, 2021, May 23, 2021 and June 28, 2021, the Company granted an aggregate of 125,000, 370,000 and 245,000 respectively, options under the 2012 Incentive Plan, with an exercise price of $1.41, $1.81 and $2.49, respectively, of which 310,000 options vested as of June 30, 2022. This resulted in a stock-based compensation expense of approximately $234,000 recorded for the six months ended June 30, 2022, based on a fair value determined using a Black-Scholes model.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2022:

	Six months ended June 30		Year ended December 31
	2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at the beginning of year/period:	1,558,000	$1.74	1,158,000	$2.24
Changes during the year/period:
Granted	-	$-	740,000	$1.97
Exercised	-	$-	(60,000)	$1.35
Forfeited	(818,000)	$1.54	(280,000)	$1.41

Options outstanding at end of year/period	740,000	$1.97	1,558,000	$1.74
Options exercisable at end of year/period	402,500	$1.69	1,118,000	$1.57

The Company has warrants outstanding as follows:

	Warrants Outstanding	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2021	62,863,879	$2.854	4.5
Granted	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
Balance, June 30, 2022	62,863,879	$2.854	4.25

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

On June 16, 2021, Micronet announced that it had completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate number of 18,400 securities units (the “Units”) at a price of 14.6 NIS per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of 26,864,000 NIS (approximately $8,290,000) in the Offering. The Company did not participate in the Offering, and, as a result, the Company owned 31.47% of the outstanding ordinary shares of Micronet and 26.83% on a fully diluted basis as of June 30, 2022.

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

The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Beijing Fucheng Lianbao Technology Co., Ltd transaction, Purchase Price Allocation

Total cash consideration	$5,711
Total Purchase Consideration	$5,711

Less:

Net working capital	$926
Property and equipment	26
License	4,814
Current liabilities	(55)
Fair value of net assets acquired	$5,711

NOTE 7 — Guangxi Zhongtong Insurance Agency Co., Ltd Acquisition

On January 1, 2021, we entered into a transaction through Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to Guangxi Zhongtong’s shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40,000 (approximately $6,125) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of June 30, 2022, only RMB 8,010 (approximately $1,243) was drawn down from the GZ Frame Work Loan for working capital and approximately $919 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 8 — ALL WEATHER TRANSACTION

On July 1, 2021, we entered into a transaction through Bokefa, with the shareholders of All Weather, a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to All Weather’s shareholders through a frame work loan (the “AW Frame Work Loan”) the amount of up to RMB 30,000 (approximately $4,700) (“AW Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for All Weather. As of June 30, 2022, RMB 30,000 (approximately $4,700) was drawn down from the AW Frame Work Loan for working capital. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the AW Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the shareholders (“Option Agreement”) under such terms set forth therein (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

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

During the period between June 23, 2020, and May 9, 2021 we held a controlling interest in Micronet, and we presented our mobile resource management (“MRM”) business operated by Micronet as a segment. As of May 9, 2021, the Company’s ownership interest was diluted and, as a result, we no longer include Micronet’s operating results in our consolidated financial statements.

The following table summarizes the financial performance of our operating segments:

	Six months ended June 30, 2022
	Insurance platform		Mobile resource management	Online stock trading	Consolidated

Revenues from external customers	$21,483		-	38	$21,521
Segment operating loss	(6,090	)(1)	-	(6,038)	(12,128)
Non allocated expenses					(11,612)
Finance expenses and other					(622)
Consolidated loss before provision for income taxes					$(24,362)

(1)	Includes $1,591 of intangible assets amortization, derived from GFHI acquisition.

	Three months ended June 30, 2022
	Insurance platform		Mobile resource management	Online stock trading	Consolidated

Revenues from external customers	$11,950		-	8	$11,958
Segment operating loss	(1,795	)(1)	-	(2,494)	(4,288)
Non allocated expenses					(9,481)
Finance expenses and other					(672)
Consolidated loss before provision for income taxes					$(14,441)

(1)	Includes $733 of intangible assets amortization, derived from GFHI acquisition.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

	Six months ended June 30, 2021
	Verticals and technology		Mobile resource management		Online stock trading	Consolidated
Revenues from external customers	$20,550		726		-	$21,276
Segment operating loss	(4,883	)(1)	(827	)(2)	(1,956)	(7,666)
Non allocated expenses						(13,686)
Finance expenses and other						(2,289)
Consolidated loss before provision for income taxes						$(23,641)

(1)	Includes $1,466 of intangible assets amortization, derived from GFHI. acquisitions.

(2)	Includes $103 of intangible assets amortization, derived from Micronet consolidation.

	Three months ended June 30, 2021
	Verticals and technology		Mobile resource management	Online stock trading	Consolidated
Revenues from external customers	$12,341		-	-	$12,341
Segment operating loss	(2,916	)(1)	-	(1,956)	(4,872)
Non allocated expenses					(11,697)
Finance expenses and other					(1,810)
Consolidated loss before provision for income taxes					$(18,379)

(1)	Includes $733 of intangible assets amortization, derived from GFHI. acquisitions.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of June 30, 2022
	Insurance platform		Mobile resource management	Online stock trading		Consolidated
Assets related to segments	$57,504	(2)	$-	$52,786	(4)	$110,290
Non allocated Assets			-			41,685
Liabilities related to segments	(17,880	)(3)	-	(2,122)		(20,002)
Non allocated liabilities	-		-	-		(2,908)
Total Equity						$129,065

(2)	Includes $10,708 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(3)	Includes $2,784 of deferred tax liability, derived from GFHI acquisition.

 The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of December 31, 2021
	Insurance platform		Mobile resource management	Online stock trading		Consolidated

Assets related to segments	$86,474	(1)	$-	$60,581	(3)	$147,055
Non allocated Assets			-			30,756
Liabilities related to segments	(23,516	)(2)	-	(3,953)		(27,469)
Non allocated liabilities	-		-	-		(2,620)
Total Equity						$147,722

(1)	Includes $19,292 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(2)	Includes $3,728 of deferred tax liability, derived from GFHI acquisition.

(3)	Includes $1,222 of intangible assets.

NOTE 10 — INTANGIBLE ASSETS, NET

	Useful	June 30,	December 31,
	life years	2022	2021
Original amount:
Technology know-how	6	$11,490	$11,490
Trade name/ trademarks	Indefinite or 5 years	923	923
Customer relationship	5-10 years	4,802	4,802
License	Indefinite or 10 years	8,498	8,498
Software	10	167	172
		25,880	25,885
Accumulated amortization:
Technology know-how		(3,830)	(2,873)
trade name/ trademarks		(232)	(174)
Customer related intangible assets		(1,823)	(1,355)
License		(137)	(39)
Software		(10)	(2)
		(6,032)	(4,443)
Net		$19,848	$21,442

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 11 — TRADE ACCOUNTS RECEIVABLE, NET

For the six months ended June 30, 2022 and the fiscal year ended December 31, 2021, accounts receivable were comprised of the following:

	June 30,	December 31,
	2022	2021
Trade accounts receivable	$14,582	$20,485
Allowance for doubtful accounts	(2,557)	(2,606)
	$12,025	$17,879

Movement of allowance for doubtful accounts the six months ended June 30, 2022 and the fiscal year ended December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Beginning balance	$2,606	$5
(Recovery) provision	80	2,574
Exchange fluctuation	(129)	32
Decrease due to deconsolidation of Micronet	-	(5)
	$2,557	$2,606

NOTE 12 — OTHER CURRENT ASSETS

	June 30,	December 31,
	2022	2021
Prepaid expenses	$865	$1,715
Advance to suppliers	4,502	4,027
Deposit	218	1,335
Business advance to employee	1,449	1,444
Other receivables	1,062	1,033
	$8,096	$9,554

NOTE 13 — RELATED PARTIES

Current assets – related parties

	June 30,	December 31,
	2022	2021
Shareholders of All Weather	$3,241	$3,680
Loan to Tingo (*)	3,018	-
Convertible loan to Micronet	-	535
Tianjing Bokefa and other related parties	272	-
Shareholders of Guangxi Zhongtong	827	919
	$7,358	$5,134

(*) On May 13, 2022, the Company and Tingo executed a loan agreement pursuant to which the Company agreed to loan Tingo (“Maker”) a sum of $3,000 (the “Note” and “Loan” respectively) . The Loan bear an annual interest of 5%. The principal balance of the Loan and any accrued and unpaid interest due under the Note shall be due and payable on May 10, 2024 (“Initial Maturity Date”), provided however that if the merger agreement executed between the parties shall be terminated pursuant to its terms, the Initial Maturity Date shall accelerate and the principal balance of the Loan  and any accrued and unpaid interest due under the Note shall be due and payable on or before the 30th calendar day following such termination . The principal balance may be prepaid at any time by Maker without penalty.

On July 28, 2022, the Company agreed to replace the Note with a new note (“New Note”), pursuant to which the amount of the Loan granted under the New Note is $3,500, with all other terms remaining in effect without a change.

Current liabilities – related party

	June 30,	December 31,
	2022	2021
Shareholders of All Weather	$256	$4
	$256	$4

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

The following table provides a summary of leases by balance sheet location as of June 30, 2022 and December 31, 2021

Assets/liabilities	June 30,	December 31,
	2022	2021
Assets
Right-of-use assets	$1,583	$1,921

Liabilities
Lease liabilities- current portion	$1,026	$1,298
Lease liabilities- long term	699	691
Total Lease liabilities	$1,725	$1,989

The operating lease expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$673	$530	$261	$229

Maturities of operating lease liabilities were as follows:

Twelve months ended June 30,
2023*	1,025
2024	672
2025	125
2026	14
2027	5
Total lease payment	1,841
Less: imputed interest	(79)
Total	1,762

*	include operating leases with a term less than one year which was not capitalized in the right-of-use assets.

Lease term and discount rate	June 30, 2022

Weighted-average remaining lease term (years) – operating leases	1.98
Weighted average discount rate – operating leases	5.42%

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 15 — PROVISION FOR INCOME TAXES

A. Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2020 and in the Six months ended June 30, 2021 and 2022. As of June 30, 2022 the operating loss carry forward were $44,735, among which there was $5,115 expiring from 2025 through 2037, and the remaining $39,620 has no expiration date.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in the six months ended June 30, 2021 and 2022. As of June 30, 2022 the operating loss carry forward were $7,925, which does not have an expiration date.

Mainland China:

The Company’s Chinese subsidiaries in the PRC are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%. As of June 30, 2022 the operating loss carry forward was $9,361, which will expire from 2023 through 2027.

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

As of June 30, 2022, the tax loss carry forward was $13,789 for Magpie Securities Limited, and the operating loss carry forward was $4,317 for BI Intermediate Limited. Tax losses can be carried forward indefinitely until utilized.

Singapore:

Our subsidiaries incorporated in Singapore are subject to an income tax rate of 17% for taxable income earned in Singapore. Singapore does not impose a withholding tax on dividends for resident companies. In 2021, we did not incur any income tax as there was no estimated assessable profit that was subject to Singapore income tax.

As of June 30, 2022, the operating loss carry forward was $142.

Subject to qualifying conditions, trade losses can be carried forward indefinitely while unutilized donations can be carried forward for up to 5 years of assessment.

B. Provision for (Benefit of) Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Current
Domestic	$248	$43	$245	$43
Foreign	-	31	-	180
Total	$248	$74	$245	$223
Deferred
Domestic	$-	$-	$-	$-
Foreign	(1,329)	(413)	(251)	(206)
	$(1,329)	$(413)	$(251)	$(206)

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

C. Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2022 and December 31, 2021, deferred tax assets were included in long-term deposit and prepaid expenses, and the Company’s deferred taxes were in respect of the following:

	June 30,	December 31,
	2022	2021
Deferred tax assets
Provisions for employee rights and other temporary differences	$149	$260
Provisions for bad debt	640	696
Net operating loss carry forward	16,569	12,034
Valuation allowance	(14,827)	(11,226)
Deferred tax assets, net of valuation allowance	2,531	1,764
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	(3,544)	(3,952)
Deferred tax liabilities, net	$(1,013)	$(2,188)

NOTE 16 — LEGAL PROCEEDINGS

There are no open legal proceeding as of June 30, 2022 and as of today.

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

Prior to July 1, 2020, MICT operated primarily through its Israel-based then majority-owned subsidiary, Micronet. Micronet, through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets are designed to increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services, such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides TSPs a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs. On May 9, 2021, following the exercise of options by certain minority stockholders, the Company’s ownership interest of Micronet was diluted to 49.88% and as a result the Company is no longer required to consolidate Micronet’s financial statements with the Company’s and include Micronet’s operating results in its financial statements. the Company owned 31.47% of the outstanding ordinary shares of Micronet and 26.83% on a fully diluted basis as of June 30, 2022.

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

The following diagram illustrates the Company’s current corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of June 30, 2022:

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

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Beijing Fucheng. The term of the loan under this agreement shall start from the date when the loan is actually paid and shall continue until the shareholders repay all the loan in accordance with this agreement. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Beijing Fucheng’s operating expenses, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits. As of June 30, 2022 the loans were not drawn.

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

VIE agreements with Tianjin Dibao:

On April 2, 2022, Zhengzhong Energy, Tianjin Dibao, and nominee shareholder of Tianjin Dibao entered into six agreements, described below, pursuant to which Zhengzhong Energy is deemed to have a controlling financial interest and be the primary beneficiary of Tianjin Dibao. Tianjin Dibao is deemed a VIE of Zhengzhong Energy.

Loan Agreement

Pursuant to this agreement, Zhengzhong Energy agreed to provide loans to the shareholder of Tianjin Dibao. The term of the loan shall start from the date when the loan is actually paid. The agreement shall terminate when the shareholder repay the loan. The loan should be used solely to purchase Tianjin Dibao‘s 76% equity, and should be exclusively repaid by transferring shares of Tianjin Dibao to Zhengzhong Energy when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of Tianjin Dibao to Zhengzhong Energy in accordance with relevant laws and provisions in the agreement, or upon written notice by Zhengzhong Energy to the shareholder. In consideration for Zhengzhong Energy’s loan arrangement, the shareholder have agreed to grant Zhengzhong Energy an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Zhengzhong Energy. Upon request by Zhengzhong Energy, Tianjin Dibao is obligated to distribute profits to the shareholder of Tianjin Dibao, who must remit the profits to Zhengzhong Energy immediately. Tianjin Dibao and its shareholder are required to act in a manner that is in the best interest of Zhengzhong Energy with regard to Tianjin Dibao’s business operations.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholder pledged all of their equity interest in Tianjin Dibao to Zhengzhong Energy as security for their obligations pursuant to the other agreements. Zhengzhong Energy has the right to receive dividends on the pledged shares, and all shareholder are required to act in a manner that is in the best interest of Zhengzhong Energy.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Tianjin Dibao and its shareholder agree that the legal person, directors, general manager and other senior officers of Tianjin Dibao should be appointed or elected by Zhengzhong Energy. Tianjin Dibao and its shareholder agree that all the financial and operational decisions of Tianjin Dibao will be made by Zhengzhong Energy.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Zhengzhong Energy agrees to provide exclusive technical consulting and support services to Tianjin Dibao and Tianjin Dibao agrees to pay service fees to Zhengzhong Energy.

Entrustment and Power of Attorney Agreement

The shareholder of Tianjin Dibao agreed to entrust all their rights to exercise their voting power and any other rights as shareholder of Tianjin Dibao to Zhengzhong Energy. The shareholder of Tianjin Dibao have each executed an irrevocable power of attorney to appoint Zhengzhong Energy as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until the deregistration of Tianjin Dibao.

Results of Operations

Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021.

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

These business activities conducted by MICT in combination with the completion of the above acquisitions, contributed to the following P&L items:

Revenues

Net revenues for the three and six months ended June 30, 2022 were $11,958,000 and $21,521,000, respectively, compared to $12,341,000 and $21,276,000 for the three and six months ended June 30, 2021, respectively. This represents a decrease of $383,000 and increase of $245,000 for the three and six months ended June 30, 2022, respectively, as compared to the same period last year.

Net revenues related to the MRM segment for the three and six months ended June 30, 2022 were $0 and $0, respectively, as compared to $0 and $726,000, for the three and six months ended June 30, 2021 and reflects a decrease of $0 and $726,000 for the three and six months ended June 30, 2022. MRM revenues were solely contributed by Micronet. The change is attributed to the consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not the first quarter of 2022 as described above.

Net revenues related to the insurance platform segment for the three and six months ended June 30, 2022 were $11,950,000 and $21,483,000, as compared to $12,341,000 and $20,550,000 revenues for the three and six months ended June 30, 2021, respectively, and reflects a decrease of $391,000 and increase of $933,000, for the three and six months ended June 30, 2022, respectively. On the one hand we have increase from the VIE transaction with All Weather which we started to consolidate their financial results and business lines of All Weather into our business once the transaction was consummated on July 1, 2021, on the other hand we have decrease in revenues from Guangxi Zhongtong as a result of the lockdown in certain cities and regions due to COVID-19.

Net revenues related to the online stock trading platform segment for the three and six months ended June 30, 2022 was $8,000 and $38,000, respectively as compared to $0 and $0 revenues for the three and six months ended June 30, 2021, respectively and reflects an increase of $8,000 and $38,000, for the three and six months ended June 30, 2022, respectively. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021, (as further detailed above). As the global stock markets trading keep going downwards, we stopped market campaign in the beginning of the year.

Cost of revenues

Cost of revenues for the three and six months ended June 30, 2022 were $9,885,000 and $18,183,000, respectively, compared to $11,675,000 and $18,667,000 for the three and six months ended June 30, 2021, respectively. This represents a decrease of $1,790,000 and $484,000, for the three and six months ended June 30, 2022 as compared to the same period last year.

Cost of revenues related to the MRM segment for the three and six months ended June 30, 2022 were $0 and $0, as compared to $0 and $716,000 for the three and six months ended June 30, 2021, respectively, and reflects a decrease of $0 and $716,000 for the three and six months ended June 30, 2022, respectively. The change is attributed to the consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not the first quarter of 2022 as described above .

Cost of revenues related to the insurance platform segment for the three and six months ended June 30, 2022, were $9,870,000 and $18,163,000, respectively, as compared to $11,620,000 and $17,896,000 for the three and six months ended June 30, 2021, respectively, and reflects a decrease of $1,750,000 and increase of $267,000, respectively, for the three and six months ended June 30, 2022. The increase is attributed to the VIE transaction with All Weather which we started to consolidate their financial results and business lines of All Weather into our business once the transaction was consummated on July 1, 2021.

Cost of revenues related to the online stock trading platform segment for the three and six months ended June 30, 2022 was $15,000 and $20,000 as compared to $55,000 and $55,000 Cost of revenues for the three and six months ended June 30, 2021, respectively, and reflects a decrease of $40,000 and $35,000, for the three and six months ended June 30, 2022, respectively. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021, (as further detailed above).

Gross profit

Gross profit for the three and six months ended June 30, 2022 was $2,073,000 and $3,338,000, respectively, and represents 17% and 16% of the revenues. This is in comparison to gross profit of $666,000 and $2,609,000, representing 5% and 12% of the revenues, for the three and six months ended June 30, 2021, respectively, and reflects an increase of $1,407,000 and $729,000, for the three and six months ended June 30, 2022 as compared to the same period last year. The change was primarily attributable to the insurance platform segment as discussed below.

Gross profit related to the MRM (Micronet) segment for the three and six months ended June 30, 2022 were $0 and $0, respectively, as compared to gross profit of $0 and $10,000 for the three and six months ended June 30, 2021, respectively, and reflects a decrease of $0 and $10,000 for the three and six months ended June 30, 2022. MRM Gross profit were solely contributed by Micronet The change is attributed to the consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not the first quarter of 2022 as described above.

Gross profit related to the insurance platform segment for the three and six months ended June 30, 2022 were $2,079,000 and $3,320,000, respectively, as compared to $721,000 and 2,654,000 for the three and six months ended June 30, 2021, respectively, and reflects an increase of $1,358,000 and $ 666,000, for the three and six months ended June 30, 2022 as compared to the same period last year. The increase is attributed to the VIE transaction with All Weather which we started to consolidate their financial results and business lines of All Weather into our business once the transaction was consummated on July 1, 2021.

Gross profit (loss) related to the online stock trading platform segment for the three and six months ended June 30, 2022 were $(6,000) and $18,000, respectively, as compared to $(55,000) and $(55,000) gross profit for the three and six months ended June 30, 2021, and reflects an increase of $49,000 and $73,000, respectively, for the three and six months ended June 30, 2022 as compared to the same period last year. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021 (as further detailed above).

Selling and Marketing Expenses

Selling and Marketing expenses are part of operating expenses. Selling and marketing cost for the three and six months ended June 30, 2022, were $1,035,000 and $3,552,000, respectively, as compared to expenses of $1,351,000 and 2,352,000 for three and six months ended June 30, 2021. This represents a decrease of $316,000 and increase of $1,200,000, for the three and six months ended June 30, 2022 as compared to the same period last year. The change is attributed to the decrease in Selling and Marketing expenses related to the insurance companies offset by increase in the online stock trading platform. The decrease is mainly a result of decrease in Selling and Marketing expenses in a total amount of $613,000 and increase of $150,000, for the three and six months ended June 30, 2022. offset by the increase from the acquisition of online stock trading platform segment that was finalized on February 26, 2021 in a total amount of $297,000 and $1,076,000, for the three and six months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the three and six months ended June 30, 2022 were $13,665,000 and $20,991,000, respectively, compared to $14,853,000 and $19,421,000 for the three and six months ended June 30, 2021, respectively. This represents a decrease of $1,188,000 and increase of $1,570,000, for the three and six months ended June 30, 2022 as compared to the same period last year. The change in general and administrative is mainly a result of (i) a decrease associated with the issuance costs of shares and options to Directors, officers, employees and service providers in a total amount of $4,717,000 a non-cash expenses; and; (ii) a decrease in retainer for professional advice from various services providers, in connection with the completion of the public offering closed in February 2021 and March 2021 offset by increase in expenses related to the insurance companies as well as increase in the online stock trading platform. The increase associated with the salary expenses following the acquisition of new subsidiaries and VIEs transactions during 2021 and; (ii) an increase associated with the rent and maintenance expenses following the acquisition of new subsidiaries and VIEs transactions during 2021, (iii) increase in merger transaction expenses related to the Tingo transaction in the amount of $3,136,000.

Research and Development Expenses

Research and development expenses are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three and six months ended June 30, 2022 were $346,000 and $941,000, respectively, compared to $388,000 and $619,000 for the three and six months ended June 30, 2021, respectively. This represents a decrease of $42,000 and increase of $322,000, for the three and six months ended June 30, 2022, as compared to the same period last year. The change is attributed to the (i) decrease of $209,000 and increase of $118,000 for the three and six months ended June 30, 2022, as compared to the same period last year related to the development of the Stock trading application and; (ii) increase in $167,000 and $435,000 for the three and six months ended June 30, 2022, as compared to the same period last year related to the development of the insurance core system and sales platform and; (iii) a decrease of $0 and $231,000 for the three and six months ended June 30, 2022, as compared to the same period last year from consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not the first quarter of 2022 as described above.

Loss from Operations

Our loss from operations for the three and six months ended June 30, 2022 were $13,770,000 and $23,740,000, respectively, compared to loss from operations of $16,569,000 and $21,352,000, respectively, for the three and six months ended June 30, 2021. The change in loss from operations is mainly a result of the increase in gross profit as mention above.

Financial Income (Expense), Net

Financial income (expenses), net for the three and six months ended June 30, 2022 were expenses of $1,168,000 and $1,089,000, respectively, compared to an income of $291,000 and expenses of $275,000 for the three and six months ended June 30, 2021, respectively. This represents an increase in financial expenses of $1,459,000 and $814,000, respectively, for the three and six months ended June 30, 2022. The change in financial expenses, net for the three and six months ended June 30, 2022, is primarily due to the exchange rate.

Net Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the three and six months ended June 30, 2022, were $14,337,000 and $23,023,000 compared to $18,396,000 and $22,857,000, for the three and six months ended June 30, 2021. This represents a decrease of $4,059,000 and increase of $166,000 for the three and six months ended June 30, 2022, as compared to the same period last year. The change for the three and six months ended June 30, 2022 is mainly a result of the decrease in operating expenses and increase in gross profit.

Liquidity and Capital Resources

As of June 30, 2022, our total cash balance was $76,053,000, as compared to $94,930,000 as of December 31, 2021. This reflects a decrease of $18,877,000 in cash for the reasons described below.

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

On May 13, 2022, the Company and Tingo executed a loan agreement pursuant to which the Company agreed to loan Tingo (“Maker”) a sum of $3,000,000 (the “Note” and “Loan” respectively) . The Loan bear an annual interest of 5%. The principal balance of the Loan and any accrued and unpaid interest due under the Note shall be due and payable on May 10, 2024 (“Initial Maturity Date”), provided however that if the merger agreement executed between the parties shall be terminated pursuant to its terms, the Initial Maturity Date shall accelerate and the principal balance of the Loan  and any accrued and unpaid interest due under the Note shall be due and payable on or before the 30th calendar day following such termination . The principal balance may be prepaid at any time by Maker without penalty.

On July 28, 2022, the Company agreed to replace the Note with a new note (“New Note”), pursuant to which the amount of the Loan granted under the New Note is $3,500,000, with all other terms remaining in effect without a change.

Debt Repayment

As of June 30, 2022, the Company had short-term loans from others of $922,000 comprised as follows: $922,000 loans of All Weather Insurance Agency that bear an interest of 0% will be repaid on December 31, 2022.

As of June 30, 2022, the Company had short term lease liabilities of $1,026,000 which is due June 30, 2023, and long-term lease liabilities of $699,000, among which $672,000 is due June 30, 2024, $125,000 is due June 30, 2025, $14,000 is due June 30, 2026 and $5,000 is due June 30, 2027.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of June 30, 2022, our total current assets were $103,532,000, as compared to $127,497,000 as of December 31, 2021. The decrease is mainly due to the decrease in our cash as described above.

Our trade accounts receivable as of June 30, 2022, were $12,025,000 as compared to $17,879,000 as of December 31, 2021.

As of June 30, 2022, our working capital was $84,915,000, compared to $102,107,000 as of December 31, 2021. The decrease is mainly due to the decrease in our cash as described above.

	For the Six Months Ended June 30,
	2022	2021
	USD in thousands	USD in thousands
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(16,134)	$(16,074)
Net Cash Used in Investing Activities	(2,570)	(5,857)
Net Cash Provided by (Used in) Financing Activities	(736)	107,065
Translation adjustment on cash and restricted cash	445	-
Cash and restricted cash at Beginning of Period	97,347	29,526
Cash and restricted cash at end of period	$78,352	$114,660

Cash Flow from Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $16,134,000, which primarily consists of net loss of $23,281,000 and various non-cash items of $6,219,000, as well as (1) changes in deferred tax, net of $1,174,000, (2) changes in trade account receivable of $(5,774,000), (3) changes in trade accounts payable of 6,137,000, (4) changes in deposit held on behalf of clients of $1,622,000, (5) changes in other current assets of $ (1,458,000), (6) changes in other current liabilities of $(1,692,000), (7) changes in related party of $(494,000), (8) changes in long-term deposit and prepaid expenses of $(369,000), (9) changes in right of use assets of $(338,000), and (10) change in lease liabilities of $264,000.

For the six months ended June 30, 2021, net cash used in operating activities was $16,074,000, which consists of the net cash used in operating activities of $7,228,000 and with net loss of $23,302,000. The total net cash used in operating activities primarily consisted of: (1) Stock-based compensation for employees and consultants of $(458,000), (2) Loss from loss of control in Micronet of $(1,934,000), (3) Loss from equity investment of $(163,000), (4) Depreciation and amortization of $ (1,648,000), (5) issuance of shares for employees and consultants of $ (8,375,000), (6) Changes in assets and liabilities of $ 5,350,000.

Cash Flow from Investing Activities

For the six months ended June 30, 2022, we had net cash used in investing activities of $2,570,000, which consisted of (1) net cash used in investing of purchase of property and equipment of $(104,000) and, (2) receipt of loan back from Micronet of $534,000 (3) loan to Tingo $(3,000,000).

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

Cash Flow from Financing Activities

For the six months ended June 30, 2022, we had net cash used in financing activities of $736,000, which solely consisted of repayment of loan to others.

For the six months ended June 30, 2021, we had net cash provided by financing activities of $107,065,000, which primarily consisted of: (1) Proceeds from issuance of shares and warrants of $105,366,000 from our public offering in February and March 2021; (2) proceeds from the exercise of warrants of $1,894,000; (3) Repayment of current maturity of long-term bank loans of $(195,000).

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

	Six months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2022	2021
GAAP net loss attributable to MICT, Inc.	$(23,023)	$(22,857)
Amortization of acquired intangible assets	1,594	1,568
Expenses related to settlement agreements	143	532
Options- based compensation	235	458
Stock-based compensation	3,824	8,368
Income tax-effect of above non-GAAP adjustments	(410)	(414)
Total Non-GAAP net loss attributable to MICT, Inc.	$(17,637)	$(12,345)

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.14)	$(0.12)
Weighted average common shares outstanding used in per share calculations	124,455,921	102,992,830
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.18)	$(0.22)
Weighted average common shares outstanding used in per share calculations	124,455,921	102,992,830

	Three months ended June 30,
	(Dollars in Thousands, other than share and per share amounts)
	2022	2021
GAAP net loss attributable to MICT, Inc.	$(14,337)	$(18,396)
Amortization of acquired intangible assets	797	782
Expenses related to settlement agreements	-	67
Options- based compensation	110	458
Stock-based compensation	3,824	8,368
Income tax-effect of above non-GAAP adjustments	(206)	(215)
Total Non-GAAP net loss attributable to MICT, Inc.	$(9,812)	$(8,936)

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.07)	$(0.08)
Weighted average common shares outstanding used in per share calculations	126,431,864	117,634,776
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.11)	$(0.16)
Weighted average common shares outstanding used in per share calculations	126,431,864	117,634,776

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 and management concluded that our disclosure controls and procedures over financial reporting is not effective at the reasonable assurance level due to the material weaknesses described below.

Changes in Internal Control Over Financial Reporting

The Company identified certain material weaknesses in internal control over financial reporting for the year ended December 31, 2021 as described in the last Form 10-Q filed with the SEC on July 25, 2022. With provinces opening again within the PRC, MICT is in the process of hiring additional staff in its finance department. During the quarter covered by this report, we hired an additional controller, as well as a new financial manager. Additionally, we conducted a mapping of the processes and controls that support financial reporting and also performed tests to examine the effectiveness of the controls. As part of the effectiveness test, gaps in the ITGC control process were identified for the companies that were acquired and did not manage to produce a control environment without gaps. These gaps were mapped and identified by us, and we built a remediation plan to reduce and to fix the gaps as early as this fiscal year. Our IT team has begun implementing the remediation plan and are in the process of fixing the gaps.

Other than as described above, there were not changes has occurred in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other.

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no open legal proceeding as of June 30, 2022 and as of today.

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

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: August 22, 2022	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Chief Executive Officer

Date: August 22, 2022	By:	/s/ Kevin Chen
		Name:	Kevin Chen
		Title:	Chief Financial Officer (Principal Financial Officer)