Form 10-Q
period 2022-09-30
MICT, Inc.
filed 2022-11-14
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2022

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

As of November 14, 2022, there were 129,566,207 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$68,351	$94,930
Accounts receivable, net	9,084	17,879
Related parties	8,533	5,134
Other current assets	10,319	9,554
Total current assets	96,287	127,497

Property and equipment, net	611	677
Intangible assets, net	19,059	21,442
Goodwill	19,788	19,788
Operating lease right of use assets	1,711	1,921
Long-term deposit and prepaid expenses	508	824
Deferred tax assets	2,893	1,764
Restricted cash escrow	2,388	2,417
Investment in equity - Micronet Ltd.	924	1,481
Total long-term assets	47,882	50,314

Total assets	$144,169	$177,811

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term loan	$761	$1,657
Trade accounts payable	8,536	14,416
Deposit held on behalf of clients	1,495	3,101
Related party	728	4
Operating lease short term liability	1,025	1,298
Other current liabilities	7,121	4,914
Total current liabilities	19,666	25,390

Operating lease long term liabilities	763	691
Deferred tax liabilities	3,340	3,952
Accrued severance pay	49	56
Total long-term liabilities	4,152	4,699
Total liabilities	23,818	30,089

Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 129,566,207 and 122,435,576 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	129	122
Additional paid in capital	224,889	220,786
Accumulated other comprehensive (loss)	(522)	(414)
Accumulated deficit	(107,088)	(76,394)
MICT, Inc. stockholders’ equity	117,408	144,100

Non-controlling interests	2,943	3,622

Total equity	120,351	147,722

Total liabilities and stockholders’ equity	$144,169	$177,811

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD In Thousands, Except Share and Earnings Per Share Data)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021

Revenues	$35,278	$39,791	$13,757	$18,515
Cost of revenues	28,746	34,436	10,563	15,769
Gross profit	6,532	5,355	3,194	2,746

Operating expenses:
Research and development	1,509	1,015	568	396
Selling and marketing	4,873	3,874	1,321	1,521
General and administrative	30,224	26,039	9,233	6,618
Amortization of intangible assets	2,381	2,301	787	732
Total operating expenses	38,987	33,229	11,909	9,267

Loss from operations	(32,455)	(27,874)	(8,715)	(6,521)
Gain (Loss) from equity investment	(557)	636	(186)	799
Other income (loss), net	535	70	(303)	(13)
Financial income (expenses), net	(718)	61	371	336
Loss from loss of control in Micronet Ltd	-	(1,934)	-	-
Loss before income taxes	(33,195)	(29,041)	(8,833)	(5,399)
Tax benefit	(1,782)	(410)	(701)	(70)

Net loss	(31,413)	(28,631)	(8,132)	(5,329)
Net loss attributable to non-controlling interests	(719)	(446)	(461)	(1)

Net loss attributable to MICT, Inc.	$(30,694)	$(28,185)	$(7,671)	$(5,328)

Loss per share attributable to MICT, Inc.
Basic and diluted loss per share	$(0.24)	$(0.26)	$(0.06)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	126,184,400	109,222,674	129,566,207	121,419,308

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD In Thousands)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021

Net loss	$(31,413)	$(28,631)	$(8,132)	$(5,329)
Other comprehensive loss, net of tax:
Currency translation adjustment	(108)	(127)	(646)	(412)
Total comprehensive loss	(31,521)	(28,758)	(8,778)	(5,741)
Comprehensive loss attributable to non-controlling stockholders	(679)	(643)	(448)	(1)
Comprehensive loss attributable to MICT, Inc.	$(30,842)	$(28,115)	$(8,330)	$(5,740)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

	Common Stock		(A) Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the Minority	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Loss	stockholders	Interest	Equity
Balance, December 31, 2020	68	68,757,450	102,333	(39,966)	(196)	(174)	3,631	65,696
Shares issued to service providers and employees	7	7,010,020	9,869	-	-	-	-	9,876
Stock based compensation	-	-	585	-	-	-	-	585
Exercising options for employees and consultants		60,000	80	-	-	-	-	80
Net loss	-	-	-	(28,185)	-	-	(446)	(28,631)
Other Comprehensive loss	-	-	-	-	(127)	174	(197)	(150)
Loss of control of subsidiary	-	-	-	-	-	-	(2,989)	(2,989)
Issuance of shares upon November 2020 Securities Purchase Agreement	3	2,400,000	2,673	-	-	-	-	2,676
Issuance of shares upon February 2021 Purchase Agreement	23	22,471,904	53,977	-	-	-	-	54,000
Issuance of shares upon March 2021 Securities Purchase Agreement	19	19,285,715	48,671	-	-	-	-	48,690
Exercising warrants	2	2,450,487	2,472	-	-	-	-	2,474
Balance, September 30, 2021	122	122,435,576	220,660	(68,151)	(323)	-	(1)	152,307

(A)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

	Common Stock		(B) Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the minority	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Income	stockholders	Interest	Equity
Balance, June 30, 2021	121	120,700,995	218,373	(62,823)	89	-	-	155,760
Shares issued to service providers and employees	1	910,020	1,500	-	-	-	-	1,501
Stock based compensation	-	-	127	-	-	-	-	127
Exercising options for employees and consultants		40,000	52					52
Net loss	-	-	-	(5,328)	-	-	(1)	(5,329)
Other Comprehensive loss	-	-	-	-	(412)	-	-	(412)
Exercising warrants	-	784,561	608	-	-	-	-	608
Balance, September 30, 2021	122	122,435,576	220,660	(68,151)	(323)	-	(1)	152,307

(A)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

(B)	Upon the conversion of Series A and B convertible preferred stock, all preferred stock and common stock additional paid-in capital was combined into one account.

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(USD In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2021	122	122,435,576	220,786	(76,394)	(414)	3,622	147,722
Shares issued to service providers and employees	7	7,130,631	3,817	-	-	-	3,824
Stock based compensation		-	286	-	-	-	286
Net loss	-	-	-	(30,694)	-	(719)	(31,413)
Other Comprehensive loss	-	-	-	-	(108)	40	(68)
Balance, September 30, 2022	129	129,566,207	224,889	(107,088)	(522)	2,943	120,351

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, June 30, 2022	129	129,566,207	224,838	(99,417)	124	3,391	129,065
Stock based compensation		-	51	-	-	-	51
Net loss	-	-	-	(7,671)	-	(461)	(8,132)
Other Comprehensive loss	-	-	-	-	(646)	13	(633)
Balance, September 30, 2022	129	129,566,207	224,889	(107,088)	(522)	2,943	120,351

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,413)	$(28,631)

Adjustments to reconcile net loss to net cash used in operating activities:
loss of control in Micronet Ltd.	-	1,934
Loss (gain) from equity investment	557	(636)
Depreciation and amortization	2,581	2,416
Provision for doubtful accounts	1,114	-
Issuance of shares for employees and consultants	3,825	-
Stock-based compensation for employees and consultants	286	585
Changes in assets and liabilities:
Change in deferred taxes, net	(1,741)	(736)
Change in long-term deposit and prepaid expenses	316	224
Change in right of use assets	210	(250)
Change in lease liabilities	(200)	165
Due to related party	491	(113)
Accrued interest and exchange rate differences on Short-term loan	(173)	-
Decrease (increase) in trade accounts receivable, net	7,681	(19,556)
Increase in other current assets	(766)	(5,537)
(Decrease) increase in trade accounts payable	(5,858)	17,949
Decrease in deposit held on behalf of client	(1,606)	-
Increase (decrease) in other current liabilities	2,207	(2,895)
Net cash used in operating activities	(22,489)	(35,081)

MICT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(131)	(546)
Cash acquired through business combination - Magpie (Appendix B)		1,834
Payment on business acquired - Beijing Fucheng (Appendix A)		(4,891)
Loan to related party		(857)
Net cash acquired on a variable interest entity acquired - Guangxi Zhongtong		460
Net cash acquired on a variable interest entity acquired – All Weather (Appendix E)		755
Loan to related party – Shareholders of All weather		(776)
Receipt of loan from related party (Micronet)	534	-
Loan to Tingo pursuant to the merger agreement	(3,700)	-
Deconsolidation of Micronet Ltd. (Appendix C)		(2,466)
Net cash used in investing activities	(3,297)	(6,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans		(195)
Repayment of short-term loan	(723)	-
Proceeds from issuance of shares and warrants		115,242
Proceeds from exercise of warrants		2,554
Net cash (used in) provided by financing activities	(723)	117,601

TRANSLATION ADJUSTMENT ON CASH AND RESTRICTED CASH	(99)	207

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(26,608)	76,240

Cash and restricted cash at beginning of the period	97,347	29,049

Cash and restricted cash at end of the period	$70,739	$105,289

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$5	$27
Taxes	$254	$195

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

Cash at end of the period	$68,351	$105,289
Restricted cash at end of the period	2,388	-
Cash and restricted cash at end of the period	$70,739	$105,289

 Supplemental non-cash investing and financing activities

Appendix A: Beijing Fucheng

February 10, 2021
Net working capital	$106
Property and equipment	26
Current liabilities	(55)
Intangible assets	4,814
Cash	$4,891

Appendix B: Magpie Securities Limited

February 26, 2021
Net working capital	$206
Investment and loan to Magpie	(2,947)
Property and equipment	24
Current liabilities	(19)
Intangible assets	902
Cash	$(1,834)

Appendix C: Deconsolidation of Micronet Ltd.

May 9, 2021
Working capital other than cash	$(3,849)
Finance lease	33
Accrued severance pay, net	96
Translation reserve	134
Micronet Ltd. investment in fair value	1,128
Non-controlling interests	2,990
Net loss from loss of control	1,934
Cash	$2,466

Appendix D: Acquisition of Micronet Ltd., net of cash acquired:

June 23, 2020
Net working capital (borrowing excluded)	$(351)
Property and equipment	661
Intangible assets	2,475
Goodwill	2,618
Right of use assets	310
Other assets	26
Borrowings	(1,676)
Micronet Ltd. investment in fair value	(1,573)
Non-current liabilities	(558)
Accumulated other comprehensive income	(28)
Minority interest	(2,172)
Net cash provided by acquisition	$(268)

Appendix E: All Weather Insurance Agency

July 1, 2021
Net working capital	$(908)
Property and equipment	153
Cash	$(755)

Appendix F: Guangxi Zhongtong Insurance Agency Co., Ltd:

June 23, 2020
Net working capital	$(473)
Property and equipment	13
Net cash provided by acquisition	$(460)

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

Subsequently, on June 23, 2020, we purchased, through a public offering consummated by Micronet on the Tel Aviv Stock Exchange (the “TASE”), 10,334,000 of Micronet’s ordinary shares for total consideration of NIS 3,100 (or $887). As a result, we increased our ownership interest in Micronet to 53.39% of Micronet’s outstanding ordinary shares. MICT applied purchase accounting and began to consolidate Micronet’s operating results into our financial statements once the offering was consummated. MICT recognized a $665 gain on previously held equity in Micronet.

On October 11, 2020, Micronet consummated a public equity offering on the TASE, in which the Company purchased 520,600 of Micronet’s ordinary shares and 416,480 of Micronet’s stock options convertible into 416,480 Micronet ordinary shares (at a conversion price of NIS 3.5 per share), for total consideration of NIS 4,961 (or $1,417). Following Micronet’s offering, including the purchase of Micronet shares, the exercise of our stock options and the additional purchase of 115,851 Micronet shares from an individual seller, our ownership interest in Micronet was diluted from 53.39% to 50.31% of Micronet’s outstanding share capital. On May 9, 2021, following the exercise of options by minority stockholders, the Company’s ownership interest was further diluted to 49.88% and, as a result we no longer consolidate Micronet’s operating results in our financial statements. As of May 9, 2021, the. Company accounted for the investment in Micronet using the equity method of accounting.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

On January 1, 2021, we entered into a transaction through our wholly-owned subsidiary, Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we loaned the Guangxi Zhongtong shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40,000 (approximately $6,125) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of September 30, 2022, only RMB 8,010 (approximately $1,243) was drawn down from the GZ Frame Work Loan for working capital and approximately $919 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which was structured pursuant to a Variable Interest Entity (“VIE”) Structure (in which we do not hold the shares). As such, and given our direct ownership in Bokefa and its contractual arrangements with Guangxi Zhongtong, we are regarded as Guangxi Zhongtong’s controlling entity and primary beneficiary of Guangxi Zhongtong business. We have, therefore, consolidated the financial position and operating results of Guangxi Zhongtong into our consolidated financial statements, using the fair value of the assets and liabilities of Guangxi Zhongtong in accordance with U.S. GAAP. Beijing Fucheng Lianbao Technology Co., Ltd (“Beijing Fucheng”) is an entity incorporated on December 29, 2020, in which Bokefa owns 24% equity interest with the remaining 76% controlled by Bokefa through VIE agreements. On February 10, 2021, Beijing Fucheng acquired all of the shares of Beijing Yibao Technology Co., Ltd., (“Beijing Yibao”) which holds 100% of the equity interest in Beijing Fucheng Insurance Brokerage Co., Ltd. (“Fucheng Insurance”). Fucheng Insurance is a Chinese insurance brokerage agency and a nation-wide licensed entity which offers insurance brokerage services for a broad range of insurance products. Fucheng Insurance, through their nationwide license, will give us the flexibility to offer and create tailor-made insurance products, leverage customers directly or through distribution partners and procure better deals with both our existing and new insurance company partners. Fucheng Insurance further enables us to accelerate the onboarding of new agents onto our platforms all throughout China. It also creates the opportunity to promote our business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. When Fucheng Insurance initiates its nationwide rollout of its mobile application, it will facilitate access to those portals’ large customer bases which will also offer MICT’S full suite of insurance products. Beijing Fucheng shares were acquired for approximately $5,700, and funded through MICT. For further information please refer to Note 7.

On June 16, 2021, Micronet announced that it completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate of 18,400 securities units (the “Units”) at a price of NIS 14.6 per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of NIS 26,864 (approximately $8,290) in the offering. The Company did not participate in the offering, and, as a result, the Company owned 31.47% of the outstanding ordinary shares of Micronet and 26.77% on a fully diluted basis as of September 30, 2022.

On July 1, 2021, Bokefa entered into a transaction with the shareholders of All Weather Insurance Agency Co., Ltd (“All Weather”), a local Chinese entity with business and operations in the field of broker insurance (the “Transaction”). Pursuant to the Transaction, Bokefa agreed to provide the All Weather shareholders with a frame work loan (the “AW Frame Work Loan”) for a total amount of up to RMB 30,000 (approximately $4,700) (the “AW Frame Work Loan Amount”) which, if utilized, will be used for working capital purposes of All Weather. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which was structured as a VIE structure (pursuant to which we do not technically hold the shares) and as a result of our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and the primary beneficiary of All Weather’s business. On October 27, 2021, the entire AW Frame Work Loan Amount was utilized by the All Weather shareholders and the AW Frame Work Loan Amount was transferred to All Weather for purposes of working capital. In addition, as of September 30, 2022, the Company granted All Weather shareholders an additional loan in the sum of approximately $776 to be provided in advance to a transaction between the parties pursuant to which the VIE structure described above shall be replaced by an equity structure for purchase by MICT of such equity interests in All Weather on such commercial and other terms to be agreed by the parties.

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

On August 23, 2021, Beijing Yibao Technology Co., Ltd, Guangxi Zhongtong Insurance Agency Co., Ltd, and two shareholders of Guangxi Zhongtong entered into a capital increase agreement pursuant to which Beijing Yibao will invest approximately RMB30,000 ($4,700) into Guangxi Zhongtong. On October 21, 2021, Beijing Yibao transferred the funds separately and the transaction closed. As a result of the transaction, Beijing Yibao now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the closing, the previous agreements consummated on January 1, 2021, per the GZ Frame Work Loan became null and void, and the loan should be repaid by the shareholders before December 31, 2022.

From January through September 2021, Shenzhen Bokefa Technology Co., Ltd (“Shenzhen Bokefa”) and Tianjin Dibao Technology Co., Ltd (“Tianjin Dibao”) were established under BI Intermediate as holding companies to further develop the Company’s insurance business in China. As of September 30, 2022, no substantial operations conducted in those two entities.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

On April 5, 2022, Beijing Fucheng Lianbao disposed its subsidiary of Beijing Fucheng Prospect Technology Co., Ltd (“Fucheng Prospect”). The shares previously held by Beijing Fucheng Lianbao were transferred to an individual Wang Yuanyuan on April 5, 2022. The stockholders’ deficit of Fucheng Prospect as of April 5, 2022, was $94 and transaction price was zero. The Company recognized a gain of $ 94 for disposing and stopped consolidating its financials starting from April.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of September 30, 2022:

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

On August 23, 2021, Beijing Yibao Technology Co., Ltd, Guangxi Zhongtong Insurance Agency Co., Ltd, and two shareholders of Guangxi Zhongtong entered into a capital increase agreement pursuant to which Beijing Yibao will invest approximately RMB30,000 ($4,700) into Guangxi Zhongtong. On October 21, 2021, Beijing Yibao transferred the funds separately and the transaction closed. As a result of the transaction, Beijing Yibao now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the closing, the previous agreements consummated on January 1, 2021, per the GZ Frame Work Loan became null and void, and the loan should be repaid by the shareholders before December 31, 2022.

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

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of Beijing Fucheng to Bokefa in accordance with relevant laws and provisions as provided in the agreement, or upon written notice by Bokefa to the shareholders. In consideration for Bokefa’s loan arrangement, the shareholders have agreed to grant Bokefa an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, Beijing Fucheng is obligated to distribute profits to the shareholders of Beijing Fucheng, who must remit those profits to Bokefa immediately. Beijing Fucheng and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Beijing Fucheng’s business operations.

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

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Tianjin Dibao and its shareholders agree that the legal person, directors, general manager and other senior officers of Tianjin Dibao should be appointed or elected by Zhengzhong Energy. Tianjin Dibao and its shareholder agree that all the financial and operational decisions of Tianjin Dibao will be made by Zhengzhong Energy.

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

The assets and liabilities of the Company’s VIEs (All Weather, Beijing Fucheng and Tianjin Dibao) included in the Company’s unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021

Current assets:
Cash	$2,057	$1,260
Accounts receivable, net	4,168	2,462
Related parties	1,418	-
Other current assets	3,872	4,550
Total current assets	11,515	8,272

Property and equipment, net	186	208
Intangible assets	5,713	5,718
Long-term prepaid expenses	42	48
Right of use assets	716	530
Restricted cash	1,434	1,632
Deferred tax assets	722	369
Total long-term assets	8,813	8,505

Total assets	$20,328	$16,777

Current liabilities:
Short term loan from others	$592	$1,155
Trade accounts payable	2,293	697
Related party	3,536	4,583
Operating lease short term liability	327	-
Other current liabilities	4,573	2,401
Total current liabilities	11,321	8,836

Long-term liabilities:
Lease liability	304	106
Deferred tax liability	224	224
Total long-term liabilities	528	330

Total liabilities	$11,849	$9,166

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

Net revenues, loss from operations and net loss of the VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three and nine month ended September 30, 2022 and 2021 are as follows:

	For the nine months Ended	For the nine months Ended	For the Three months Ended	For the Three months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net revenues	$32,915	$31,710	$13,322	$17,445
Loss from operations	$(1,599)	$(490)	$722	$603
Net loss	$(996)	$(490)	$508	$603

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

The Company’s operations and business may still be subject to adverse effect due to the unprecedented conditions surrounding the spread of COVID-19 throughout North America, Israel, China and the rest of the world. Although currently the COVID-19 (due to the measures implemented to reduce the spread of the virus) have not had a material adverse effect on the Company’s consolidated financial reports, however, there were lockdowns in numerous provinces, , which cause a decrease in revenues from Guangxi Zhongtong as a result of the lockdown in certain cities and regions due to the COVID-19 impacts.; there can be no assurance that Company’s financial reports will not be affected in the future from COVID-19 or resulting from restrictions and other government actions.

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

Restricted Cash

The Company as an insurance broker is required to reserve 10% of its registered capital in cash held in an escrow bank account pursuant to the China Insurance Regulatory Commission (“CIRC”) rules and regulations. As of September 30, 2022 and December 31, 2021, restricted cash amounted to $2,388 and $2,417 respectively.

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Accounts are considered overdue after thirty (30) days from payment due date. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of September 30, 2022 and December 31, 2021, allowance for doubtful accounts amounted to approximately $3,369 and $2,606, respectively.

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

The Company recognized no impairment of ROU assets as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022 and December 31, 2021, the Company owned 31.47% and 36.8%, respectively, of shares in Micronet which was accounted for under equity method.

As of September 30, 2022 and December 31, 2021, the Company owned 24% of the shares in Beijing Fucheng and was the primary beneficiary of the remaining 76% of Beijing Fucheng through contractual arrangements as discussed in Note 1. Beijing Fucheng was therefore 100% consolidated in the unaudited condensed consolidated financial statements.

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

Intangible assets

The Company’s intangible assets with definite useful lives primarily consist of licensed software, capitalized development costs, platform system, and land-use rights. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company did not record any impairment of intangible assets as of September 30, 2022 and December 31, 2021.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. We test goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company did not record any impairment of goodwill as of September 30, 2022 and December 31, 2021.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

In accordance with ASC 606-10-55, Revenue Recognition: Principal Agent Considerations, the Company considers several factors in determining whether it acts as the principal or as an agent in the arrangement of merchandise sales and provision of various related services and thus whether it is appropriate to record the revenues and the related cost of sales on a gross basis or record the net amount earned as service fees. For insurance brokerage services, we have determined our promise to sell insurance policies on behalf of the insurance carriers to be recorded on a net basis as we are acting as an agent.

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

Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our common stock, are currently authorized to be issued pursuant to option awards granted thereunder. On May 17, 2021, May 23, 2021 and June 28, 2021, the Company granted an aggregate of 125,000, 370,000 and 245,000 respectively, options under the 2012 Incentive Plan, with an exercise price of $1.41, $1.81 and $2.49, respectively, of which 310,000 options vested as of September 30, 2022. This resulted in a stock-based compensation expense of approximately $284,973 recorded for the nine months ended September 30, 2022, based on a fair value determined using a Black-Scholes model.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2022:

	Nine months ended September 30 2022		Year ended December 31 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at the beginning of period:	1,558,000	$1.74	1,158,000	$2.24
Changes during the period:
Granted	-	$-	740,000	$1.97
Exercised	-	$-	(60,000)	$1.35
Forfeited	(818,000)	$1.54	(280,000)	$1.41

Options outstanding at the end of the period	740,000	$1.97	1,558,000	$1.74
Options exercisable at the end of the period	484,167	$1.82	1,118,000	$1.57

The Company has warrants outstanding as follows:

	Warrants Outstanding	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2021	62,863,879	$2.854	4.5
Granted	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
Balance, September 30, 2022	62,863,879	$2.854	4.25

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

On June 16, 2021, Micronet announced that it had completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate number of 18,400 securities units (the “Units”) at a price of 14.6 NIS per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of 26,864,000 NIS (approximately $8,290,000) in the Offering. The Company did not participate in the Offering, and, as a result, the Company owned 31.47% of the outstanding ordinary shares of Micronet and 26.77% on a fully diluted basis as of September 30, 2022.

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

NOTE 7 — Guangxi Zhongtong Insurance Agency Co., Ltd Acquisition

On January 1, 2021, we entered into a transaction through Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to Guangxi Zhongtong’s shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40,000 (approximately $6,125) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of September 30, 2022, only RMB 8,010 (approximately $1,243) was drawn down from the GZ Frame Work Loan for working capital and approximately $919 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 8 — ALL WEATHER TRANSACTION

On July 1, 2021, we entered into a transaction through Bokefa, with the shareholders of All Weather, a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to All Weather’s shareholders through a frame work loan (the “AW Frame Work Loan”) the amount of up to RMB 30,000 (approximately $4,700) (“AW Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for All Weather. As of September 30, 2022, RMB 30,000 (approximately $4,700) was drawn down from the AW Frame Work Loan for working capital. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the AW Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the shareholders (“Option Agreement”) under such terms set forth therein (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

All Weather, Purchase Price Allocation

Total cash consideration (1)	$-
Total Purchase Consideration	$-

Less:

Debt-free net working capital	$(105)
Property and equipment	153
Right of use assets	208
Lease liabilities	(258)
Intangible assets - license (1)	849
Intangible assets - customer relationship (1)	54
Deferred Tax liability (2)	(226)
Fair value of net assets acquired	$675

Noncontrolling interest	$(675)
Change in investment	(675)

Goodwill value (3)	$-

(1)	The customer database value is based on the cost to recreate, as indicated by management.

(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 25%.

(3)	The goodwill is not deductible for tax purposes.

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

The following table summarizes the financial performance of our operating segments:

	Nine months ended September 30, 2022
	Insurance platform		Mobile resource management	Online stock trading	Consolidated

Revenues from external customers	$35,232		-	46	$35,278
Segment operating loss	(8,597	)(1)	-	(8,121)	(16,718)
Non allocated expenses					(15,737)
Finance expenses and other					(740)
Consolidated loss before provision for income taxes					$(33,195)

(1)	Includes $2,199 of intangible assets amortization, derived from GFHI acquisition.

	Three months ended September 30, 2022
	Insurance platform		Mobile resource management	Online stock trading	Consolidated

Revenues from external customers	$13,749		-	8	$13,757
Segment operating loss	(2,507	)(1)	-	(2,083)	(4,590)
Non allocated expenses					(4,125)
Finance expenses and other					(118)
Consolidated loss before provision for income taxes					$(8,833)

(1)	Includes $733 of intangible assets amortization, derived from GFHI acquisition.

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

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of September 30, 2022
(USD in thousands)	Insurance platform		Mobile resource management	Online stock trading	Consolidated
Assets related to segments	$55,973	(1)	$-	$49,816	$105,789
Non allocated Assets			-	-	38,380
Liabilities related to segments	(18,104	)(2)	-	(2,719)	(20,823)
Non allocated liabilities	-		-	-	(2,995)
Total Equity					$120,351

(1)	Includes $9,975 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(2)	Includes $2,593 of deferred tax liability, derived from GFHI acquisition.

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of December 31, 2021
(USD in thousands)	Insurance platform		Mobile resource management	Online stock trading		Consolidated
Assets related to segments	$86,474	(1)	$-	$60,581	(3)	$147,055
Non allocated Assets			-			30,756
Liabilities related to segments	(23,516	)(2)	-	(3,953)		(27,469)
Non allocated liabilities	-		-	-		(2,620)
Total Equity						$147,722

(1)	Includes $19,292 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(2)	Includes $3,728 of deferred tax liability, derived from GFHI acquisition.

(3)	Includes $1,222 of intangible assets.

NOTE 10 — INTANGIBLE ASSETS, NET

	Useful	September 30,	December 31,
	life years	2022	2021
Original amount:
Technology know-how	6	$11,490	$11,490
Trade name/ trademarks	Indefinite or 5 years	929	923
Customer relationship	5-10 years	4,802	4,802
License	Indefinite or 10 years	8,498	8,498
Software	10	156	172
		25,875	25,885
Accumulated amortization:
Technology know-how		(4,309)	(2,873)
trade name/ trademarks		(261)	(174)
Customer related intangible assets		(2,055)	(1,355)
License		(178)	(39)
Software		(13)	(2)
		(6,816)	(4,443)
Net		$19,059	$21,442

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 11 —ACCOUNTS RECEIVABLE, NET

For the nine months ended September 30, 2022 and the fiscal year ended December 31, 2021, accounts receivable were comprised of the following:

	September 30,	December 31,
	2022	2021
Accounts receivable	$12,453	$20,485
Allowance for doubtful accounts	(3,369)	(2,606)
	$9,084	$17,879

Movement of allowance for doubtful accounts the nine months ended September 30, 2022 and the fiscal year ended December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Beginning balance	$2,606	$5
(Recovery) provision	1,114	2,574
Exchange fluctuation	(351)	32
Decrease due to deconsolidation of Micronet	-	(5)
	$3,369	$2,606

NOTE 12 — OTHER CURRENT ASSETS

	September 30,	December 31,
	2022	2021
Prepaid expenses	$797	$1,715
Advance to suppliers	5,951	4,027
Deposit	262	1,335
Business advance to employee	1,578	1,444
Other receivables	1,731	1,033
	$10,319	$9,554

NOTE 13 — RELATED PARTIES

Current assets – related parties

	September 30,	December 31,
	2022	2021
Shareholders of All Weather	$3,696	$3,680
Loan to Tingo (*)	3,759	-
Convertible loan to Micronet	-	535
Tianjin Bokefa and other related parties	300	-
Shareholders of Guangxi Zhongtong	778	919
	$8,533	$5,134

(*) On May 13, 2022, the Company and Tingo executed a loan agreement pursuant to which the Company agreed to loan Tingo (“Maker”) a sum of $3,000 (the “Note” and “Loan” respectively). The Loan bear an annual interest of 5%. The principal balance of the Loan and any accrued and unpaid interest due under the Note shall be due and payable on May 10, 2024 (“Initial Maturity Date”), provided however that if the merger agreement executed between the parties shall be terminated pursuant to its terms, the Initial Maturity Date shall accelerate and the principal balance of the Loan  and any accrued and unpaid interest due under the Note shall be due and payable on or before the 30th calendar day following such termination . The principal balance may be prepaid at any time by Maker without penalty.

On July 28, 2022, the Company agreed to replace the Note with a new note (“New Note”), pursuant to which the amount of the Loan granted under the New Note is $3,500, with all other terms remaining in effect without a change.

On September 28, 2022, the Company agreed to replace the Note with a new note (“New Note”), pursuant to which the amount of the Loan granted under the New Note is $3,700, with all other terms remaining in effect without a change.

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

On October 6, 2022, the Company extended to Tingo a loan in the principal amount of $23,700 with an interest rate of 5% per year, and which shall amend and restate the loan agreement between MICT and Tingo dated September 28, 2022, for a principal amount of $3,700 (the “Previous Loan”). Pursuant to the Amended Purchaser Loan.

Current liabilities – related party

	September 30,	December 31,
	2022	2021
Shareholders of Bokefa Petroleum and Gas	119	-
Shareholders of All Weather	$609	$4
	$728	$4

NOTE 14 — OPERATING LEASES

The Company follows ASC No. 842, Leases. The Company has operating leases for its office facilities. The Company’s leases have terms of approximately 4 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of September 30, 2022 and December 31, 2021

Assets/liabilities	September 30,	December 31,
	2022	2021
Assets
Right-of-use assets	$1,711	$1,921

Liabilities
Lease liabilities- current portion	$1,025	$1,298
Lease liabilities- long term	763	691
Total Lease liabilities	$1,788	$1,989

The operating lease expenses for the three and nine months ended September 30, 2022September 30, 2022and 2021 were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,203	$1,111	$530	$581

Maturities of operating lease liabilities were as follows:

Twelve months ended September 30,
2023*	1,185
2024	622
2025	77
2026	12
2027	13
Total lease payment	1,909
Less: imputed interest	(88)
Total	1,821

*	include operating leases with a term less than one year which was not capitalized in the right-of-use assets.

Lease term and discount rate	September 30, 2022

Weighted-average remaining lease term (years) – operating leases	2.3
Weighted average discount rate – operating leases	5.46%

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

NOTE 15 — PROVISION FOR INCOME TAXES

A. Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2020 and in the nine months ended September 30, 2021 and 2022. As of September 30, 2022 the operating loss carry forward were $47,939, among which there was $5,115 expiring from 2025 through 2037, and the remaining $42,824 has no expiration date.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in the nine months ended September 30, 2021 and 2022. As of September 30, 2022 the operating loss carry forward were $8,218, which does not have an expiration date.

Mainland China:

The Company’s Chinese subsidiaries in the PRC are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%. As of September 30, 2022 the operating loss carry forward was $11,511, which will expire from 2023 through 2027.

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

As of September 30, 2022, the tax loss carry forward was $15,712 for Magpie Securities Limited, and the operating loss carry forward was $5,216 for BI Intermediate Limited. Tax losses can be carried forward indefinitely until utilized.

Singapore:

Our subsidiaries incorporated in Singapore are subject to an income tax rate of 17% for taxable income earned in Singapore. Singapore does not impose a withholding tax on dividends for resident companies. In 2021, we did not incur any income tax as there was no estimated assessable profit that was subject to Singapore income tax.

As of September 30, 2022, the operating loss carry forward was $104.

Subject to qualifying conditions, trade losses can be carried forward indefinitely while unutilized donations can be carried forward for up to 5 years of assessment.

B. Provision for (Benefit of) Income Taxes

	Nine months ended September 30,			Three months ended September 30,
	2022	2021		2022	2021
Current
Domestic	$248		$72	$-		$29
Foreign	-		123	-		92
Total	$248		$195	$-		$121
Deferred
Domestic	$-	$		$-	$
Foreign	(2,030)		(605)	(701)		(191)
	$(2,030)		$(605)	$(701)		$(191)

MICT, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

C. Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2022 and December 31, 2021, deferred tax assets were included in long-term deposit and prepaid expenses, and the Company’s deferred taxes were in respect of the following:

	September 30,	December 31,
	2022	2021
Deferred tax assets
Provisions for employee rights and other temporary differences	$170	$260
Provisions for bad debt	842	696
Net operating loss carry forward	18,306	12,034
Valuation allowance	(16,425)	(11,226)
Deferred tax assets, net of valuation allowance	2,893	1,764
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	(3,340)	(3,952)
Deferred tax liabilities, net	$(447)	$(2,188)

NOTE 16 — LEGAL PROCEEDINGS

There is no open legal proceeding as of September 30, 2022 and as of today.

NOTE 17 — SUBSEQUENT EVENTS

On October 6, 2022, the Company, Tingo, the representative for the stockholders of the Company, and the representative for Tingo. entered into the Second Amended and Restated Merger Agreement (the “Amended Agreement”) amending and restating the previous Amended and Restated Merger Agreement entered into by the parties on June 15, 2022.

Pursuant to the Amended Agreement, (i) Tingo shall form a British Virgin Islands company and wholly-owned subsidiary (“Tingo Sub”) and transfer into Tingo Sub all of its rights, title, interest and liabilities in all of its other subsidiaries, and (ii) MICT shall form a Delaware corporation and wholly-owned subsidiary (“Delaware Sub”) and cause Delaware Sub to form a British Virgin Islands company and wholly-owned subsidiary of Delaware Sub (“BVI Sub”).

Subject to the terms and conditions set forth in the Amended Agreement, upon the consummation of the transactions contemplated therein (the “Closing”), BVI Sub will merge with and into Tingo Sub (the “Business Combination” and, together with the other transactions contemplated by the Amended Agreement, the “Transactions”), with the BVI Sub continuing as the surviving company in the Business Combination and a wholly-owned subsidiary of Delaware Sub.

Business Combination Consideration

As consideration for the Business Combination, Tingo shall receive from the MICT: (i) 25,783,675 shares of MICT Common Stock equal to approximately 19.9% of the total issued and outstanding MICT Common Stock calculated as at Closing; (ii) 2,604.28 shares of Series A Preferred Stock convertible into 26,042,808 shares of MICT Common Stock equal to approximately 20.1% of the total issued and outstanding MICT Common Stock calculated as at Closing; and (iii) 33,687.21 shares of Series B Preferred Stock convertible into 336,872,138 shares of MICT Common Stock following which Tingo will hold MICT Common Stock equal to 75% of MICT’s outstanding common stock, provided that 5% of the foregoing consideration shall be withheld in Escrow.

38

Escrow

As part of the Amended Agreement, Purchaser Representative, Seller Representative, and a mutually agreeable escrow agent shall enter into an escrow agreement, whereby an amount equal to 5% of the total number of shares of MICT Common Stock, Series A Preferred Stock, and Series B Preferred Stock transferred as part of the consideration for the Business Combination (the “Escrow Property”) shall be held in escrow for a period of up to two years after the Closing of the Business Combination. The Escrow Property shall be the sole source of payment for any obligations incurred by Tingo in relation to any indemnification claims.

Series A Preferred Stock

Upon the approval of MICT’s stockholders, each share of Series A Preferred Stock issued by MICT to Tingo shall automatically convert into 10,000 shares of MICT Common Stock in accordance with the terms of the Series A Preferred Stock certificate of designation (the “Series A Conversion”).

If approval by MICT’s stockholders of the Series A Conversion is not obtained by June 30, 2023, all issued and outstanding shares of Series A Preferred Stock shall be redeemed by MICT in exchange for Tingo receiving 27% of the total issued and outstanding shares of MICT Delaware Sub (“Series A Redemption”).

Series B Preferred Stock

Upon approval by Nasdaq of the change of control of MICT and upon the approval of MICT’s stockholders, each share of Series B Preferred Stock issued by MICT to Tingo shall automatically convert into 10,000 shares of MICT Common Stock in accordance with the terms of the Series A Preferred Stock certificate of designation (the “Series B Conversion”).

If approval by Nasdaq of the change of control of MICT or if approval by MICT’s stockholders of the Series B Conversion is not obtained by June 30, 2023, Tingo shall have the right to (i) cause the Series A Redemption to take place within 90 days; and (ii) cause MICT to redeem all of the Series B Preferred Stock in exchange for (x) $666,666 in cash or (y) an amount of common stock of Delaware Sub equivalent in value to $666,666 (reduced from the aggregate value of the Series B Preferred Stock at issuance, which is $1,000,000).

Amended Purchaser Loan

Simultaneous with the execution of the Amended Agreement, MICT extended to Tingo a loan in the principal amount of $23,700,000 with an interest rate of 5% per year, and which amended and restated a previous loan agreement between MICT and Tingo dated September 28, 2022, for a principal amount of $3,700.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, competitive pressures and constantly changing technology and market acceptance of our products and services and other risks and uncertainties discussed in this annual Form 10-K report. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report and include, but are not limited to, statements regarding the following:

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

Prior to July 1, 2020, MICT operated primarily through its Israel-based then majority-owned subsidiary, Micronet. Micronet, through both its Israeli and U.S. operational offices, designs, develops, manufactures and sells rugged mobile computing devices that provide fleet operators and field workforces with computing solutions in challenging work environments. Micronet’s vehicle portable tablets are designed to increase workforce productivity and enhance corporate efficiency by offering computing power and communication capabilities that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage. Furthermore, users are able to manage the drivers in various aspects, such as: driver behavior, driver identification, reporting hours worked, customer/organization working procedures and protocols, route management and navigation based on tasks and time schedule. End users may also receive real time messages for various services, such as pickup and delivery, repair and maintenance, status reports, alerts, notices relating to the start and ending of work, digital forms, issuing and printing of invoices and payments. Through its SmartHub product, Micronet provides its consumers with services such as driver recognition, identifying and preventing driver fatigue, recognizing driver behavior, preventive maintenance, fuel efficiency and an advanced driver assistance system. In addition, Micronet provides TSPs a platform to offer services such as “Hours of Service.” Micronet previously commenced and continues to evaluate integration with other TSPs. On May 9, 2021, following the exercise of options by certain minority stockholders, the Company’s ownership interest of Micronet was diluted to 49.88% and as a result the Company is no longer required to consolidate Micronet’s financial statements with the Company’s and include Micronet’s operating results in its financial statements. the Company owned 31.47% of the outstanding ordinary shares of Micronet and 26.77% on a fully diluted basis as of September 30, 2022.

Potential Merger with Tingo, Inc.

On May 10, 2022, Tingo, Inc., a Nevada corporation (“Tingo” or the “Seller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MICT Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of MICT (“Merger Sub”), and MICT, Inc., a Delaware corporation (“MICT”).

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

Following the execution of the Amended Merger Agreement, MICT and Tingo explored ways in which the combination of Tingo’s core businesses and MICT could be accomplished with the greatest speed and efficiency and on a tax-free basis. Based upon advice from each of the companies’ advisors, the parties negotiated a Second Amended and Restated Merger Agreement, which restructured the Merger as a multi-phase forward-triangular Merger instead of a single-phase reverse-triangular merger as had been contemplated in the Amended Merger Agreement. On October 6, 2022, MICT and Tingo, as well as individual representatives of each company’s shareholders, executed the Merger Agreement.

On November 9, 2022, Tingo filed a Definitive Information Statement with the U.S. Securities and Exchange Commission to complete the merger. Based on the date of the filing and anticipated mailing of the Information Statement shortly thereafter, the closing of the merger is expected on or about November 30, 2022

Under the terms of the Merger Agreement, Tingo will create Tingo BVI Sub, a newly created entity formed to facilitate the Merger and hold Tingo’s ownership interest in its sole subsidiary, Tingo Mobile Limited (“Tingo Mobile”). MICT will also create a BVI subsidiary, MICT BVI Sub, which will be merged with and into Tingo BVI Sub, with MICT BVI Sub as the surviving corporation and a subsidiary of MICT. The Merger will, therefore, result in Tingo Mobile becoming an indirect wholly owned subsidiary of MICT, and the operations of Tingo Mobile becoming the predominant operations of MICT. The aggregate consideration tendered by MICT to Tingo, the sole shareholder of Tingo Mobile, will consist of newly-issued common stock of MICT equal to 19.9% of its outstanding shares, calculated as of the closing date of the Merger (the “Common Consideration Shares”) and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series A Preferred Stock, Series B Preferred Stock, and the Consideration Shares are collectively referred to herein as “Merger Consideration”.

Preliminary to Merger – Amended Purchaser Loan. Following execution of the Merger Agreement, MICT extended to Tingo a loan in the principal amount of $23,700,000 with an interest rate of 5% per year (the "Amended Purchaser Loan”), and which amended and restated a previous loan agreement between MICT and Tingo dated September 28, 2022, for a principal amount of $3,700,000.

Stage 1 – Closing of Merger and Issuance of Merger Consideration. The first stage of the transaction involves the Merger of MICT BVI Sub with and into Tingo BVI Sub, with MICT BVI Sub as the surviving corporation and as a wholly owned subsidiary of MICT. At the Closing of the Merger, Tingo will receive the Merger Consideration, consisting of the Common Consideration Shares, the Series A Preferred Stock, and the Series B Preferred Stock. Also at the Closing, MICT will add two individuals appointed by Tingo to MICT’s existing board of directors.

Stage 2 – MICT Shareholder Approval of Conversion of Series A Preferred Stock. The second stage of the transaction involves MICT obtaining, subsequent to the Merger Closing, shareholder approval of the conversion of the Series A Preferred Stock (“Series A Conversion”). Following the Series A Conversion, Tingo will hold MICT common stock equal to 40.0% of MICT’s outstanding common stock, calculated as of the Merger Closing.

Stage 3 – Nasdaq Approval of Change of Control and MICT Shareholder Approval of Conversion of Series B Preferred Stock. The third stage of the transaction involves, subsequent to the Series A Conversion, MICT obtaining Nasdaq approval of the change of control of MICT and, concomitantly, MICT shareholder approval of the conversion of the Series B Preferred Stock (“Series B Conversion” and, together with the Series A Conversion, the “Conversions”). Following the Series B Conversion, Tingo will hold MICT common stock equal to 75.0% of MICT’s outstanding common stock, calculated as of the Series B Conversion.

Tingo Mobile is a leading Agri fintech company operating in Africa, with a marketplace platform that empowers social upliftment through mobile, technology and financial access for rural farming communities. Their ‘device as a service’ model allows them to add market leading applications to enable customers to sell their produce, buy farming inputs, buy data top ups, pay bills, buy insurance and access lending services. With 9.3 million existing customers, and having signed a trade deal on October 20, 2022, with the All Farmers Association of Nigeria (AFAN), to add a minimum of 20 million additional subscribers, Tingo Mobile is seeking to expand its operations across select markets in Africa. As part of its international expansion strategy, on November 10, 2022, Tingo Mobile opened a new office in Accra and launched its operations in Ghana, in conjunction with which it signed a trade deal with the Ashanti Kingdom Investment Trust, which included a commitment from the Ashanti Kingdom Investment to enroll a minimum of 2 million new members to Tingo Mobile, and to target to enroll more than 4 million new members. Tingo’s strategic plan is to become the eminent Pan African Agri-Fintech business, delivering social upliftment and financial inclusion to millions of SME farmers and businesses. Whilst the merger is scheduled to close by November 30, 2022, there can be no assurances that the Series A Conversion and Series B Conversion will occur since there are several conditions before the Conversions can complete including, but not limited to, the approval by the shareholders of the Company and a Nasdaq Approval of Change of Control.

As consideration for the Merger, and in the event that both the Series A Conversion and the Series B complete, following the satisfaction of the conditions of the Conversion, Tingo will hold MICT common stock equal to 75.0% of MICT’s outstanding common stock. If though MICT issues additional equity securities, the ownership and voting interests of Tingo in MICT will be proportionately reduced.

In accordance with US GAAP, upon Closing, the Merger will be accounted for as a forward triangular merger under the acquisition method of accounting. Under such method of accounting, MICT will be treated as the accounting acquirer and Tingo BVI Sub and its subsidiaries will be treated as the “acquired” company for financial reporting purposes because, immediately upon the Closing of the Merger, Tingo will hold less than 20.0% of the voting interest of MICT. Therefore, the consideration paid in connection with the Merger will be allocated to Tingo Mobile’s assets and liabilities assumed based on their fair market values. The assets and liabilities and results of operations of Tingo Mobile will be consolidated into the results of operations of MICT as of the effective time of the Merger. These allocations will be based upon a valuation that has not yet been finalized.

The following diagram illustrates the Company’s current corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of September 30, 2022:

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

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Beijing Fucheng. The term of the loan under this agreement shall start from the date when the loan is actually paid and shall continue until the shareholders repay all the loan in accordance with this agreement. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Beijing Fucheng’s operating expenses, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits. As of September 30, 2022 the loans were not drawn.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of Beijing Fucheng to Bokefa in accordance with relevant laws and provisions as provided in the agreement, or upon written notice by Bokefa to the shareholders. In consideration for Bokefa’s loan arrangement, the shareholders have agreed to grant Bokefa an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Bokefa. Upon request by Bokefa, Beijing Fucheng is obligated to distribute profits to the shareholders of Beijing Fucheng, who must remit those profits to Bokefa immediately. Beijing Fucheng and its shareholders are required to act in a manner that is in the best interest of Bokefa with regards to Beijing Fucheng’s business operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021.

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

These business activities conducted by MICT in combination with the completion of the above acquisitions, contributed to the following P&L items:

Revenues

Net revenues for the three and nine months ended September 30, 2022 were $13,757,000 and $35,278,000, respectively, compared to $18,515,000 and $39,791,000 for the three and nine months ended September 30, 2021, respectively. This represents a decrease of $4,758,000 and $4,513,000 for the three and nine months ended September 30, 2022, respectively, as compared to the same period last year.

Net revenues related to the MRM segment for the three and nine months ended September 30, 2022 were $0 and $0, respectively, as compared to $0 and $726,000, for the three and nine months ended September 30, 2021 and reflects a decrease of $0 and $726,000 for the three and nine months ended September 30, 2022. MRM revenues were solely contributed by Micronet. The change is attributed to the consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not the first quarter of 2022 as described above.

Net revenues related to the insurance platform segment for the three and nine months ended September 30, 2022 were $13,749,000 and $35,232,000, as compared to $18,515,000 and $39,065,000 revenues for the three and nine months ended September 30, 2021, respectively, and reflects a decrease of $4,766,000 and $3,833,000, for the three and nine months ended September 30, 2022, respectively. On the one hand we have increase from the VIE transaction with All Weather which we started to consolidate their financial results and business lines of All Weather into our business once the transaction was consummated on July 1, 2021, on the other hand we have decrease in revenues from Guangxi Zhongtong as a result of the lockdown in certain cities and regions due to COVID-19.

Net revenues related to the online stock trading platform segment for the three and nine months ended September 30, 2022 was $8,000 and $46,000, respectively as compared to $0 and $0 revenues for the three and nine months ended September 30, 2021, respectively and reflects an increase of $8,000 and $46,000, for the three and nine months ended September 30, 2022, respectively. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021, (as further detailed above). As the global stock markets trading keep going downwards, we stopped market campaign in the beginning of the year.

Cost of revenues

Cost of revenues for the three and nine months ended September 30, 2022 were $10,563,000 and $28,746,000, respectively, compared to $15,769,000 and $34,436,000 for the three and nine months ended September 30, 2021, respectively. This represents a decrease of $5,206,000 and $5,690,000, for the three and nine months ended September 30, 2022 as compared to the same period last year.

Cost of revenues related to the MRM segment for the three and nine months ended September 30, 2022 were $0 and $0, as compared to $0 and $716,000 for the three and nine months ended September 30, 2021, respectively, and reflects a decrease of $0 and $716,000 for the three and nine months ended September 30, 2022, respectively. The change is attributed to the consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not in 2022 as described above.

Cost of revenues related to the insurance platform segment for the three and nine months ended September 30, 2022, were $10,543,000 and $28,706,000, respectively, as compared to $15,769,000 and $33,720,000 for the three and nine months ended September 30, 2021, respectively, and reflects a decrease of $5,226,000 and $5,014,000, respectively, for the three and nine months ended September 30, 2022. The decrease is attributed from Guangxi Zhongtong as a result of the lockdown in certain cities and regions due to COVID-19.

Cost of revenues related to the online stock trading platform segment for the three and nine months ended September 30, 2022 was $20,000 and $40,000 as compared to $0 and $0 Cost of revenues for the three and nine months ended September 30, 2021, respectively, and reflects an increase of $20,000 and $40,000, for the three and nine months ended September 30, 2022, respectively. The increase is attributed to the acquisition of Magpie that was finalized on February 26, 2021, (as further detailed above).

Gross profit

Gross profit for the three and nine months ended September 30, 2022 was $3,194,000 and $6,532,000, respectively, and represents 23% and 18% of the revenues. This is in comparison to gross profit of $2,746,000 and $5,355,000, representing 15% and 13% of the revenues, for the three and nine months ended September 30, 2021, respectively, and reflects an increase of $448,000 and $1,177,000, for the three and nine months ended September 30, 2022 as compared to the same period last year. The increase was primarily attributable due to the change in the insurance product mix in each quarter..

Gross profit related to the MRM (Micronet) segment for the three and nine months ended September 30, 2022 were $0 and $0, respectively, as compared to gross profit of $0 and $10,000 for the three and nine months ended September 30, 2021, respectively, and reflects a decrease of $0 and $10,000 for the three and nine months ended September 30, 2022. MRM Gross profit were solely contributed by Micronet The change is attributed to the consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not in 2022 as described above.

Gross profit related to the insurance platform segment for the three and nine months ended September 30, 2022 were $3,206,000 and $6,526,000, respectively, as compared to $2,746,000 and 5,345,000 for the three and nine months ended September 30, 2021, respectively, and reflects an increase of $460,000 and $ 1,181,000, for the three and nine months ended September 30, 2022 as compared to the same period last year. The increase is attributed due to the change in the insurance product mix in each quarter.

Gross profit (loss) related to the online stock trading platform segment for the three and nine months ended September 30, 2022 were $(12,000) and $6,000, respectively, as compared to $0 and $0 gross profit for the three and nine months ended September 30, 2021, and reflects a decrease of $12,000 and increase of $6,000, respectively, for the three and nine months ended September 30, 2022 as compared to the same period last year. The change is attributed to the acquisition of Magpie that was finalized on February 26, 2021 (as further detailed above).

Selling and Marketing Expenses

Selling and Marketing expenses are part of operating expenses. Selling and marketing cost for the three and nine months ended September 30, 2022, were $1,321,000 and $4,873,000, respectively, as compared to expenses of $1,521,000 and 3,874,000 for three and nine months ended September 30, 2021. This represents a decrease of $200,000 and increase of $999,000, for the three and nine months ended September 30, 2022 as compared to the same period last year. The change is attributed to the increase in Selling and Marketing expenses related to the insurance companies offset by decrease in the online stock trading platform in the third quarter. The increase in the insurance platform is mainly a result of increase in Selling and Marketing expenses in a total amount of $542,000 and $666,000, for the three and nine months ended September 30, 2022. offset by the change from the acquisition of online stock trading platform segment that was finalized on February 26, 2021 a decrease in a total amount of $742,000 and increase of $333,000, for the three and nine months ended September 30, 2022. As the global stock markets trading keep going downwards, we stopped market campaign in the beginning of the year.

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the three and nine months ended September 30, 2022 were $9,233,000 and $30,224,000, respectively, compared to $6,618,000 and $26,039,000 for the three and nine months ended September 30, 2021, respectively. This represents an increase of $2,615,000 and $4,185,000, for the three and nine months ended September 30, 2022 as compared to the same period last year. The increase in general and administrative is mainly a result of (i) a decrease associated with the issuance costs of shares and options to Directors, officers, employees and service providers in a total amount of $7,010,000 a non-cash expenses; and; (ii) a decrease in retainer for professional advice from various services providers, in connection with the completion of the public offering closed in February 2021 and March 2021 in a total amount of $924,000 (iii) increase in expenses related to the insurance companies as well as increase in the online stock trading platform. The increase associated with the salary expenses following the acquisition of new subsidiaries and VIEs transactions during 2021 in a total amount of $3,505,000 and; (iv) an increase associated with the rent and maintenance expenses following the acquisition of new subsidiaries and VIEs transactions during 2021 in a total amount of $165,000, and; (v) increase in merger transaction expenses related to the Tingo transaction in the amount of $4,889,000, and; (vi) increase in Doubtful debt in a total amount of $1,114,000.

Research and Development Expenses

Research and development expenses are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three and nine months ended September 30, 2022 were $568,000 and $1,509,000, respectively, compared to $396,000 and $1,015,000 for the three and nine months ended September 30, 2021, respectively. This represents an increase of $172,000 and increase of $494,000, for the three and nine months ended September 30, 2022, as compared to the same period last year. The increase is attributed to the (i) increase in $432,000 and $870,000 for the three and nine months ended September 30, 2022, as compared to the same period last year related to the development of the insurance core system and sales platform offset by; (ii) decrease of $261,000 and $145,000 for the three and nine months ended September 30, 2022, as compared to the same period last year related to the development of the Stock trading application and; (iii) a decrease of $0 and $231,000 for the three and nine months ended September 30, 2022, as compared to the same period last year from consolidation of the MRM segment (Micronet) results with the company during the first quarter of 2021 but not in 2022 as described above.

Loss from Operations

Our loss from operations for the three and nine months ended September 30, 2022 were $8,715,000 and $32,455,000, respectively, compared to loss from operations of $6,521,000 and $27,874,000, respectively, for the three and nine months ended September 30, 2021. The increase in loss from operations is mainly a result of the increase in operating expenses as mention above.

Financial Income (Expense), Net

Financial income (expenses), net for the three and nine months ended September 30, 2022 were $371,000 and expenses of $718,000, respectively, compared to an income of $336,000 and $61,000 for the three and nine months ended September 30, 2021, respectively. This represents an increase in financial income of $35,000 and increase in financial expenses of $779,000, respectively, for the three and nine months ended September 30, 2022. The change in financial expenses, net for the three and nine months ended September 30, 2022, is primarily due to the exchange rate.

Net Loss Attributed to MICT, Inc.

Our net loss attributed to MICT, Inc. for the three and nine months ended September 30, 2022, were $7,671,000 and $30,694,000 compared to $5,328,000 and $28,185,000, for the three and nine months ended September 30, 2021. This represents an increase of $2,343,000 and increase of $2,509,000 for the three and nine months ended September 30, 2022, as compared to the same period last year. The increase for the three and nine months ended September 30, 2022 is mainly a result of the increase in General and administrative expenses mainly from one time merger transactions with Tingo.

Liquidity and Capital Resources

As of September 30, 2022, our total cash balance was $68,351,000, as compared to $94,930,000 as of December 31, 2021. This reflects a decrease of $26,579,000 in cash for the reasons described below.

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

On September 28, 2022, the Company agreed to replace the Note with a new note (“New Note”), pursuant to which the amount of the Loan granted under the New Note is $3,700,000, with all other terms remaining in effect without a change.

On October 6, 2022, the Company extended to Tingo a loan in the principal amount of $23,700,000 with an interest rate of 5% per year, and which shall amend and restate the loan agreement between MICT and Tingo dated September 28, 2022, for a principal amount of $3,700 (the “Previous Loan”). Pursuant to the Amended Purchaser Loan.

Debt Repayment

As of September 30, 2022, the Company had short-term loans from others of $761,000 comprised as follows: $592,000 loans of All Weather Insurance Agency that bear an interest of 0% will be repaid on December 31, 2022. The $169,000 loans of Guangxi Zhongtong that bears an interest of 10% will be repaid before December 31, 2022.

Total Current Assets, Trade Accounts Receivable and Working Capital

As of September 30, 2022, our total current assets were $96,287,000, as compared to $127,497,000 as of December 31, 2021. The decrease is mainly due to the decrease in our cash as described above.

Our trade accounts receivable as of September 30, 2022, were $9,084,000 as compared to $17,879,000 as of December 31, 2021.

As of September 30, 2022, our working capital was $76,621,000, compared to $102,107,000 as of December 31, 2021. The decrease is mainly due to the decrease in our cash as described above.

	For the Nine Months Ended September 30,
	2022	2021
	USD in thousands	USD in thousands
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(22,489)	$(35,081)
Net Cash Used in Investing Activities	(3,297)	(6,487)
Net Cash Provided by (Used in) Financing Activities	(723)	117,601
Translation adjustment on cash and restricted cash	(99)	207
Cash and restricted cash at Beginning of Period	97,347	29,049
Cash and restricted cash at end of period	$70,739	$105,289

Cash Flow from Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $22,489,000, which primarily consists of net loss of $31,413,000 and various non-cash items of $8,924,000, as well as (1) changes in deferred tax, net of $1,741,000, (2) changes in trade account receivable of $(7,681,000), (3) changes in trade accounts payable of 5,858,000, (4) changes in deposit held on behalf of clients of $1,606,000, (5) changes in other current assets of $ 766,000, (6) changes in other current liabilities of $(2,207,000), (7) changes in related party of $(491,000), (8) changes in long-term deposit and prepaid expenses of $(316,000), (9) changes in right of use assets of $(210,000), and (10) change in lease liabilities of $200,000, and (11) change in accrued interest and exchange rate differences on Short-term loan of $173,000.

For the nine months ended September 30, 2021, net cash used in operating activities was $35,081,000, which consists of the net cash used in operating activities of $6,450,000 and with net loss of $28,631,000. The total net cash used in operating activities primarily consisted of: (1) Stock-based compensation for employees and consultants of $(585,000), (2) Loss from loss of control in Micronet of $(1,934,000), (3) gain from equity investment of $636,000, (4) Depreciation and amortization of $ (2,416,000), (5) Changes in assets and liabilities of $ 10,748,000.

Cash Flow from Investing Activities

For the nine months ended September 30, 2022, we had net cash used in investing activities of $3,297,000, which consisted of (1) net cash used in investing of purchase of property and equipment of $131,000 and (2) receipt of loan back from Micronet of $(534,000) (3) loan to Tingo $3,700,000.

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

Cash Flow from Financing Activities

For the nine months ended September 30, 2022, we had net cash used in financing activities of $723,000, which solely consisted of repayment of loan to others.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

●	Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Transaction and the Acquisition. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such charges do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Expenses related to the settlement agreements - These expenses relate to a settlement agreement as described in part III -Item 1. Legal Proceedings of this reports. We believe that these expenses do not reflect our operational performance. Therefore, we exclude them to provide the investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Stock-based compensation - is share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

●	Options-based compensation – Refers to compensation components which includes stock options awards granted to certain employees, officers, directors or consultants of the Company. This is a noncash personal compensation component for our employees, officers, directors or consultants and its cost to the Company is calculated based on B&S. This these costs attributed to the grant of stock options are irrelevant to the forward-looking analyses and are not necessarily linked to our operational performance.

The following table reconciles, for the periods presented, GAAP net loss attributable to MICT to non-GAAP net income attributable to MICT. and GAAP loss per diluted share attributable to MICT to non-GAAP net loss per diluted share attributable to MICT.

	Nine months ended September 30,
	(Dollars in Thousands, other than share and per share amounts)
	2022	2021
GAAP net loss attributable to MICT, Inc.	$(30,694)	$(28,185)
Amortization of acquired intangible assets	2,381	2,301
Expenses related to settlement agreements	143	566
Options- based compensation	286	585
Stock-based compensation	3,818	9,869
Income tax-effect of above non-GAAP adjustments	(614)	(604)
Total Non-GAAP net loss attributable to MICT, Inc.	$(24,680)	$(15,468)

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.19)	$(0.15)
Weighted average common shares outstanding used in per share calculations	126,184,400	109,222,674
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.24)	$(0.26)
Weighted average common shares outstanding used in per share calculations	126,184,400	109,222,674

	Three months ended September 30,
	(Dollars in Thousands, other than share and per share amounts)
	2022	2021
GAAP net loss attributable to MICT, Inc.	$(7,671)	$(5,328)
Amortization of acquired intangible assets	787	733
Expenses related to settlement agreements	-	34
Options- based compensation	50	127
Stock-based compensation	-	1,501
Income tax-effect of above non-GAAP adjustments	(204)	(190)
Total Non-GAAP net loss attributable to MICT, Inc.	$(7,038)	$(3,123)

Non-GAAP net loss per diluted share attributable to MICT, Inc.	$(0.05)	$(0.03)
Weighted average common shares outstanding used in per share calculations	129,566,207	121,419,308
GAAP net loss per diluted share attributable to MICT, Inc.	$(0.06)	$(0.05)
Weighted average common shares outstanding used in per share calculations	129,566,207	121,419,308

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 and management concluded that our disclosure controls and procedures over financial reporting is not effective at the reasonable assurance level due to the material weaknesses described below.

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

Other than as described above, there were not changes has occurred in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other.

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no open legal proceeding as of September 30, 2022 and as of today.

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

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from MICT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICT, INC.

Date: November 14, 2022	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Chief Executive Officer

Date: November 14, 2022	By:	/s/ Kevin Chen
		Name:	Kevin Chen
		Title:	Chief Financial Officer (Principal Financial Officer)