Form 10-K
period 2022-12-31
Tingo Group, Inc.
filed 2023-03-31
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2022 to December 31, 2022

Commission file number 001-35850

TINGO GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0016420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 West Grand Avenue, Suite 3, Montvale	NJ 07645
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 225-0190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	TIO	Nasdaq Capital Market

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock, $0.001 par value, of the registrant held by non-affiliates, as of June 30, 2022 was approximately $59,822,058 based on a per share price of $0.5688, the price at which the common stock was last sold as of June 30, 2022.

As of March 31, 2023, there were 163,727,382 shares of the issuer’s common stock outstanding.

i

Unless the context provides otherwise, all references in this Annual Report on Form 10-K for the year ended December 31, 2022, or this Annual Report, to “TINGO GROUP,” “we,” “us,” “our,” the “Company,” the “Registrant” or similar terms, refer to TINGO GROUP, Inc., together with our wholly-owned subsidiaries and entities control under VIE’s arrangements (as defined below). Unless otherwise noted, all references to “dollars” or “$” are to United States dollars and all references to “NIS” are to New Israeli Shekels, and all references to “NGN” are to legal currency of the People’s Republic of Naira, and all references to “HK DOLLARS” are to legal currency of the People’s Republic of Hong Kong,  and all references to “RMB” are to legal currency of the People’s Republic of China; Our website address is included several times in this Annual Report as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Form 10-K do not constitute guarantees of future performance and actual results could differ materially from those contained in the forward-looking statements. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, future financial and operational performance, our anticipated future growth strategy, including the recent merger with the sole operating subsidiary of Tingo, Inc and the integration of the two companies after the merger, or the acquisition of other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

ii

PART I

Item 1. Business.

TINGO GROUP, Inc. (the “Company”) was formed as a Delaware corporation on January 31, 2002 under the name Lapis Technologies, Inc. On March 14, 2013, we changed our corporate name to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary, Enertec Systems Ltd., we changed our name to MICT, Inc. On February 27, 2023, following the merger transaction with Tingo., we changed our name to TINGO GROUP, Inc. Our shares have been listed for trading on The Nasdaq Capital Market since April 29, 2013 under the symbol “TIO”.

The Company is a holding company conducting financial technology business and agri-fintech business through its subsidiaries and entities, both wholly-owned and controlled through various VIE arrangements (“VIE entities”, together with the Company, the “Group”), which are located mainly in Africa, Southeast Asia and the Middle East. The Group’s business has changed materially since December 1, 2022, following the completion of two material acquisitions of Tingo Mobile and Tingo Foods, the details of which are described under Acquisition of Tingo Mobile, Acquisition of Tingo Foods, and About Tingo Group Holdings below.

We currently operate in 3 segments and following the acquisition of Tingo Foods we will be operating in 4 segments i) Verticals and Technology, comprising of our operations in China where we have 3 VIE Entities through which we operate, mainly, our business of insurance brokerage.; ii) Online Stock Trading, comprising mainly the operation of Magpie Securities Limited (“Magpie”) through which we operate the business of online stock trading, mainly out of Hong Kong and Singapore; (iii)Comprehensive Platform Service which includes the operations of Tingo Mobile described above and includes the operations of Tingo Mobile for the month of December; and (iv) Tingo Foods, (purchased by the Company in February 2023) which commenced food processing operations in September 2022 .

Since July 1, 2020, following the completion of the Company’s acquisition of GFHI (the “GFHI Acquisition”) the Group has been operating in the financial technology sector. GFHI is a financial technology company with a marketplace in China, as well as the wider Southeast Asia area and other parts of the world and is currently in the process of building various platforms for business opportunities in different verticals and technology segments to capitalize on such technology and business, including the completion of the Company’s recent acquisitions of Tingo Mobile and Tingo Foods. The Company plans to increase its capabilities and its technological platforms through acquisition and licensing technologies to support its growth efforts, particularly in the agri-fintech, payment services, digital marketplace and financial services sectors.

In China, the Company is principally focused on developing insurance broker business and products across approximately 130 insurance branches in China through its subsidiaries and VIE entities, with planned expansion into additional markets. The Company has developed highly scalable proprietary platforms for insurance products (B2B, B2B2C and B2C) and financial services/products (B2C), the technology for which is highly adaptable for other applications and markets.

Following GFH Intermediate Holdings Ltd (“Intermediate”) acquisition of Magpie, a Hong Kong securities and investment services firm, on February 26, 2021 and the subsequent regulatory approval from the Hong Kong Securities and Futures Commission (“HKSFC”), Magpie is licensed to carry on Type 1 (dealing in securities), Type 2 (dealing in futures contracts), Type 4 (advising on securities) and Type 9 (asset management) regulated activities in Hong Kong.

Magpie launched Magpie Invest, a global stock trading app, on September 15, 2021. It is a proprietary technology investment trading platform that is currently operational in Hong Kong. Magpie has memberships/registrations with the Hong Kong Stock Exchange (“HKSE”), the London Stock Exchange (“LSE”) and the requisite Hong Kong and China Direct clearing companies. The Company’s financial services business and first financial services product, the Magpie Invest app, is able to trade securities on National Association of Securities Dealers Automated Quotations (” NASDAQ”) , New York Stock Exchange (“NYSE”) , TMX, HKSE, China Stock Connect, LSE, the Frankfurt Stock Exchange and the Paris Stock Exchange.

The growth of Magpie will continue to be realized and executed through the Company’s business development efforts, which include the pivot of Magpie’s strategic focuses to B2B, white-label and payment services in response to the change in market conditions for the retail client sector that materialized in 2022. In order to strengthen Magpie’s offering to potential B2B and white-label clients, and enable the broadening of its product offering, management made the decision to apply for a Capital Markets License (“CMS License”) from the Monetary Authority of Singapore (“MAS”), which was granted in full on September 20, 2022. Magpie’s CMS License enables it to offer several new products, including leveraged foreign exchange products and contracts for differences (“CFDs”), including CFDs on commodities prices and crypto-currency prices.

The following diagram illustrates the Company’s current corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of December 31, 2022:

Acquisition of Tingo Mobile

Overview. On December 1, 2022, the Company acquired Tingo Mobile Limited, an agri-fintech business based in Nigeria (“Tingo Mobile”), from Tingo Inc., a Nevada corporation (“TMNA”). The acquisition was accomplished via a multi-phase forward triangular subsidiary merger. Under the terms of the Merger Agreement we entered into with TMNA and representatives of the shareholders of each of TMNA and the company (“Merger Agreement”), TMNA contributed its ownership of Tingo Mobile to a newly organized holding company incorporated in the British Virgin Islands (“Tingo BVI Sub”). TMNA then merged Tingo BVI Sub with and into MICT Fintech Ltd., a wholly-owned subsidiary of the company organized in the British Virgin Islands (“MICT Fintech”), resulting in Tingo Mobile being wholly-owned by the Company (hereinafter, the “Merger”).

Consideration Provided. As consideration for Tingo Mobile, we issued to TMNA 25,783,675 shares of our common stock, equal to 19.9% of our outstanding shares, calculated as of the closing date of the Merger (the “Common Consideration Shares”) and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”).

Key Terms of Series A Preferred Stock. Upon the approval of our stockholders, the Series A Preferred Stock will convert into 20.1% of the outstanding shares of our common stock, calculated as of the closing date of the Merger. If such shareholder approval is not obtained by June 30, 2023, all issued and outstanding shares of Series A Preferred Stock must be redeemed by us in exchange for TMNA receiving 27% of the total issued and outstanding shares of Tingo Group Holdings, LLC, a Delaware-incorporated subsidiary of the company (“TGH”) that is the immediate parent company of MICT Fintech, which in turn would reduce the Company’s interests in TGH and therefore Tingo Mobile by 27%. See TGH Group Structure below.

Key Terms of Series B Preferred Stock. Upon approval by Nasdaq of the change of control of the company and upon the approval of our stockholders, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of our common stock, calculated as of the closing date of the Merger, giving TMNA an aggregate ownership of 75.0% of our outstanding common stock, if both the Series A and series B preferred stock are converted in full. If such shareholder or Nasdaq approval is not obtained by June 30, 2023, TMNA will have the right to cause us to redeem all of the Series B Preferred Stock for (x) $666,666,667 or, (y) an amount of common stock of TGH equivalent in value to $666,666,667.

Loan to TMNA. In connection with the Merger Agreement, we also loaned $23.7 million to TMNA. The loan bears interest at 5.0% per annum and matures on May 10, 2024.

Acquisition of Tingo Foods

Overview. On February 9, 2023, the company and MICT Fintech acquired from Dozy Mmobuosi, Tingo Mobile Founder and Chief Executive Officer all of the outstanding share capital of Tingo Foods PLC (“Tingo Foods”), a Nigerian public limited company that has operated in the food processing industry since its inception in September 2022. As part of its expansion strategy, Tingo Foods plans to fit out and operate a state-of-the-art food processing facility in the Delta State of Nigeria, which is expected to be the largest of its kind in Africa and scheduled for completion by the end of the first half of 2024. We agreed to fit out the Tingo Foods facility with the necessary processing equipment and further agreed to require Tingo Foods to enter into a long-term ground lease for the facility, with lease payments to commence when the facility becomes operational.

Consideration Provided. As consideration for Tingo Foods, we issued Mr. Mmobuosi a senior secured promissory note in the principal amount of $204 million, bearing interest at 5.0% per annum and maturing in 24 months.

About Tingo Group Holdings

TGH (and together with its subsidiaries, the “TGH Group”) is a Delaware limited liability company and a wholly-owned subsidiary of the Company. TGH is the leading Agri-Fintech company operating in Africa, with a comprehensive portfolio of innovative products, including a ‘device as a service’ smartphone and pre-loaded platform product. As part of its globalization strategy, TGH and its wholly owned subsidiary, Tingo Mobile Limited (“Tingo Mobile”), have recently begun to expand internationally and entered into trade partnerships that are contracted to increase the number of subscribed farmers from 9.3 million in 2022 to more than 32 million, providing them with access to services including, among others, the Nwassa ’seed-to-sale’ marketplace platform, insurance, micro-finance, and mobile phone and data top-up. Tingo Group’s other Tingo business verticals include: TingoPay, a SuperApp in partnership with Visa that offers a wide range of B2C and B2B services including payment services, an e-wallet, foreign exchange and merchant services; Tingo Foods, a food processing business that processes raw foods into finished products such as rice, pasta and noodles; and Tingo DMCC, a commodity trading platform and agricultural commodities export business based out of the Dubai Multi Commodities Center.

Tingo Mobile’s Nwassa platform is believed to be Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology that enables users to access markets in which they operate. Using Tingo Mobile’s ecosystem, farmers can ship produce from farms throughout Nigeria, in both retail and wholesale quantities. Tingo Mobile’s system provides real-time pricing, straight from the farms, which eliminates middlemen. The customers of Nwassa users pay for produce bought using available pricing on the platform.

Although TGH has a large retail subscriber base, its business model is essentially a business-to-business-to-consumer (“B2B2C”) model. Each of TGH’s current subscribers is a member of one of a small number of cooperatives with whom a subsidiary of TGH has a contractual relationship, which facilitates the distribution of Tingo-branded smartphones into the various rural communities of user farmers/agri-workers. Through TGH’s smartphones and proprietary applications imbedded in the phones, TGH is able to provide a wider array of agri-fintech services and generate diverse revenue streams as described in more detail herein.

Services offered to TGH’s retail subscribers include smart phone leasing, an agri-marketplace, airtime top ups, utility payment services, bill-pay and e-wallet, insurance products and access to finance and lending services. The TGH Group offers its services to the agricultural market through the Nwassa platform and has recently launched a general B2C and B2B fintech platform and super-app, in partnership with Visa, branded as TingoPay.

On October 19, 2022, Tingo Mobile, signed an agreement with the All Farmers Association of Nigeria (AFAN), the umbrella body of the 56 recognized commodities and agricultural associations in Nigeria. Under the terms of the agreement, AFAN committed to add a minimum of 20 million additional subscribers to Tingo Mobile’s customer base. These new subscribers are expected to be comprised principally of owners of small and medium-sized agricultural enterprises throughout the country.

On November 10, 2022, Tingo Mobile opened a new regional head office in Ghana and launched operations there. In conjunction with the launch, Tingo Mobile also announced an agreement with the Ashanti Investment Trust, the investment arm of the Ashanti Kingdom, to enroll a minimum of 2 million new members in Ghana with Tingo Mobile within 120 days of signing and has agreed on a target to increase such enrollments to at least 4 million members.

On December 14, 2022, Tingo Mobile launched in Malawi as a strategic base from which to expand into East Africa and target neighboring countries such as Tanzania, Zambia, and Mozambique.

In addition to its agri-fintech business, on December 12, 2022, TGH launched its global commodities trading platform and export business (“Tingo DMCC”) from the Dubai Multi Commodity Centre (the “DMCC”) to facilitate offtake and export of agricultural commodities from both its existing customer base and new customers. Through the strong relationships between Tingo Mobile and the cooperatives and other parties it deals with in Nigeria and Ghana, TGH has secured access to significant quantities of agricultural produce for export, including wheat, millet, cassava, ginger, cashew nuts, cocoa and cotton.

On February 9, 2023, TGH acquired the entire share capital of Tingo Foods, which commenced food processing operations in September 2022, generating more than $400 million of revenue in its first four months of trading. Through Tingo Foods, the TGH Group expects to enhance its ability to integrate agricultural producers into the ’seed to sale’ value chain and digital ecosystem.

A key element of the growth plans for Tingo Foods is the development of its own food processing facility. To this end, through a joint venture, Tingo Foods has committed to build and operate a state-of-the-art $1.6 billion food processing facility in the Delta State of Nigeria, which is expected to be completed by the end of the first half of 2024. Tingo Foods estimates that its part of the build and fit-out costs will amount to approximately $500 million, which it expects to fund out of a combination of retained earnings and debt finance. The new facility is expected to multiply the size of Tingo Food’s processing capacity and revenues, allowing it to expand its current product range of rice, pasta, noodles, and other staple foods into new product areas such as tea, coffee, cereals, chocolate, biscuits, cooking oils, non-dairy milks, carbonated drinks, and mineral water, while also materially expanding its capacity for the offtake of produce from its farmers and increasing its supply into TGH’s commodity trading platform and export business. In line with its Environmental, Social and Governance (“ESG”) commitments, Tingo Foods has entered into a partnership with a third party company in the UK, Evtec Energy Plc, who have committed to fund and build a $150 million net zero carbon emission solar plant, to provide a sustainable and low-cost energy source to power its multi-billion dollar food processing facility. Through this first-of-its-kind facility in Nigeria, Tingo Foods aims to reduce Africa’s reliance on the import of finished food and beverage products and to increase exports of made-in-Africa produce, which in turn is expected to reduce the prices of finished products and significantly reduce shipping miles and carbon emissions.

As part of the TGH Group’s strategy to leverage its fintech platforms, infrastructure and the Tingo brand, it recently launched the TingoPay Super App in partnership with Visa. TingoPay broadens TGH’s reach outside of the agricultural sector, targeting retail customers of any age (18+) and demographic. TingoPay customers can apply for a Tingo Visa card and then access it via the TingoPay Super App, so as to make online transactions in their domestic or foreign currencies, as well as to manage their cards, set up repeat payments and access transaction statements. The Tingo Visa card’s interface with the TingoPay super app and e-wallet also allows customers to use their digital money easily and securely for both online and physical payments anywhere Visa is accepted. Additionally, TingoPay’s users can benefit from a broad selection of value-added services, including the ability to pay utilities and bills, top-up airtime and data, make funds and forex transfers, apply for loans, arrange pensions, purchase insurance products, make travel bookings and access the Nwassa agricultural produce marketplace. TingoPay and the Tingo Visa partnership are also expected to deliver significant benefits to businesses, in particular farmers and other Small and Medium Enterprises (SMEs) across all sectors. The integration of Visa’s range of merchant services with TingoPay’s commerce portal and the Nwassa marketplace, enables businesses to accept payments easily and securely in any currency from both retail and business customers, and use the TingoPay e-wallet to immediately fund purchases of inputs and make other payments.

TGH has an experienced management team, led by Dozy Mmobuosi, who founded Tingo Mobile in 2001 and serves as the TGH Group CEO. Mr. Mmobuosi is supported by an executive management team and has additional senior management personnel within each of its subsidiaries who are responsible for executing the TGH Group’s business strategy and day-to-day operations.

The TGH Group currently has trading operations in Nigeria, Ghana and Malawi in connection with Tingo Mobile, TingoPay and Tingo Foods, and Dubai in connection with the commodity trading platform and export business. In addition, TGH Group has administrative offices in the United States and the United Kingdom, which handle certain of the management and finance activities of the Company.

TGH Strategy

The TGH Group aims to be the leading fintech and agri-fintech business in Africa, before expanding into Southeast Asia and certain other parts of the world, delivering financial inclusion and financial upliftment to its customers, including to rural farming communities through the Company’s agri-fintech platform and products.

●	ESG Initiatives. Global climate change provides a challenge to sustainable production and food security. A key area of global interest under the United Nations Sustainable Development Goals (“SDGs”) and environmental, social and governance (“ESG”) impact investing is social upliftment. TGH’s strategy and market execution naturally includes ESG principles and provides an opportunity to address SDGs, including food security, in Africa and globally. TGH seeks to accomplish this through its full range of agri-fintech products, including its Nwassa platform, its global commodity platform and export business and its Tingo Food food processing business. As noted above, TGH aims to align with SDGs and related initiatives, such as gender equality through upliftment of female entrepreneurship, financial inclusion, poverty alleviation and zero hunger.

●	Strategic Initiatives. TGH opportunistically reviews potential partnerships and mergers and acquisitions. TGH intends to identify key strategic partners and potential acquisitions that it believes can accelerate the TGH Group’s expansion towards becoming the leading agri-fintech operator in Africa, Southeast Asia and other emerging markets. TGH believes that pursuing a select number of investments in the agri-tech, banking services and fintech sectors can provide a strong pathway to enhance its proven activities in Nigeria and replicate them elsewhere, and TGH will continuously evaluate such opportunities. As TGH continues to grow, it intends to develop further strategic relationships and projects related to enhancing and expanding its capabilities and the development of the services that the TGH Group offers.

●	Agri-Fintech and Value-Added Services. TGH generates income from agri-fintech and value-added services, including, but not limited to:

●	Mobile device leasing ‘Device-as-a-Service’ (12-month contracts);

●	Airtime and data top-ups;

●	Nwassa (Agri-marketplace platform and value added transaction services);

●	Utilities and other bill pay services through its electronic wallet solution; and

●	Cross-sell fees from referrals for insurance and lending services offered by strategic partners.

●	Export Services. In connection with the launch of Tingo DMCC, TGH intends to provide various services related to its export business, either directly or outsourced to third parties, including:

●	Procurement;

●	Invoicing, billing, and collections;

●	Warehousing and storage;

●	Logistics services, including loading, unloading, transport, and delivery; and

●	Customs clearance and certified inspection.

●	Food Processing Services. In connection with the acquisition of Tingo Foods, TGH aims to become the preferred buyer of surplus agricultural produce in Africa and elsewhere, and a leading processor of finished food and beverage products.

Tingo Foods’ goal in Africa is to reduce the continent’s reliance on the import of finished food and beverage products and increase its exports of made-in-Africa produce between countries within the continent, as well as to the rest of the world. This is expected to reduce the prices of finished goods for Africa’s consumers, while also creating a substantial environmental benefit by reducing the current need to export raw food materials outside of the continent for processing only to then import the finished and more expensive products back into Africa. To enable Tingo Foods to significantly accelerate its growth and increase capacity, it has entered into a joint venture to construct and operate a $1.6 billion state-of-the-art food processing facility in Nigeria, which is expected to the largest of its kind in Africa. Tingo Foods expects to construct and open more food processing facilities in Africa and other key markets as it grows and as it secures the supply of more agricultural produce through Nwassa platform using Tingo Mobile.

●	Key Strategies. TGH intends to achieve growth and build competitive advantages through the following key strategies:

●	Increasing the number of TGH users in Nigeria, including through new partnerships with additional agricultural cooperatives;

●	Extending TGH’s services to other African countries, in addition to Nigeria, Ghana, and Malawi, where the TGH Group currently operates — these may include Tanzania, Zambia, Mozambique, Uganda and Kenya. TGH is conducting a detailed review with its corporate advisors to determine how best it can optimize and develop market entry strategies based on its proven success in Nigeria and, most recently, Ghana and Malawi;

●	In the medium term, expanding TGH’s services to countries outside of Africa, including China, other countries in Southeast Asia and certain countries in South America;

●	Expanding the Tingo DMCC commodity platform and export business across the globe;

●	Increasing the food and beverage processing capacity of Tingo Foods, including in to other countries within Africa and into other parts of the world; and

●	Further diversifying the TGH B2C and B2B customer base outside of the agricultural sector, with products such as TingoPay, Tingo Visa products, new app based products and a range of payment and foreign exchange services.

TGH Group Structure

The TGH Group structure has been organized to facilitate expansion within Africa, the integration of Tingo Foods into the company’s agricultural value chain, as well as the creation of TGH’s commodity export financing subsidiary in Dubai. The organizational structure of the TGH Group is represented in the following diagram (other non-agri-fintech subsidiaries of the company not shown):

Operations and Business Model

A key challenge in Africa’s agricultural value chain is the weak link between rural small holder farmers and demand centers in urban areas. TGH has developed the Nwassa platform to connect farmers directly with wholesale and retail purchasers, as well as experienced experts and suppliers. Farmers and farm cooperatives connect with brokers, arrange for storage and transportation of their produce, and ultimately obtain improved economic outcomes through higher product prices and lower storage and transportation losses. Since the launch of Nwassa in 2020  adoption and usage of the platform has grown rapidly.

Approximately 98% of TGH’s customers are active users of the Nwassa platform, and the platform processes approximately $1 billion USD in gross transaction value (GTV) on a monthly basis. In addition, TGH has invested in a cell-on-wheels platform to boost network and wireless coverage in regions with low wireless coverage in an effort to ensure its customers have consistent access to TGH services and Nwassa whenever such is required.

We believe that, as the TGH Group’s business continues to grow, it is positioned to benefit from operating leverage and economies of scale. In particular, TGH is able to provide incremental value-added services to its large customer base.

●	Customers. TGH, principally through Tingo Mobile, its wholly-owned subsidiary, has consistently maintained over 9.3 million customers since 2014, with a focus on supporting customers who primarily work in the agricultural sector, which is now expected to grow through the recently signed trade partnerships with the All Farmers Association of Nigeria, who have contracted to enrol a minimum of 20 million new farmers, and the Kingdom of Ashanti in Ghana, who have contracted to enrol between 2 million and 4 million+ farmers, as well as the recent launch into Malawi, and other such geographical expansion and new trade partnerships in the future. Tingo Mobile has been able to do this though a unique and efficient B2B2C business model. A member of the TGH Group contracts with farming cooperatives and other associations who engage their large agricultural customers to utilize Tingo’s products and services. TGH’s customers are a mix of farmers (small holder and subsistence), and individuals who work in storage, transportation and logistics across the agricultural value chain. The number of customers stated above represents the number of mobile handset devices that have been distributed, with 1 year (12 month) contracts, to members of TGH’s partner farmers’ cooperatives and those making monthly (12) lease payments, via the cooperatives, to TGH. TGH then provides additional services to the members of the cooperatives as described herein, primarily through the Nwassa platform.

1.	Low Attrition.

●	Because TGH contracts with agricultural cooperatives and associations who facilitate access to branded mobile devices and services to their members, attrition or “churn” rates have been consistently less than 1% over the last nine years. The members of the farmers’ cooperatives have the option to sign up to TGH’s non-cancellable agreements for a 1-year leasing period. While these are non-cancelable agreements, there are instances whereby the farmers may cease making payments. However, as noted above, there has been a churn rate of less than 1% over each leasing cycle.

●	Customer count and activity on TGH’s various platforms are key drivers of its revenue. TGH currently generates revenue from the following sources:

●	Outright Sales of Mobile Phones. In 2020, Tingo Mobile sold 3.1 million handsets to a distributor based in Kenya, and in Q4 2021 Tingo Mobile sold an additional 2.9 million handsets to a non-agricultural cooperative in Nigeria. In Q3 2022, Tingo Mobile sold an additional 87,508 mobile devices in a bulk sale. TGH will likely seek to pursue similar sales opportunities in the future.

●	Mobile Voice and Data Service. Through a Mobile Virtual Network agreement with Airtel, Tingo Mobile provides its customers in Nigeria with voice and data services. Each month its customers receive 2,500 airtime minutes, 10 free SMS text messages outside the Tingo network, 100 free SMS messages within the Tingo network and 500 MB data for a monthly access fee of circa $3.00 USD (using 414 USD/NGN exchange rate) per month. This fee is shared with Airtel, of which TGH’s share (16%) equates to USD $0.48 per user per month.

●	Nwassa Platform. TGH’s proprietary platform, Nwassa, supports Nigeria’s agricultural value chain with market access and provides users with a variety of agri-tech and fintech services, including:

●	Access to agricultural markets for crops, packaging, warehousing, and cargo logistics;

●	Digital wallet services, including sending and receiving domestic payments, monitoring cash flow in real time and securely holding money;

●	Access to other third-party services such as utility bill payment, virtual airtime top-up, insurance services, and alternative lending solutions. For each third-party service or product purchased by its customers, TGH receives an introducer fee or commission:

●	Utility bill payment, airtime sales and commodity sales: 4% commission;

●	Insurance on the insureds mobile handsets of 100 NGN (or foreign equivalent) per subscriber, the USD equivalent is $0.24 per subscriber using 414 NGN/USD exchange rate;

●	Lending: TGH receives a commission on each loan arranged with third party lenders via the platform;

Tingo Pay. The Tingo Pay app was launched in February 2023. Tingo Pay offers the following services:

●	Tingo wallet top-up;

●	Peer-to-peer payments (including merchant payments at stores);

●	Utility and expense payments (e.g., airtime, broadband, cable, electricity, water, hotels, flights);

●	Pension payments; and

●	QR code payment services.

Separate to its Tingo Mobile, Nwassa and TingoPay businesses, TGH has diversified into the Tingo DMCC commodity trading platform and export business and the Tingo Foods food processing business, both of which aim to meet the globe’s increasing shortfall in food and beverage product supply and to tackle the world’s food security crisis. Tingo DMCC and Tingo Foods currently generate revenues from the following sources:

●	Tingo DMCC. The commodity trading platform and export business of Tingo DMCC facilitates through its operations in Dubai the sales of agricultural produce from farming cooperatives in Africa, as well as from other suppliers, and brokers the sale of such produce to distribution companies, wholesalers, supermarket groups and other large-volume buyers wherever they are in the world.

●	Tingo Foods. Having commenced trading in September 2022, Tingo Foods was acquired by TGH on February 9, 2023. To date, Tingo Foods has outsourced its processing activities to third-party food processing plants in Nigeria, for which Tingo Foods arranges the supply of raw crops, as well as the customers for the finished processed foods. Tingo Foods aims to open its own state-of-the-art food processing facility in Nigeria by the end of the first half of 2024, which will enable it to significantly expand its product range and also multiply the size of its processing capacity and revenues.

Competition

In Nigeria and the other African countries in which TGH operates, it competes with a large number of mobile phone carriers. Current competitors may seek to intensify their investments in those markets and also expand their businesses into new markets. Competitive pressure from current or future competitors or TGH’s failure to quickly and effectively adapt to a changing competitive landscape could adversely affect its growth. Current or future competitors may offer lower prices and enhanced features, and, as a result, TGH may be forced to lower its prices and upgrade its phones and network in order to maintain its market share.

With respect to TGH’s payment services, TGH faces competition from financial institutions that offer payment processing services, debit and credit card service providers, other offline payment options and other electronic payment system operators, in each of the markets in which TGH operates. TGH expects competition to intensify in the future, as existing and new competitors may introduce new services or enhance existing services. New entrants tied to established brands may engender greater user confidence in the safety and efficacy of their services.

We believe that developing and maintaining awareness of the Tingo brand is critical to achieving widespread acceptance of the Tingo network and is an important element in attracting new users. Furthermore, we believe that the importance of brand recognition will increase as competition in TGH’s markets increases. Successful promotion of the Tingo brand will depend largely on the effectiveness of TGH’s marketing efforts and its ability to ensure that the Tingo network remains reliable, and useful at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses TGH incurs in building its brand. If TGH fails to successfully promote and maintain its brand or incurs substantial expenses in an unsuccessful attempt to promote and maintain its brand, TGH may fail to attract new customers and cooperative partners or to grow or maintain its telecommunications network.

If TGH fails to compete effectively, it may lose existing users and fail to attract new users, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

Market and Industry Trends

Africa is the second-largest continent by land mass and population. The continent is also the youngest by far, with a median age of 19.7 years for its 1.3 billion people in 2020. Tingo believes the building blocks for growth in Africa’s agriculture industry are in place and that it is well positioned to participate in the growth of this key demographic segment.

In a report by The Economist, Sub-Saharan Africa’s population is growing at a pace of 2.7% per year, which is more than twice as fast as the populations of South Asia 1.2% and Latin America 0.9%. At the current growth rate, the continent’s population will double by 2050. Africa’s younger population represents a significant opportunity for growth in the demand for agricultural commodities. This younger generation is also being born into a “networked” world and is more comfortable using technology to achieve their goals. In addition, Africa’s governments are increasingly focused on improving business conditions for entrepreneurs and small businesses on the continent. Sub-Saharan Africa’s World Bank Doing Business rank has improved by approximately 20 points: from 45 in 2004 to 65 in 2020. This trend appears likely to continue and will encourage the establishment of new ventures across a variety of economic sectors, including agriculture.

Foreign direct investment (FDI) to African countries hit a record $83 billion in 2021, according to UNCTAD’s World Investment Report 2022 published on 9 June. This was more than double the amount reported in 2020, when the COVID-19 pandemic weighed heavily on investment flows to the continent. Despite the strong growth, investment flows to Africa accounted for only 5.2% of global FDI, up from 4.1% in 2020. Foreign direct investments into Africa will likely continue to help resolve significant infrastructure constraints and create value in the agricultural sector.

Nigeria is the largest economy and the most populous country in Africa and is therefore central to the continent’s growth. According to an Oxford Business Group 2021 report, agriculture accounts for 14% of total GDP in sub-Saharan Africa, and a majority of the continent’s population is employed in the sector. Agriculture is therefore central to African livelihoods as many of sub-Saharan Africans are small holder farmers and the FAO estimates that Africa holds 60% of the world’s uncultivated arable land.

In Nigeria, the agricultural industry employs 36% of the labour force and represents 22% of the country’s GDP according to a PWC report. Despite the scale of the agricultural industry in Nigeria, relative productivity remains disappointing. Nigeria’s suboptimal agricultural productivity is driven by several factors, including broken linkages to demand centers, inefficient capital allocation for the purchase of inputs, and underdeveloped and fragmented access to services. Tingo aims to play a significant role in resolving these issues.

Technology, Manufacturing and Distribution

TGH continuously invests in its technology, data collection and analytics capabilities, operating primarily through TGH-employed developers in Nigeria. TGH’s research and development activities focus on the production, maintenance and operation of new and existing products and services. We believe the development of TGH’s technology serves as an investment in future growth that will enhance consumer experience and satisfaction. We may seek to increase investments into TGH’ technology and data capabilities in the future.

In March 2020, Tingo Mobile entered into a mobile phone procurement contract with UGC Technologies Company Limited, with located in Shenze Town, China. In January 2022, Tingo Mobile entered into an agreement with Bullitt Mobile Limited, based in Reading, England, who are a supplier of branded cellular telephone products and accessories. We made the decision to diversify Tingo Mobile’s supplier base given the many challenges experienced by companies with globally distributed supply chains through the Covid-19 pandemic.

UGC Technologies Company Limited and Bullitt Mobile Limited are the TGH Group’s sole suppliers of mobile phones at present. The procurement contract with UGC Technologies Company Limited allows TGH to raise purchase orders in line with its customer demand and provides capacity to meet demand from wholesale customers. In addition, TGH is exploring opportunities to establish relationships with other production partners.

Intellectual Property

Intellectual property rights are important to TGH’s business. We rely on copyright laws in the United States and other jurisdictions to establish and protect its intellectual property rights. However, these laws provide only limited protection. Although we takes steps to protect the TGH Group’s intellectual property rights, we cannot be certain that the steps taken will be sufficient or effective to prevent unauthorized access, use or copying. Moreover, others may seek to infringe on, misappropriate, or otherwise violate TGH’s intellectual property rights. Policing the unauthorized use of TGH’s intellectual property rights can be difficult. The enforcement of TGH’s intellectual property rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when TGH’s rights have been infringed, misappropriated, or otherwise violated.

In addition, aspects of TGH’s platform and services include software covered by open-source licenses. The terms of various open-source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on TGH’s services.

Although TGH relies on intellectual property rights in its business, it also seeks to preserve the integrity and confidentiality of its intellectual property rights through appropriate technological restrictions, such as physical and electronic security measures.

Employees, Contract Personnel and Human Capital Resources

TGH employs approximately 30 executive, marketing, and administrative personnel, inclusive of its executive officers. The TGH Group has approximately 409 full-time employees, 38 part-time employees, and approximately 20,000 part-time, commission-only self-employed agents who work with TGH’s farmer cooperatives and the All Farmers Association of Nigeria. The self-employed agents act representatives and liaisons between Tingo Mobile, the cooperatives / AFAN and the farmers enrolled with Tingo Mobile and the Nwassa platform, assisting the farmers to utilize the services of Tingo Mobile and Nwassa and generate more transaction throughput, and to deal with any customer services requirements.

TGH understands that its success depends on its ability to attract, train and retain its employees and contract personnel. TGH strives to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong company culture.

Facilities

The TGH Group’s largest office is in Lagos, Nigeria, where the bulk of its operations and support personnel are located. Tingo also has offices located in Accra in Ghana, Lilongwe in Malawi and in Dubai.

In the United States and the United Kingdom, TGH subleases office space on a month-to-month basis.

Government Regulation

Telecommunications Regulation

NCC Act. The primary statute and set of regulations governing the telecommunications sector in Nigeria is the Nigerian Communications Act (2003) (the “NCC Act”) and regulations made under it. Also relevant are the Wireless Telegraphy Act (1966), as amended (the “WT Act”), Cybercrimes (Prohibition Prevention, Etc.) Act (2015), the National Information Technology Development Agency Act (2007) and, to the extent that telecommunications companies may wish to use spectra ordinarily reserved for broadcast, the National Broadcast Commission Act (1992) and the respective regulations made under these statutes. The NCC Act is the key regulatory framework for the Nigerian telecommunications industry. The NCC Act stipulates rules relating to the classes of licenses, licensing processes and offenses for failure to comply with the provisions of the Act. It established the Nigerian Communications Commission (“NCC”) as a federal agency and regulator charged with the responsibility of facilitating investments in and entry into the Nigerian market for the provision and supply of communication services, equipment and facilities, granting and renewing communications spectrum and operating licenses and the promotion of fair competition in the communications.

Nigerian Communications Commission (NCC). The NCC is the independent national regulatory authority for the telecommunications industry in Nigeria. It is responsible for stimulating investments in the sector and creating an enabling environment for competition among operators in the industry. The NCC is mandated to monitor all significant matters relating to the performance of all licensed telecommunications service providers and publish annual reports. The powers of the NCC range from the issuance of various licenses relating to the provision of communications services, equipment, and products, to regulating competition, issuing spectrum and numbering resources for the industry.

Licensing Framework for the Nigerian Telecommunications Sector. License requirement Section 32 of the NCC Act empowers the NCC to issue communication licenses for the operation and provision of communication services or facilities by way of class or individual license on such terms and conditions as the NCC may from time to time determine. No person can operate a telecommunications system or facility, or provide a communications service in Nigeria, unless authorized to do so under a communications license or exempted under regulations made by the NCC. The NCC also issues an ‘international sub-marine cable infrastructure landing station services license’, which allows the licensee to land, install, operate and manage submarine cable infrastructure in Nigeria. The license is typically for a period of 20 years or such other period as may be imposed by the regulator.

Technical Standards and Duties to End Customers. The NCC Act and guidelines issued pursuant to it prescribe technical standards to which Tingo Mobile’s partner Airtel Nigeria is required to adhere. Under Section 130 of the NCC Act, the NCC must publish technical codes and specifications for telecommunication equipment and facilities to be used in Nigeria. It is an offense to use any technical equipment or system which hinders network inter-operability, or which compromises public safety. The NCC must also conduct type approval tests and issue certificates in respect of communications equipment and facilities to be used in Nigeria. It is an offense punishable by fine or imprisonment to sell or install any communications equipment or facilities without first obtaining the NCC’s type approval test certificate. The NCC regularly publishes technical standards applicable to all telecommunications equipment to be used in Nigeria on its website, as well as lists of approved handsets and telecommunications equipment that have been tested and approved by the NCC for use in Nigeria.

Universal Service Obligations. The NCC Act empowers the NCC to design, manage and implement a universal service system that will promote widespread availability and usage of network services and application services throughout Nigeria. The NCC furthers this objective by encouraging the installation of network facilities and the provision of network services and applications to institutions in underserved areas and communities.

Federal Ministry of Communications. The Federal Ministry of Communications for Nigeria is responsible for policy formulation as it pertains to the information and communications technology sector. Its policy direction drives activities and developments within the sector. The Federal Ministry of Communications is mandated to facilitate universal, ubiquitous and cost-effective access to communications infrastructure and to utilize information and communications for job creation, economic growth and transparency in governance.

Anti-Money Laundering Act and Anti-Money Laundering Regulations. Section 1 of the Nigeria Money Laundering (Prohibition) Act, 2011 (the “MLA”) provides that no body corporate shall, except in a transaction concluded through a financial institution, make or accept cash payment of a sum exceeding ₦10 million (approximately $27 thousand USD). Section 2 of the MLA places a reporting obligation on any body corporate transferring funds or securities exceeding $10 thousand USD or its equivalent to or from a foreign country. The relevant body corporate is required to report in writing, within seven days of the transaction, to the Central Bank of Nigeria and the Nigerian SEC.

Data Protection Laws

The Consumer Code of Practice Regulations. The Consumer Code of Practice Regulations (2007) (the “CCP Regulations”) issued by the NCC regulates data protection in the telecommunications sector. The CCP Regulations obligate NCC licensees to take all steps reasonable to prevent the “inappropriate” and “inadvertent” disclosure of customers’ information. The CCP Regulations also prohibit the transfer of the information of customers to third parties except as consented to by the customers or as permitted or required by the NCC or other applicable legal or regulatory requirements. Licensees that collect customers’ information are required to adopt and implement a policy regarding the proper collection, use and protection of that information and ensure that other licensees to whom they disclose such information have adopted the consumer information policy.

The Nigeria Data Protection Regulations. The Nigeria Data Protection Regulations (2019) (the “NDPR”) safeguard the rights of natural persons to data privacy and prohibit the manipulation of personal data. The NDPR applies to all transactions intended for the processing of personal data and the actual processing of personal data, notwithstanding the means by which the data processing is conducted or intended to be conducted, and in respect of natural persons present in Nigeria and natural persons residing in Nigeria or residing outside Nigeria but of Nigerian descent (the “Data Subject”). The NDPR imposes a duty of care on anyone entrusted with or in possession (“Data Controller”) of any information relating to a Data Subject (including but not limited to names, photographs, bank details, posts on social networking sites, and IP addresses) (“Personal Data”). A Data Controller will be held accountable for acts and omissions in respect of data processing and in accordance with the principles of handling Personal Data in the NDPR which are: (a) collection and procession of Personal Data in line with the specific, legitimate and lawful purpose consented to by the Data Subject; (b) adequacy, accuracy and non-prejudice of Personal Data; (c) storage during a reasonable period of need; and (d) security against all foreseeable hazards and breaches including but not limited to cyber-attack, manipulations and damage by exposure to natural elements.

The consent of the Data Subject must be obtained by the Data Controller before processing the Personal Data of the Data Subject. In obtaining consent, the specific purpose of collection must be made known to the Data Subject. The Data Controller has an obligation to ensure that consent is not obtained by fraud, coercion or undue influence. Consent should also not be sought, given or accepted in any circumstance that will engender the direct or indirect propagation of criminal acts or antisocial conduct.

Legal Proceedings

In November 2017, the Nigeria Economic and Financial Crimes Commission (“EEFC”) brought a criminal charge (Case No. 6491C/2017) in the High Court of Lagos State, Nigeria, against Mr. Mmobuosi in connection with Tingo Mobile’s issuance of checks, amounting to approximately $72,000 in the aggregate, to three of Tingo Mobile’s suppliers. Payment on the checks was stopped due to a dispute with the suppliers over the delivery of services underlying the payments. These suppliers filed a petition with the EEFC who, in turn, filed the charge described above against Mr. Mmobuosi in his individual capacity as signatory for Tingo Mobile, as remitter of the checks.

The payment dispute between the suppliers, on the one hand, and Tingo Mobile, on the other hand, should have been resolved in a civil proceeding, particularly given that Tingo Mobile did have sufficient funds in its accounts to honor the checks, which would have been a prerequisite to defending a successful criminal charge. The suppliers, however, opted instead to file a petition with the EEFC against Tingo Mobile and Mr. Mmobuosi.

During the pendency of the charge, in April 2018, each of the suppliers entered into separate settlement agreements, dropping all charges against Tingo Mobile. Each of the suppliers also sent separate letters to the EEFC, informing the EEFC of their settlements and withdrawal of charges. Following the settlements and explanatory letters, the parties expected that the EEFC would, sua sponte, file a dismissal with the High Court.

As several years passed and the EEFC did not take action on its own to adjudicate or dismiss the charge, on June 28, 2022, counsel to Mr. Mmobuosi filed a Motion in the High Court of Lagos State in the Ikeja Judicial Division to dismiss the charges. The Motion has, thus far, been unopposed by the EEFC and any such opposition is not expected. We expect the matter to be dismissed later in 2023.

One or more members of the TGH Group is, from time to time, also involved in various de minimus legal proceedings before courts in the jurisdictions where we operate in the ordinary course of TGH’s business, and may also be subject to such proceedings in other countries. None of these proceedings is expected to have a material effect upon the TGH Group’s financial condition or results of operations.

TINGO GROUP’s Insurance Business Platform

The Company, through acquisitions from July 1, 2020 through July 2021 , holds several insurance businesses, that operate via its VIEs entities and subsidiaries, including one insurance brokerage company, Beijing Fucheng, and two insurance agency companies, All Weather and Guangxi Zhongtong, the Company conducts insurance brokerage and agency businesses in China and operates an online platform for sales of a wide range of insurance products, including, but not limited to, automobile insurance, property and liability insurance, life insurance and health insurance, which products are underwritten by over forty insurance companies in China.

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

On August 23, 2021, Beijing Yibao Technology Co., Ltd (“Beijing Yibao”), Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), and two shareholders of Guangxi Zhongtong entered into a capital increase agreement pursuant to which Beijing Yibao will invest approximately RMB30 million (USD 4.7 million) into Guangxi Zhongtong. On October 21, 2021, Beijing Yibao transferred the funds separately and the transaction closed. As a result of the transaction, Beijing Yibao now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the closing, the previous agreements consummated on January 1, 2021 per the GZ Frame Work Loan became null and void, and the loan should be repaid by the shareholders before December 31, 2023.

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

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the registered shareholders of Beijing Fucheng. The term of the loan under this agreement shall start from the date when the loan is actually paid and shall continue until the shareholders repay all the loan in accordance with this agreement. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Beijing Fucheng’s operating expenses, and should be exclusively repaid by transferring shares of Beijing Fucheng to Bokefa when PRC Law permits. As of December 31, 2022, the loans were not drawn.

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

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholders pledged all their equity interest in All Weather to Bokefa as security for their obligations pursuant to the other agreements. Bokefa has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Bokefa.

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

VIE agreements with Tianjin Dibao:

On April 2, 2022, Shanghai Zheng Zhong Energy Technologies Co., Ltd, Tianjin Dibao, and nominee shareholder of Tianjin Dibao entered into six agreements, described below, pursuant to which Zheng Zhong Energy is deemed to have a controlling financial interest and be the primary beneficiary of Tianjin Dibao. Tianjin Dibao is deemed a VIE of Zheng Zhong Energy.

Loan Agreement

Pursuant to this agreement, Zheng Zhong Energy agreed to provide loans to the shareholder of Tianjin Dibao. The term of the loan shall start from the date when the loan is actually paid. The agreement shall terminate when the shareholder repay the loan. The loan should be used solely to purchase Tianjin Dibao’s 76% equity, and should be exclusively repaid by transferring shares of Tianjin Dibao to Zheng Zhong Energy when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of Tianjin Dibao to Zheng Zhong Energy in accordance with relevant laws and provisions in the agreement, or upon written notice by Zhengzhong Energy to the shareholder. In consideration for Zheng Zhong Energy’s loan arrangement, the shareholder have agreed to grant Zheng Zhong Energy an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Zheng Zhong Energy. Upon request by Zheng Zhong Energy, Tianjin Dibao is obligated to distribute profits to the shareholder of Tianjin Dibao, who must remit the profits to Zheng Zhong Energy immediately. Tianjin Dibao and its shareholder are required to act in a manner that is in the best interest of Zheng Zhong Energy with regard to Tianjin Dibao’s business operations.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholder pledged all of their equity interest in Tianjin Dibao to Zheng Zhong Energy as security for their obligations pursuant to the other agreements. Zheng Zhong Energy has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Zheng Zhong Energy.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Tianjin Dibao and its shareholders agree that the legal person, directors, general manager and other senior officers of Tianjin Dibao should be appointed or elected by Zhengzhong Energy. Tianjin Dibao and its shareholder agree that all the financial and operational decisions of Tianjin Dibao will be made by Zheng Zhong Energy.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Zhengzhong Energy agrees to provide exclusive technical consulting and support services to Tianjin Dibao and Tianjin Dibao agrees to pay service fees to Zheng Zhong Energy.

Entrustment and Power of Attorney Agreement

The shareholder of Tianjin Dibao agreed to entrust all their rights to exercise their voting power and any other rights as shareholder of Tianjin Dibao to Zheng Zhong Energy. The shareholder of Tianjin Dibao have each executed an irrevocable power of attorney to appoint Zheng Zhong Energy as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until the deregistration of Tianjin Dibao.

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

Products and Services

The Company started to set up its insurance business team in China in November 2020. The Company entered into VIE Agreements with one insurance brokerage company, Beijing Fucheng, and two insurance agency companies, All Weather and Tianjin Dibao , to conduct its insurance brokerage and agency businesses. As of the date of this Annual Report, the Company has 130 insurance business branches in China and a business operation team with approximately 324 employees. In addition, the Company has established collaboration relationships with leading insurance companies in China, such as The People’s Insurance Company of China Limited, Ping An Insurance, Pacific Insurance, Sunshine Insurance and Dadi Insurance. For the year ended December 31, 2022, the Insurance Companies generated income from sales of insurance products through insurance agents, which is the traditional sales model, aka “B (business) to A (agent)” model, and recognized $57.3 million of revenues in this verticals and technology segment.

The Company sells insurance products, mainly consisting of automobile insurance, property and liability insurance products, life insurance products and health insurance products, as insurance brokers agencies for insurance companies in China.

Automobile Insurance Products

The Company’s primary insurance products are automobile insurance. The standard automobile insurance policies the Company sells typically have a term of one year and cover damage caused to the insured vehicle from collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. The Company also sell standard third-party liability insurance policies, which cover bodily injury and property damage caused in an accident involving an insured vehicle to a person not in the insured vehicle.

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

Other Innovative Insurance Products

The Company has also worked together with a number of insurance companies to develop proprietary insurance products, such as student safety insurance, migrant workers’ wage guarantee insurance, golf sports insurance and loan credit guarantee insurance.

Services

In order to enhance customer satisfaction, the Company also provides customers with insurance plan proposal and claim service. Based on risk characteristics of the customer, the Company conducts an in-depth analysis of the risks a customer may encounter, and then uses the analysis as the basis to develop a customized risk management and transfer plan for the customer.

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

Customers

Through the VIE entities and its subsidiaries, the Company sells insurance products and provides insurance proposal and claim services to both individual and institutional customers, including but not limited to automobile owners, small, medium and large companies, employers, employees, students and their parents, migrant workers, golf players and so on. By providing quality insurance products and premium services to customers, the Company strives to build a loyal customer base.

Licenses

The VIE entities and our subsidiaries have obtained necessary approvals and licenses from the relevant PRC regulatory entities to operate insurance brokerage and agency business in China. The Company is the only company in China that has National Insurance Brokerage License, the National and Regional Insurance Agency License and the Insurance Adjuster License. The National Insurance Brokerage License enables us not only to sell policies to customers across the most developed China both online and offline, but also to design and develop insurance products and policies by ourselves as broker, which products and policies are underwritten by insurance companies, to better meet customers’ needs. The Insurance Agency License allows us to process the business all over China and locally at designated provinces by connecting to numerous insurance companies and sell a variety of existing insurance products and policies. Insurance Adjuster License allows us to inspect property damage or personal injury claims and collect information from all parties involved and assess the amount of insurance claims. Lastly but not least, we are also licensed to operate insurance brokerage and agency business through internet, which enable us to promote our products and service online to establish a cost-efficient, scalable and sustainable customer acquisition model.

Currently, Beijing Fucheng owned trough VIE’s structure has valid National Insurance Brokerage License, and All Weather owned trough VIE’s structure and Guangxi Zhongtong hold valid National and Regional Insurance Agency Licenses and Insurance Adjuster License. The relevant entities have also obtained the ICP licenses to conduct insurance transactions online, which allows customer to evaluate and purchase insurance products and/or receive customer services online.

Competitive Strengths

The Company believes the following strengths contribute to its success and differentiate the Company from its competitors:

●	Strong and Proven Execution Capabilities. The Insurance Business Platform have 324 employees. Of these employees, 96 were employed in marketing positions, 69 were employed in Customer Services & Risk positions and the remainder were employed in finance, research and development, management and administrative positions. Most of them have over 10 years of experience in insurance industry. These employees are located in our 115 insurance business branches in China. Our management team have a long track record of operating through large retail stores in China. We could take this advantage to explore potential insurance sales channels.

●	Unique and Comprehensive Insurance Licenses. We are the only company in China that has National Insurance Brokerage License, the National and Regional Insurance Agency License and the Insurance Adjuster License. Insurance agencies are entities that have obtained an insurance agency license from the regulator and engage in the sale of insurance products for, and within the authorization of, insurance companies. Insurance brokers are entities that have obtained an insurance broker license from the regulator and generally act on behalf the insurance applicants in seeking insurance coverage from insurance companies. Some insurance brokers also engage in reinsurance brokering and act on behalf of insurance companies in their dealings with reinsurance companies. Insurance adjuster firms are entities that have been approved by the regulator to engage in insurance adjusting activities such as the assessment, survey, authentication and loss estimation. With the licenses we are able to process the business throughout most of developed China, as well as rural areas across China, develop and provide comprehensive products and services by connecting to numerous insurance companies. With the broad business scope in which the licenses allow us to operate, we are able to serve 384 million car drivers on car insurance and repairing services, 280 million students in school and colleges and their parents on safe insurance and health insurance and 500 million farmers in rural areas on health insurance and life insurance.

●	Business Relationships. we have established collaboration relationships with a number of other companies, including oil and gas sector, financial services sector, large internet portals and other insurance companies in the PRC, to promote our insurance products and after-market and after-sales services offerings to their customers.

●	National Network. We have built up a nationwide service network including over 130 insurance business branches and 30 provinces in China. Any insurance agent, no matter where he or she lives, can register at our local branch and be qualified as an insurance agent. These branches have signed business cooperation agreements with hundreds of local insurance companies to sell their developed insurance products in the region and provide insurance after-sales services for policyholders.

●	Brand Awareness. We have established ourselves as a trusted brand through our VIE entities and subsidiaries. We are able to provide standard services with the prestigious brand across China.

Business Challenges

The Company is, and expects for the foreseeable future to be, subject to all the risks and uncertainties, inherent to a development-stage business and in a developing industry in China. These risks and challenges are, among other things:

●	we operate in an industry that is heavily regulated by relevant governmental agencies in China;

●	we rely on contractual arrangements with VIE entities and our subsidiaries, including Tianjin Dibao Technology Development Co. Ltd, Beijing Fucheng and All Weather, and their respective shareholders for our operations in China, which arrangement may not be as effective in providing operational control as direct ownership;

●	our management may lack expertise, human and capital resources to implement important strategic initiatives in all branches across China;

●	we may require additional capital to develop and expand our operations which may not be available to us when we require;

●	our marketing and growth strategy may not be successful;

●	our business may be subject to significant fluctuations in operating results; and

●	we may not be able to attract, retain and motivate qualified professionals.

Business Strategy

The Company’s business strategy is to:

●	Upgrade the online insurance plan to attract more insurance agents users for insurance sales through the Company’s platform. The Company plans to devote significant efforts to upgrading online platform to attract individual and institutional insurance agents to register on the Company’s platform and share commissions. The Company’s platform will provide the application programming interface to insurance agents and allow them to register as the Company’s insurance agents, sell insurance policies under the Company’s licenses with the Company’s platform. It will also enable the agents to have access to a vast selection of insurance products and receive higher commission on the Company’s platform through competitive pricing. The platform will also provide registered insurance agents (individuals or stores) with one-stop services, such as online insurance business training, business development, product promotion, policy issuing, claims settlement and after-sales service.

●	Increase automobile insurance product offering. The Company plans to build comprehensive online automobile insurance after-market service features on its insurance platform to (i) connect automobile insurance customers with thousands of auto repair shops and auto wash stores nationwide and (ii) provide customers auto membership services, including online gas card recharge, online shopping, insurance claim settlements, roadside assistance, car wash appointment and maintenance and promotion coupons, insurance loyalty points and other related supporting services for insurance members. Through this platform, the Company will provide competitive insurance products and build a one-stop customer service system, including mobile billing function, online payment, inspection, loss assessment, online claim settlement and car purchase loans.

●	Enhance business partner network and expand distribution network. The Company is currently negotiating collaboration agreements with large organizations in postal industry and gas stations industry, lottery stores, tobacco stores, car wash and maintenance chain stores all of which have big traffic of customers. The Company aims to transform the salesperson from the retail stores into users of the Company’s insurance platform and sell the insurance products online via the platform. Through the implementation of the B (business) to A (agent) to C (customer) and both online and offline promotion service model, the Company will lay out the sales scenarios of auto insurance and non-auto insurance products to reach insurance customers offline and provide customers with insurance product sales and after-sales claim services online. The Company also plans to expand its distribution network through opening more local branches in a number of selective major cities throughout China.

●	Recruit talents and build a stronger sales force. The Company, through its VIE entities and our subsidiaries, has recruited a team of accomplished insurance industry and technology specialists, including senior executives from several of China’s largest listed and unlisted insurance companies, as well as from a number of China’s leading technology companies. The Company continues to recruit talents to join its professional team and sales force.

●	Build a comprehensive and loyal customer base. In light of our expanded business and prospect, the increased recognition of our brand, and the latest market development, we have aim to focus on serving 384 million car drivers on car insurance and repairing services, 280 million students in school and colleges and their parents on safe insurance and health insurance and 500 million farmers in rural area on health insurance and life insurance.

Stock Trading and Wealth Management Platform: Magpie Invest

The Company launched Magpie Invest, a global stock trading app, on September 15, 2021, through its wholly owned subsidiary, Magpie Securities Limited (“Magpie”).

Magpie Invest is a proprietary technology investment trading platform. The Magpie Invest technology allows the platform to currently connect to seven major stock exchanges with the ability to connect to other major exchanges as the business need arises.

BI Intermediate (Hong Kong) Limited obtained an approval from the HKSFC on February 22, 2021 and successfully acquired Huapei Global Securities, Ltd. (“Huapei”), a licensed corporation in Hong Kong that is allowed to carry on Type 1 (dealing in securities), Type 2 (dealing in futures contracts), Type 4 (advising on securities) and Type 9 (assent management) regulated activities in Hong Kong, on February 26, 2021. Huapei subsequently changed its name to Magpie Securities Limited on May 27, 2021.

Magpie is a participant of the SEHK (Hong Kong Stock Exchange) & HKSCC (Hong Kong Securities Clearing Company) and the China Connect program, which allows for mutual market access between the Hong Kong Stock Exchange and the mainland Chinese stock exchanges. Magpie is also the member of London Stock Exchange.

Magpie has recently expanded into Singapore through its application for a Capital Markets Services License (“CMS License”) from the Monetary Authority of Singapore (“MAS”), which was approved in full on September 20, 2022. Magpie’s Singapore operations and trading are scheduled to commence by early second quarter of 2023. The CMS License allows Magpie to offer new products, including leveraged foreign exchange and contracts for difference (“CFDs”) on stocks, index futures and commodities.

Magpie currently employs more than 25 full-time employees and 10 contract staff and aims to expand into additional jurisdictions and geographical markets, both within Asia and other regions.

In response to significant changes in retail client behaviors in the trading of global equity markets, and driven by the rise in global interest rates and the end of COVID-19 restrictions in early 2022, Magpie pivoted its business strategy to a “B2B” Brokage-as-a-Service model. Magpie is currently progressing this strategy with major banks and financial services companies in various jurisdictions. However, the continued uncertainty in the global markets has posed challenges to Magpie’s pursuit of this strategy and the execution of contracts with such banks and financial services companies.

The Platform for Securities Trading

Magpie believes it offers a unique user experience built upon a scalable and secure platform. The platform is currently designed to serve the emerging affluent Chinese and Southeast Asian population and diaspora, and targets generation Z and the millennial markets. Magpie is pursuing an opportunity to facilitate a shift in the wealth management industry and build a digital gateway into broader financial services. The platform is designed to provide a user experience that integrates clear and relevant market and company data, and easy to use trade execution.

Magpie aims to continue to enhance its proprietary technology and build a comprehensive, user-oriented and cloud-based platform that is fully licensed to conduct securities brokerage business on a global basis by expanding its license portfolio. Magpie Invest serves as one of the foundations from which the Company can execute its growth strategy of building a broader financial services platform.

Magpie provides investing services through a proprietary digital platform, which is accessible through any mobile device operating on iOS and Android, and more recently on other electronic devices via its web-based platform which was launched during the third quarter of 2022. The Magpie Invest platform and applications currently offer market data, news, research, analytical tools and provides customers with a data foundation to help simplify the investing decision-making process.

Market Opportunity

According to an iResearch Report published on January 15, 2020, the market size of the online brokerage industry focusing on global Chinese investors in terms of U.S. and Hong Kong stock trading volume experienced rapid growth over the preceding three years. This presents an attractive market opportunity for online brokerage service providers focused on the global Chinese investor market. Magpie believes that the technology, functionality and user experience of the Magpie Invest platform also creates the opportunity for it to target a larger investor market (not only the Chinese investor market) in other major territories throughout the world.

Revenues are currently generated primarily from stock trading commission income. Magpie also has the opportunity to generate income from other revenue streams such as interest from financing and foreign exchange. Magpie plans to add derivatives, leveraged foreign exchange, and CFDs on global indexes and commodities to the platform in 2023, following the approval of its CMS License from MAS in September 2022.

With the popularization of mobile technology and growing acceptance of online trading, the Company believes that the online securities market is subject to the following trends:

●	traditional brokers are shifting online while purely offline brokers are increasingly at a disadvantage or, in some cases, exiting the market altogether;

●	Internet giants continue to invest in online brokerage services, demonstrating the industry’s recognition of online brokerage services as an important component of a financial services business and potentially a gateway to broader opportunities;

●	technological barriers to entry remain high particularly relating to building a secure infrastructure that can transcend geographies and asset classes;

●	operational barriers to entry remain high particularly relating to regulatory and capital requirements;

●	user experience remains a key competitive strength as digitally born investors become a larger component of the addressable market; and

●	revenue models are evolving as competition intensifies, with ancillary and other value-added services underlying platform differentiation.

Challenges

Magpie’s ability to execute its business plan is subject to risks and uncertainties, including those relating to Magpie’s ability to:

●	manage the continued rollout of Magpie’s trading platforms and Magpie’s future growth;

●	navigate a complex and evolving regulatory environment;

●	offer personalized and competitive services;

●	increase the utilization of Magpie’s services by users and clients;

●	maintain and enhance the Company’s relationships with its business partners;;

●	enhance Magpie’s technology infrastructure to support the growth of Magpie’s business and maintain the security of Magpie’s systems and the confidentiality of the information provided and utilized across Magpie’s systems;

●	improve Magpie’s operational efficiency;

●	attract, retain and motivate talented employees to support Magpie’s business growth;

●	navigate economic and market conditions and fluctuation;

●

defend ourselves against legal and regulatory actions which could subject us to liability or damage our reputation, including, without limitation, actions involving intellectual property or privacy claims;

●	obtain any and all licenses necessary for the operation and growth of Magpie’s business, and to maintain the validity of such licenses as applicable to the operation and growth of Magpie’s business.

Strategy

Magpie intends to provide a high-quality and comprehensive investing experience by focusing on delivering convenience and stability to its own customers as well as to the customers of its white-label partners.

Magpie has designed every step of Magpie’s platform’s experience, from sourcing and researching ideas to trade execution, with a goal to create a simple and convenient experience. Magpie identifies certain hurdles that investors, particularly retail investors, face along their investing journey, and Magpie strives to mitigate inconvenience and information asymmetry through Magpie’s platform with the use of data and technology.

Magpie recognizes that investing is a meaningful component of Magpie’s customers’ broader wealth management. With this in mind, the Magpie Invest platform features the following:

●	an automated multi-level protection mechanism to ensure the services and functions delivers to users and clients are secure;

●	strict security policies and measures, including encryption technology and a two-factor authentication function, to protect proprietary data such as customers’ personal information and trading data;

●	cloud technology which allows Magpie to process large amounts of data in-house, which should reduce the risks involved in data storage and transmission;

●	backed up data across different servers at different locations; and

●	electronic processing and execution of all orders and transactions, which is designed to minimize the risks associated with human error while maintaining the stability of the platform.

Magpie provides customers with a comprehensive set of services throughout their investing experience. Core services include trade execution and margin financing. The trade execution process is entirely online and automated. Orders are delivered directly to respective exchanges.

As a result of the operational efficiencies afforded by Magpie’s technology, Magpie can offer very competitive brokerage commission rates for online trading as compared to many of the more traditional competitors. Magpie’s revenues from securities brokerage services includes brokerage commissions and platform service fees from customers, which are recognized on a trade-date basis when the relevant transactions are executed.

Margin Financing

Magpie offers margin financing to customers who trade securities listed on the Hong Kong Stock Exchange, the major stock exchanges in the U.S., the United Kingdom and Europe in a manner compliant with the guidelines and requirements of the HKSFC . This feature essentially allows customers to borrow against their own stock and cash holdings in order to buy additional securities on margin. All financing extended to its customers is secured by shares which has sufficient liquidity and low volatility as assessed by Magpie. The shares are automatically pledged in cross-market account assets so that the value in a customers’ multiple market trading account, which may include cash in different currencies and acceptable securities listed on the aforementioned markets, will be aggregated when calculating the value of the customers’ collateral. Magpie believes this will provide efficiencies as it will eliminate the costs and procedures involved in cross-market currency translation or exchange.

Magpie’s customers are eligible for margin financing services when they hold securities that are acceptable as pledges to us in their accounts. Magpie maintains a list of acceptable marginable securities on Magpie’s website (www.magpiesecurities.com). The credit line for each eligible customer is determined based on the securities across all of their trading accounts. The margin financing services for eligible margin financing customers are activated automatically when the funds in their accounts are not sufficient to purchase the desired securities and there is still sufficient balance in their credit lines.

Magpie has a list of securities acceptable as collateral to us and their respective margin ratios that is regularly updated and shared with customers. Magpie’s risk management team’s role is to determine the margin ratio for each of the acceptable securities based on the trading frequency, historical price fluctuations and general market volatility. Magpie will also reference the financing terms of major financial institutions in establishing margin ratios and intend for margin requirements to be equal or lower than the financial institutions. Magpie’s margin ratios are monitored in real-time and the risk management team review and adjust the margin ratios for each acceptable security on a quarterly basis and more frequently in the case of a significant and rapid price decline.

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

Further, in view of the increased market volatility witnessed in the global capital markets and increased COVID-19 restrictions in Hong Kong until the recent policy relaxation, although people are spending more time at home, it has not led to an increased in new account sign-ups, or increasing trading velocity and higher net asset inflow.

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

Employees

As of December 31, 2022, TINGO GROUP had approximately 797 full-time employees, The Chinese companies had approximately 324 full-time employees. Of these employees, 96 were employed in marketing positions, 69 were employed in Customer Services & Risk positions and the remainder were employed in finance, research and development, management and administrative positions. The HK companies had approximately 34 full-time employees. Of these employees, 1 were employed in marketing positions, 4 were employed in Customer Services & Risk positions and the remainder were employed in finance, research and development, management and administrative positions. Tingo mobile had approximately 409 full-time employees. Of these employees, 138 were employed in marketing positions, 26 were employed in Customer Services & Risk positions and the remainder were employed in finance, research and development, management and administrative positions. The Israeli companies had approximately 3 full-time employees in the finance department.

We have never experienced a work stoppage. To the best of our knowledge, we have good and sustainable relations with our employees.

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

●	The Company may be unable to successfully execute its growth strategy including the integration of the merger with Tingo Mobile.

●

The Company’s ability to be successful will be dependent upon the efforts of the Company Board and key personnel and the loss of such persons could negatively impact the operations and profitability of TINGO GROUP’s post-combination business.

●	We may need a significant amount of additional capital, which could substantially dilute shares owned by current shareholders of the Company.

●	If TINGO GROUP fails to meet all applicable Nasdaq requirements, Nasdaq may delist its Common Stock, which could have an adverse impact on its liquidity and market price.

●	The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect TINGO GROUP’s business and operations.

●	Because almost all of TINGO GROUP’s officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against management for misconduct.

●	TINGO GROUP anticipates that its operating costs and expenses will increase as the Company continue to grow our business.

●	The Company’s platform and internal systems rely on software and technological infrastructure that is highly technical, and if they contain undetected errors, its business could be adversely affected.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

●	The complexities, uncertainties and rapid changes in PRC regulation of the Internet-related businesses and companies require significant resources for compliance and the uncertainties in the PRC legal system could limit the legal protections available to us.

●	The 2006 M&A Rules established complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it difficult to pursue growth through acquisitions in China.

●	Fluctuations in exchange rates of the RMB could materially affect financial results. Furthermore, TINGO GROUP’s financial results may be negatively affected by foreign exchange rate fluctuations.

●	Under the enterprise income tax (“EIT”) Law, we may be classified as a “resident enterprise” of China. Such classification would likely result in unfavorable tax consequences.

●	We have issued and may issue additional preferred stock in the future, and the terms of the preferred stock may reduce the value of our Common Stock.

●	The Company’s trading platform has no operating history, which makes it difficult to evaluate the Company’s future prospects.
●	The Company operates in a highly competitive and fragmented market and may not be able to maintain a competitive position in the future.
●

If the Company is unable to obtain stockholder approval for the conversion of the Series A Preferred Stock into Common Stock by June 30, 2023 (the “Trigger Date”), then all issued and outstanding shares of Series A Preferred Stock will be redeemed by the Company in consideration of the right to receive cash and the Company shall cause Tingo LLC, a wholly-owned subsidiary of the Company (“Delaware Sub”), to issue to Tingo, the amount of membership interests of Delaware Sub as needed to cause Tingo, to own 27% of the total issued and outstanding membership interests of Delaware Sub.

●	In the event that (i) the Company does not receive by the Trigger Date the stockholder approval with respect to the conversion of Series B Preferred Stock and the amendment of the Company certificate of incorporation to increase the number of authorized shares of Common Stock, (ii) the Nasdaq change of control application is rejected, or (iii) Nasdaq requires Material Restrictions (as defined in the Series B Certificate of Designation) in order to approve the Nasdaq change of control application (each a “Trigger Event”), each holder of Series B Preferred Stock, at its sole option, shall have the right, but not the obligation, to reduce the Stated Value per share of Series B Preferred Stock in exchange for membership interests of Delaware Sub, up to a maximum of 33% of the outstanding membership interests of Delaware Sub.

Risk Factors Related to the Integration of Intermediate and Ownership of TINGO GROUP’s Securities

TINGO GROUP may be unable to successfully execute its post merger growth strategy.

One of the Company’s strategies is to pursue organic growth by increasing product offerings and expanding into new verticals and new markets such as China and Africa. TINGO GROUP may not be able to successfully execute all or any of these initiatives, and the results may vary from the expectations of the combined entity or others. Further, even if these initiatives are successful, TINGO GROUP may not be able to expand and upgrade its technology systems and infrastructure to accommodate increases in the business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of its customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny. In addition, Intermediate will need to continue to attract, hire and retain highly skilled and motivated executives and employees to both execute the growth strategy and to manage the resulting growth effectively.

Cross-border merger and acquisition transactions may be subject to additional rules and regulations and requirements that could make merger and acquisition activities more time-consuming and complex. Our ability to expand our business through future mergers and acquisitions would as such be materially and adversely affected.

TINGO GROUP may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and its share price, which could cause you to lose some or all of your investment.

TINGO GROUP cannot assure you that the due diligence it conducted on Intermediate has revealed all material issues that may be present with regard to such companies, or that it would be possible to uncover all material issues through a customary amount of due diligence or that risks outside of TINGO GROUP’s control will not later arise. Each of TINGO GROUP and Intermediate therefore has made its decision to complete the Merger on the basis of limited information, and the business combination may not be as profitable as expected, if at all. As a result of these factors, TINGO GROUP may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Even if TINGO GROUP’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with TINGO GROUP’s preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on TINGO GROUP’s liquidity, the fact that TINGO GROUP reports charges of this nature could contribute to negative market perceptions about TINGO GROUP or TINGO GROUP’s securities. Accordingly, TINGO GROUP cannot predict the impact that the consummation of the Merger will have on TINGO GROUP’s securities.

TINGO GROUP’s ability to be successful will be dependent upon the efforts of the TINGO GROUP Board and key personnel and the loss of such persons could negatively impact the operations and profitability of TINGO GROUP’s post-combination business.

TINGO GROUP’s ability to be successful will be dependent upon the efforts of the TINGO GROUP Board and key personnel. Furthermore, the business of TINGO GROUP following the Merger is made up in part of Intermediate’s business, and is entirely different from TINGO GROUP’s historical business. Individuals associated with Intermediate may be unfamiliar with the requirements of operating a U.S. public company, which could cause TINGO GROUP’s management to have to expend time and resources helping them become familiar with such requirements.

TINGO GROUP is dependent on the services of its executive officers, whose potential conflicts of interest may not permit TINGO GROUP to effectively execute its business strategy. Tingo Mobile depends on its executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm its business.

TINGO GROUP is currently dependent on the continued services and performance of its executive officers, particularly Darren Mercer, TINGO GROUP’s Chief Executive Officer and a director of the TINGO GROUP Board. Darren Mercer, is also the Chief Executive Officer of GFH which may result in a potential conflict of interest in Mr. Mercer carrying out his duties as a member of the TINGO GROUP Board.

TGH’s success, and the success of Tingo Mobile and other operating subsidiaries of TGH, depends largely upon the continued services of its executive officers and other key employees, and in particular on Dozy Mmobuosi, the founder and CEO of Tingo Mobile, and senior management staff in Nigeria and elsewhere. TGH relies on its leadership team in the areas of research and development, operations, security, marketing, sales, customer experience, general, and administrative functions, and on individual contributors in its research and development and operations. From time to time, there may be changes in TGH’s executive management team resulting from the hiring or departure of executives, which could disrupt its business. While TGH has employment agreements with its executive officers or other key personnel that require them to continue to work for TGH, some of these agreements are not for any specified period and, therefore, they could terminate their employment with TGH at any time. The loss of one or more of TGH’s executive officers, especially its Chief Executive Officer, or key employees could harm its business. Changes in TGH’s executive management team may also cause disruptions in, and harm to, its business.

Provisions in TINGO GROUP’s certificate of incorporation and under Delaware law could make a future acquisition of TINGO GROUP, which may be beneficial to stockholders, more difficult and may prevent attempts by TINGO GROUP stockholders to replace or remove the current management.

Provisions in TINGO GROUP’s certificate of incorporation, as amended, and TINGO GROUP’s amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for TINGO GROUP’s common stock. These provisions could also limit the price that investors might be willing to pay in the future for TINGO GROUP securities, thereby depressing the market price of TINGO GROUP’s securities. In addition, these provisions may frustrate, deter or prevent any attempts by TINGO GROUP stockholders to replace or remove current management by making it more difficult for stockholders to replace members of the TINGO GROUP Board. Because the TINGO GROUP Board is responsible for appointing the members of the TINGO GROUP management team, these provisions could in turn affect any attempt by stockholders to replace current members of the TINGO GROUP management team.

Moreover, because TINGO GROUP is incorporated in Delaware, it is governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which prohibits a person who owns in excess of 15% of outstanding voting stock from merging or combining with TINGO GROUP for a period of three years after the date of the transaction in which the person acquired in excess of 15% of outstanding voting stock, unless the merger or combination is approved in a prescribed manner. TINGO GROUP has not opted out of the restrictions under Section 203.

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

Historically, TINGO GROUP has funded its operations and capital expenditures primarily through equity issuances and cash generated from its operations along with negotiating credit terms with suppliers that allows to effectively match revenues from customers with supplier payment terms. Although TINGO GROUP currently anticipates that its existing cash and cash equivalents and cash flow from operations will be sufficient to meet its cash needs for the foreseeable future, it may require additional financing, and it may not be able to obtain debt or equity financing on favorable terms, if at all and to manage any currency risk due to a mismatch in the currency of revenues, primarily Naira and those of expenses. If TINGO GROUP raises debt financing, it may be required to accept terms that restrict its ability to incur additional indebtedness, force TINGO GROUP to maintain specified liquidity or other ratios or restrict its ability to pay dividends or make acquisitions.

If the price of our Common Stock is volatile, our securities could incur substantial losses.

The price of TINGO GROUP’s Common Stock has been and may continue to be volatile. The market price of TINGO GROUP’s Common Stock may be influenced by many factors, including but not limited to the following:

●	developments regarding the Merger and the transactions;

●	announcements of developments related to TINGO GROUP’s business (including those aspects of TINGO GROUP’s business received in connection with the Merger);

●	quarterly fluctuations in actual or anticipated operating results;

●	announcements of technological innovations;

●	new products or product enhancements introduced by Micronet or its competitors;

●	developments in patents and other intellectual property rights and litigation;

●	developments in relationships with third party manufacturers and/or strategic partners;

●	developments in relationships with customers and/or suppliers;

●	regulatory or legal developments in the United States, Israel, China and other countries;

●	general conditions in the global economy; and

●	the other factors described in this “Risk Factors” section.

A sale by TINGO GROUP of a substantial number of shares of the Common Stock or securities convertible into or exercisable for Common Stock may cause the price of the Common Stock to decline and may impair the ability to raise capital in the future.

Our Common Stock is traded on Nasdaq and despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing Common Stock at or near bid prices at any given time may have been relatively small or non-existent. Financing transactions resulting in a large amount of newly-issued securities, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of Common Stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of Common Stock to sell those shares in increments over time to mitigate any adverse impact of the sales on the market price of TINGO GROUP stock. If TINGO GROUP stockholders sell, or the market perceives that its stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of Common Stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of Common Stock could fall. Sales of a substantial number of shares of Common Stock may make it more difficult for TINGO GROUP to sell equity or equity-related securities in the future at a time and price that TINGO GROUP deems reasonable or appropriate. Moreover, TINGO GROUP may become involved in securities class action litigation arising out of volatility resulting from such sales that could divert management’s attention and harm TINGO GROUP’s business.

We may acquire other companies or technologies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in other businesses, features or technologies that we believe could complement or expand our market, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions, may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, to the extent that we enter into any term sheets or otherwise announce any intention to acquire any additional businesses, features or technologies, any such acquisition would generally be subject to completion of due diligence and required approvals, and would require additional financing, and there can be no assurance that any such acquisition will occur or be completed in a timely manner, or at all.

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

If securities or industry analysts do not publish research or reports or publish unfavorable research about TINGO GROUP’s business, the price of its Common Stock could decline.

TINGO GROUP does not currently have any significant research coverage by securities and industry analysts and may never obtain such research coverage. If securities or industry analysts do not commence or maintain coverage of TINGO GROUP, the trading price for its Common Stock might be negatively affected. In the event such securities or industry analyst coverage is obtained, if one or more of the analysts who covers TINGO GROUP or will cover TINGO GROUP downgrades its securities, the price of Common Stock would likely decline. If one or more of these analysts ceases to cover TINGO GROUP or fails to publish regular reports on it, interest in the purchase of Common Stock could decrease, which could cause the price of Common Stock and trading volume to decline.

If we fail to continue to meet all applicable Nasdaq requirements, Nasdaq may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

TINGO GROUP’s common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. If TINGO GROUP continues to be unable to comply with Nasdaq listing requirements, including, for example, if the closing bid price for TINGO GROUP common stock continues to fall below $1.00 per share, in breach of Nasdaq Listing Rule 5550(a)(2), Nasdaq could determine to delist the TINGO GROUP common stock which could adversely affect its market liquidity market price. In that regard, on January 27, 2022, TINGO GROUP received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of its common stock had been below $1.00 per share. Nasdaq’s letter advised the Company that, based upon the closing bid price during the period from December 21, 2021 to January 26, 2022, the Company no longer meets this test. TINGO GROUP was able to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days; however there can be no assurance that TINGO GROUP will be able to maintain compliance with the Nasdaq listing requirements, or that the common stock will not be delisted from Nasdaq in the future. Such delisting could adversely affect the ability to obtain financing for the continuation of TINGO GROUP’s operations or prevent us from completing the Acquisition or any other alternative transaction, and could result in the loss of confidence by investors, customers and employees and cause our shareholders to incur substantial losses.

If Nasdaq delists TINGO GROUP’s securities from trading on its exchange and TINGO GROUP is not able to list its securities on another national securities exchange, TINGO GROUP expects its securities could be quoted on an over-the-counter market. If this were to occur, TINGO GROUP could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that the TINGO GROUP’s common stock is a “penny stock” which will require brokers trading in the TINGO GROUP’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for TINGO GROUP’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

TINGO GROUP’s stockholders may not realize a benefit from the Company’s merger with Tingo Mobile commensurate with the ownership dilution they will experience in connection with the mergers.

If TINGO GROUP is unable to realize the full strategic and financial benefits anticipated as a result of the merger with Tingo Mobile, TINGO GROUP’s stockholders will have experienced substantial dilution of their ownership interests in TINGO GROUP without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent TINGO GROUP is able to realize only part of the strategic and financial benefits anticipated from the mergers.

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

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect TINGO GROUP’s business and operations.

Since being declared a pandemic by the World Health Organization in March 2020, COVID-19 has negatively impacted global economies, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets.

TINGO GROUP’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the spread of COVID-19 throughout China, North America, Israel and the world. The COVID-19 pandemic and both public and private measures taken to contain it have negatively affected TINGO GROUP’s business, results of operations, financial condition, and liquidity, all of which may continue or worsen.

Even after COVID-19 has subsided, TINGO GROUP may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. While TINGO GROUP continues to monitor the business metrics that it has historically used to predict its financial performance, it is uncertain as to whether these metrics will continue to function as they have in the past. In addition, COVID-19 cause lock downs of cities which may happen again and affect our ablity to file our financial statements on time.

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

TINGO GROUP may be subject to litigation and regulatory investigations and proceedings, and may not always be successful in defending itself against such claims or proceedings. Negative outcomes of legal proceedings may adversely affect Tingo Group’s business and financial condition.

TINGO GROUP’s business operations entail substantial litigation and regulatory risks, including the risk of lawsuits and other legal actions relating to, among other matters, breach of contract, information disclosure, client onboarding procedures, sales practices, product design, fraud and misconduct, and control procedures deficiencies, as well as the protection of personal and confidential information of TINGO GROUP’s or Intermediate’s or Micronet’s clients. TINGO GROUP or its subsidiaries may be subject to arbitration claims and lawsuits in the ordinary course of its business. TINGO GROUP or its subsidiaries may also be subject to inquiries, inspections, investigations and proceedings by regulatory and other governmental agencies. TINGO GROUP and its subsidiaries will be subject to extensive and evolving regulatory requirements, non-compliance with which, may result in penalties, limitations and prohibitions on its future business activities or suspension or revocation of its licenses and trading rights, and consequently may materially and adversely affect its business, financial condition, operations and prospects.

Tingo Mobile is regularly involved in a number of legal proceedings before various courts. These proceedings may be complicated, costly, and disruptive to its business operations. Tingo Mobile may incur significant expenses in defending these matters and may be required to pay significant fines, awards, or settlements. In addition, litigation or other proceedings could result in restrictions on our current or future manner of doing business. Any of these potential outcomes, such as judgments, awards, settlements, or orders could have a material adverse effect on Tingo Mobile’s business, financial condition, operating results, or ability to do business.

Additionally, the Merger and the transactions contemplated thereby, as well as certain private placements completed by the Company, may give rise to litigation and/or other legal disputes. As previously disclosed, in March 2017, TINGO GROUP entered into an Investment Banking Agreement (the “Sunrise Agreement”) with Sunrise Securities LLC and Trump Securities LLC (collectively, “Sunrise”) through Sunrise’s principal, Amnon Mandelbaum, pursuant to which Sunrise agreed to assist TINGO GROUP in identifying, analyzing, structuring, and negotiating suitable business opportunities, such as a sale of stock or assets, merger, tender offer, joint venture, financing arrangement, private placement, or any similar transaction or combination thereof. The parties had disagreements about, among other things, the applicability of the Sunrise Agreement, and the Company received demand letters and other correspondences from Sunrise threatening litigation in connection therewith. As of the date hereof, the parties have executed a settlement and release agreement for the release and waiver of the above claims however, TINGO GROUP was not able to timely file a registration statement to register the shares, and shares underlying the warrants per the settlement agreement. The Sunrise parties notified TINGO GROUP that it has breached the settlement agreement. TINGO GROUP has made a significant offer to the Sunrise parties to settle such matter and is negotiating with the Sunrise parties to resolve this issue immediately. For further details see “Legal Proceedings” below.

Actions brought against TINGO GROUP or its subsidiaries may result in settlements, injunctions, fines, penalties, suspension or revocation of licenses, reprimands or other results adverse to it that could harm its reputation. Even if TINGO GROUP is successful in defending itself against these actions, the costs of such defense may be significant. In market downturns, the number of legal claims and the amount of damages sought in legal proceedings may increase.

In addition, TINGO GROUP may face arbitration claims and lawsuits brought by its or tis subsidiaries’ users and clients who use its services and find them unsatisfactory. TINGO GROUP may also encounter complaints alleging misrepresentation with regard to its platforms and/or services. Actions brought against TINGO GROUP may result in settlements, awards, injunctions, fines, penalties or other results adverse to it including harm to its reputation. Even if TINGO GROUP is successful in defending against these actions, the defense of such matters may result in its incurring significant expenses. Predicting the outcome of such matters is inherently difficult, particularly where claimants seek substantial or unspecified damages, or when arbitration or legal proceedings are at an early stage. A significant judgement or regulatory action against TINGO GROUP or a material disruption in Intermediate’s stock trading platform business arising from adverse adjudications in proceedings against the directors, officers or employees would have a material adverse effect on TINGO GROUP’s liquidity, business, financial condition, results of operations and prospects.

Because almost all of TINGO GROUP’s officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against management for misconduct.

Currently, a majority of TINGO GROUP’s directors and officers are or will be nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state. Additionally, it may be difficult to enforce civil liabilities under U.S. securities law in original actions instituted in Israel, Nigeria , the UK or PRC. UK, PRC, Nigeria or Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because such jurisdictions are not the most appropriate forum to bring such a claim. In addition, even if such courts agree to hear a claim, they may determine that Israeli, Nigeria , UK or PRC law, as applicable, and not U.S. law is applicable to hear the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure may also be governed by UK, PRC or Israeli law.

TINGO GROUP’s financial results may be negatively affected by foreign exchange rate fluctuations.

TINGO GROUP’s revenues are mainly denominated in U.S. dollars. Where possible, TINGO GROUP matches sales and purchases in these and other currencies to achieve a natural hedge. To the extent TINGO GROUP is unable to fully match sales and purchases in different currencies, its business will be exposed to fluctuations in foreign exchange rates. Following the Merger, The Company’s revenue and expenses have been and are expected to continue to be primarily denominated in RMB, HK Dollar, Nis and Naira and we are exposed to the risks associated with the fluctuation in the currency exchange rate of RMB, HK Dollar, Nis and Naira. Should RMB, HK Dollar, Nis and Naira appreciate against other currencies, the value of the proceeds from this offering and any future financings, which are to be converted from U.S. dollar or other currencies into RMB, HK Dollar, Nis and Naira, would be reduced and might accordingly hinder our business development due to the lessened amount of funds raised. Substantial fluctuation in the currency exchange rate of RMB, HK Dollar, Nis and Naira may have a material adverse effect on Intermediate’s business, operations and financial position and the value of your investment in the Units.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022.

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 and management concluded that they were not effective. The five material weaknesses related to information technology and one material weakness related to engaging enough qualified employees knowledgeable in U.S. GAAP were directly related to our rapid growth, inability to timely integrate various information technology systems from all of its acquired businesses, the ongoing effects of COVID-19 and PRC regulations related thereto. See Item 9A Controls and Procedures for a further description of the identified material weaknesses. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

Risk Factors Relating to Intermediate’s and Tingo’s respective Businesses. TINGO GROUP anticipates that its operating costs and expenses will increase. Intermediate may not be able to manage its expansion effectively.

TINGO GROUP anticipates that its operating costs and expenses will increase in the foreseeable future as it endeavors to launch and grow Intermediate’s business, attract users and clients, enhance and develop its service offerings, enhance its technology capabilities, and increase its brand recognition. These efforts may prove more costly than TINGO GROUP anticipates, and it may not succeed in generating revenues sufficiently to offset these higher expenses. There are other external and internal factors that could negatively affect TINGO GROUP’s financial condition. For example, the transaction volume achieved on Intermediate’s platforms may be lower than expected, which may lead to lower than expected revenues. Furthermore, TINGO GROUP has adopted a share incentive plan in the past and may adopt new share incentive plans in the future, which have caused, and will result in, significant share-based compensation expenses to us. As a result of the foregoing and other factors, TINGO GROUP may incur net losses in the future.

Additionally, Intermediate’s current and planned personnel, systems, resources and controls may not be adequate to support and effectively manage its future operations. Intermediate’s plans for continuous expansion may increase the complexity of its business and may place a strain on its management, operations, technical systems, financial resources and internal control functions. Intermediate intends to upgrade its systems from time to time to cater to the need of launching new services, and the process of upgrading its systems may disrupt its ability to timely and accurately process information, which could adversely affect its results of operations and cause harm to its business.

If the Company is unable to attract and retain clients, or if it fails to offer services to address the needs of its clients as it evolves, Intermediate’s business and results of operations may be materially and adversely affected.

If there is insufficient demand for Intermediate’s services, it might not be able to achieve and increase its transaction volume and revenues as it expects, and its and the Company’s business and results of operations may be adversely affected.

The Company’s success will depend largely on its ability to attract and retain clients, in particular those that have highly frequent transactions. Failure to deliver services in a timely manner at competitive prices with satisfactory experience will cause clients to lose confidence in Intermediate and use its platforms less frequently or even stop using its platforms altogether, which in turn will materially and adversely affect Intermediate’s business. Even if Intermediate is able to provide high-quality and satisfactory services on its platforms in a timely manner and at favorable price terms, the Company cannot assure you that Intermediate will be able to attract and retain clients, encourage repeat and increase trading transactions due to reasons out of its control, such as Intermediate’s clients’ personal financial reasons or the deterioration of the market conditions.

If Intermediate is unable to generate clients and increase its client retention rates in a cost-effective manner, Intermediate’s business, financial condition and results of operations are likely to be adversely affected. Although the Company expects to spend significant financial resources on marketing expenses, these efforts may not be cost-effective to attract clients to Intermediate. The Company cannot assure its investors that Intermediate will be able to gain, maintain, or grow a client base in a cost-effective way, if at all.

TINGO GROUP will depend on its maintenance of its intellectual property and its proprietary technology, and its future results may be impacted if it cannot maintain technological superiority in its industry. Tingo Mobile may not be able to respond quickly enough to changes in technology and technological risks, and to develop and maintain its intellectual property.

TINGO GROUP’s potential success depends on Tingo Mobile’s ability to achieve technological advances and Intermediate’s sophisticated proprietary technology to empower the efficient operations of its platforms. If Intermediate’s technology becomes more widely available to its current or future competitors for any reason, its operating results may be adversely affected.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of Tingo Mobile’s planned products obsolete or less attractive. Tingo Mobile’s communications equipment may become obsolete, and our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in Tingo Mobile’s ability to remain competitive. We cannot provide assurance that Tingo Mobile will be able to achieve the technological advances that may be necessary for it to remain competitive or that certain of Tingo Mobile’s products will not become obsolete.

Additionally, to keep pace with changing technologies and client demands, Intermediate must correctly interpret and address market trends and enhance the features and functionality of its technology in response to these trends, which may lead to significant research and development costs. Intermediate may be unable to accurately determine the needs of its users and clients or the trends of the various industries it anticipates to enter or to design and implement the appropriate features and functionality of its technology in a timely and cost-effective manner, which could result in decreased demand for its services and a corresponding decrease in its revenue. Also, any adoption or development of similar or more advanced technologies by its competitors may require that TINGO GROUP devotes substantial resources to the development of more advanced technology at Intermediate to remain competitive. The markets in which Intermediate competes are characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. Intermediate may not be able to keep up with these rapid changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future.

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

Unexpected network interruptions, security breaches or computer virus attacks and failures in TINGO GROUP’s information technology systems could have a material adverse effect on its business, financial condition and results of operations. Additionally, interruptions or delays in the services provided by cellular networks or Internet service providers could impair Tingo Mobile’s operations and its business could suffer. Tingo Mobile’s use of open-source software may pose particular risks to its proprietary software and systems.

TINGO GROUP’s information technology systems will support all phases of its operations and will be an essential part of its technology infrastructure. If Intermediate’s systems fail to perform, it could experience disruptions in operations, slower response time or decreased customer satisfaction. Intermediate must be able to process, record and monitor a large number of transactions and its operations are highly dependent on the integrity of its technology systems and its ability to make timely enhancements and additions to its systems. System interruptions, errors or downtime can result from a variety of causes, including unexpected interruptions to the Internet infrastructure, technological failures, changes to Intermediate’s systems, changes in customer usage patterns, linkages with third-party systems and power failures. Intermediate’s systems will also be vulnerable to disruptions from human error, execution errors, errors in models such as those used for risk management and compliance, employee misconduct, unauthorized trading, external fraud, distributed denial of service attacks, computer viruses or cyberattacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws, events impacting Intermediate’s key business partners and vendors, and other similar events.

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

In addition, any damage to or failure of Tingo Mobile’s systems generally would prevent it from operating its business. Tingo Mobile relies on the cellular networks and internet and, accordingly, depend upon the continuous, reliable, and secure operation of these networks and internet servers, related hardware and software, and network infrastructure that Tingo Mobile uses are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond Tingo Mobile’s control, any of which could disrupt its service, destroy user content, or prevent Tingo Mobile from being able to continuously back up or record changes in its users’ content. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and Tingo Mobile’s disaster recovery planning may not account for all eventualities. Moreover, negative publicity arising from these types of disruptions could damage Tingo Mobile’s reputation and may adversely impact use of its products. Tingo Mobile may not carry sufficient business interruption insurance to compensate it for losses that may occur as a result of any events that cause interruptions in its service.

Additionally, Tingo Mobile uses open-source software in its proprietary software and systems and intends to continue using open-source software in the future. The licenses applicable to Tingo Mobile’s use of open-source software may require that source code that is developed using open-source software be made available to the public and that any modifications or derivative works to certain open-source software continue to be licensed under open-source licenses. From time to time, Tingo Mobile may face claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that Tingo Mobile developed using such software (which could include Tingo Mobile’s proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require Tingo Mobile to purchase a costly license, publicly release the affected portions of its source code, be limited in or cease using the implicated software unless and until it can re-engineer such software to avoid infringement or change the use of, or remove, the implicated open-source software.

In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non- infringement or functionality). Tingo Mobile’s use of open-source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach its website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on Tingo Mobile’s business, financial condition, results of operations and prospects.

If TINGO GROUP or Tingo Mobile fails to protect its platform or the confidential information of its users and clients, whether due to cyber-attacks, computer viruses, physical or electronic break-ins or other reasons, it may be subject to liabilities imposed by relevant laws and regulations, and its reputation and business may be materially and adversely affected.

TINGO GROUP’s and Intermediate’s computer system, the networks it uses, the networks and online trading platforms of the exchanges and other third parties with whom it interacts, are potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems or security breaches. A party that is able to circumvent TINGO GROUP’s or Intermediate’s security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of the information TINGO GROUP or Intermediate transmits over the Internet and mobile network or cause interruptions in its operations. TINGO GROUP, Intermediate or its respective service providers may be required to invest significant resources to protect against the threat of security breaches or to alleviate problems caused by any breaches.

In addition, TINGO GROUP and Intermediate will collect, store and process certain personal and other sensitive data from its users and clients, which makes TINGO GROUP and Intermediate potentially vulnerable targets to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. While TINGO GROUP and Intermediate will take steps to protect the confidential information that it expects to have access to, its security measures could be breached. Because the techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, TINGO GROUP and Intermediate may not be able to anticipate these techniques or implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to TINGO GROUP’s or Intermediate’s system could cause confidential user and client information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose TINGO GROUP and Intermediate to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in TINGO GROUP’s or Intermediate’s technology infrastructure are exposed and exploited, its relationships with users and clients could be severely damaged, it could incur significant liability and its stock trading platform business and operations could be adversely affected. Furthermore, Intermediate’s corporate clients may utilize its technology to serve their own employees and customers. Any failure or perceived failure by TINGO GROUP or Intermediate to prevent information security breaches or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, could cause Intermediate’s clients to lose trust in it and could expose Intermediate to legal claims.

In addition, Tingo Mobile collects personally identifiable information and other data from its consumers and prospective consumers. Tingo Mobile uses this information to provide services and relevant products to its consumers, to support, expand and improve its business, and to tailor our marketing and advertising efforts. Tingo Mobile may also share consumers’ personal data with certain third parties as authorized by the consumer or as described in Tingo Mobile’s privacy policy. As a result, Tingo Mobile is subject to governmental regulation and other legal obligations related to the protection of personal data, privacy and information security in certain countries where it does business, and there has been, and we expect there will be a continuing increase globally in laws that restrict or control the use of personal data. Consumer privacy and consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require Tingo Mobile to make changes to its contracts, or its operations, or incur fines, penalties, or settlement expenses, which may result in harm to its business, results of operations, financial condition, and brand.

There are uncertainties as to the interpretation and application of laws in one jurisdiction which may be interpreted and applied in a manner inconsistent to another jurisdiction and may conflict with TINGO GROUP’s or Intermediate’s policies and practices or require changes to the features of its system. TINGO GROUP and Intermediate cannot assure that its user information protection system and technical measures will be considered sufficient under applicable laws and regulations. If TINGO GROUP or Intermediate is unable to address any information protection concerns, any compromise of security that results unauthorized disclosure or transfer of personal data, or to comply with the then applicable laws and regulations, it may incur additional costs and liability and result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause its users and clients to lose trust in us, which could have a material adverse effect on its stock trading platform business, results of operations, financial condition and prospects. TINGO GROUP and Intermediate may also be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security and data privacy, which could require TINGO GROUP or Intermediate to incur additional costs and restrict its stock trading platform business operations.

Additionally, the regulatory landscape surrounding data protection, data privacy and information security is rapidly changing across Africa. Among the African countries, only Ivory Coast, Ghana, Senegal, Morocco, Nigeria, South Africa and Tunisia have established comprehensive data protection and data privacy laws. These data protection laws and regulations were only recently enacted. For example, the National Information Technology Development Agency in Nigeria passed new data protection guidelines in 2017, and we have implemented new policies to comply with these regulations.

Compliance with the various data protection laws in Africa is challenging due to the complex and sometimes contradictory nature of the different regulatory regimes. Because data protection regulations are not uniform among the various African nations in which TINGO GROUP, including its subsidiary Tingo Mobile operates, its ability to transmit consumer information across borders is limited by its ability to comply with conditions and restrictions that vary from country to country. In countries with particularly strict data protection laws, Tingo Mobile might not be able to transmit data out of the country at all and may be required to host individual servers in each such country where it collects data. For example, Ivory Coast, Ghana, Senegal, Morocco, and Tunisia all restrict data transfer across borders. Ghana also requires that a company notify consumers in the event of a personal data breach. Egypt currently has no data protection and privacy laws. However, the Egyptian government announced in 2017 that it is committed to doubling the size of its e-commerce sector by 2020 and intends to update all legislation and regulation relevant to e-commerce. Moreover, many data protection regimes apply based on where a consumer is located, and as TGH expands and new laws are enacted or existing laws change, it may be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security, data privacy and regulation of email providers and those that require localization of certain data, which could require TGH to incur additional costs and restrict its business operations.

TGH and its subsidiaries in Nigeria and other African jurisdictions are also subject to other Nigeria and international laws. Although TGH takes precautions to prevent violations of these laws, its exposure for violating these laws increases as TGH continues to expand its international presence and any failure to comply with such laws could harm its reputation and our business.

Any failure or perceived failure by TGH or any of its subsidiares to comply with rapidly evolving privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other consumer data may result in governmental enforcement actions, litigation (including consumer class actions), criminal prosecution, fines and penalties or adverse publicity and could cause our consumers to lose trust in the Tingo brand, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

TINGO GROUP may not succeed in promoting and sustaining its brand, which could have an adverse effect on its future growth and business. If TINGO GROUP fails to compete effectively, it may lose existing users and fail to attract new users, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

A critical component of TINGO GROUP’s launch and growth will be its ability to promote and sustain its brand. Promoting and positioning TINGO GROUP’s brand and platforms will depend largely on the success of its marketing efforts, its ability to attract users and clients cost-efficiently and its ability to consistently provide high-quality services and a superior experience. TINGO GROUP expects to incur significant expenses related to advertising and other marketing efforts, which may not be effective and may adversely affect its net margins.

If TINGO GROUP fails to maintain its brand cost-effectively, its ability to expand the number of users of the Tingo Mobile network will be impaired, its reputation may be harmed, and its business, results of operations, and financial condition may suffer.

We believe that developing and maintaining awareness of the Tingo brand is critical to achieving widespread acceptance of the Tingo Mobile network and is an important element in attracting new users. Furthermore, we believe that the importance of Tingo brand recognition will increase as competition in its market increases. Successful promotion of the Tingo brand will depend largely on the effectiveness of its marketing efforts and on its ability to ensure that the Tingo Mobile network remains reliable, and useful at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses Tingo Mobile incurs in building its brand. If Tingo Mobile fails to successfully promote and maintain its brand or incur substantial expenses in an unsuccessful attempt to promote and maintain its brand, it may fail to attract new organizations to Tingo Mobile or to grow or maintain its telecommunications network.

In addition, to provide a high-quality user and client experience, TINGO GROUP expects to invest substantial amounts of resources in the development and functionality of Intermediate’s platforms, websites, technology infrastructure and client service operations. Intermediate’s ability to provide a high-quality user and client experience will also be highly dependent on external factors over which it may have little or no control, including, without limitation, the reliability and performance of software vendors and business partners. Failure to provide Intermediate’s users and clients with high quality services and experience for any reason could substantially harm its reputation and adversely impact its efforts to develop a trusted brand, which could have a material adverse effect on its stock trading platform business, results of operations, financial condition and prospects.

Any failure to protect either Intermediate’s or Tingo Mobile’s intellectual property could harm their respective businesses and competitive position. Additionally, the products and services utilized by Tingo Mobile and its suppliers and service providers may infringe on intellectual property rights owned by others.

Intermediate expects to rely primarily on trade secret, contract, copyright, trademark and patent law to protect its proprietary technology. It is possible that third parties may copy or otherwise obtain and use Intermediate’s proprietary technology without authorization or otherwise infringe on its rights. Intermediate may not be able to successfully pursue claims for infringement that interfere with its ability to use its technology, website or other relevant intellectual property or have adverse impact on its brand. Intermediate cannot assure TINGO GROUP’s investors that any of its intellectual property rights would not be challenged, invalidated or circumvented, or such intellectual property will be sufficient to provide Intermediate with competitive advantages. In addition, other parties may misappropriate its intellectual property rights, which would cause it to suffer economic or reputational damages. Because of the rapid pace of technological change, TINGO GROUP cannot assure you that all of Intermediate’s proprietary technologies and similar intellectual property will be patented in a timely or cost-effective manner, or at all. Furthermore, parts of Intermediate’s business rely on technologies developed or licensed by other parties, or co-developed with other parties, and Intermediate may not be able to obtain or continue to obtain licenses and technologies from these other parties on reasonable terms, or at all.

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

TGH and its subsidiaries, including Tingo Mobile, relies on various patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect its proprietary rights. Despite these actions, they only offer limited protection and may not prevent the misappropriation of TGH’s rights. Also, TGH may not be able to discover or determine the extent of or protect against any unauthorized use of its proprietary rights, which may increase the cost of protecting these rights or reduce TGH’s revenues. Any of these factors could have a material adverse effect on TGH’s business, financial condition, and operating results. TGH also purchases products from suppliers, including device suppliers, and outsource services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. TGH and some of its suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by TGH or its suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require TGH or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. These claims can be time-consuming and costly to defend and divert management resources. If these claims are successful, TGH could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks, which could adversely affect its results of operations.

Intermediate faces risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt its operations. Additionally, equipment failure, natural disasters or terrorist acts may affect Tingo Mobile’s infrastructure and result in significant disruption to its business.

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

In addition, equipment failures, natural disasters, including severe weather, terrorist acts or other disruptions that affect TGH’s wireline and wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites, or other equipment or third-party owned local and long-distance networks on which TGH relies, could disrupt its operations, require significant resources to remedy, result in a loss of subscribers or impair its ability to attract new subscribers, which in turn could have a material adverse effect on TGH’s business, results of operations and financial condition.

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

Any disruption of our business operations due to a cyber attack, even for a limited amount of time, may adversely affect its business and financial condition. Our information technology and other systems — including those of its third-party service providers — that maintain and transmit our proprietary information, the confidential information of our business partners and its employees, and its subscribers’ information, including credit card information, location data, or other personal information, may be compromised by a malicious third-party penetration of our network security, including by state-sponsored parties, or company employees or external actors, and impacted by advertent or inadvertent actions or inactions by our employees and agents. As a result, our proprietary or confidential information or the proprietary or confidential information of our business partners, employees and subscribers may be lost, disclosed, accessed, used, corrupted, destroyed, or taken without consent. Cyber attacks, such as the use of malware, computer viruses, dedicated denial of service attacks, or other means for disruption or unauthorized access, and data breaches have increased in frequency, scope, and potential harm in recent years. Cyber attacks may occur in conjunction with physical attacks on our network infrastructure. We also purchase equipment and software from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access its network or the information stored or transmitted on such network or equipment.

While, to date, we are not aware of any cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to TINGO GROUP’s consolidated operations or financial condition, the preventive actions the Company takes to reduce the risk of cyber incidents and protect its information technology and networks may be insufficient to repel a cyber attack in the future. In addition, the costs of such preventative actions, including insurance coverage that the Company maintains relating to cybersecurity incidents, may be significant, which may adversely affect its results of operations. Any disruption of the information technology systems that are necessary to conducting normal business operations due to a cyber attack, even for a limited amount of time, may prevent TGH from conducting normal business operations and adversely affect its financial condition. Any major compromise of the Company’s data or network security or that of its third-party service suppliers, failure to prevent or mitigate a loss of our services or network, its proprietary information, or its subscribers’ information, and delays in detecting any such compromise or loss, even for a limited amount of time, could disrupt the Company’s operations, impact its reputation and subscribers’ willingness to purchase its service, and subject the Company to significant additional expenses. Such expenses could include incentives offered to existing subscribers and other business relationships in order to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption, significant penalties under privacy laws, and litigation, which could be material. Furthermore, the potential costs associated with any such cyber attacks could be greater than the insurance coverage the Company maintains.

If TINGO GROUP is unable to obtain stockholder approval for the conversion of the Series A Preferred Stock into Common Stock by June 30, 2023 (the “Trigger Date”), then all issued and outstanding shares of Series A Preferred Stock will be redeemed by TINGO GROUP in consideration of the right to receive cash and TINGO GROUP shall cause Tingo LLC, a wholly-owned subsidiary of TINGO GROUP (“Delaware Sub”), to issue to Tingo, the amount of membership interests of Delaware Sub as needed to cause Tingo, to own 27% of the total issued and outstanding membership interests of Delaware Sub.

If stockholders have not approved the conversion of the Series A Preferred Stock into Common Stock by June 30, 2023 (the “Trigger Date”), then, (i) all issued and outstanding shares of Series A Preferred Stock will be immediately and automatically redeemed by the Company, and all accrued and unpaid dividends thereon to the date of redemption extinguished, in consideration of the right to receive an aggregate amount, in respect of all shares of Series A Preferred Stock, of $1.00 in cash, and (ii) the Company shall, within ten (10) Business Days following the Trigger Event, cause TGH to issue to TMNA, the amount of membership interests of TGH as needed to cause TMNA, to own 27% of the total issued and outstanding membership interests of TGH, subject to the terms of the Series A Preferred Stock Certificate of Designations. We cannot assure you we will receive stockholder approval for the conversion of the Series A Preferred Stock into Common Stock by the Trigger Date.

In the event that (i) TINGO GROUP does not receive by the Trigger Date the stockholder approval with respect to the conversion of Series B Preferred Stock and the amendment of TINGO GROUP’s certificate of incorporation to increase the number of authorized shares of Common Stock, (ii) the Nasdaq change of control application is rejected, or (iii) Nasdaq requires Material Restrictions (as defined in the Series B Certificate of Designation) in order to approve the Nasdaq change of control application (each a “Trigger Event”), each holder of Series B Preferred Stock, at its sole option, shall have the right, but not the obligation, to reduce the Stated Value per share of Series B Preferred Stock in exchange for membership interests of Delaware Sub, up to a maximum of 33% of the outstanding membership interests of Delaware Sub.

In the event that (i) we do not receive by June 30, 2023 the stockholder approval with respect to the conversion of Series B Preferred Stock and the amendment of TINGO GROUP’s certificate of incorporation to increase the number of authorized shares of Common Stock, (ii) the Nasdaq change of control application is rejected, or (iii) Nasdaq requires Material Restrictions (as defined in the Series B Certificate of Designation) in order to approve the Nasdaq change of control application (each a “Trigger Event”), each holder of Series B Preferred Stock, at its sole option, shall have the right, but not the obligation, to reduce the Stated Value per share of Series B Preferred Stock in exchange for membership interests of TGH, up to a maximum of 33% of the outstanding membership interests of TGH. If the holder of Series B Preferred Stock exercises its option to acquire the maximum number of membership interests of TGH, the Stated Value per share shall be reduced to $14,292.71. For each 1% the holder of Series B Preferred Stock chooses to receive in membership interests of TGH up to the maximum of 33%, the Stated Value per share of Series B Preferred Stock shall decrease by $216.56. Any amounts that equal less than 1% shall be proportionality reduced. On the date that is ninety (90) days following the date on which the earliest Trigger Event occurs, TINGO GROUP shall redeem all outstanding shares of Series B Preferred Stock for the Stated Value, as, and if, so reduced. We cannot assure you we will receive stockholder approval for the conversion of the Series A Preferred Stock into Common Stock by the Trigger Date or that Nasdaq will approve the change of control application in the present form.

Failure or poor performance of third-party software, infrastructure or systems on which we rely could adversely affect our business.

We will rely on third parties to provide and maintain certain infrastructure that will be critical to its business. For example, a strategic partner provides services to us in connection with various aspects of our operations and systems. If such services become limited, restricted, curtailed or less effective or more expensive in any way or become unavailable to us for any reason, its business may be materially and adversely affected. The infrastructure of our third-party service providers may malfunction or fail due to events out of its control, which could disrupt its operations and have a material adverse effect on its business, financial condition, results of operations and cash flows. Any failure to maintain and renew our relationships with these third parties on commercially favorable terms, or to enter into similar relationships in the future, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

We also rely on certain third-party software, computer systems and service providers. Any interruption in these third-party services or software, deterioration in their performance, or other improper operation could interfere with its trading activities, cause losses due to erroneous or delayed responses, or otherwise be disruptive to its business. If our arrangements with any third party are terminated, it may not be able to find an alternative source of software or systems support on a timely basis or on commercially reasonable terms. This could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

Employee misconduct could expose us to significant legal liability and reputational harm.

Our platforms will operate in industries in which integrity and the confidence of its users and clients are of critical importance. During our daily operations, it will be subject to the risks of errors and misconduct by its employees, which include:

●	engaging in misrepresentation or fraudulent activities when marketing or performing services to users and clients;

●	improperly using or disclosing confidential information of its users and clients or other parties;

●	concealing unauthorized or unsuccessful activities; or

●	otherwise not complying with applicable laws and regulations or its internal policies or procedures.

If any of our employees engages in illegal or suspicious activities or other misconduct, it could suffer serious harm to its reputation, financial condition, client relationships and ability to attract new clients and even be subject to regulatory sanctions and significant legal liability. We may also be subject to negative publicity from the sanction that would adversely affect its brand, public image and reputation, as well as potential challenges, suspicions, investigations or alleged claims against us. It is not always possible to deter misconduct by its employees or senior management during the operations of its business or uncover any misconduct occurred in their past employment, and the precautions we take to detect and prevent any misconduct may not always be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on its reputation and its business.

TGH may be adversely affected by changes in the regulations applicable to the telecommunications sector. Internet-related issues may reduce or slow the growth in the use of our services in the future. In particular, our future growth depends on the further acceptance of the Internet in China and particularly the mobile Internet as an effective platform for assessing trading and other financial services and content.

As the internet continues to revolutionize commercial relationships on a global scale and online penetration increases, new laws and regulations relating to the use of the internet in general and the e-commerce sector in particular may be adopted. These laws and regulations may govern the collection, use and protection of data, consumer protection, online payments, pricing, anti-bribery, tax, country specific prices and website contents and other aspects relevant to our business. The adoption or modification of laws or regulations relating to our operations could adversely affect our business by increasing compliance costs, including as a result of confidentiality or security breaches in case of non-compliance, and administrative burdens. In particular, privacy related regulation could interfere with TGH’s strategy to collect and use personal information as part of its data-driven approach along the value chain. We currently believe that TGH complies with these new guidelines, and its data protection and privacy policies address methods for continued compliance with such guidelines. TGH must comply with applicable regulations in all of the countries in which it operates, and any non-compliance could lead to fines and other sanctions.

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

Fluctuations in exchange rates of the RMB could materially affect financial results. Tingo Mobile is also experiencing difficulties in obtaining foreign exchange for use in its operations outside of Nigeria and is dependent for those operations on financing providers not situated in Nigeria.

The exchange rates between the RMB and the U.S. dollars and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. The People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals.

Tingo Mobile, Tingo Foods, and other businesses based in Nigeria generally are having difficulty sourcing foreign exchange through the Central Bank of Nigeria, which has restricted access to foreign exchange in an effort to support the local Naira currency. This has adversely affected Tingo Mobile’s customers and the business community generally in Nigeria. As a result, it has been necessary for TGH, the parent company of Tingo Mobile and Tingo Foods, to arrange financing outside of Nigeria for compliance, operations, and other costs associated with its business in the United States and other locations outside of Nigeria. Nevertheless, if TGH is unsuccessful in raising capital or generated cash flow outside of Nigeria, its operations may be adversely affected.

The costs to comply with, or our failure to comply with laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and our reputation. TGH and its subsidiaries are subject to governmental regulation and other legal obligations related to privacy, data protection and information security. If TGH is unable to comply with these, it may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

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

Through its operating subsidiaries, TGH collects personally identifiable information and other data from its consumers and prospective consumers. TGH uses this information to provide services and relevant products to its consumers, to support, expand and improve its business, and to tailor our marketing and advertising efforts. TGH may also share consumers’ personal data with certain third parties as authorized by the consumer or as described in TGH’s privacy policy. As a result, TGH is subject to governmental regulation and other legal obligations related to the protection of personal data, privacy and information security in certain countries where it does business, and there has been, and we expect there will be a continuing increase globally in laws that restrict or control the use of personal data.

Additionally, the regulatory landscape surrounding data protection, data privacy and information security is rapidly changing across Africa. Among the African countries, only Ivory Coast, Ghana, Senegal, Morocco, Nigeria, South Africa and Tunisia have established comprehensive data protection and data privacy laws. These data protection laws and regulations were only recently enacted. For example, the National Information Technology Development Agency in Nigeria passed new data protection guidelines in 2017, and we have implemented new policies to comply with these regulations.

Compliance with the various data protection laws in Africa is challenging due to the complex and sometimes contradictory nature of the different regulatory regimes. Because data protection regulations are not uniform among the various African nations in which TGH operates, its ability to transmit consumer information across borders is limited by its ability to comply with conditions and restrictions that vary from country to country. In countries with particularly strict data protection laws, TGHor its relevant subsidiary might not be able to transmit data out of the country at all and may be required to host individual servers in each such country where it collects data. For example, Ivory Coast, Ghana, Senegal, Morocco, and Tunisia all restrict data transfer across borders. Ghana also requires that a company notify consumers in the event of a personal data breach. Egypt currently has no data protection and privacy laws. However, the Egyptian government announced in 2017 that it is committed to doubling the size of its e-commerce sector by 2020 and intends to update all legislation and regulation relevant to e-commerce. Moreover, many data protection regimes apply based on where a consumer is located, and as TGH expands and new laws are enacted or existing laws change, it may be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security, data privacy and regulation of email providers and those that require localization of certain data, which could require TGH to incur additional costs and restrict its business operations.

Any failure or perceived failure by TGH or its subsidiaries to comply with rapidly evolving privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other consumer data may result in governmental enforcement actions, litigation (including consumer class actions), criminal prosecution, fines and penalties or adverse publicity and could cause our consumers to lose trust in TGH, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

Risk Factors Relating to Intermediate’s Business

Intermediate’s trading platforms have no operating history, which makes it difficult to evaluate Intermediate’s future prospects.

Intermediate is focused on developing its various trading platforms and technology infrastructure, which have not launched. As Intermediate’s platforms will be built on technology and a significant portion of Intermediate’s staff come from Internet and technology companies, Intermediate has limited experience in most aspects of its trading platform business operation. Any aspect of Intermediate’s business model that does not achieve expected results may have a material and adverse impact on Intermediate’s financial condition and results of operations. It is therefore difficult to effectively assess TINGO GROUP’s future prospects.

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

If there is any negative publicity with respect to TINGO GROUP, its industry peers or its industries in general, TINGO GROUP’s business and results of operations may be materially and adversely affected.

TINGO GROUP’s reputation and brand recognition plays an important role in earning and maintaining the trust and confidence of its current and potential users and clients. TINGO GROUP’s reputation and brand are vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by clients or other third parties, employee misconduct, perceptions of conflicts of interest and rumors, among other things, could substantially damage TINGO GROUP’s reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of its services may not be the same as or better than that of other companies can also damage its reputation. Moreover, any negative media publicity about the industries in general or product or service quality problems of other firms in these industries, including TINGO GROUP’s competitors, may also negatively impact TINGO GROUP’s reputation and brand. If TINGO GROUP is unable to maintain a good reputation or further enhance its brand recognition, its ability to attract and retain users, clients, third-party partners and key employees could be harmed and, as a result, its business and revenues would be materially and adversely affected.

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

From time-to-time TINGO GROUP may evaluate and potentially consummate investments and acquisitions or enter into alliances, which may require significant management attention, disrupt Intermediate’s stock trading platform business and adversely affect its financial results.

TINGO GROUP may evaluate and consider strategic investments, combinations, acquisitions or alliances to further increase the value of Intermediate’s platforms and better serve Intermediate’s users and clients. These transactions could be material to its financial condition and results of operations if consummated. TINGO GROUP may not have the financial resources necessary to consummate any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets in addition to integration and consolidation risks. TINGO GROUP may not have sufficient management, financial and other resources to integrate any such future acquisitions or to successfully operate new businesses, and it may be unable to profitably operate its expanded company.

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Intermediate division’s principal executive office and operations, through its operating subsidiaries, are located in China. We also plan to launch various platforms which are being built initially in China. Accordingly, TINGO GROUP’s business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic, social conditions and government policies in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, such growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing since 2012. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China, could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect TINGO GROUP’s business and operating results, lead to reduction in demand for TINGO GROUP’s services and adversely affect TINGO GROUP’s competitive position. COVID-19 had a severe and negative impact on Chinese and global economy in the past few years. Whether this will lead to a prolonged downturn in the economy is still unknown. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our Intermediate division’s financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the PRC government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our Intermediate division’s business and operating results.

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

New laws and regulations that regulate Internet activities, including operating online platforms for insurance intermediary may be promulgated. If these new laws and regulations are promulgated, additional licenses may be required for operations. If our operations do not comply with these new regulations after they become effective, or if we fail to obtain any licenses required under these new laws and regulations, TINGO GROUP or its subsidiaries could be subject to penalties.

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

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect TINGO GROUP’s business and results of operations.

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

We are a holding company. As a holding company, we conduct a portion of our operations through our VIEs in the PRC. We receive the economic benefits of our VIE’s business operations through certain contractual arrangements; however, our rights under the VIEs Agreements do not provide us with an equity interest in our VIEs and is not the same as actual ownership.

Our PRC subsidiaries has entered into the VIE Agreements with our consolidated VIEs and their shareholders, which enable us to (i) exercise effective control over the consolidated VIE, (ii) receive substantially all of the economic benefits of the consolidated VIEs, and (iii) have an exclusive option to purchase all or part of the equity interests and assets in the consolidated VIEs when and to the extent permitted by PRC law. As a result of these contractual arrangements, we have control over and are the primary beneficiary of the consolidated VIE and hence consolidate its financial results as our consolidated VIE under U.S. GAAP.

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

Furthermore, new PRC laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations and the market price of our ordinary shares. In addition, if the imposition of any of these penalties or requirement to restructure our corporate structure causes us to lose the rights to direct the activities of our consolidated VIE or our right to receive their economic benefits, we would no longer be able to consolidate the financial results of such VIE in our consolidated financial statements, which may cause the value of our securities to significantly decline or even become worthless. However, we do not believe that such actions would result in the liquidation or dissolution of our company, our wholly-owned subsidiaries in China or our consolidated VIEs.

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

We conduct a portion of our operations through our VIEs, which is established in the PRC, and we rely on contractual arrangements with our consolidated VIEs and its shareholders to operate our business, which may not be as effective as direct ownership in providing operational control and otherwise have a material adverse effect as to our business.

We rely on contractual arrangements with our consolidated VIEs and its shareholders. A substantial majority of our revenue from Intermediate is generated by and a significant percentage of Intermediate consolidated assets are owned by the VIEs, whose financial statements are consolidated with ours. These contractual arrangements do not give us an equity interest in the VIEs and may not be as effective as direct ownership in providing us with control over our consolidated VIEs. If our consolidated VIEs or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by our consolidated VIEs is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in our consolidated VIEs, including such equity interest, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the contractual arrangement or ownership by the record holder of the equity interest.

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

Our wholly foreign-owned enterprise in the PRC, has entered into the VIEs Agreements with our consolidated VIEs and its shareholders. If our consolidated VIEs or its shareholders fail to perform their respective obligations under these contractual arrangements, we may incur substantial costs and expend additional resources seeking to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of our consolidated VIEs were to refuse to transfer their equity interests in the consolidated VIEs to our WFOE or its designee when our WFOE exercises the purchase option pursuant to these contractual arrangements, or if the shareholders of the VIEs were otherwise to act in bad faith toward TINGO GROUP or our WFOE, then our WFOE may have to take legal actions to compel them to perform their contractual obligations.

All of the VIEs Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures, but an arbitration proceeding is not as formal as a court proceeding and the arbitrator may apply PRC law in a manner different from a court. The legal system in the PRC is not as developed as in some other jurisdictions, such as the U.S., and the arbitrator may render a decision which is in conflict with our understanding of the laws of the PRC and we may have little if any recourse. As a result, uncertainties in the PRC legal system and the arbitration procedure could limit the ability of our WFOE to enforce these contractual arrangements. Meanwhile, there are very few precedents and formal guidelines as to how contractual arrangements in the context of a VIEs should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should it become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that our WFOE is unable to enforce these contractual arrangements, or if our WFOE suffers significant delay or other obstacles in the process of enforcing these contractual arrangements, TINGO GROUP may not be able to exert effective control over our consolidated VIEs, in which event we may lose the value of the VIEs Agreements and the relevant rights and licenses held by the VIEs which TINGO GROUP requires in order to operate its business, and its ability to conduct its business may be negatively affected. Any delay in effecting enforcement of our WFOE’s rights under the VIEs Agreements could materially and adversely affect our consolidated financial condition, the results of our operations, our prospects, our ability to continue in business and the market for and market price of our ordinary shares. If our WFOE is not able to enforce its rights, we may not be able to include the VIE’sfinancial statements with TINGO GROUP, which could cause our ordinary shares to lose most, if not all, of their value.

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

Our WFOE, however, could, at all times, exercise its option under the exclusive option agreement to cause the VIEs shareholders to transfer all of their equity ownership in our consolidated VIEs to a PRC entity or individual designated by our WFOE as permitted by the then applicable PRC laws. In addition, if such conflicts of interest arise, our WFOE could also, in the capacity of attorney-in-fact of the shareholders of our consolidated VIEs as provided under the power of attorney, directly appoint new directors of our consolidated VIEs. We rely on the shareholders of our consolidated VIEs to comply with PRC laws and regulations, which protect contracts and provide that directors and executive officers owe a duty of loyalty to our company and require them to avoid conflicts of interest and not to take advantage of their positions for personal gains, and the laws of the Cayman Islands, which provide that directors have a duty of care and a duty to act honestly in good faith with a view to our best interests. However, the legal frameworks of both China and the Cayman Islands do not provide guidelines on resolving conflicts with other corporate governance regimes. If our WFOE cannot resolve any conflicts of interest or disputes between our WFOE and the shareholders of our consolidated VIEs, TINGO GROUP would have to rely on the arbitration provisions of the VIEs Agreements, which, as discussed in the previous risk factor, could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such. As a result, in the event that the shareholders of the VIEs do not comply with their obligations under the VIEs Agreements, our WFOE may not be able to enforce its rights, in which event we may not be able to include the VIEs financial statements with TINGO GROUP’s which could cause our ordinary shares to lose most, if not all, of their value.

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

Our consolidated VIEs hold substantially all of our assets. Under the contractual arrangements, our consolidated VIEs may not and its shareholders may not cause it to, in any manner, sell, transfer, mortgage or dispose of its assets or its legal or beneficial interests in the business without our WFOE’s prior consent. However, in the event that the shareholders of our consolidated VIEs breach these contractual arrangements and voluntarily liquidate our consolidated VIEs, or our consolidated VIEs declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our WFOE’s consent, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If our consolidated VIEs undergoes a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

Risk Factors Relating to Micronet’s Business and Industry

Potential political, economic and military instability in Israel could adversely affect operations.

Certain of TINGO GROUP and Micronet’s principal offices and operating facilities are located in Israel. Accordingly, with respect to such Israeli facilities, political, economic and military conditions in Israel directly affect the operations of TINGO GROUP and Micronet. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility varying in degree and intensity has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and Palestinians, which has adversely affected the peace process and has negatively influenced Israel’s relationship with its Arab citizens and several Arab countries, including the Gaza Strip, the West Bank, Lebanon and Syria. Such ongoing hostilities may hinder Israel’s international trade relations and may limit the geographic markets where Micronet can sell its products and solutions. Hostilities involving or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could materially and adversely affect operations.

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

Substantial costs as a result of litigation or other proceedings relating to intellectual property rights may be incurred, which would have an adverse effect on the value of TINGO GROUP’s equity interest in Micronet.

Third parties may challenge the validity of Micronet’s intellectual property rights or bring claims regarding Micronet’s infringement of a third party’s intellectual property rights. This may result in costly litigation or other time-consuming and expensive judicial or administrative proceedings, which could deprive Micronet of valuable rights, cause them to incur substantial expenses and cause a diversion for technical and management personnel. An adverse determination may subject Micronet to significant liabilities or require it to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, Micronet may be required to pay substantial financial damages or be required to discontinue or significantly delay the development, marketing, sale or licensing of the affected products and intellectual property rights. The occurrence of any of the foregoing could have an adverse effect on the value of TINGO GROUP’s equity interest in Micronet.

Risks Relating to TGH

Risks Related to Doing Business in Africa

Many African countries are, or have been, characterized by political instability or changes in regulatory or other government policies.

Frequent and intense periods of political instability make it difficult to predict future trends in governmental policies. For example, the Arab Spring of 2010 and 2011 caused substantial political turmoil across the Middle East and North Africa, particularly in Egypt. During this period of instability in Egypt, the government temporarily dissolved the parliament, suspended the constitution and shut down the internet. In addition, if government or regulatory policies in a market in which Tingo Mobile operates were to change or become less business-friendly, the business of Tingo Mobile and its operating subsidiaries based in Africa could be adversely affected.

Governments in Africa frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations.

Governmental actions have often involved, among other measures, nationalizations and expropriations, price controls, currency devaluations, mandatory increases on wages and employee benefits, capital controls and limits on imports. TGH’s business, financial condition and results of operations may be adversely affected by changes in government policies or regulations, including such factors as exchange rates and exchange control policies, inflation control policies, price control policies, consumer protection policies, import duties and restrictions, liquidity of domestic capital and lending markets, electricity rationing, tax policies, including tax increases and retroactive tax claims, and other political, diplomatic, social and economic developments in or affecting the countries where TGH or its subsidiaries operate. For example, the Central Bank of Nigeria requires domestic companies to obtain a certificate to obtain foreign exchange for operation in other countries. There can be no assurance that TGH will be successful in obtaining these certificates. Any failure to obtain the required certificates could impact TGH’s ability to utilize corporate funds in Nigeria for business purposes outside of Nigeria, or adversely affect the exchange rate at which such foreign exchange could be obtained. In the future, the level of intervention by the Nigerian Central Bank may continue to increase. These or other measures could have a material adverse effect on TGH’ business, financial condition, results of operations and prospects.

TGH’s business may be materially and adversely affected by an economic slowdown in any region of Africa.

While we believe that economic conditions in Africa will improve, poverty in Africa will decline and the purchasing power of African consumers will increase in the long term, there can be no assurance that these expected developments will actually materialize. The development of African economies, markets and levels of consumer spending are influenced by many factors beyond TGH’s control, including consumer perception of current and future economic conditions, political uncertainty, employment levels, inflation or deflation, real disposable income, poverty rates, wealth distribution, interest rates, taxation, currency exchange rates and weather conditions. For example, a collapse in oil prices in early 2016 placed pressure on Nigeria’s currency, causing a currency shortage and threatening substantial inflation. Consumer spending declined in the face of significant price increases. As Tingo Mobile’s operations in Nigeria generate the substantial majority of TGH’s revenues than its operations in any other country in which TGH currently operates, adverse economic developments in Nigeria could have a much more significant impact on TGH’s results than a similar downturn in other countries. The occurrence of any of these risks could have a material adverse effect on TGH’s business, financial condition, results of operations and prospects.

Uncertainties with respect to the legal system in certain African markets could adversely affect TGH.

Legal systems in Africa vary significantly from jurisdiction to jurisdiction. Many countries in Africa have not yet developed a fully integrated legal system, and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in such markets. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since local administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to predict the outcome of administrative and court proceedings and our level of legal protection in many of the markets in which TGH or its subsidiaries operate. Moreover, local courts may have broad discretion to reject enforcement of foreign awards. These uncertainties may affect TGH’s ability to enforce its contractual rights or other claims. Uncertainty regarding inconsistent regulatory and legal systems may also embolden plaintiffs to exploit such uncertainties through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from TGH.

Many African legal systems are based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect.

There are other circumstances where key regulatory definitions are unclear, imprecise or missing, or where interpretations that are adopted by regulators are inconsistent with interpretations adopted by a court in analogous cases. In Nigeria, for example, there are Sharia law courts that operate in the predominantly Muslim north, to which only Muslims are subject. Decisions of these courts are subject to appeal and reversal by the secular courts. As a result, TGH or one or more of its subsidiaries may not be aware of its violation of certain policies and rules until after the violation. In addition, any administrative and court proceedings in Africa may be protracted, resulting in substantial costs and the diversion of resources and management attention.

TGH’s business may be materially and adversely affected by violent crime or terrorism in any region of Africa.

Many of the markets in which TGH or its subsidiaries operate suffer from a high incidence in violent crime and terrorism, which may harm our business. Violent crime has the potential to interfere with our delivery and fulfilment operations. Further, the terrorist attacks of Boko Haram have created considerable economic instability in north-eastern Nigeria for nearly a decade. Although it is difficult to quantify the economic effect of Boko Haram’s terrorist activities, countless markets, shops, and schools have been temporarily or permanently closed over the years out of fear of coordinated attacks. In some of the areas most devastated by terrorism, commercial banks have chosen to remain open for only three hours per day. Many Nigerians have also chosen to migrate from the north to the south, or out of the country altogether. If Boko Haram’s terrorist activities were to spread throughout Nigeria, the increasing violence could have material adverse effects on the Nigerian economy. Recently there have been nationwide protests resulting in deaths of demonstrators in clashes with the armed forces in Nigeria calling for the ban of a police unit, the Special Anti- Robbery Squad, which demonstrations have continued after the squad was disbanded as broader protests against police brutality and corrupt government. A terrorist attack in Nairobi in January 2019 by Somalia-based militant group al-Shabab drew increased attention to the risks of destabilization in Kenya. An increase in violent crime or terrorism in any region of Africa may interfere with transportation activities and discourage economic activity, weaken consumer confidence, diminish consumer purchasing power or cause harm to TGH’s sellers and consumers in other ways, any of which could have a material adverse effect on TGH’s business, financial position, results of operations and prospects.

The operations of TGH’s agricultural customer base may be affected by climate change.

The global climate is changing, and will continue to change, in ways that affect the planning and day to day operations of businesses, government agencies and other organizations. The manifestations of climate change include higher temperatures, altered rainfall patterns, and more frequent or intense extreme events such as heatwaves, drought, and storms. Nigeria is still practicing rain fed agriculture which renders agricultural operations there vulnerable to the adverse effects of climate change. Extreme events such as flooding, extreme heat and drought has led to soil degradation which has resulted in decreased agricultural production. These effects can impact agricultural operations in Nigeria and other African countries directly, as well as the personnel, physical assets, supply chain and marketing and distribution involved in those operations, and in turn adversely affect TGH’s customer base.

Tingo Mobile’s cash reserves are not diversified across a variety of financial institutions.

Tingo Mobile generates considerable cash flow from operations which it manages in conjunction with its primary deposit institution. Tingo Mobile has not, thus far, diversified its deposits among other financial institutions in Nigeria, and the amount that Tingo Mobile has on hand vastly exceeds the maximum deposit insurance provided by the Nigeria Deposit Insurance Corporation. If Tingo Mobile’s primary deposit institution were to experience a liquidity shortage or an interruption in banking activity, Tingo Mobile could be constrained from having access to its funds, and its operations, and that of TGH, could be materially adversely affected as a result.

Risks Related to TGH’s Business and Industry Sectors in Which It Operates

Inflation may have an adverse effect on TGH’s subscriber base.

Throughout 2020, 2021, and continuing into 2022, growing demand and supply chain disruption had resulted in increased prices of agricultural inputs, such as seeds and fertilizer, which in turn constrained growers’ ability to preserve margins on agricultural production, particularly for smaller farmers. Phosphate prices, for example, had increased approximately 139% from February 2020 to the end of 2021, while nitrogen had increased more than 80% during that period. The invasion of Ukraine by Russian armed forces in February 2022 has exacerbated inflationary pressure for these inputs, particularly inasmuch as Russia accounts for 13% of global production of potash, phosphate, and nitrogen and has been subjected to sweeping sanctions from western governments and the global financial system. Because of these input price pressures, TGH’s subscribers may find it more cost effective to produce at lower rates than historical levels, or abandon the current growing season entirely. Any diminution of growing activity by TGH’s subscriber base could also lead to lower activity on its Nwassa platform and lower revenue overall. We cannot guarantee you that TGH’s subscriber base will not be adversely affected by inflationary pressures regarding agricultural inputs, or that TGH’s financial condition or results of operations will not be adversely affected as a result.

TGH and its subsidiaries face competition, which may intensify.

In Nigeria, Tingo Mobile competes with a large number of mobile phone carriers. Current competitors, such as MTN, Airtel, Glo and 9 Mobile, being the four largest mobile networks, may seek to intensify their investments in those markets and also expand their businesses in new markets. Competitive pressure from current or future competitors or our failure to quickly and effectively adapt to a changing competitive landscape could adversely affect Tingo Mobile’s growth. Current or future competitors may offer lower prices and enhanced features, and Tingo Mobile may be forced to lower its prices and upgrade its phones and network in order to maintain its market share. With respect to Tingo Mobile’s payment services, it faces competition from financial institutions with payment processing offerings, debit and credit card service providers, other offline payment options and other electronic payment system operators, in each of the markets in which TGH or its subsidiaries operate. We expect competition to intensify in the future as existing and new competitors of TGH may introduce new services or enhance existing services. New entrants tied to established brands may engender greater user confidence in the safety and efficacy of their services. The expansion of mobile network operators and independent payment service providers may increase competition in the medium term.

TGH, through its subsidiaries, has entered into, or may enter into, agreements with various parties for certain business operations. Any difficulties experienced by TGH in maintaining these arrangements could result in additional expense, loss of subscribers and revenue, interruption of TGH’s services, or a failure or delay in the roll-out of new technology.

TGH, through its subsidiaries such as Tingo Mobile, has entered into, and may in the future enter into, agreements with various third parties for the day-to-day execution of services, provisioning, maintenance, and upgrading of TGH’s wireless and wireline networks, including the permitting, building, and installation of network upgrades; leases and subleases for space on communications towers; the development and maintenance of certain systems necessary for the operation of its business; customer service, related support to its wireless subscribers, outsourcing aspects of its wireline network and back office functions; and to provide network equipment, handsets, devices, and other equipment. For example, Tingo Mobile depends heavily on local access facilities obtained from ILECs to serve its data and voice subscribers, and payments to ILECs for these facilities are a significant cost of service for Tingo Mobile’s wireless customers. We also expect TGH’s dependence on key suppliers to continue as more advanced technologies are developed, which may lead to additional significant costs. If TGH’s key vendors fail to meet their contractual obligations or experience financial difficulty, or if TGH fails to adequately diversify its reliance among vendors, it may experience disruptions to its business operations or incur significant costs implementing alternative arrangements.

TGH and its subsidiaries are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject any one of them to criminal penalties or significant fines and harm the group’s business and reputation.

TGH and its subsidiaries are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, Nigeria anti-corruption statutes and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which TGH or its subsidiaries conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. As TGH expands its networks in Africa and internationally, its risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions or sanctions could harm its business, results of operations, and financial condition.

Required licenses, permits or approvals may be difficult to obtain in the countries in which TGH or its subsidiaries currently operate, and once obtained may be amended or revoked arbitrarily or may not be renewed.

Given TGH’s diversified offering of services, it requires approvals and licenses from national, regional, and local governmental or regulatory authorities in the countries in which we currently operate. For example, we may be required to obtain licenses to be able to continue offering or expand certain of our payment solutions, and there can be no assurance that we will obtain any such licenses in a timely manner or at all. Even if obtained, licenses are subject to review, interpretation, modification or termination by the relevant authorities. Any unfavorable interpretation or modification or any termination of a required license may significantly harm our operations in the relevant country or may require us to close down parts or all of our operations in the relevant country.

We can offer no assurance that the relevant authorities will not take any action that could materially and adversely affect these licenses, permits or approvals or of TGH’s ability to provide its services. TGH may experience difficulties in obtaining or maintaining some of these licenses, approvals and permits, which may require it to undertake significant efforts and incur additional expenses. If TGH or a subsidiary operates without a license, it could be subject to fines, criminal prosecution or other legal action. Any difficulties in obtaining or maintaining licenses, approvals or permits or the amendment or revocation thereof could have a material adverse effect on TGH’s business, financial condition, results of operations and prospects.

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

Shenzhen Magpie Information Consulting Technology CO., LTD, (“Shenzhen Magpie”) a wholly owned subsidiary of BI Intermediate currently maintains office space in Rm 06-07, 20/F, Block C, Eastern New World Square, 1003 Shennan Boulevard, Futian District, Shenzhen, China . The Shenzhen Magpie lease is a month-to-month lease expiring in April 30, 2023. The rent is $2,615 (RMB 50,000 per quarter) per month.

Bokefa Petroleum and Gas Co. Ltd, a wholly-owned subsidiary of BI Intermediate, currently has office space in Hangzhou, Zhejiang Province. The lease is payable on a monthly basis for two years at an annual rent of US$18,405.25. The office facility in Zhejiang Province occupies and is used for sales support, marketing and finance. The company expiring in insurance biasness.

Tianjin Bokefa Technology Ltd. (“Tianjin Bokefa”) is a wholly-owned subsidiary of Bokefa Petroleum and Gas Co. Ltd and currently has office space in Beijing and Tianjin. Lease are paid annually or quarterly, with an average lease term of 1.50 years and an annual rent of US$231,164.83. The office facility in Beijing occupies and is used for the headquarters, sales support, marketing, finance and operating groups. The company expiring in insurance biasness.

Beijing Fucheng Insurance Brokerage Co. Ltd (“Fucheng”) is a wholly owned subsidiary of Beijing YibaoTech and currently has office space in Beijing and Guangxi. Leases are paid annually or quarterly, with an average lease term of 1.70 years and an annual rent of $115,144.00. The office facility in Beijing and Guangxi occupies and is used for sales support, marketing, finance and operations. The company expiring in insurance biasness.

Guangxi Zhongtong Insurance Agency Co Ltd is a 60% owned subsidiary of Beijing Yibao Technology Co., Ltd. and currently has office space in various cities in Guangxi Province. Leases are paid semi-annually, quarterly or monthly, with an average lease term of 1.55 years and an annual rent of $96,318.75. The office facility in Guangxi occupies and is used for headquarters, sales support, marketing, finance and operations. The company expiring in insurance biasness.

All Weather Insurance Agency, Inc. (“All Weather”) is a VIE controlled subsidiary and currently has office spaces in Beijing and other different cities in China. Leases are payable annually, semi-annually, quarterly or monthly, with an average lease term of 1.55 years and an annual rent of $344,742.74. The office facility in Beijing and other cities occupies and is used for headquarters, sales support, marketing, finance and operations. The company expiring in insurance biasness.

TGH currently leases office space near Salt Lake City, Utah in the United States.  The lease is for 3,692 square feet of executive office space and is paid at a monthly base rate of USD $3,000.  Other costs such as IT services, etc. are added monthly in addition to the base rate.  The lease has no end date but is on a month-to-month basis.

TGH also currently leases office space in London in the United Kingdom. The lease is for 13 workstations and is paid at a monthly base rate of GBP 12,500.  The lease has an end date of June 30, 2023.

Tingo Mobile currently maintains office space in (Allainz Towers, 95 Broad street Marina Lagos.) and building at (93 Dr Kenneth Ojo Crescent Lingo Estate Sahara 4, Lokogoma, FCT, Abuja). The Tingo lease is a month-to-month lease expiring on December 31, 2023. The rent is N6,450,000.00 (Approximately $14,500) per month. The office facility in Nigeria occupies approximately 1128 square meters. They are used for the headquarters, sales support, marketing, finance and operating groups.

In Ghana, we lease a 600 square meter office space in Accra at the rate of $8,000 per month, for a 2-year period commencing November 1, 2022.  We also lease a 3-bedroom apartment in Ghana for the use of our executives and staff to use while traveling to Ghana.  This lease is for a 1-year period commencing January 6, 2023 and is for $1,600 per month.

In Dubai, we lease office space at the rate of 33,333 Arab Emirate Dirhams (AED) per month.  Our lease covers approximately 300 square meters and is for a 1-year period commencing December 8, 2022.

Item 3. Legal Proceedings.

There is no open legal proceeding as of December 31, 2022 and as of today. We could be involved in ordinary course litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on Nasdaq under the symbol “TINGO GROUP” on February 27, 2023. under the symbol “TIO”. Before that date it was trading under the symbol “MICT” from April 29, 2013. Prior to that date, there was no established public trading market for our common stock.

Holders

As of March 31, 2023, we had 163,727,382 shares of common stock outstanding and such shares were held by 282 stockholders of record. Because some of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

On December 1, 2022, TGH and MICT Fintech were added as parties to the Merger Agreement, and TINGO GROUP completed the merger of Tingo BVI Sub with and into MICT Fintech and MICT Fintech became a wholly-owned subsidiary of TGH, which is a wholly-owned subsidiary of TINGO GROUP. At the closing of Merger , the total consideration paid by TINGO GROUP to TMNA was: (i) 25,783,675 shares of common stock of TINGO GROUP, representing approximately 19.9% of the number of shares of MICT’s common stock issued and outstanding immediately prior to Closing; (ii) 2,604.28 shares of Series A Preferred Stock convertible into 26,042,808 shares of TINGO GROUP Common Stock equal to approximately 20.1% of the total issued and outstanding TINGO GROUP Common Stock immediately prior to Closing; and (iii) 33,687.21 shares of Series B Preferred Stock convertible into 336,872,138 shares of TINGO GROUP Common Stock equal to approximately 35% of TINGO GROUP’s total issued and outstanding common stock. Of the foregoing of shares of TINGO GROUP common and preferred stock issued to TMNA in connection with the Merger (the “Merger Consideration Shares”), 5% of the Merger Consideration Shares was withheld in escrow to satisfy the indemnification obligations of TMNA under the Merger Agreement.

The issuance of the Merger Consideration Shares pursuant to the Merger Agreement was made in a transaction not constituting a public offering and, therefore, exempt from the registration requirements of the Securities Act of 1933, as amended , in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2022:

	Year ended December 31 2022		Year ended December 31 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at the beginning of period:	1,558,000	$1.74	1,158,000	$2.24
Changes during the period:
Granted	-	$-	740,000	$1.97
Exercised	-	$-	(60,000)	$1.35
Forfeited	(968,000)	$1.68	(280,000)	$1.41
Options outstanding at the end of the period	590,000	$1.83	1,558,000	$1.74
Options exercisable at the end of the period	434,167	$1.74	1,118,000	$1.57

The Company has warrants outstanding as follows:

	Warrants Outstanding	Warrants Exercisable	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2021	62,863,879	62,863,879	$2.854	4.5
Granted	-		$-	-
Forfeited	-		$-	-
Exercised	-		$-	-
Balance, December 31, 2022	62,863,879	62,863,879	$2.854	4.25

Related party transaction

On January 1, 2021, we entered into a transaction through our wholly-owned subsidiary, Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we loaned the Guangxi Zhongtong shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40 million (approximately $6,125,000) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of December 31, 2022, only RMB 8,010,000 (approximately $1,243,000) was drawn down from the GZ Frame Work Loan for working capital and approximately $522,000 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

On July 1, 2021, Bokefa entered into a transaction with the shareholders of All Weather Insurance Agency Co., Ltd (“All Weather”),. Pursuant to the Transaction, Bokefa agreed to provide the All Weather shareholders with a frame work loan (the “AW Frame Work Loan”) for a total amount of up to RMB 30 million (approximately $4.7 million) (the “AW Frame Work Loan Amount”) which, if utilized, will be used for working capital purposes of All Weather. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders pledged their shares for the benefit of Bokefa in order to secure the amount for the AW Frame Work Loan Amount (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the Shareholders (“Option Agreement”) under such terms set forth in the Option Agreement (which include an exercise price not less than the maximum AW Frame Work Loan Amount and the right to convert the AW Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather and (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount. The Transaction was structured as a VIE structure (pursuant to which we do not technically hold the shares) and as a result of our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and the primary beneficiary of All Weather’s business. On October 27, 2021, the entire AW Frame Work Loan Amount of $4.7 million was transferred to the shareholders and $2.7 million was transferred back to All Weather for purposes of working capital. In addition, as of December 31, 2022, the Company has outstanding receivables from the shareholder of All Weather in the sum of approximately $4,603,000. The fund was provided in 2021 in advance to a transaction between the parties pursuant to which the VIE structure described above shall be replaced by an equity structure for purchase by TINGO GROUP of such equity interests in All Weather on such commercial and other terms to  be agreed by the parties.

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

On May 13, 2022, the Company and TMNA executed a loan agreement pursuant to which the Company agreed to loan TMNA (“Maker”) a sum of $3,000,000 (the “Note” and “Loan” respectively) . The Loan bears an annual interest of 5%. The principal balance of the Loan and any accrued and unpaid interest due under the Note shall be due and payable on May 10, 2024 (“Initial Maturity Date”). The principal balance may be prepaid at any time by Maker without penalty.

On July 28, 2022, the Company agreed to replace the Note with a new note (“New Note”), pursuant to which the amount of the Loan granted under the New Note is $3,500,000, with all other terms remaining in effect without a change.

On September 28, 2022, the Company agreed to replace the New Note with a second new note (“Second New Note”), pursuant to which the amount of the Loan granted under the New Note is $3,700,000, with all other terms remaining in effect without a change.

On October 6, 2022, the Company agreed to replace the Second New Note with a third new Note (“Third New Note”) in the aggregate principal amount of $23,700,000 with all other terms remaining in effect without a change.

On October 15, 2022, TMNA extended a loan to Tingo Mobile in the aggregate principal amount of $15,866,000 (“Tingo Mobile Loan”). The Tingo Mobile loan bears interest at 5% per annum and matures on May 10, 2024.

On December 21, 2022, the Company and its subsidiary, MICT Fintech executed a loan agreement pursuant to which the Company agreed to loan MICT Fintech a sum of $10,000,000, with interest charged at a rate of 10% per annum. The principal balance of the loan and any accrued and unpaid interest shall be due and payable on December 31, 2023. On the same date, MICT Fintech loaned $10,000,000 to its subsidiary, Tingo Mobile, with interest charged at a rate of 25% per annum. The principal balance of this loan and any accrued and unpaid interest shall also be due and payable on December 31, 2023. The purpose of the loan is to fund costs relating to the purchase of smartphone handsets to be provided under operating lease agreements to two key customers of Tingo Mobile and Tingo Ghana Limited, which in turn is expected to facilitate a number of business revenue streams for Tingo Mobile and Tingo Ghana Limited, including but not limited to operating lease revenues, platform transaction revenues, product sale commissions and commodity export revenues.

Overview. On February 9, 2023, the Company and MICT Fintech acquired from Dozy Mmobuosi, Tingo Mobile Founder and Chief Executive Officer all of the outstanding share capital of Tingo Foods PLC (“Tingo Foods”), a Nigerian public limited company that has operated in the food processing industry since its inception in September 2022. As part of its expansion strategy, Tingo Foods plans to fit out operate a state-of-the-art food processing facility in the Delta State of Nigeria, which is expected to be the largest of its kind in Africa, and scheduled for completion by the end of the first half of 2024.

Consideration Provided. As consideration for Tingo Foods, we issued Mr. Mmobuosi a senior secured promissory note in the principal amount of $204 million, bearing interest at 5.0% per annum and maturing in 24 months. In addition, we also agreed to fit out the Tingo Foods facility with the necessary processing equipment and further agreed to require Tingo Foods to enter into a long-term ground lease for the facility, with lease payments to commence when the facility becomes operational.

Current assets – related parties

	December 31,	December 31,
	2022	2021
(USD in thousands)
Shareholders of All Weather	$4,603	$3,680
Beijing Fucheng Prospect Technology Co., Ltd	267
Loan to Tingo inc.	8,099
Convertible loan to Micronet	-	535
Shareholders of Guangxi Zhongtong	522	919
	$13,491	$5,134

Current liabilities – related parties

	December 31,	December 31,
	2022	2021
(USD in thousands)
Shareholders of Bokefa Petroleum and Gas	$308	$-
Shareholders of All Weather	659	4
Shareholders of Tingo Mobile Limited	56,539	-
	$57,506	$4

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

We are a holding company conducting financial technology business and agri-fintech business through our subsidiaries and entities, both wholly-owned and controlled through various VIE arrangements (“VIE entities”), which are located mainly in Africa, Southeast Asia and the Middle East.

We currently operate in three segments and following the recent launches of Tingo DMCC and TingoPay, and the acquisition of Tingo Foods, we will be operating in six segments i) Fintech Verticals and Technology, comprising of our operations in China where we have 3 VIEs through which we operate our business of insurance brokerage.; ii) Online Stock Trading, comprising mainly the operation of Magpie through which we operate the business of online stock trading, located mainly in Hong Kong and Singapore; iii) Comprehensive Platform Service which includes the operations of Tingo Mobile described above and includes the operations of Tingo Mobile for the month of December; (iv) Commodity Trading Platform and Export, through Tingo DMCC, which handles the trading of agricultural commodities and the export of crops and processed foods (Tingo DMCC launched in December 2022 and commenced trading in January 2023); (v) Fintech, Payment Services and Value Added Services Super App and Merchant Services through TingoPay (which launched on February 13, 2023); and (iv) Food Processing, where crops and raw foods are processed into finished products, through Tingo Foods, (Purchase by the Company in February 2023) which commenced food processing operations in September 2022 .

Acquisition of Tingo Mobile

Our business has changed significantly in recent years and more specifically since December 1, 2022, following the completion of the Acquisition of Tingo Mobile. We have made another significant acquisition subsequent to December 31, 2022, of Tingo Foods.

Tingo Mobile is the leading Agri-Fintech company in Africa, with a comprehensive portfolio of innovative products, including a ‘device as a service’ smartphone and pre-loaded platform product.

Tingo Mobile’s Nwassa platform is believed to be Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology that enables users to access markets in which they operate. Using Tingo Mobile’s ecosystem, farmers can ship produce from farms throughout Nigeria. The ecosystem provides real-time pricing, straight from the farms, which eliminates middlemen.

Although Tingo Mobile has a large retail subscriber base, its business model is essentially a business-to-business-to-consumer (“B2B2C”) model. Each of our current subscribers is a member of one of a small number of cooperatives with whom we have a contractual relationship, which facilitates the distribution of Tingo-branded smartphones into the various rural communities of user farmers/agri-workers.

Our revenues from Tingo mobile are derived from agri-tech business, inter-alia, smart phone leasing, an agri-marketplace, airtime top ups, utility payment services, bill-pay and e-wallet, insurance products and access to finance and lending services.

On November 10, 2022, Tingo Mobile opened a new regional head office in Ghana and launched operations there enrolling additional 2 million new customers in Ghana and on December 14, 2022, Tingo Mobile launched in Malawi as a strategic base from which to expand into East Africa and target neighboring countries such as Tanzania, Zambia, and Mozambique.

In addition to its agri-fintech business, on December 12, 2022, we launched our global commodities trading platform and export business (“Tingo DMCC”) from the Dubai Multi Commodity Centre (the “DMCC”), which is regarded as the world’s No.1 Free Trade Zone and a major global commodity trading centre, to facilitate purchases and export of agricultural commodities from both its existing customer base and new customers. Through the strong relationships between Tingo Mobile and the cooperatives and other parties it deals with in Nigeria and Ghana, we have secured access to significant quantities of agricultural produce for export, including wheat, millet, cassava, ginger, cashew nuts, cocoa and cotton.

As a complementary step, on February 9, 2023, we acquired the entire share capital of Tingo Foods, which commenced food processing operations in September 2022, generating more than $400 million of revenue in its first four months of trading. Through Tingo Foods, we expect to enhance our ability to integrate agricultural producers into the ’seed to sale’ value chain and digital ecosystem. We also plan the development of our own food processing facility, which is expected to be completed by the end of the first half of 2024.

As part of our strategy to leverage our fintech platforms, infrastructure and the Tingo brand, we recently launched the TingoPay Super App in partnership with Visa. TingoPay broadens our reach outside of the agricultural sector, targeting retail customers of any age (18+) and demographic. TingoPay customers via the TingoPay Super App, can make online transactions in their domestic or foreign currencies, as well as to manage their cards, set up repeat payments and access transaction statements.

We are aiming to be the leading fintech and agri-fintech business in Africa, before expanding into Southeast Asia and certain other parts of the world, delivering financial inclusion and financial upliftment to our customers, including to rural farming communities through the Company’s agri-fintech platform and products.

Reportable Segments

We report our financial performance based on the following segments: Verticals and Technology, Online Stock Trading, Comprehensive Platform Service. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 14 – Segment Information and Geographic Data of the Notes to Financial Statements. Following the acquisition of Tingo Mobile the Company restructure its segments and retroactively applied it to all years presented.

Fintech Verticals and Technology – this segment comprising of our operations in China where we have 3 VIEs through which we operate, mainly, our business of insurance brokerage.

Online Stock Trading – this segment comprise mainly the operation of Magpie through which we operate the business of online stock trading, located mainly in Hong Kong and Singapore.

Comprehensive Platform Service – This segment includes the operations of Tingo Mobile described above and includes the operations of Tingo Mobile for the month of December.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

We measure our performance on a consolidated basis as well as the performance of each segment.

Revenues

Net revenues for the year ended December 31, 2022 were $146,035,000, compared to $55,676,000 for the year ended December 31, 2021, an increase of $90,359,000. The increase is mainly attributed to the acquisition of Tingo Mobile on December 1 2022, which in turn created the Company’s new Comprehensive Platform Service segment.

SEGMENT RESULTS OF OPERATIONS

(In Thousands, except percentages)	2022	2021	Percentage Change

Revenue

Fintech Verticals and Technology	$57,364	$54,932	4%
Online Stock Trading	55	18	205%
Comprehensive Platform Service	88,616	-	-%
Mobile Resource Management		726	-%

Total	$146,035	$55,676	262%

Loss from operating

Verticals and technology	$(12,538)	$(9,648)
Corporate and others	(26,203)	(20,744)
Online Stock Trading	(9,829)	(7,504)
Comprehensive Platform Service	36,778	-
Total	$(11,792)	$(37,896)

Reportable Segments

Fiscal Year 2022 Compared with Fiscal Year 2021

Fintech Verticals and Technology

●	Net revenues related to the fintech business and insurance agency business for the year ended December 31, 2022 was $57,364,000, as compared to $54,932,000 revenues for the year ended December 31, 2021, and reflects an increase of $2,432,000, for the year ended December 31, 2022 as compared to the same period last year. The increase is attributed to acquisition of All Weather which we started to consolidate their financial results and business lines from the consummation of the transaction on July 1, 2021 (as further detailed above),and was offset by decrease in revenues from Guangxi Zhongtong and Tianjing Bokefa as a result of the lockdown in certain cities and regions during 2022 due to COVID-19.

●	Cost of revenues for the year ended December 31, 2022 was $47,837,000, as compared to $45,740,000 for the year ended December 31, 2021, reflecting an increase of $2,097,000. The increase is attributable to costs associated to the operations of All Weather which we started to consolidate on July 1, 2021 and was offset by decrease in Cost of revenues from Guangxi Zhongtong as a result of the lockdown in certain cities and regions during 2022 due to COVID-19.

●	Gross profit for the year ended December 31, 2022 was $9,527,000, as compared to $9,192,000 Gross profit for the year ended December 31, 2021, reflecting an increase of $335,000. The increase is attributable to the introduced insurance products with higher gross margins in 2022 as compared to last year, including engineering insurance and liability insurance. Therefore, the change in product mix resulted in higher gross margins.

Loss from operations related to the Fintech business and insurance agency business for the year ended December 31, 2022 was $12,538,000, as compared to $9,648,000 for the year ended December 31, 2021, and reflects an increase of $2,890,000 or 30%, for the year ended December 31, 2022 as compared to the same period last year. The increase is attributed to increase in selling and marketing expenses and increase in research and development expenses as further detailed below.

Online Stock Trading

●	Net revenues related to the online stock trading platform segment for the year ended December 31, 2022 was $55,000, as compared to $18,000 for the year ended December 31, 2021, an increase of $37,000 as compared to last period. The increase is attributed to the launch of Magpie Invest, a global stock trading app, on September 15, 2021.

●	Cost of revenues related to the online stock trading platform segment for the year ended December 31, 2022 was $65,000 as compared to nil in 2021. The increase is attributed to the broker applied minimum monthly brokerage charge in year 2022.

●	Gross loss for the year ended December 31, 2022 was $10,000, as compared to gross profit of $18,000 for the year ended December 31, 2021, and reflects a decrease of $28,000. The decrease is attributed to the fact that the revenues can’t cover the broker monthly minimum charges.

●	Loss from operations related to the online stock trading platform segment for the year ended December 31, 2022 was $9,829,000, as compared to $7,504,000 for the year ended December 31, 2021, and reflects an increase of $2,325,000 for the year ended December 31, 2022 as compared to the same period last year. The increase is attributed to increase in service charges amounts to $2,240,000.

Comprehensive AgriFtinech Platform Service

●	Net revenues for the year ended December 31, 2022 was $88,616,000, as compared to nil for the year ended December 31, 2021.

●	The increase is attributable to the acquisition of Tingo Mobile which was completed on December 1, 2022. We consolidate the operation of Tingo Mobile for one month and we expect revenues to increase significantly from 2023 when such operations are consolidated for a full year. The revenues of Tingo Mobile are also expected to increase due to its geographical expansion and the significant trade partnerships entered into during Q4 2022.

●	Cost of revenues for the year ended December 31, 2022 was $33,341,000, an increase of $33,341,000. The increase relates to the cost of revenues of Tingo Mobile since its acquisition and consolidation on December 1, 2022.

●	Gross profit for the year ended December 31, 2022 was $55,275,000 representing 62% margin. We believe that such margins will increase as a higher proportion of the revenues in Tingo Mobile are expected to be generated from its Nwassa digital marketplace and services.

●	Gain from operations related to the Comprehensive AgriFtinech Platform Service segment for the year ended December 31, 2022 was $36,778,000. The increase is attributable to the acquisition of Tingo Mobile which was completed on December 1, 2022. We consolidate the operation of Tingo Mobile for one month.

Net revenues related to the Mobile Resource Management (MRM (Micronet)) for the year ended December 31, 2022 were $0, as compared to $726,000 for the year ended December 31, 2021 and reflects a decrease of $726,000 for the year ended December 31, 2022. MRM revenues were solely contributed by Micronet. The changes is attributed to the consolidation of the MRM Segment (Micronet) results as of the second quarter of 2020 and the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements commencing from May 9, 2021.

Cost of revenues

Total Cost of revenues for the year ended December 31, 2022 was $81,243,000, compared to $46,456,000 for the year ended December 31, 2021. This represents an increase of $34,787,000, for the year ended December 31, 2022 as compared to the same period last year.

There was no Cost of revenues related to the MRM segment for the year ended December 31, 2022, as compared to $716,000 for the year ended December 31, 2021. The decrease is attributed to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements from May 9, 2021 through December 31, 2022.

Gross profit

Gross profit for the year ended December 31, 2022 was $64,792,000, representing 44% of the revenues. This is in comparison to gross profit of $9,220,000, representing 16% of the revenues for the year ended December 31, 2021 and reflects an increase of $55,572,000, for the year ended December 31, 2022 as compared to the same period last year. The increase is mainly attributable to the acquisition of Tingo Mobile, as well as to the development of our fintech business and insurance agency business.

There was no Gross profit related to the MRM (Micronet) segment for the year ended December 31, 2022, as compared to gross loss of $10,000 for the year ended December 31, 2021 and reflects a decrease of $10,000 for the year ended December 31, 2022. MRM Gross profit were. The change is attributed to the dilution in our ownership and voting interests in Micronet, causing us to cease consolidating Micronet’s operations in our financial statements from May 9, 2021

Selling and Marketing Expenses

Selling and Marketing expenses are part of operating expenses. Selling and marketing cost for the year ended December 31, 2022, was $11,140,000, as compared to $6,814,000 for year ended December 30, 2021. This represents an increase of $4,326,000, for the year ended December 31, 2022 as compared to the same period last year. The increase is mainly the result of : (i) an increase of $1,469,000 related to the operations of Tingo Mobile and; (ii) an increase of marketing charges related to the insurance brokerage within the Fintech Verticals and Technology segment, in an amount of $3,483,000 and; (iii) a decrease of $601,000 related to Online Stock trading segment. As global stock markets suffered sell-offs and high levels of volatility, resulting in reduced levels of retail investment, Magpie significantly reduces its marketing activity and instead focused on pivoting its business to a B2B model and to compliment the established business model of Tingo Mobile.

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the year ended December 31, 2022 was $58,165,000, compared to $36,488,000 for the year ended December 31, 2021. This represents an increase of $21,677,000, which is due in the main to (i) nonrecurring merger costs of $9,573,000, as noted above, (ii) an increase in salaries associated with the operations of the Fintech Verticals and Technology segment, whereby in 2021 we completed acquisitions of several insurance businesses that were only consolidated for part of the year, from the date of acquisition, whereas a full year of costs is included in 2022. The wages and salaries for the year ended December 31, 2022 also includes $3,603,000 of costs relating to Tingo Mobile; (iii) an increase in depreciation of $1,693,000, which relates in the main to Tingo Mobile; (iv) a decrease in share based expenses to directors and employees in the of amount of $4,633,000; and (v) an increase in service charges, mainly relating to the Online Stock Trading segment as the year ended December 31, 2021 only included such costs from the date of launch in September 2021, whereas the year ended December 31, 2022 includes a full year of costs. The increase in service charges amounts to $2,240,000.

Research and Development Expenses

Research and development costs, includes mainly salaries, materials and sub-contractors. R&D expenses for the year ended December 31, 2022 was $1,689,000, compared to $889,000 for the year ended December 31, 2021 an increase of $800,000. On one hand, we have an increase of $1,145,000 in expenses related to the acquisition of Zongtong and All weather in 2021. On the other hand, we have a decrease of $231,000 from deconsolidation of the MRM segment (Micronet) results with the company from the second quarter of 2021, and because the global stock markets trading keep going downwards, we can see a decrease of $114,000 from research and development expenses.

Loss from Operations

Our loss from operations for the year ended December 31, 2022 was $11,792,000, compared to loss from operations of $37,896,000, for the year ended December 31, 2021. The decrease in loss from operations is mainly attributable to the profitable operations of Tingo mobile that we consolidated in December 1, 2022 for the first time.

Finance Income (Expense), Net

Finance income (expenses), net for the year ended December 31, 2022, was $(750,000) compared to $ 395,000 for the year ended December 31, 2021a decrease of $1,145,000. The decrease in financial expenses, net for the year ended December 31, 2022, is primarily due to a net favorable change in exchange rates.

Net Loss Attributed to TINGO GROUP, Inc.

Our net loss for the year ended December 31, 2022, was $47,069,000, compared to $36,428,000, for the year ended December 31, 2021 an increase of $10,641,000. The increase for the year ended December 31, 2022 is mainly a result of an increase in tax expenses relating to the acquisition and consolidation of Tingo.

Liquidity and Capital Resources

We have funded our operations with proceeds from the sales of shares of our common stock, which we undertook in November 2020 and February and March 2021. As of December 31, 2022, our total cash and cash equivalents balance was $500,316,000, as compared to $96,619,000 as of December 31, 2021. This reflects an increase of $403,697,000 in cash and cash equivalents which relates in the main to the acquisition and consolidation of Tingo Mobile on December 1, 2022, which had accumulated such cash through its trading activities. Notwithstanding the sizeable cash balance held by Tingo Mobile, it should be noted that the majority of the cash is held at its bank in Nigeria, and there are certain foreign exchange restrictions in place that limit the conversion of such cash into US Dollars, and into other currencies from Naira. As stated in numerous recent Company announcements, we are progressing a strategy to dollarize the business of Tingo Mobile, including through the Tingo DMCC commodity trading platform and export business; expansion into other countries that have freely tradeable currency, such as Ghana, Malawi and Dubai; and through the launch of TingoPay in partnership with Visa.

The Company’s operations are cash generative following the acquisition of Tingo Mobile Limited. There is however the possibility that the Company may seek to raise external financing in the future, if required to fund its growth plans and expansion strategy

As stated above, the majority of the cash held by Tingo in Nigeria is not freely transferable inside the group. Even taking into account the foreign exchange restrictions on the cash in Tingo Mobile, based on our current operating plan we believe that our cash, cash equivalents, as of December 31, 2022, will be sufficient to fund our currently projected operating expenses for at least the next 12 months.

Sales of our Securities

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

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. The following tables summarize our contractual obligations as of December 31, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligation:	Total	Less than 1 year	1-3 year	3-5 year	5+ year
Office leases commitment	2,246,040	1,287,995	904,174	53,871	-
Short-term debt obligations Commitment	837,442	460,477	376,965	-	-
Services Contract Commitment	260,975	260,975	-	-	-
Total	3,344,457	2,009,447	1,281,139	53,871	-

Loans Provided by TINGO GROUP

On May 13, 2022, the Company and TMNA executed a loan agreement pursuant to which the Company agreed to loan TMNA (“Maker”) a sum of $3,000,000 (the “Note” and “Loan” respectively) . The Loan bears an annual interest of 5%. The principal balance of the Loan and any accrued and unpaid interest due under the Note shall be due and payable on May 10, 2024 (“Initial Maturity Date”). The principal balance may be prepaid at any time by Maker without penalty.

On July 28, 2022, the Company agreed to replace the Note with a new note (“New Note”), pursuant to which the amount of the Loan granted under the New Note is $3,500,000, with all other terms remaining in effect without a change.

On September 28, 2022, the Company agreed to replace the New Note with a second new note (“Second New Note”), pursuant to which the amount of the Loan granted under the New Note is $3,700,000, with all other terms remaining in effect without a change.

On October 6, 2022, the Company agreed to replace the Second New Note with a third new Note (“Third New Note”) in the aggregate principal amount of $23,700,000 with all other terms remaining in effect without a change.

On December 21, 2022, the Company and its subsidiary, MICT Fintech executed a loan agreement pursuant to which the Company agreed to loan MICT Fintech a sum of $10,000,000, with interest charged at a rate of 10% per annum. The principal balance of the loan and any accrued and unpaid interest shall be due and payable on December 31, 2023. On the same date, MICT Fintech loaned $10,000,000 to its subsidiary, Tingo Mobile, with interest charged at a rate of 25% per annum. The principal balance of this loan and any accrued and unpaid interest shall also be due and payable on December 31, 2023. The purpose of the loan is to fund costs relating to the purchase of smartphone handsets to be provided under operating lease agreements to two key customers of Tingo Mobile and Tingo Ghana Limited, which in turn is expected to facilitate a number of business revenue streams for Tingo Mobile and Tingo Ghana Limited, including but not limited to operating lease revenues, platform transaction revenues, product sale commissions and commodity export revenues.

Debt Repayment

As of December 31, 2022, the Company had short-term loans from others of $460,000 comprised as follows: $286,000 loans of All Weather Insurance Agency bear interest of  0%,  will be repaid before December 31, 2023. The $174,000 loans of Zhongtong Insurance that bear interest of 10% will be repaid before December 31, 2023.

As of December 31, 2021, the Company had short-term loans from others of $1,657,000 comprised as follows: $1,155,000 loans of All Weather Insurance Agency bear interest of 0%, of which $1,088,000 will be repaid on December 31, 2022 and $67,000 will be repaid on August 3, 2022. The $314,000 loans of Zhongtong Insurance that bear interest of 10% has been repaid subsequently on January 11, 2022, and the remaining loans of Zhongtong Insurance in amount of $188,000 loans that bear interest of 10% will be repaid before December 31, 2022.

As of December 31, 2022, the Company had long-term loans from others of $377,000 comprised as follows: $377,000 loans of All Weather Insurance Agency bear interest of 0%, will be repaid before December 31, 2025.

For the year ended December 31, 2022, our working capital was $265,781,000, compared to $102,107,000 for the year ended December 31, 2021. The increase is mainly due to the increase in our cash and trade account receivable, in relation to our acquisition and consolidation of Tingo Mobile on December 1, 2022, as described above. Based on our current business plan, and in view of our cash balance following the completion of the acquisition of Tingo Mobile, we anticipate that our cash balances will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Report.

	For the year Ended December 31,
	2022	2021
	USD in thousands	USD in thousands
Net Cash provided by (used in) Operating Activities	$46,011	$(31,336)
Net Cash provided by (used in) Investing Activities	366,961	(8,853)
Net Cash provided by (used in) Financing Activities	(10,715)	109,602
Translation adjustment on cash and restricted cash	1,256	97
Cash and cash equivalents and restricted cash at Beginning of Period	99,036	29,526
Cash and cash equivalents and restricted cash at end of period	$502,549	$99,036

Cash Flow from Operating Activities

For the year ended December 31, 2022, our cash flows from operating activities related to net loss adjusted for non-cash expenses, primarily depreciation and amortization and share based compensation in the amount of $(47,755,000), as well as (1) changes in deferred tax, net of $(28,759,000) which relates in the main to the deferred tax arising on the Purchase Price Allocation for the acquisition of Tingo Mobile; and (2) effects of changes in working capital in the amount of $30,503,000, which in the main relate to the acquisition and consolidation of Tingo Mobile, which completed on December 1, 2022.

 For the year ended December 31, 2021, our cash flows from operating activities related to net loss adjusted for non-cash expenses, primarily depreciation and amortization and share based compensation in the amount of $(18,979,000), as well as (1) changes in deferred tax, net of $2,539,000, and (2) effects of changes in working capital in the amount of $47,776,000.

Cash Flow from Investing Activities

For the year ended December 31, 2022, we had net cash inflows arising from investing activities of $366,961,000, which consisted of (1) net cash used in investing of purchase of property and equipment of $39,645,000 and (2) cash held by at Tingo Mobile of $(430,563,000) which was consolidated into the Company from the completion of its acquisition on December 1, 2022 and (3) repayment of loan back from Micronet of $(534,000) (4) the issuance of a loan to Tingo Inc of $23,700,000 (5) loan to related party of $791,000.

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

Cash Flow from Financing Activities

For the year ended December 31, 2022, we had net cash provided by financing activities of $10,715,000, which consisted of: (1) repayment of loan to related party and others of $10,859,000 and (2) short term loan from bank of $(144,000).

For the year ended December 31, 2021, we had net cash provided by financing activities of $109,602,000, which primarily consisted of: (1) Proceeds from issuance of shares and warrants of $(105,366,000) from our public offering in February and March 2021; (2) proceeds from the exercise of warrants and options of $(2,554,000); (3) Repayment of current maturity of long-term bank loans of $195,000 and (4) receipt of loan from others of $(1,657,000) and (5) loan repayment from Micronet of $(220,000).

Financing Needs

The Company’s operations are cash generative following the acquisition of Tingo Mobile Limited. There is however the possibility that the Company may seek to raise external financing in the future, if required to fund its growth plans and expansion strategy, for example in relation to financing Tingo Foods’ share of the build and fit out of its new food processing facility.

In the event that any external financing is required to cover Tingo Foods’ share of the build and fit out of the new food processing facility, which is estimated at $500 million, the Company will seek to do so by raising debt funding.

Based on our current business plan, and in view of our cash balance following the Merger transaction described in this Item 2, we anticipate that our cash balances will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Report.

Critical Accounting Policies and Estimates

In the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. Our management reviews these estimates and assumptions on an ongoing basis. While we believe the estimates and judgments we use in preparing our consolidated financial statements are reasonable and appropriate, they are subject to future events and uncertainties regarding their outcome; therefore, actual results may materially differ from these estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. We consider the following items in the consolidated financial statements to require significant estimation or judgment. See Note 2 to our consolidated financial statements for a summary of our significant accounting policies.

Acquisition Accounting

We have made significant acquisitions in the past and we intend to make additional acquisitions in the future that meet our selection criteria with an objective of increasing our revenues, improving our profitability, diversifying our end market and geographic exposure and strengthening our competitive position. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. The significant judgments include the estimation of future cash flows, which are dependent on forecasts; the estimation of a long-term rate of growth; the estimation of the useful life over which cash flows will occur; and the determination of a risk-adjusted weighted average cost of capital. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party appraisal firms. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As discussed below, we regularly review for impairments.

New and used equipment inventories, long-lived assets (primarily rental equipment), goodwill, and other intangible assets generally represent the largest component of our acquisitions. Inventories acquired in the transaction are valued at fair value, which approximates a market participant’s estimated selling price adjusted for (1) costs to sell and (2) a reasonable profit allowance. In addition to long-lived assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, accounts receivable, accounts payable, floor plans payable and other working capital items.

Because of their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired entities balance sheets. However, when appropriate, we adjust these carrying values for factors such as collectability, existence, and consistency with Company accounting policies.

We record as goodwill the excess of the consideration transferred over the fair values of the identifiable net assets acquired. The intangible assets that we have acquired consist of tradenames, technology related intangibles and customer relationships. A tradename has a fair value equal to the present value of the royalty income attributable to it. The royalty income attributable to a tradename represents the hypothetical cost savings that are derived from owning the tradename instead of paying royalties to license the tradename from another owner.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

●	Amortization of acquired intangible assets - We are required to amortize the intangible assets, included in our GAAP financial statements, related to the Transaction and the Acquisition. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets are non-cash charges. We believe that such charges do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-transaction operating results.

●	Stock-based compensation is share based awards granted to certain individuals. They are non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

●	Expenses related to the purchase of a business - These expenses relate directly to the purchase of the Tingo Mobile transaction and consist mainly of legal and accounting fees, insurance fees and other consultants. We believe that these expenses do not reflect our operational performance. Therefore, we exclude them to provide investors with a consistent basis for comparing pre- and post-Mobile Business purchase operating results.

●	Expenses related to settlement agreement - These expenses relate directly to the settlement agreement with Maxim and Sunrise. More information can be found in the legal proceeding part.

The following table reconciles, for the periods presented, GAAP net loss attributable to TINGO GROUP to non-GAAP net income attributable to TINGO GROUP. and GAAP loss per diluted share attributable to TINGO GROUP to non-GAAP net loss per diluted share attributable to TINGO GROUP.:

	Year ended December 31,
	(Dollars in Thousands, other than share and per share amounts)
	2022	2021
GAAP net loss attributable to TINGO GROUP, Inc.	$(47,069)	$(36,428)
Amortization of acquired intangible assets	5,590	2,925
Stock-based compensation	6,615	10,580
Expenses related to purchase of a business	9,574	-
One time expenses relates to settlement agreement	143	303
Income tax effect of above non-GAAP adjustments	(1,543)	(773)
Total Non-GAAP net loss attributable to TINGO GROUP, Inc.	$(26,690)	$(23,393)

Non-GAAP net loss per diluted share attributable to TINGO GROUP, Inc.	$(0.21)	$(0.20)
Weighted average common shares outstanding used in per share calculations	129,345,764	112,562,199
GAAP net loss per diluted share attributable to TINGO GROUP, Inc.	$(0.36)	$(0.32)
Weighted average common shares outstanding used in per share calculations	129,345,764	112,562,199

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing on pages F-1 to F-59 of this Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 3, 2022, Friedman LLP notified the Company that it resigned its position as external auditor of the Company. On October 6, 2022, the Audit Committee approved the appointment of Brightman Almagor Zohar & Co., certified public accountants, a firm in the Deloitte global network (“Deloitte Israel”) as the Company’s new independent registered public accounting firm, effective as of such date. As described below, the change in independent registered public accounting firm is not the result of any disagreement with Friedman LLP.

On June 17, 2022, the audit report of Friedman LLP on the financial statements of the Company, as of and for the year ended December 31, 2021, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2021 and through the subsequent interim period preceding the expiry of Friedman LLP engagement as external auditor, there were: (i) no disagreements with Friedman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Friedman LLP’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. (ii) no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2021 and through the subsequent interim period preceding Deloitte Israel’s appointment as external auditor neither the Company nor anyone on its behalf consulted with Deloitte Israel with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company provided Friedman LLP with a copy of the foregoing disclosure and requested Friedman LLP to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter, dated October 7, 2022, furnished by Friedman LLP is filed as Exhibit 10.19 to this Annual Report on Form 10-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures at December 31, 2022 were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management, including the Certifying officers has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria set forth in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review, the Certifying Officers concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.

As permitted by SEC guidance, management has excluded from its assessment of internal control over financial reporting the internal controls related to Tingo Mobile acquired on December 1, 2022. As of December 31, 2022, and for the year ended December 31, 2022, total assets and total operating revenues excluded from management’s assessment of internal control over financial reporting related to this Tingo Mobile represented approximately 97% and 61% of the Company’s consolidated total assets and total operating revenues, respectively.

Remediation of Previously Reported Material Weakness

As previously disclosed in Item 9A of our Annual Reports on Form10-K for the year ended December 31, 2021, management identified five material weaknesses related to our Information Technology, consisting of (i) failure to implement certain formal risk and vulnerability assessment procedures, (ii) failure to upgrade certain operating systems and security patches on certain of our computers, (iii) failure to design and implement certain effective data backup and recovery management systems, (iv) failure to design and implement effective access to systems and data and (v) failure to have antivirus software running on certain of our computers; and one material weakness related to not having sufficient full-time personnel with appropriate levels of accounting knowledge and expertise.

During 2022, the Company performed the following remediation activities: With respect to the need to implement certain formal risk and vulnerability assessment procedures, the Company has adopted in its systems various new procedures to identify formal risk and conduct vulnerability assessment procedures; The Company has also upgraded its operating systems and installed security patches and antivirus software on its main financial systems; the Company is in the process of implementing up to date effective data backup and recovery process which will be completed during 2023 including the formation of a data room for the use of our entire group; Company has improved its ability to effectively access its systems and data mainly to its financial systems via adoption of an applicable authorization process. As of the date of this report, the Company has initiated the implementation of a proper firewall software to protect its systems and data. In addition, in order to improve and maintain appropriate levels of accounting knowledge and expertise, the Company hired additional staff in its finance department, conducted a mapping of its processes and controls that support financial reporting and performed tests to evaluate the effectiveness of the controls. As a result, management concluded that each of the previously reported material weaknesses was remediated as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

Except for the changes noted above in connection with the initiatives to remediate material weaknesses, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each current director and executive officer of the Company.

Name	Age	Position
Darren Mercer	59	Chief Executive Officer and Director
Hao (Kevin) Chen	41	Chief Financial Officer
Moran Amran	42	Controller
Yehezkel (Chezy) Ofir (1)(2)(3)(4)	70	Director
Robert Benton (1)(2)(3)	66	Director
John McMillan Scott (1)(2)(3)	76	Director
Sir David Trippier, R.D.,J.P.,D.L(1)(2)(3)	76	Director
John J. Brown	64	Director
Kenneth Denos	55	Director, Executive Vice President, General Counsel of Tingo Group Holdings LLC, a wholly-owned subsidiary of the Company

(1)	A member of the Audit Committee.
(2)	A member of the Compensation Committee.
(3)	A member of the Corporate Governance/Nominating Committee.
(4)	On February 7, 2023, Yehezkel (Chezy) Ofir resigned from the board of directors effective immediately. The reason for Mr. Ofir’s resignation is to comply with the terms of the Amended Agreement and Plan of Merger with Tingo, Inc. and Tingo Mobile Limited and not in connection with any disagreements with the Company on any matter.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Darren Mercer. Mr. Mercer has served on our Board since November 2019 and was appointed as our Interim Chief Executive Officer in April 2020, and subsequently, our Chief Executive Officer. Mr. Mercer began his career as an investment banker in the 1980s, holding senior roles in institutional equity sales and corporate brokering at Henry Cooke Lumsden PLC and Albert E. Sharp LLC. In 2007, Mr. Mercer founded BNN and has served as its Chief Executive Officer since from its inception to October 2017. In February 2018, Mr. Mercer accepted an invitation to serve as an executive director from the newly appointed board of directors of BNN. During his tenure, Mr. Mercer restructured BNN by disposing of various subsidiaries and seeking strategic business partners. Mr. Mercer founded Global Fintech and Global Fintech Holdings Ltd. (“GFH”) in October 2018 and November 2019, respectively and has served as director of both companies since their inception, and as a Director of Strategic Partnerships and Business Development and Executive Director since 2017. Since Mr. Mercer joined the TINGO GROUP Board, he helped TINGO GROUP achieve substantial fund raising and introduced significant new business opportunities to TINGO GROUP. Mr. Mercer holds an MSI (DIP) qualification a BASc in Economics from the University of Manchester. We believe that Mr. Mercer is well-qualified to serve on the TINGO GROUP Board due to his extensive financial services, operational, management and investment experience.

Yehezkel (Chezy) Ofir. Professor Ofir has served on the Board of TINGO GROUP since April 2013. He was appointed as a director of Micronet in September 2012. Mr. Ofir has over 25 years of business consulting experience and served as a director at various companies, including as an external director of Adama Ltd (SZSE: 000553) from 2012 until 2015, a director at Shufersal Ltd. (TASE: SAE) from 2004 to 2010, Director at the Israeli Postal Bank Company as of 2014 and acting Chairman and director as of 2016 until 2017. A director at Soda Stream (NASDAQ: Soda) from 2016 to 2019. A director at Hadassah Medical Centers (Ein-Karem, Jerusalem) from 2015-Currently, and Micronet (TAS: MCRNT), from 2013-Currently. Mr. Ofir has served as a member of the board of directors at TINGO GROUP Inc. (NASDAQ: TINGO GROUP) since April 2013. Mr. Ofir is the Kmart Chair Emeritus Professor and faculty member at the School of Business Administration, The Hebrew University of Jerusalem. Mr. Ofir holds a B.Sc. and M.Sc. in Engineering from Ben-Gurion University, M.Phil. and Ph.D. in Business Administration from Columbia University. We believe that Professor Ofir extensive experience in governance and in corporate business consulting makes him very well qualified to serve as a director of the Company.

Robert Benton. Mr. Benton has served on the Board of TINGO GROUP since April 2021.He has been the Director and Founder of Anthology Media, Ltd, (formerly Bob & Co, Ltd) where he provides integrated strategies designed to bridge the gap between creativity and finance for TV and film production companies since August 2010. Prior to his employment at Anthology Media, Ltd, Mr. Benton was a Managing Director and Head of Media Investments at Canaccord Adams Ltd., from September 2008 to June 2010, where he focused on marketing, sales, and corporate finance. Mr. Benton was also a Managing Director at Ingenious Media, an investment company specializing in the media, infrastructure, real estate and education sectors from August 2006 to May 2008. Prior to his employment at Canaccord Adams Ltd and Ingenious Media, Mr. Benton was employed as the Chief Executive Officer at Bridgewell Securities Ltd, a United Kingdom investment banking firm, from January 2002 to June 2006. From 1997 to 2001, Mr. Benton served as a Chairman and Chief Executive Officer for Charterhouse Securities Limited. Mr. Benton also served as the Global Head of Sales for ABN-ABRO from June 1994 to June 1997. Prior to that, Mr. Benton was a Managing Director of HSBC James Capel Ltd, from November 1992 to June 1995. Mr. Benton currently serves as the Deputy Chair of Everbright Securities Financial Holding Limited, which engages in the provision of financial brokerage services. He also sits on the board of directors for International Literacy Properties, a company that works with authors, managers of literary estates and individual heirs to help realize the value from book-based intellectual property. Mr. Benton has served on the board of The Discerning Eye, a United Kingdom based educational charity that promotes a wider understanding and appreciation of the visual arts and further stimulates debate about the place and purpose of art in our society through its annual exhibition. Mr. Benton sits on the Advisory Committee for Nash & Co Capital, Ltd, which is an independent corporate finance and advisory company. Previously, Mr. Benton served as the Chairman of Clarkson Plc, the FTSE 250 shipping group, from May 2005 to January 2015. Mr. Benton holds a degree in Politics and Economics from Exeter University. We believe Mr. Benton is well qualified to serve as a director due to his extensive leadership experience.

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

Kenneth Denos.    Kenneth Denos has served as Tingo, Inc.’s Executive Vice President, General Counsel, and Corporate Secretary since September 2021. Since June 2005, Mr. Denos has been an officer and director of Equus Total Return, Inc. (NYSE: EQS), a closed-end fund traded on the New York Stock Exchange, serving as its President and CEO from 2007-09. He is also a founder and principal of Outsize Capital Ltd., an international corporate finance advisory firm based in London, and is the founder and Chairman of Kenneth I. Denos, P.C., a U.S.-based corporate and consumer law firm. Previously, Mr. Denos was the CEO of MCC Global NV, a Frankfurt stock exchange listed investment advisory firm based in London, and also served as a director and executive officer of two London Stock Exchange listed firms, Healthcare Enterprise Group plc and Tersus Energy plc. Mr. Denos has worked in the private equity and advisory industry for virtually his entire career, having served as a principal and/or advisor to private and public companies and funds in the Middle East, Europe, Africa, and North America. He holds a Bachelor of Science degree in Business Finance and Political Science from the University of Utah. He also holds a Master of Business Administration and a Juris Doctor from the University of Utah. We believe that Mr. Denos is well-qualified to serve on the board due to his extensive international legal and corporate governance background, as well as his financial services and investment experience.

John J. Brown.    John J. Brown has served on the board of directors of Tingo, Inc. since September 2021. Since 2016, Mr. Brown has also been the Managing Partner of Sands Point Consulting, an advisor to entrepreneurs, founders, and senior corporate leaders to develop new business strategies for a rapidly changing market. From 2009 – 2016, he was the Group Managing Director and a member of the WMA Executive Committee for UBS Wealth Management Americas. From 1995-2000, Mr. Brown was the Managing Director and Global Head of Convertible Securities Trading at UBS, and from 1980-1995 and again from 2000-2009 he was a Managing Director for Merrill Lynch & Co., holding senior executive leadership positions at Merrill Lynch, most notably COO, Operations, Technology & Corp. Services Group. At Merrill Lynch, Mr. Brown managed a $1 billion annual operating budget. He also served as the Head of US Equity Financing & CEO, Merrill Lynch Professional Clearing Corp in its Prime Broker Division. We believe Mr. Brown is well qualified to sit on our board due to his extensive experience at various positions at UBS and Merrill Lynch, as well, as his experience in developing new business strategies.

Family Relationships

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Corporate Governance

Our board of directors is currently comprised of six directors. Mr. Mercer, our Chief Executive Officer is not independent as that term is defined under the Nasdaq Listing Rules. Each of our directors, other than Mr. Mercer, qualify as “independent” under the Nasdaq Listing Rules, and SEC rules with respect to members of boards of directors and our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee, and otherwise meet the Nasdaq corporate governance requirements.

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

Audit Committee

The members of our Audit Committee are Mr. Benton, Sir David Trippier, R.D.,J.P.,D.L and Mr. Scott. Mr. Benton is the Chairman of the Audit Committee, and our board of directors has determined that Mr. Benton is an “Audit Committee financial expert” and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.TINGO GROUP-inc.com. The primary responsibilities of our Audit Committee include:

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

Compensation Committee

The members of our Compensation Committee are Mr. Benton, Sir David Trippier, R.D.,J.P.,D.L and Mr. Scott. Mr. Scott is the Chairman of the Compensation Committee and our board of directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.TINGO GROUP-inc.com. The primary responsibilities of our Compensation Committee include:

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

The Compensation Committee meets, as often as it deems necessary, without the presence of any executive officer whose compensation it is then approving. The Compensation Committee and the Company engaged or received advice from compensation consultant in 2022.

Corporate Governance/Nominating Committee

The members of our Corporate Governance/Nominating Committee are Mr. Benton, Sir David Trippier, R.D.,J.P.,D.L and Mr. Scott. Mr. Scott is the Chairman of the Corporate Governance/Nominating Committee and our board of directors has determined that all of the members of the Corporate Governance/Nominating Committee are “independent” as defined by Nasdaq rules and regulations. The Corporate Governance/Nominating Committee operates under a written charter that is posted on our website at www.TINGO GROUP-inc.com. The primary responsibilities of our Corporate governance and Nominating Committee include:

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

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2021 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2021 Please update were filed in a timely manner.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. The Code of Business Conduct and Ethics is available on our website at www.TINGO GROUP-inc.com.

Item 11. Executive Compensation

The following Summary of Compensation table sets forth the compensation paid by our Company during the two years ended December 31, 2022 and 2021, to all Executive Officers earning in excess of $100,000 during any such year.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards(3)	Stock Based Awards (5)	All Other Compensation(4)	Total
Darren Mercer	2021	$571,251	$913,125	$-	$8,580,000	$196,074	$10,260,450
Chief Executive Officer (7)	2022	$800,000	$999,875	$-	$2,145,600	$229,362	$4,174,837
Hao (Kevin) Chen (6)	2021	$141,000	$-	$-	$-	$-	$141,000
Chief Financial Officer	2022	$216,000	-	-	$53,640	-	$269,640
Moran Amran	2021	$232,013	$116,795	$153,744	$-	$17,082	$519,634
Controller	2022	$244,310	$90,000	$201	$21,456	$21,488	$377,455

(1)	Salary paid partly in NIS and partly in U.S. dollars. The amounts are converted according to the average foreign exchange rate U.S. dollar/NIS for 2022 and 2021, respectively.
(2)	Represents discretionary bonus in connection with the performance and achievements of TINGO GROUP.
(3)	The fair value recognized for such option awards was determined as of the grant date in accordance with Accounting Standards Codification, or ASC, Topic 718. Assumptions used in the calculations for these amounts are included in Note 3 to the consolidated financial statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
(4)	Includes the following: pay-out of unused vacation days, personal use of company car (including tax gross-up), personal use of company cell phone, contributions to manager’s insurance (retirement and severance components), contributions to advanced study fund, recreational allowance, premiums for disability insurance and contributions to pension plan.
(5)	The Company accounts for stock-based compensation under the fair market value method under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.
(6)	On November 29, 2021, the board of directors of TINGO GROUP, promoted Hao (Kevin) Chen, its Financial controller of its China business to serve as the Chief Financial Officer of the Company.
(7)	Effective on October 2021, the board of directors approved Darren Mercer’s new employment terms inclusive of an annual base salary of $800,000.

Employment Agreements

Darren Mercer

Effective October 2021, the board of directors approved Darren Mercer’s new employment terms as follows: (i) an annual base salary fee will be $800,000 and, (ii) a total annual bonus in accordance with the bonus program adopted by the Company from time-to-time. The target bonus amount for Mr. Mercer’s work in the calendar year 2021 was $713,000. The Target Bonus Amount for 2022, 2023, and 2024 shall be $1,200,000.  Which Executive works for the Company outside the United Kingdom for at least five days.

All other terms of Mr. Mercer’s employment agreement, as amended, remain in full force and effect.

Hao Chen

On November 29, 2021, the board of directors of TINGO GROUP promoted Hao (Kevin) Chen, its Financial controller of its China business to serve as the Chief Financial Officer of the Company. The Company and Mr. Chen are finalizing the negotiation of Mr. Chen’s employment agreement and will file such agreement when available.

None of our employees is subject to a collective bargaining agreement.

Outstanding Equity Awards

During 2022, no options and shares were issued to our directors, officers and employees under our 2012 Incentive Plan.

During 2022, TINGO GROUP issued 6,612,500 shares of common stock to our directors, officers and employees under our 2020 Incentive Plan out of which 4,000,000 shares of common stock were issued to Darren Mercer (which shall be released/vest subject to satisfaction of applicable performance conditions) under our 2020 Incentive Plan.

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2022.

Name(1)	Fees Earned or paid in cash ($) (6)	Option Awards ($) (2)(3)(4)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Yehezkel (Chezy) Ofir(2)	$45,000	$10,322	$59,004	$-	$114,326
Sir David Trippier (5)	$28,750	$-	$21,456	$-	$50,206
Robert Benton (3)	$45,000	$27,525	$21,456	$-	$93,981
John McMillan Scott (4)	$55,000	$55,050	$107,280	$334	$217,664

(1)	The fair value recognized for such option awards was determined as of the grant date in accordance with ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 3 to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report.
(2)	As of December 31, 2022, Professor Yehezkel (Chezy) Ofir, held options to purchase 30,000 shares, the options to purchase 30,000 shares were granted to him on May 23, 2021 at an exercise price of $1.81 per share. Out of which 22,500 of the options have vested. As of December 31, 2022, Professor Yehezkel (Chezy) Ofir, held 235,000 shares, out of which 110,000 were granted to him on May 10, 2022.
(3)	As of December 31, 2022, Mr. Robert Benton, held options to purchase 80,000 shares, the options to purchase 80,000 shares were granted to him on May 23, 2021 at an exercise price of $1.81 per share. Out of which 60,000 of the options have vested. As of December 31, 2022, Mr. Robert Benton, held 40,000 shares, out of which 40,000 were granted to him on May 10, 2022.
(4)	As of December 31, 2022, Mr. John McMillan Scott held options to purchase 160,000 shares, the options to purchase 160,000 shares were granted to him on May 23, 2021 at an exercise price of $1.81 per share. Out of which 120,000 of the options have vested. As of December 31, 2022, Mr. John McMillan Scott, held 300,000 shares, out of which 200,000 were granted to him on May 10, 2022.
(5)	As of December 31, 2022, Sir David Trippier held no options to purchase shares. As of December 31, 2022, Sir David Trippier, held 40,000 shares, out of which 40,000 were granted to him on May 10, 2022.
(6)	For the year ended December 31, 2022, we paid an aggregate amount of $173,750 to our directors as Compensation for serving on our board of directors. Independent directors received $30,000 fixed annual fees plus $ 5,000 fixed fee for membership in each committee, the vice chairman of the board received an additional fixed annual fee of $ 10,000 in salary.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or will become exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

In the table below, percentage ownership is based on 163,679,382 shares of Common Stock outstanding as of March 31, 2023. The table below does not include any shares of Common Stock underlying our outstanding options or warrants because such securities are not exercisable within 60 days of May 31, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholders
Tingo, Inc.(1)	25,783,675	15.7%
Darren Mercer	15,620,939	9.5%
Why twice Directors and Named Executive Officers
Moran Amran(2)	382,500	*
Yehezkel (Chezy) Ofir(3)	257,500	*
Darren Mercer	15,620,939	9.5%
John McMillan Scott(4)	530,000	*
Robert John Benton(5)	160,000	*
Hao (Kevin) Chen(6)	300,000	*
Sir David Trippier(7)	100,000	*
Kenneth Denos	45,000	—
John Brown	45,000	—
Directors and executive officers as a group (9 persons)(8)	17,170,939	9.5%

*	Less than one percent
(1)	Does not include 26,042,808 shares of common stock underlying shares of Series A Preferred Stock and 336,872,138 shares of common stock underlying shares of Series B Preferred Stock held by Tingo, Inc.. The conversion of each of the Series A Preferred Stock and Series B Preferred Stock is subject to the approval of TINGO GROUP’s stockholders and the conversion of the Series B Preferred Stock is further subject to the approval of Nasdaq of a Change of Control application with respect to the TINGO GROUP acquisition of Tingo Mobile.
(2)	Consists of 257,500 shares of common stock and 125,000 shares of common stock issuable upon the exercise of stock options owned by Mrs. Amran.
(3)	Consists of 235,000 shares of common stock and 22,500 shares of common stock issuable upon the exercise of stock options owned by Mr. Ofir.
(4)	Consists of 410,000 shares of common stock and 120,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Scott.
(5)	Consists of 100,000 shares of common stock and 60,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Benton.
(6)	Consists of 300,000 shares of common stock owned by Mr. Hao and the remaining balance of 100,000 shares will be issued on or before May 10, 2023, subject to performance.
(7)	Consists of 100,000 shares of common stock owned by Sir David Trippier.
(8)	Consists of 45,000 shares of common stock owned by Kenneth Denos.
(9)	Consists of 45,000 shares of common stock owned by John Brown.
(10)	Consists of 427,500 shares of common stock issuable upon the exercise of stock options beneficially owned by the referenced persons.

Securities Authorized For Issuance Under Equity Compensation Plans

2012 Plan: Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our Common Stock, are currently authorized to be issued as shares or options. As of 31.12.2022, the total number of options and shares of common stock awarded under the 2012 Incentive Plan is 3,994,782 and includes options and shares of common stock which have been issued or have been allocated to be issued. The 2012 Incentive Plan is intended as an incentive to retain directors, officers, employees, consultants and advisors to the Company, persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company, by granting to such persons options to purchase shares of the Company’s Common Stock (“2012 Options”), shares of the Company’s stock, with or without restrictions, or any other share-based award (“2012 Award(s)”). The Plan is intended as an incentive to retain in the employ of, and as directors, consultants and advisors to TINGO GROUP, Inc., a Delaware corporation (the “Company”), and its subsidiaries (including any “employing company” under Section 102(a) of the Ordinance (as hereinafter defined) and any “subsidiary” within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the “Code”), collectively, the “Subsidiaries”), persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries, by granting to such persons either (i) options to purchase shares of the Company’s Stock, (the “Options”), (ii) shares of the Company’s Stock, with or without restrictions, or (iii) any other Stock-based award, granted to a Grantee or an Optionee (as such terms are defined below hereunder) under the Plan and any Stock issued pursuant to the exercise thereof. Stock awards and the grant of Options to purchase shares of Stock, or the issue of each of the above under sub-sections (i) - (iii) shall be referred as the “Award(s).

The following table summarizes the equity securities granted under the 2012 Stock Incentive as of December 31, 2022. The shares covered by outstanding equity securities awards are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (*)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	590,000	$1.96	1,005,218
Equity compensation plans not approved by security holders	-	-	-
Total	590,000	$1.96	1,005,218

(*)	Excluded the shares of common stock awarded under the 2012 Incentive Plan in amount of 2,146,782.

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

As of December 31, 2022 1,005,218 stock options remain available for future awards under the 2012 Stock Incentive Plan.

2020 Plan: The 2020 Stock Incentive Plan (the “2020 Incentive Plan”) provides for the issuance of up to 25,000,000 shares of our common stock plus a number of additional shares issued upon the expiration or cancellation of awards under our 2014 Incentive Plan, which was terminated when the 2020 Incentive Plan was approved by our stockholders. Generally, shares of common stock reserved for awards under the 2020 Incentive Plan that lapse or are canceled (other than by exercise) will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes are not available again for future awards. In addition, Shares repurchased by the Company with the proceeds of the option exercise price may not be reissued under the 2020 Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Darren Mercer, our Chief Executive Officer, and a director, presently owns, with certain family members and related parties, approximately one third of the issued and outstanding shares of GFH and is the sole officer and one of three directors of GFH.

Please update for the tingle transaction including the tingle foods transaction

Item 14. Principal Accounting Fees and Services.

The fees billed by Brightman Almagor Zohar & Co and Friedman LLP . for the fiscal year 2022 and the fees billed by Friedman LLP for the fiscal year 2021, our independent registered public accounting firms, for professional services provided to the Company were as follows:

	Year ended on December 31,	Year ended on December 31,
	2022	2021

Audit Fees	$1,575,481	$470,000

Tax Fees	$-	$-

All Other Fees	$-	$52,517
Total Fees	$1,575,481	$522,517

Audit Fees

Audit fees are for audit services for each of the years shown in this table, review of our quarterly financial results submitted on Form 10-Q, and performance of local statutory audits.

All Other Fees

Other fees that related to other services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Reference is made to the Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements under Item 8 of Part II appearing on pages F-1 through F-59 hereto, which are incorporated herein by reference.

2. Financial Statement Schedules:

None.

3. Exhibit Index.

The following is a list of exhibits filed as part of this Annual Report:

Number of Exhibits	Description
2.1	Agreement of Plan and Merger, dated as of November 7, 2019, by and among the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2019).

2.2	Amended and Restated Agreement and Plan of Merger, dated as of April 15, 2020, by and among the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

2.3	Agreement and Plan of Merger, dated as of May 10, 2022, by and among the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2022).

2.4*	Securities Purchase Agreement, dated as of February 9, 2023, by and among MICT, Inc., MICT Fintech Limited, Tingo Foods PLC and Dozy Mmobousi.

2.5*	Senior Secured Promissory Note, dated as of February 9, 2023, by amd among MICT, Inc. and MICT Fintech Limited

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2022).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.5 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-185470), filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

4.2	Form of Series A Warrant Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

4.3	Form of Series B Warrant Agreement (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

4.4	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

4.5	Form of Placement Agent Warrant Agreement (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

4.6*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended.

Number of Exhibits	Description
10.1	Amended and Restated 2012 Stock Incentive Plan, as amended to date (Incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A (File No. 001-35850) filed with the Securities and Exchange Commission on November 8, 2018) +

10.2	2014 Stock Incentive Plan (Incorporated by reference to Exhibit “C” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on August 26, 2014) +

10.3	Amendment to 2014 Stock Incentive Plan (Incorporated by reference to Exhibit “A” to our Proxy Statement (File No. 001-35850), filed with the Securities and Exchange Commission on November 8, 2018) +

10.4	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014.

10.5	Form of Primary Security Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020).

10.6	Form of Primary Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020).

10.7	Form of Securities Purchase Agreement, dated as of April 15, 2020, by and between the Company and the Purchasers listed therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2020).

10.8	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).

10.9	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2020).

10.10	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020).

10.11	Form of Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020).

10.12	Form of Conversion Agreement (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2020).

10.13	2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2020).

10.14*	Amendment to 2020 Equity Incentive Plan.

Number of Exhibits	Description
10.15	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

10.16	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2021).

10.17	Employment Agreement by and between the Company and Darren Mercer, dated May 10, 2022.

10.18	Form of Loan Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2022).

10.19	Letter of Friedman LLP, to the Securities and Exchange Commission dated October 7, 2022

10.20*	Form of All Assets Debenture Agreement, between Tingo Foods PLC and Dozy Mmobuosi

21.1*	List of Subsidiaries.

23.1*	Consent of Brightman Almagor Zohar & Co.

23.2*	Consent of Friedman LLP.

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement.

Item 16. 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TINGO GROUP, INC.

Date: March 31, 2023	By:	/s/ Darren Mercer
	Name:	Darren Mercer
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren Mercer	Chief Executive Officer, Director	March 31, 2023
Darren Mercer	(Principal Executive Officer)

/s/ Kevin Chen	Chief Financial Officer	March 31, 2023
Kevin Chen	(Principal Financial Officer)

/s/ Robert Benton	Director	March 31, 2023
Robert Benton

/s/ Kenneth Denos	Director	March 31, 2023
Ken Denos

/s/ Sir David Trippier, R.D., J.P., D.L.	Director	March 31, 2023
Sir David Trippier, R.D., J.P., D.L.

/s/ John McMillan Scott	Director	March 31, 2023
John McMillan Scott

/s/ John Brown	Director	March 31, 2023
John Brown

TINGO GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tingo Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tingo Group, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, changes in temporary equity and stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determine the Accounting Acquirer and Evaluate the Valuation and Balance Sheet Presentation of the Consideration – Acquisition of Tingo Mobile Ltd – Refer to Note 13 to the Financial Statements

Critical Audit Matter Description

As described in Note 13 to the financial statements, in May 2022 the Company entered into an Agreement and Plan of Merger with Tingo, Inc. On December 1, 2022, Tingo Group, Inc. completed the merger with a total consideration paid by Tingo Group, Inc to the shareholders of Tingo, Inc. by cash, shares of common stock of Tingo Group, Inc. as well as shares of Series A and B Preferred Stock of Tingo Group, Inc. convertible into common stock upon certain conditions as determined in the Agreement and Plan of Merger. As result of the merger, the Company was determined to be the accounting acquirer and started to consolidate Tingo Mobile Ltd. as of December 1, 2022.

Management estimated the fair value of consideration at the acquisition date using the Tingo, Inc.’s market value (Level 2 observable input) at the date of the transaction instead of the market value of the Company in accordance with ASC 820 – “Fair Value Measurement” or ASC 820. Management considered that the market value of Tingo Inc. at that date, better reflects the fair value of the consideration then measuring the fair value of the consideration using the Company own shares as they determine that its share price at the acquisition date may not be representative of fair value. Management also estimated the fair value of the redeemable preferred stock at the acquisition date to be approximately $553 million and recognized it outside of permanent equity. The provisional purchase price allocation included a software intangible asset of $90.1 million, trade names and trademarks intangible asset of $54.5 million, farmer cooperative intangible asset of $24.8 million and goodwill of $ 81.5 million.

The principal considerations for our determination that performing procedures relating to the determination of the accounting acquirer and evaluating the valuation and balance sheet presentation of the consideration in the acquisition of Tingo Mobile Ltd. is a critical audit matter, are: (i) the complexity of the accounting guidance and significant judgement exercised by the Company’s management in assessing the accounting treatment of this transaction, specifically, when determining the accounting acquirer and when developing the fair value estimates of the consideration and its presentation in the financial statements, (ii) high degree of auditor judgement, subjectivity, and effort in performing procedures on evaluating management conclusion on the accounting acquirer and evaluating management’s significant judgement related to the use of Level 2 observable inputs; and (iii) the audit effort involved the use of professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the accounting acquirer and evaluating the valuation and presentation of the consideration in the acquisition of Tingo Mobile Ltd. included the following, among others:

●	We read the Agreement and Plan of Merger to identify and assess the relevant terms and conditions to evaluate the appropriateness of management’s accounting treatment.

●	With the assistance of our technical accounting specialist, we evaluated management’s assessment and conclusion that Tingo Group Inc. is the accounting acquirer and will be the one to consolidate Tingo Mobile Ltd. financial statements from the date of the transaction.

●	We assessed and evaluated, with the assistance of our fair value specialists, management’s market value valuation technique used to determine the fair value of the consideration paid in accordance with ASC 820 and the determination of the category within the fair value hierarchy (categorizes into three levels);

●	We assessed and evaluated the appropriateness of management presentation of the consideration as equity and the portion classified outside permanent equity by considering the terms in the Agreement and Plan of Merger; and

●

We evaluated the completeness and accuracy of the transaction disclosures based on ASC 805-10-50 “Business Combinations” by comparing management’s disclosures to information obtained from our other audit procedures.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 31, 2023

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tingo Group, Inc. (formerly known as MICT, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tingo Group, Inc. (formerly known as MICT, Inc., the “Company”) as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained an understanding and evaluated the reasonableness of management’s process for developing the discounted cash flows. We evaluated the reasonableness of management’s significant assumptions used in developing such discounted cash flows, such as future projections of revenue growth rates and profitability, and estimated working capital needs by testing the underlying data used by the management in its analyses to compare to historical and other industry data, as well as validating certain assertions with data internal to the management and from other sources.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained an understanding and evaluated the reasonableness of management’s process for developing the discounted cash flows. We evaluated the reasonableness of management’s significant assumptions used in developing such discounted and undiscounted cash flows, such as future projections of revenue growth rates and profitability, and estimated working capital needs by testing the underlying data used by the management in its analyses to compare to historical and other industry data, as well as validating certain assertions with data internal to the management and from other sources.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Friedman LLP

We served as the Company’s auditor from July 2021 through October 2022.

New York, New York

June 17, 2022

TINGO GROUP, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value Data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$500,316	$96,619
Trade accounts receivable, net	11,541	17,879
Related party receivables	13,491	5,134
Other current assets	5,828	7,865
Total current assets	531,176	127,497

Property and equipment, net	855,125	677
Intangible assets, net	185,407	21,442
Goodwill	101,247	19,788
Right of use assets under operating lease	2,260	1,921
Long-term deposit and other non-current assets	514	824
Deferred tax assets	3,661	1,764
Restricted cash escrow	2,233	2,417
Micronet Ltd. equity method investment	735	1,481
Total long-term assets	1,151,182	50,314

Total assets	$1,682,358	$177,811

TINGO GROUP, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Par Value Data)

	December 31, 2022	December 31, 2021
LIABILITIES TEMPORARY EQUITY AND EQUITY

Short-term loan	$460	$1,657
Trade accounts payable	11,092	14,416
Deposit held on behalf of clients	2,528	3,101
Related party payables	57,506	4
Current operating lease liability	1,215	1,298
Other current liabilities	192,594	4,914
Total current liabilities	265,395	25,390

Long term loan	377	-
Long term operating lease liability	905	691
Deferred tax liabilities	89,597	3,952
Accrued severance pay	50	56
Total long-term liabilities	90,929	4,699

Commitment and Contingencies (Note 18)	-	-

Temporary equity
Preferred stock Series B subject to redemption: $0.001 par value, 33,687.21 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	553,035	-

Stockholders’ Equity:
Preferred stock Series A: $0.001 par value, 2,604.28 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	3	-
Common stock; $0.001 par value, 425,000,000 shares authorized, 157,599,882 and 122,435,576 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	158	122
Additional paid in capital	889,579	220,786
Accumulated other comprehensive loss	4,367	(414)
Accumulated deficit	(123,463)	(76,394)
TINGO GROUP, Inc. stockholders’ equity	770,644	144,100

Non-controlling interests	2,355	3,622

Total stockholders’ equity	772,999	147,722

Total liabilities, temporary equity and stockholders’ equity	$1,682,358	$177,811

TINGO GROUP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Loss Per Share Data)

	Year ended December 31,
	2022	2021
Revenues	$146,035	$55,676
Cost of revenues	81,243	46,456
Gross profit	64,792	9,220
Operating expenses:
Research and development	1,689	889
Selling and marketing	11,140	6,814
General and administrative	58,165	36,488
Amortization of intangible assets	5,590	2,925
Total operating expenses	76,584	47,116
Loss from operations	(11,792)	(37,896)

Equity in net loss of Micronet	-	(1,934)
Loss from decrease in holding percentage in former VIE	-	(1,128)
Other income, net	2,151	1,261
Finance income (expense), net	(750)	395
Loss before income tax expense (benefit)	(10,391)	(39,302)
Income tax expense (benefit)	37,474	(1,791)
Net loss after provision for income taxes	(47,865)	(37,511)
Gain (loss) from equity investment	(746)	353
Net loss	(48,611)	(37,158)
Net loss attributable to non-controlling stockholders	(1,542)	(730)
Net loss attributable to TINGO GROUP	$(47,069)	$(36,428)
Loss per share attributable to TINGO GROUP:
Basic and diluted loss per share	$(0.36)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	129,345,764	112,562,199

TINGO GROUP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands, except Share and Par Value Data)

	Year ended December 31,
	2022	2021

Net loss	$(48,611)	$(37,158)
Other comprehensive loss, net of tax:
Currency translation adjustment	4,781	(218)

Total comprehensive loss	$(43,830)	$(37,376)

Comprehensive loss attributable to the non-controlling stockholders	$(1,267)	$(926)

Comprehensive loss attributable to TINGO GROUP	$(42,563)	$(36,450)

TINGO GROUP, Inc.

STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Numbers of Shares)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Capital reserve related to transaction with the Minority	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Loss	stockholders	Interest	Equity
Balance, December 31, 2020	68	68,757,450	102,333	(39,966)	(196)	(174)	3,631	65,696
Shares issued to service providers and employees	7	7,010,020	9,869	-	-	-	-	9,876
Stock based compensation	-	-	711	-	-	-	-	711
Exercising options for employees and consultants		60,000	80	-	-	-	-	80
Net loss	-	-	-	(36,428)	-	-	(730)	(37,158)
Other comprehensive loss	-	-	-	-	(218)	174	(197)	(241)
Loss of control of subsidiary	-	-	-	-	-	-	(2,989)	(2,989)
Minority interest- Zhongtong Insurance							3,232	3,232
Initially consolidated entity							675	675
Issuance of shares upon November 2020 Securities Purchase Agreement	3	2,400,000	2,673	-	-	-	-	2,676
Issuance of shares upon February 2021 Purchase Agreement	23	22,471,904	53,977	-	-	-	-	54,000
Issuance of shares upon March 2021 Securities Purchase Agreement	19	19,285,715	48,671	-	-	-	-	48,690
Exercising warrants	2	2,450,487	2,472	-	-	-	-	2,474
Balance, December 31, 2021	122	122,435,576	220,786	(76,394)	(414)	-	3,622	147,722

	Preferred stock Series B subject to redemption		Preferred stock Series A		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2021	-	-	-	-	122	122,435,576	220,786	(76,394)	(414)	3,622	147,722
Shares issued to service providers and employees	-	-	-	-	10	9,380,631	6,407	-	-	-	6,417
Stock based compensation	-	-	-	-		-	208	-	-	-	208
Net loss	-	-	-	-	-	-	-	(47,069)	-	(1,542)	(48,611)
Tingo transaction	553,035	33,687	3	2,604	26	25,783,675	662,178				662,207
Other comprehensive (loss)/income	-	-	-	-	-	-	-	-	4,781	275	5,056
Balance, December 31, 2022	553,035	33,687	3	2,604	158	157,599,882	889,579	(123,463)	4,367	2,355	772,999

TINGO GROUP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Par Value Data)

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,611)	$(37,158)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on previously held equity in Micronet	-	1,934
Loss from decrease in holding percentage in former VIE	-	1,128
Equity in net (income) loss from equity method investment	746	(353)
Provision for doubtful accounts	618	2,574
Depreciation and amortization	39,766	3,088
Shares issued to service providers and employees	6,417	9,876
Stock-based compensation for employees and consultants	208	711
Loss from disposal of property and equipment	-	21
Changes in operating assets and liabilities:
Other non-current assets	-	-
Change in deferred taxes, net	28,759	(2,539)
Change in long-term deposit and other non-current assets	311	(542)
Change in right of use assets	1,311	486
Change in lease liabilities	(1,518)	(479)
Change in restricted cash escrow	184	-
Change in accrued interest due to related party	(266)	(163)
Increase (decrease) in trade accounts receivable, net	7,747	(19,579)
Increase (decrease) in other current assets	1,685	(3,189)
Increase (decrease) in trade accounts payable	(2,234)	13,846
Increase (decrease) in deposit held on behalf of clients	(573)	3,101
Accrued interest and exchange rate differences on loans from others	(59)	-
Increase (decrease) in other current liabilities	11,520	(4,099)
Net cash provided by (used in) operating activities	$46,011	$(31,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets, net	-	(520)
Net cash acquired through business combination - Magpie Securities Limited (Appendix B)	-	1,834
Payment on business acquired - Beijing Fucheng (Appendix A)	-	(4,891)
Net cash acquired on an variable interest entity acquired - Guangxi Zhongtong (Appendix E)	-	460
Loan provided to related party	(791)	(4,265)
Loan provided to Tingo Inc pursuant to the merger agreement	(23,700)	-
Receipt of loan from related party (Micronet)	534	-
Net cash acquired on an variable interest entity acquired – All Weather (Appendix D)	-	1,560
Purchase of property and equipment	(39,645)	(689)
Cash received from disposal of property and equipment	-	124
Acquisition of Tingo Mobile, Inc (Appendix F)	430,563	-
Deconsolidation of Micronet (Appendix C)	-	(2,466)
Net cash provided by (used in) investing activities	$366,961	$(8,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from issuance of shares by a subsidiary	-	-
Receipt of short- term loans from banks and others	144	1,657
Receipt of loan from affiliate company	-	220
Repayment of bank loans and others	(859)	(195)
Repayment on loan to related party	(10,000)	-
Proceeds from issuance of shares and warrants	-	105,366
Proceeds from exercise of warrants	-	2,474
Proceeds from exercise of options	-	80
Net cash provided by (used in) financing activities	$(10,715)	$109,602

TRANSLATION ADJUSTMENT OF CASH AND RESTRICTED CASH	1,256	97

NET CHANGE IN CASH AND RESTRICTED CASH	403,513	69,510

Cash and cash equivalents and restricted cash at the beginning of the year	99,036	29,526

Cash and cash equivalents and restricted cash at end of the year	$502,549	$99,036

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$6	$44
Taxes	$535	$146

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows:

	Year ended December 31,
	2022	2021
Cash and cash equivalent at end of the year	$500,316	$96,619
Restricted cash escrow at end of the year	2,233	2,417
Cash, cash equivalent and restricted cash escrow at end of the year	$502,549	$99,036

Appendix A: Beijing Fucheng

February 10, 2021
Net working capital	$106
Property and equipment	26
Current liabilities	(55)
Intangible assets	4,814
Cash	$4,891

Appendix B: Magpie Securities Limited

February 26, 2021
Net working capital	$206
Investment and loan to Magpie	(2,947)
Property and equipment	24
Current liabilities	(19)
Intangible assets	902
Cash	$(1,834)

Appendix C: Deconsolidation of Micronet Ltd.

May 9, 2021
Working capital other than cash	$(3,849)
Finance lease	33
Accrued severance pay, net	96
Translation reserve	134
Micronet Ltd.investment in fair value	1,128
Non-controlling interests	2,990
Net loss from loss of control	1,934
Cash	$2,466

Appendix D: All Weather Insurance Agency

July 1, 2021
Net working capital	$(1,665)
Property and equipment	153
Right of use assets	208
Lease liabilities	(258)
Intangible assets	903
Deferred Tax liability	(226)
Minority interest	(675)
Cash	$(1,560)

Appendix E: Guangxi Zhongtong Insurance Agency Co., Ltd:

October 21, 2021
Net working capital	$152
Property and equipment	13
Intangible assets	2,174
Goodwill	(153)
Deferred Tax liability	(544)
Minority interest	(3,230)
Loss on equity interest	1,128
Net cash provided by acquisition	$(460)

Appendix F :Acquisition of Tingo

December 1, 2022
Net working capital	$(256,181)
Property and equipment	844,764
Intangible assets	169,559
Goodwill	81,459
Deferred Tax liability	(54,923)
Investment in fair value	(1,215,241)
Net cash provided by acquisition	$(430,563)

The accompanying notes are an integral part of the consolidated financial statements

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

TINGO GROUP, Inc. (“TINGO GROUP” or the “Company”) was formed as a Delaware corporation on January 31, 2002 under the name Lapis Technologies, Inc. On March 14, 2013, we changed our corporate name to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary, Enertec Systems Ltd., we changed our name to MICT, Inc. On February 27, 2023, following the acquisition of Tingo Mobile Limited (“Tingo Mobile”), we changed our name to TINGO GROUP, Inc. Our shares have been listed for trading on The Nasdaq Capital Market since April 29, 2013 under the symbol “TIO”.

The Company is a holding company conducting financial technology business and agri-fintech business through its subsidiaries and entities, both wholly-owned and controlled through various VIE arrangements (“VIE entities”), which are located mainly in Africa, Southeast Asia and the Middle East. The Company’s business has changed materially since December 1, 2022, following the completion of two material acquisitions of Tingo Mobile and Tingo Foods.

We currently operate in 3 segments (i) Verticals and Technology, comprising of our operations in China where we have 3 VIEs through which we operate, mainly, our business of insurance brokerage (see Notes 9, 10, 11, and 12).; (ii) Online Stock Trading, comprising mainly the operation of Magpie Securities Limited (“Magpie”) through which we operate the business of online stock trading, located mainly in Hong Kong and Singapore; (iii) Comprehensive Platform Service which includes the operations of Tingo Mobile described above and includes the operations of Tingo Mobile for the month of December.

Since July 1, 2020, following the completion of TINGO GROUP’s acquisition of GFH Intermediate Holdings Ltd or Intermediate (the “GFHI Acquisition”) the Company has been operating in the financial technology sector. GFHI is a financial technology company with a marketplace in China, as well as the wider Southeast Asia area and other parts of the world and is currently in the process of building various platforms for business opportunities in different verticals and technology segments to capitalize on such technology and business, including to compliment TINGO GROUP’s recent acquisitions of Tingo Mobile and Tingo Foods. The Company plans to increase its capabilities and its technological platforms through acquisition and licensing technologies to support its growth efforts, particularly in the agri-fintech, payment services, digital marketplace and financial services sectors.

In China, TINGO GROUP is principally focused on developing insurance broker business and products across approximately 130 insurance branches in China through its subsidiaries and VIE entities, with planned expansion into additional markets. The Company has developed highly scalable proprietary platforms for insurance products business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) and business -to-consumer (“B2C”) and financial services/products, the technology for which is highly adaptable for other applications and markets.

Following GFH Intermediate Holdings Ltd’s (“Intermediate”) acquisition of Magpie, a Hong Kong securities and investment services firm, on February 26, 2021 and the subsequent receipt of regulatory approval from the Hong Kong Securities and Futures Commission, Magpie is licensed to deal in securities, futures and options, and also undertake the business of securities advisory services and asset management.

Magpie launched Magpie Invest, a global stock trading app, on September 15, 2021. It is a proprietary technology investment trading platform that is currently operational in Hong Kong. The technology of Magpie Invest allows the platform to connect to all major stock exchanges. Magpie has memberships/registrations with the Hong Kong Stock Exchange (“HKSE”), the London Stock Exchange (“LSE”) and the requisite Hong Kong and China Direct clearing companies. TINGO GROUP’s financial services business and first financial services product, the Magpie Invest app, is able to trade securities on National Association of Securities Dealers Automated Quotations (“NASDAQ”), New York Stock Exchange (“NYSE”), TMX, HKSE, China Stock Connect, LSE, the Frankfurt Stock Exchange and the Paris Stock Exchange.

The growth of Magpie will continue to be realized and executed through the Company’s business development efforts, which include the pivot of Magpie to a B2B, white-label and payment services strategy in respond to the significant change in market conditions for the retail client sector that materialized in 2022. In order to strengthen Magpie’s offering to potential B2B and white-label clients, and enable the broadening of its product offering, management made the decision to apply for a Capital Markets License (“CMS License”) from the Monetary Authority of Singapore (“MAS”), which was granted in full on September 20, 2022. Magpie’s CMS License enables it to offer several new products, including leveraged foreign exchange products and contract for differences (“CFDs”), including CFDs on commodities prices and crypto-currency prices.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

On December 1, 2022, the Company acquired Tingo Mobile, an agri-fintech business based in Nigeria, from Tingo Inc., a Nevada corporation (“TMNA”). Under the terms of the merger agreement, we entered into with TMNA and representatives of the shareholders of each of TMNA and the Company (“Tingo Merger Agreement”), TMNA contributed its ownership of Tingo Mobile to a newly organized holding company incorporated in the British Virgin Islands (“Tingo BVI Sub”). TMNA then merged Tingo BVI Sub with and into MICT Fintech Ltd., a wholly-owned subsidiary of the Company organized in the British Virgin Islands (“MICT Fintech”), resulting in Tingo Mobile being wholly-owned by the Company.

As of December  31, 2022, Tingo Mobile had approximately 9.3 million subscribers using its mobile phones and Nwassa payment platform. Tingo Mobile believes that Nwassa payment platform is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate. The Nwassa payment platform also has an escrow structure that creates trust between buyers and sellers. Tingo Mobile’s system provides real-time pricing, straight from the farms, eliminating middlemen. Users’ customers pay for produce bought using available pricing on our Nwassa payment platform. The Nwassa payment platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

The Nwassa payment platform has created an escrow solution that secures the buyer, where funds are not released to its subscribers until fulfilment. The Nwassa payment platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to its subscribers.

Pursuant to the Tingo Merger Agreement, TMNA transferred its ownership of Tingo Mobile to Tingo BVI Sub, which was then merged with and into MICT Fintech, a wholly-owned subsidiary of Tingo Group Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of TINGO GROUP (“TGH”).

On December 1, 2022 (the “Tingo Closing”), pursuant to certain joinder agreements, TGH and MICT Fintech were added as parties to the Tingo Merger Agreement, and TINGO GROUP completed the merger of Tingo BVI Sub with and into MICT Fintech (the “Tingo Combination”).

Liquidity

The Company has been incurring losses in 2022 and 2021. The loss from operations were US$11,792 and US$37,896 as of December 31, 2022 and 2021, respectively. The net cash in operating activities was US$46,011 for the year ended December 31, 2022 and US$31,336 net cash used in operating activities for the years ended December 31, 2021.

The Company’s primary resources of cash has been its ability to generate cash from operating activities, obtain capital financing from equity interest investors and borrow funds on favorable economic terms to fund its general operations and capital expansion needs. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. As of December 31, 2022 and 2021, the Company’s balance of cash and cash equivalents was $500,316 and $96,619, respectively.

The Company believes its existing cash will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing.

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

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Variable Interest Entities (VIEs)

We currently conduct our insurance broker business in China using 3 VIEs (see Notes 9, 10, 11 and 12). The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company. See Note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs.

The assets and liabilities of the Company’s VIEs that were included in the Company’s consolidated balance sheets are as follows:

	December 31, 2022	December 31, 2021
Current assets:
Cash	$3,690	$1,260
Accounts receivable, net	6,823	2,462
Related parties	2,001	-
Other current assets	2,278	4,550
Total current assets	14,792	8,272

Property and equipment, net	176	208
Intangible assets	5,712	5,718
Long-term prepaid expenses	48	48
Right of use assets	711	530
Restricted cash	1,479	1,632
Deferred tax assets	793	369
Total long-term assets	8,919	8,505

Total assets	$23,711	$16,777

Current liabilities:
Short term loan from others	$286	$1,155
Trade accounts payable	4,817	697
Related party	4,002	4,583
Operating lease short term liability	230	-
Other current liabilities	4,515	2,401
Total current liabilities	13,850	8,836

Long-term liabilities:
Long term loan	377	-
Lease liability	257	106
Deferred tax liability	224	224
Total long-term liabilities	858	330

Total liabilities	$14,708	$9,166

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Revenues, loss from operations and net loss of the VIEs that were included in the Company’s consolidated statements of operations are as follows:

	Year ended December 31,
	2022	2021
	USD in thousands	USD in thousands

Revenues	$51,841	$19,683
Loss from operations	$(1,531)	$(1,883)
Net loss	$(541)	$(526)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis.

Principle of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and variable interest entities (“VIEs”). Inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation. As the Company has both the power to direct the activities of the entities that most significantly impact its economic performance and the right to receive benefits or the obligation to absorb losses of the entities that could potentially be significant to the entities, the Company is considered the primary beneficiary of VIEs. (see Notes 9, 10, 11 and 12).

Noncontrolling Interest

Noncontrolling interest (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-parties in certain consolidated subsidiaries that are not 100% owned by the Company. Noncontrolling interest is presented as a separate component in our consolidated statements of operation. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

Functional currency and Exchange Rate Income (Loss)

The functional currency of our foreign entities is their local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for statements of operations amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in Accumulated other comprehensive loss, a separate component of stockholders’ equity, in our consolidated balance sheets. Exchange gains and losses resulting from the conversion of transaction currency to functional currency are charged or credited to other comprehensive income (expense), net.

The exchange rate used for conversion Nigerian Naira and RMB to USD is presented below:

Currency	December 31, 2022	December 31, 2021
Naira	448.55	412.49
RMB	6.8972	6.3726

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Actual results could differ significantly from those estimates.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, bank deposits, money market funds and high liquid short-term investments with insignificant interest rate risk and original maturities of three months or less.

Restricted Cash

The Company, as an insurance broker, is required to reserve 10% of its registered capital in cash held in an escrow bank account pursuant to the China Insurance Regulatory Commission (“CIRC”) rules and regulations. As of December 31, 2022 and 2021, restricted cash amounted to $2,233 and $2,417 respectively.

Accounts receivable, net

Accounts receivables are recorded at amounts billed to customers, net of an allowance for doubtful accounts. Trade accounts receivable are recorded at invoiced amounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off. The allowance is determined based on specific analysis of each customer account receivable’s aging, assessment of its related risk and ability of the customer to make the required payment. In addition, in accordance with ASC 326, “Financial Instruments - Credit Losses”, an allowance is maintained for estimated forward-looking losses resulting from possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. Trade accounts receivables are written off against the allowance when it becomes evident that collection will not occur. As of December 31, 2022 and December 31, 2021, allowance for expected credit losses was $3,012 and $2,606, respectively.

Financial Instruments

The Company accounts for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated by the straight-line method over their estimated useful lives. Useful lives of depreciation are as follows:

Category	Useful Life
Machinery and equipment	3-7 years
Furniture and fixtures	3-14 years
Transportation equipment	4-7 years
Leasehold improvements	Over the shorter of lease term or life of the assets
Computer equipment	3 years
Buildings	20 years
Office Equipment	5 years
Plant & Machinery	4 years
Mobile Devices	3 years
Site Installations	4 years

Stock Based Compensation

The Company applies the provisions of ASC Topic 718 “Compensation - Stock Compensation”, under which employees’ share-based awards are recognized based on the grant-date fair values. The Company estimates the fair value of stock-based compensation awards granted using the grant date fair value of the awards.

Stock-based compensation expense is recognized evenly over the vesting period. The Company accounts for forfeitures as they occur. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option.

Cost of revenues

Cost of revenues are from our Comprehensive Platform Service and also from our Chinese’s companies Verticals and technology segment. Our Cost of revenues expenses consist primarily from commission costs and depreciation Expense.

Research and Development Costs

Research and development costs are from our online stock trading platform segment and also from our Chinese’s companies Verticals and technology segment. Our research and development expenses consist primarily of expenditures for consulting fees, compensation, and salary costs and expensed as incurred unless these costs qualify for capitalization as internal-use software development costs.

Earnings (Loss) per Share

In accordance with FASB ASC 260, “Earnings Per Share,” the basic net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted average number of shares of common stock outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common shares equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Leases

The Company as Lessee: Operating lease right-of-use assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Because the rate implicit on most of the Company’s leases are not readily determinable, the Company’s incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

The Company recognized no impairment of ROU assets as of December 31, 2022 and December 31, 2021.

The operating lease is included in right-of-use assets and lease liability on the consolidated balance sheets.

The Company as Lessor: We evaluate all agreements entered into or modified that convey to others the use of property or equipment for a term to determine whether the agreement is or contains a lease. The underlying assets associated with these agreements are evaluated for future use beyond the lease term. We have elected the non-lease component separation practical expedient for all classes of assets where we are the lessor.

We entered into agreement with standard terms to lease mobile phones to the customers for 1 year. Under the agreement the right and ownership of the mobile phones shall remain with the Company (Lessor). Lessor has the exclusive right to terminate the agreement in whole or part. The agreement has lease and non lease component. The lease component is accounted as operating lease and income is recognized on a straight-line basis over the lease term as a revenue and certain non-lease components may be accounted for under the revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See the “Revenue Recognition”.

The Company follows ASC No 842, Leases starting from the January 1, 2021.

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

As of December 31, 2022, the Company owned 31.47% of shares in Micronet which was accounted for under equity method.

As of December 31, 2022, the Company owned 24% of the shares in Beijing Fucheng and controlled the remaining 76% through contractual arrangements as discussed in Note 1. The Company consolidates Beijing Fucheng.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Fair value measurement

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Intangible assets

The Company’s intangible assets with definite useful lives primarily consist of licensed software, Technology, Trade name/ trademarks, Customer relationship and Farmer Cooperative. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews all the intangible assets for frequent impairment indicators on quarterly basis. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company did not record any impairment of intangible assets as of December 31, 2022 and December 31, 2021.

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Useful Life
License & software	indefinite useful life and some of them for 10 years and some of them for 6 years
Technology know-how	6 years
Trade name/ trademarks	indefinite useful life and some of them for 5 years and some of them for 10 years
Customer relationship	5-10 years
Farmer cooperative	8 years

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the acquisition of a business. We test goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator. The Company has determined that there are two reporting units for purposes of testing goodwill for impairment.

In testing goodwill for impairment, the Company has the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors include industry and market considerations, economic conditions, entity-specific financial performance and other events, such as changes in management, strategy and primary customer base. If based on the Company’s qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. The results of the Company’s qualitative goodwill impairment test performed on the first business day of fourth quarter for fiscal years 2022 and 2021 did not indicate any impairments.

Temporary Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer.

Redeemable equity instruments are initially carried at the relative fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Series B Preferred Stock issued in connection with the acquisition of Tingo Mobile described in Note 3 were classified as temporary equity in the accompanying financial statements.

Business Combinations

We allocate the purchase consideration to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies including the income approach, the cost approach, and the market approach. Significant assumptions used in those methodologies include, but are not limited to, the expected values of the underlying metric, the systematic risk embedded in the underlying metric, the volatility of the underlying metric, the risk-free rate, and the counterparty risk. The use of different valuation methodologies and assumptions is highly subjective and inherently uncertain and, as a result, actual results may differ materially from estimates.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Revenue Recognition

The Company follows ASC 606 “Revenue from Contracts with Customers” and recognizes revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company’s revenues from the insurance segment are generated from providing insurance brokerage services or insurance agency services on behalf of insurance carriers.

Our performance obligation to the insurance carrier is satisfied and commission revenue is recognized at a point in time when an insurance policy becomes effective. The Company provides customers with information regarding services and commission charge from the customers on a monthly basis. Performance obligation is satisfied at a point in time when the requested information is delivered to the customer.

In accordance with ASC 606-10-55, Revenue Recognition: Principal Agent Considerations, the Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. To the extent the Company acts as the agent, revenue is reported on a net basis. The determination of whether the Company act as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer.

The Company reports its insurance revenue net of amounts due to the insurance companies as the Company is not the primary obligor in the relevant arrangements, the Company does not finalize the pricing, and does not bear any risk related to the insurance policies.

The Company’s revenues from the online stock trading platform are generated from stock trading commission income. Commission revenue is recognized at a point in time when transfer of control occurs. Trade execution performance obligation generally occurs on the trade date because that is when the underlying financial instrument (for a purchase) or purchaser (for a sale) is identified, and the pricing is agreed upon.

The Company’s revenues from Tingo Mobile’s comprehensive platform service recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to lease the phones on one year terms, and purchase data and calls, as well as use of the NWASSA payment platform. As part of these contracts, the Company records revenue . The Company also records depreciation expense on a straight-line basis over the useful life of the phones, which is estimated by management at three years.

The Company exercised judgement in determining in determining the accounting policies related to these transactions, including the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as phone leases and purchase of data.

●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.

●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

●	Estimation of variable consideration when determining the amount of revenue to recognize (i.e., separate items on NWASSA platform)

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in ASC 740-10 “Income Taxes” whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred taxes are measured using the enacted tax rates anticipated (under applicable law as of the balance sheet date) to apply when the deferred taxes are expected to be paid or realized. Deferred tax assets and liabilities, as well as any related valuation allowance, are classified as noncurrent items on the balance sheets.

The Company evaluates the potential realization of its deferred tax assets for each jurisdiction in which the Company operates at each reporting date and establishes valuation allowances when it is more likely than not that all or a part of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. The Company considers all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities and deferred tax assets and projected future taxable income.

ASC 740-10 prescribes a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more-likely-than-not sustainable, based solely on their technical merits, upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that the Company believes is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in its income tax returns and the amount of tax benefits recognized in its financial statements, represent the Company’s unrecognized income tax benefits. The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

TINGO GROUP and its subsidiaries and VIEs within the jurisdiction of the United States, Israel and China are subject to a tax examination for the most recent three, four and five years, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and intangible assets on a periodic basis, as well as when such review is required based upon relevant circumstances, to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, considering the undiscounted cash flows expected from them. If applicable, the Company recognizes an impairment loss based upon the difference between the carrying amount and the fair value of such assets, in accordance with ASC 360-10 “Property, Plant and Equipment”. As of December 31, 2022, and 2021, no indicators of impairment have been identified.

Comprehensive Income (Loss)

In accordance with ASC 220 “Comprehensive Income”, comprehensive income represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a reporting period except those resulting from investments by owners and distributions to owners. Other comprehensive income (“OCI”) represents gains and losses that are included in comprehensive income but excluded from net profit.

TINGO GROUP, Inc.

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

Segment reporting

ASC Topic 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with management approach,” following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker (the “CODM”), in allocating resources and in assessing performance.

The Company’s CODM has been identified as the CEO, who reviews consolidated and each of the segments results when making decisions about allocating resources and assessing performance of the Company.

Based on management’s assessment, the Company determined that it has three operating segments and therefore three reportable segments as defined by ASC 280.

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

TINGO GROUP, Inc.

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

Reclassification

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Note 3 — Stockholders’ Equity

A. Common stock:

Common stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B. Series A preferred stock:

As part of the consideration paid by TINGO GROUP to TMNA at the closing of the Merger on December 1, 2022, the Company issued 2,604.28 shares of Series A preferred stock which are convertible into 26,042,808 shares of TINGO GROUP common stock equal to approximately 20.1% of the total issued and outstanding common stock immediately prior to Closing. The Series A preferred stocks will be convertible to TINGO GROUP common stock upon stockholders approval. If stockholders have not approved the conversion of the Series A Preferred Stock into TINGO GROUP common stock by June 30, 2023 (the “Trigger Date”), then, TINGO GROUP will issue to TMNA stocks to cause TMNA to own 27% of the total issued and outstanding membership interests of TGH. See also Note 13.

C. Temporary equity:

As part of the consideration paid by TINGO GROUP to TMNA at the closing of the Tingo Merger on December 1, 2022, the Company issued 33,687.21 shares of Series B preferred stock convertible into 336,872,138 shares of TINGO GROUP common stock equal to approximately 35% of the total issued and outstanding common stock immediately prior to Closing. The Series B preferred stocks will be convertible to TINGO GROUP common stock upon approval by Nasdaq of the change of control of TINGO GROUP and upon the approval of TINGO GROUP’s stockholders. If such shareholder or Nasdaq approval is not obtained by June 30, 2023, TMNA shall have the right to (i) cause the redemption of Series B preferred stock to take place within 90 days; and (ii) cause TINGO GROUP to redeem all of the Series B preferred stock in exchange for $666,666,667 or an amount of common stock of TGH equivalent in value to $666,666,667. See also Note 13. As the redemption provisions to redeem the Series B preferred stock in cash is outside the control of the Company and contingent upon the approval of shareholders or Nasdaq approval of the change in control application of Tingo Group, they are required to be presented outside of Stockholders’ Equity and therefore were presented as temporary equity on the face of the Consolidated Balance Sheets.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

C. Stock Option Plan:

2012 plan. Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our Common Stock, are currently authorized to be issued pursuant to option awards granted thereunder, 3,994,782 shares of which have been issued or have been allocated to be issued as of December 31, 2022 and 1,005,218 shares remain available for future issuance as December 31, 2022. The 2012 Incentive Plan is intended as an incentive to retain directors, officers, employees, consultants and advisors to the Company, persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company, by granting to such persons options to purchase shares of the Company’s Common Stock (“2012 Options”), shares of the Company’s stock, with or without restrictions, or any other share-based award (“2012 Award(s)”). The Plan is intended as an incentive to retain in the employ of, and as directors, consultants and advisors to TINGO GROUP, Inc., and its subsidiaries (including any “employing company” under Section 102(a) of the Ordinance (as hereinafter defined) and any “subsidiary” within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the “Code”), collectively, the “Subsidiaries”), persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries, by granting to such persons either (i) options to purchase shares of the Company’s Stock, (the “Options”), (ii) shares of the Company’s Stock, with or without restrictions, or (iii) any other Stock-based award, granted to a Grantee or an Optionee (as such terms are defined below hereunder) under the Plan and any Stock issued pursuant to the exercise thereof. Stock awards and the grant of Options to purchase shares of Stock, or the issue of each of the above under sub-sections (i) - (iii) shall be referred as the “Award(s).

2020 plan. The 2020 Incentive Plan provides for the issuance of up to 25,000,000 shares of our common stock plus a number of additional shares issued upon the expiration or cancellation of awards under our 2014 Incentive Plan, which was terminated when the 2020 Incentive Plan was approved by our stockholders. Generally, shares of common stock reserved for awards under the 2020 Incentive Plan that lapse or are canceled (other than by exercise) will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes are not available again for future awards. In addition, Shares repurchased by the Company with the proceeds of the option exercise price may not be reissued under the 2020 Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2022:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2022	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2022	Exercise Price
	Years		$
125,000	8.5	125,000	1.41
370,000	8.5	277,500	1.81
95,000	8.5	31,667	2.49
590,000		434,167

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

B. Stock Option Plan - (continued):

	Year ended December 31, 2022		Year ended December 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at the beginning of period:	1,558,000	$1.74	1,158,000	$2.24
Changes during the period:
Granted	-	$-	740,000	$1.97
Exercised	-	$-	(60,000)	$1.35
Forfeited	(968,000)	$1.68	(280,000)	$1.41

Options outstanding at the end of the period	590,000	$1.83	1,558,000	$1.74
Options exercisable at the end of the period	434,167	$1.74	1,118,000	$1.57

The Company has warrants outstanding as follows:

	Warrants Outstanding	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2021	62,863,879	$2.854	4.5
Granted	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
Balance, December 31, 2022	62,863,879	$2.854	4.25

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

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2022 and 2021-87.2%-100.4%; risk-free interest rate: 2022 and for 2021-0.99%-1.64%; and expected life: 2022 and for 2021-6.5-10 years.

The Company uses the simplified method to compute the expected option term for options granted.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

On November 2, 2020 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the purpose of raising $25.0 million in gross proceeds for the Company (the “Offering”). Pursuant to the terms of the Purchase Agreement, the Company sold, in a registered direct offering, an aggregate of 10,000,000 units (each, a “Unit”), with each Unit consisting of one share of the Company’s common stock and one warrant to purchase 0.8 of one share of Common Stock at a purchase price of $2.50 per Unit. The warrants are exercisable nine months after the date of issuance at an exercise price of $3.12 per share and will expire five years following the date the warrants become exercisable. The closing of the sale of Units pursuant to the. Purchase Agreement occurred on November 4, 2020. By December 31, 2020, the Company had received a total of $22.325 million in gross proceeds pursuant to Offering and issued in the aggregate, 7,600,000 Units. The remaining gross proceeds, in the additional aggregate amount of $2.675 million, were received by the Company on March 1, 2021 and in consideration for such proceeds, the Company issued the remaining 2,400,000 units.

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

On May 17, 2021, the Company’s Board of Directors (the “Board”) unanimously approved a grant of fully vested 6,000,000 shares of common stock to Mr. Darren Mercer, the Company’s Chief Executive Officer. The issuance of the shares was pursuant to the Company’s long term incentive plan as previously approved by the stockholders and negotiated in connection with the Company’s acquisition of Global Fintech Holdings Limited. The Board unanimously agreed to issue the shares in recognition of Mr. Mercer’s direct contribution to achieving numerous key deliverables including: (i) the completion of several acquisitions, including those of Fucheng Insurance and Magpie; (ii) obtaining regulatory approval from the Hong Kong SFC regarding the acquisition of Magpie; (iii) the execution of several major commercial contracts and partnerships, including with a number of major insurance agents and one of China’s largest payment service providers; (iv) the execution of an exclusive partnership with the Shanghai Petroleum and Natural Gas Trading Center to which allows TINGO GROUP to provide financial services to its customers; (v) the successful launch of the insurance business in December 2020 and the delivery of significant revenues and revenue growth in Q1 2021; and (vi) the completion of capital raises totaling in excess of $140 million and broadening the Company’s institutional investor base.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

On May 17, 2021, the Board unanimously approved a grant of fully vested 300,000 shares of common stock of the Company to Richard Abrahams, Magpie’s Chief Executive Officer.

Our 2012 Incentive Plan was initially adopted by the Board on November 26, 2012 and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our common stock, are currently authorized to be issued pursuant to option awards granted thereunder. On May 17, 2021, May 23, 2021 and June 28, 2021, the Company granted an aggregate of 125,000, 370,000 and 245,000 respectively, options under the 2012 Incentive Plan, with an exercise price of $1.41, $1.81 and $2.49, respectively, of which 433,667 options vested and 150,000 options expired as of December 31, 2022. This resulted in a stock-based compensation expense of approximately $208,079 recorded for the twelve months ended December 31, 2022, based on a fair value determined using a Black-Scholes model.

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

On September 28, 2021, The Company granted 823,020 shares of common stock of the Company to China Strategic Investments Limited.

On May 10, 2022, The Company granted 1,659,500 shares of common stock of the Company to Cushman Holdings Limited, an unrelated third party, as an introducer fee for TMNA.

On May 10, 2022, The Company granted 858,631 shares of common stock of the Company to China Strategic Investments Limited, an unrelated third party, in connection with the GFHI acquisition as discussed in Note

On May 10, 2022, The Company granted 612,500 shares of common stock of the Company to some of our directors and employees. The shares were issued pursuant to the 2020 Incentive Plan.

On May 10, 2022, the Company’s Board unanimously approved a grant of fully vested 4,000,000 shares of common stock to Mr. Darren Mercer. The shares were issued under the Company’s long term incentive plan as such long term incentive plan previously approved by the stockholders and negotiated in connection with the Company’s acquisition of Global Fintech Holdings Limited. The Board unanimously agreed to issue the shares in recognition of Mr. Mercer’s direct contribution to achieving numerous key deliverables including: (i) the execution of several major commercial contracts and partnerships, including with a number of major insurance agents and one of China’s largest payment service providers; (ii) entered into an Agreement and Plan of Merger with Tingo.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

On December 1, 2022, The Company granted 2,000,000 shares of common stock of the Company to Mr. Wei Qi, the company consultant, who has a professional business development goal as part of his agreement with the company. The shares were issued pursuant to the 2020 Incentive Plan.

On February 5, 2023, The Company granted 1,309,500 shares of common stock of the Company to Cushman Holdings Limited, an unrelated third party, as a success fee relating to the completion of the acquisition of Tingo Mobile Limited.

On February 5, 2023, The Company granted 750,000 shares of common stock of the Company to an unrelated third party, relating to the purchase by GFH Intermediate Holdings Limited of certain software, technology and intellectual property from the beneficial owner of Data Insight Holdings Limited,

On February 5, 2023, The Company granted 100,000 shares of common stock of the Company to China Strategic Investments Limited as an ex gratia payment for the provision of corporate finance services.

On February 5, 2023, The Company granted 720,000 shares of common stock of the Company to certain directors and employees. The shares were issued pursuant to the 2020 Incentive Plan and 2012 Incentive Plan.

On February 5, 2023, the Company’s Board unanimously approved a grant of 3,200,000 fully vested shares of common stock to Mr. Darren Mercer in recognition of the completion of the acquisition of Tingo Mobile which is expected to be transformational for the Company. The size of the award takes into account the improved terms for TINGO GROUP that were negotiated in October 2022, and also the value Mr Mercer is delivering to the growth of TINGO GROUP.

On March 6, 2023, The Company granted 48,000 shares of common stock of the Company to CORPROMINENCE LLC as part of the payment for their services.

NOTE 4 — FAIR VALUE MEASUREMENTS

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands)

	Fair value measurements
	December 31, 2022
(USD in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$500,316	-	-	$500,316
Total	$500,316	-	-	$500,316

	Fair value measurements
	December 31, 2021
(USD in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$96,619	-	-	$96,619
Total	$96,619	-	-	$96,619

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,
(USD in thousands)	2022	2021
Building	$29,256	$-
Land	8,097	-
Office furniture and equipment	577	431
Site installations	176,150	-
Cell phones	1,258,902	-
Machinery and equipment	9,408	153
Leasehold improvement	225	203
Transportation equipment	688	415
	1,483,303	1,202
Less accumulated depreciation and amortization	(628,178)	(525)
PROPERTY AND EQUIPMENT, NET	$855,125	$677

Depreciation and amortization expenses totaled $34,176 and $163 for the years ended December 31, 2022 and 2021, respectively.

NOTE 6 — INTANGIBLE ASSETS, NET

Composition:

	Useful life	December 31,	December 31,
(USD in thousands)	years	2022	2021
Original amount:
Technology know-how	6	$11,490	$11,490
Trade name/trademarks	Indefinite or 5-8 years	55,507	923
Customer relationship	5-10 years	4,802	4,802
Farmer Cooperative	6 years	24,811	-
License	Indefinite or 10 years	8,498	8,498
Software	5-6 years	90,332	172
		195,440	25,885
Accumulated amortization:
Technology know-how		(4,788)	(2,873)
trade name/ trademarks		(859)	(174)
Customer related intangible assets		(2,288)	(1,355)
Farmer Cooperative		(345)	-
License		(235)	(39
Software		(1,518)	(2)
		(10,033)	(4,443)
INTANGIBLE ASSETS, NET		$185,407	$21,442

The estimated future amortization of the intangible assets (excluded of deferred tax assets) as of December 31, 2022 is as follows:

(USD in thousands)
2023	$29,765
2024	29,765
2025	29,257
2026	27,791
2027 onward	61,910
Total	$178,028

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 7 — EQUITY INVESTMENT IN MICRONET

As of March 31, 2021, the Company held 50.31% of Micronet’s issued and outstanding shares. On May 9, 2021, following the exercise of options by minority stockholders, the Company’s ownership interest was diluted to 49.88% and as a result the Company is no longer required to consolidate Micronet’s operating results in its financial statements. From May 9, 2021, the Company accounted for the investment in Micronet in accordance with the equity method. The company recognized a loss in 2021 from deconsolidation of Micronet in the amount of $1,934.

On June 16, 2021, Micronet announced that it had completed a public equity offering on the TASE. Pursuant to the offering, Micronet sold an aggregate number of 18,400 securities units (the “Units”) at a price of 14.6 NIS per Unit with each Unit consisting of 100 ordinary shares, 25 series A options and 75 series B options, resulting in the issuance of 1,840,000 ordinary shares, 460,000 series A options and 1,380,000 series B options. Micronet raised total gross proceeds of 26,864,000 NIS (approximately $8,290,000) in the Offering. The Company did not participate in the Offering, and, as a result, the Company’s ownership interest was further diluted to 31.47% of the outstanding ordinary shares of Micronet and 30.54% on a fully diluted basis as of December 31, 2022.

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

On August 13, 2020, TINGO GROUP Telematics extended to Micronet an additional loan in the aggregate amount of $175 (the “Loan Sum”) which governed the existing outstanding intercompany debt. The loan does not bear any interest and has a term of twelve months. The Loan Sum was granted for the purpose of supporting Micronet’s working capital and general corporate needs. The loan was repaid on August 25, 2021.

NOTE 8 — GFH Intermediate Holdings Ltd Acquisition

On July 1, 2020, TINGO GROUP completed its acquisition of GFHI pursuant to the previously announced agreement and plan of merger (the “Merger Agreement”) entered into on November 7, 2019 by and between TINGO GROUP, Micronet, GFHI, Global Fintech Holding Ltd, a British Virgin Islands company and the sole shareholder of GFHI, and TINGO GROUP Merger Subsidiary Inc., a British Virgin Islands company and a wholly owned subsidiary of TINGO GROUP, as amended and restated on April 15, 2020. As described in the Merger Agreement, upon consummation of the acquisition, the outstanding share of GFHI were cancelled in exchange for a convertible promissory note in the principal amount of $25,000 issued to GFH by TINGO GROUP. This note has been converted into 22,727,273 shares of common stock of TINGO GROUP at a conversion price of $1.10 per share. As a result of the acquisition goodwill and intangible assets were created.

As of the date of this annual report, COVID-19 and the resulting government regulations enacted in China and elsewhere have not had a material adverse effect on GFHI financial reports; however, there can be no assurance that GFHI financial reports will not be affected in the future from COVID-19 or resulting government actions.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

GFH Intermediate Holdings LTD, Purchase Price Allocation

(USD in thousands)

Total share consideration (1)	$32,050
Total Purchase Consideration	$32,050
Less:
Intangible assets - trade name/ trademarks	$580
Intangible assets - developed technology	11,490
Intangible assets - Customer database (2)	4,500
Deferred Tax liability (3)	(4,308)
Fair value of net assets acquired	$12,262
Goodwill value (4)	$19,788

(1)	The purchase consideration represented the fair value of the convertible promissory notes that were converted into common stock of TINGO GROUP.
(2)	The customer database value is based on the cost to recreate, as indicated by management.
(3)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 26%.
(4)	The goodwill is not deductible for tax purposes.

NOTE 9 — VIE’S AGREEMENTS

The Company consolidates certain VIEs as it is the primary beneficiary since it has both the power to direct the activities of the VIEs that most significantly impact the VIE’s economic performance and has the right to receive benefits or the obligation to absorb losses of the VIEs that could potentially be significant to the VIEs which are derived from various agreements described below.

VIE agreements with Guangxi Zhongtong Insurance Agency Co., Ltd (Guangxi Zhongtong):

On January 1, 2021, Bokefa Petroleum and Gas Co. Ltd., our wholly foreign-owned enterprise (“WFOE”), Guangxi Zhongtong, and nominee shareholders of Guangxi Zhongtong entered into six agreements, described below, pursuant to which Bokefa is deemed to have controlling financial interest and be the primary beneficiary of Guangxi Zhogntong. Therefore, Guangxi Zhongtong is deemed a VIE of Bokefa:

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the nominee shareholders of Guangxi Zhongtong. The term of the loan shall start from the date when the loan is actually paid, until the date on which the loan is repaid in full. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely for Guangxi Zhongtong’s operating expenses and should be exclusively repaid by transferring shares of Guangxi Zhongtong to Bokefa when PRC Law permits.

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

TINGO GROUP, Inc.

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

On August 23, 2021, Beijing Yibao Technology Co., Ltd(“Beijing Yibao”), Guangxi Zhongtong , and two shareholders of Guangxi Zhongtong entered into a capital increase agreement pursuant to which Beijing Yibao would invest approximately RMB30,000 ($4,700) into Guangxi Zhongtong. On October 21, 2021, Beijing Yibao transferred the total investment funds of  RMB30,000 ($4,700)  to Guanxi Zhongtong, and 60% of the shares were issued to Beijing Yibao. The capital increase transaction was closed accordingly on October 21, 2021. As a result of the transaction, Beijing Yibao now holds a sixty percent (60%) equity interest in Guangxi Zhongtong and is the controlling shareholder. As a condition of the closing, the previous agreements consummated on January 1, 2021 per the GZ Frame Work Loan became null and void, and the loan lent to the shareholders under the GZ Frame Work Loan agreement should be fully repaid by the shareholders before December 31, 2023.

VIE agreements with Beijing Fucheng Lianbao Technology Co., Ltd. (Beijing Fucheng):

On December 31, 2020, as amended on August 25, 2021, Bokefa, Beijing Fucheng, and the shareholders of Beijing Fucheng entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Fucheng. Therefore, Beijing Fucheng is deemed a VIE of Bokefa.

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

TINGO GROUP, Inc.

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

VIE agreements with All Weather Insurance Agency Co., Ltd. (All Weather):

On July 1, 2021, Bokefa, All Weather., and nominee shareholders of All Weather entered into six agreements, described below, pursuant to which Bokefa is deemed to have a controlling financial interest and be the primary beneficiary of All Weather. All Weather., Ltd.is deemed a VIE of Bokefa.

Loan Agreement

Pursuant to this agreement, Bokefa agreed to provide loans to the nominee shareholders of All Weather. The term of the loan is one year and shall start from the date when the loan is actually paid. The agreement shall terminate when the shareholders repay the loan. The loan should be used solely by All Weather for operating expenses, and should be exclusively repaid by transferring shares of All Weather to Bokefa when PRC Law permits.

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

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

VIE agreements with Tianjin Dibao Technology Development Co. Ltd. (Tianjin Dibao):

On April 2, 2022, Zheng Zhong Energy, Tianjin Dibao , and nominee shareholder of Tianjin Dibao entered into six agreements, described below, pursuant to which Zheng Zhong Energy is deemed to have a controlling financial interest and be the primary beneficiary of Tianjin Dibao. Tianjin Dibao is deemed a VIE of Zheng Zhong Energy.

Loan Agreement

Pursuant to this agreement, Zheng Zhong Energy agreed to provide loans to the shareholder of Tianjin Dibao. The term of the loan shall start from the date when the loan is actually paid. The agreement shall terminate when the shareholder repay the loan. The loan should be used solely to purchase Tianjin Dibao’s 76% equity, and should be exclusively repaid by transferring shares of Tianjin Dibao to Zheng Zhong Energy when PRC Law permits.

Exclusive Option Agreement

The effective term of the agreement is unlimited and the agreement shall terminate upon the transfer of all of the equity interest of Tianjin Dibao to Zheng Zhong Energy in accordance with relevant laws and provisions in the agreement, or upon written notice by Zheng Zhong Energy to the shareholder. In consideration for Zheng Zhong Energy’s loan arrangement, the shareholder have agreed to grant Zheng Zhong Energy an exclusive option to purchase their equity interest. Distribution of residual profits, if any, is restricted without the approval of Zheng Zhong Energy. Upon request by Zheng Zhong Energy, Tianjin Dibao is obligated to distribute profits to the shareholder of Tianjin Dibao, who must remit the profits to Zheng Zhong Energy immediately. Tianjin Dibao and its shareholder are required to act in a manner that is in the best interest of Zheng Zhong Energy with regard to Tianjin Dibao’s business operations.

Equity Pledge Agreement

The agreement will be terminated at the date when the other agreements have been terminated. Pursuant to the agreement, the nominee shareholder pledged all of their equity interest in Tianjin Dibao to Zheng Zhong Energy as security for their obligations pursuant to the other agreements. Zheng Zhong Energy has the right to receive dividends on the pledged shares, and all shareholders are required to act in a manner that is in the best interest of Zhengzhong Energy.

Business Cooperation Agreement

The agreement is effective until terminated by both parties. Tianjin Dibao and its shareholders agree that the legal person, directors, general manager and other senior officers of Tianjin Dibao should be appointed or elected by Zheng Zhong Energy. Tianjin Dibao and its shareholder agree that all the financial and operational decisions of Tianjin Dibao will be made by Zheng Zhong Energy.

Exclusive Service Agreement

The effective term of this agreement is for one year and it can be extended an unlimited number of times if agreed by both parties. Zheng Zhong Energy agrees to provide exclusive technical consulting and support services to Tianjin Dibao and Tianjin Dibao agrees to pay service fees to Zheng Zhong Energy.

Entrustment and Power of Attorney Agreement

The shareholder of Tianjin Dibao agreed to entrust all their rights to exercise their voting power and any other rights as shareholder of Tianjin Dibao to Zheng Zhong Energy. The shareholder of Tianjin Dibao have each executed an irrevocable power of attorney to appoint Zheng Zhong Energy as their attorney-in-fact to vote on their behalf on all matters requiring shareholder approval. The agreement is effective until the deregistration of Tianjin Dibao.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 10 — BEIJING FUCHENG LIANBAO TECHNOLOGY CO., LTD TRANSACTION

On February 10, 2021, the Company closed a transaction pursuant to which it acquired (via Beijing Fucheng in which it holds 24% and engaged in a VIE structure) all of the shares of Beijing Yibao Technology Co., Ltd., and, indirectly, its wholly-owned subsidiary Beijing Fucheng Insurance Brokerage Co., Ltd. (the “Fucheng Insurance Transaction”).

The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Beijing Fucheng Lianbao Technology Co., Ltd transaction, Purchase Price Allocation

(USD in thousands)
Total cash consideration	$5,711
Total purchase consideration	$5,711
Less:
Net working capital	$926
Property and equipment	26
Intangible assets - License	4,814
Current liabilities	(55)
Fair value of net assets acquired	$5,711

Since we started consolidating Beijing Fucheng Lianbao reports from February 10, 2021, the pro forma numbers are immaterial and therefore we did not present them.

NOTE 11 — Guangxi Zhongtong Insurance Agency Co., Ltd Acquisition

On January 1, 2021, we entered into a transaction through Bokefa, with the shareholders of Guangxi Zhongtong Insurance Agency Co., Ltd (“Guangxi Zhongtong”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to Guangxi Zhongtong’s shareholders through a frame work loan (the “GZ Frame Work Loan”) the amount of up to RMB 40,000 (approximately $6,125) (“GZ Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for Guangxi Zhongtong. As of December 31, 2022, only RMB 8,010 (approximately $1,243) was drawn down from the GZ Frame Work Loan for working capital and approximately $919 was drawn down for loans to shareholders of Guangxi Zhongtong (as stipulated in the agreement). In consideration for the GZ Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the GZ Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of Guangxi Zhongtong from the shareholders (“Option Agreement”) under such terms set forth therein (which include an exercise price not less than the maximum GZ Frame Work Loan Amount and the right to convert the GZ Frame Work Loan Amount into the purchased shares) (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Tianjin Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of Guangxi Zhongtong in the shareholder’s equity interest in Guangxi Zhongtong (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to Guangxi Zhongtong’s business and operations in order to secure repayment of the GZ Frame Work Loan Amount.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value data)

This transaction was structured pursuant to a Variable Interest Entity, Structure (in which we do not hold the shares). As such, and given our direct ownership in Bokefa and its contractual arrangements with Guangxi Zhongtong, we are regarded as Guangxi Zhongtong’s controlling entity and primary beneficiary of Guangxi Zhongtong business. We have, therefore, consolidated the financial position and operating results of Guangxi Zhongtong using the fair value of the assets and liabilities of Guangxi Zhongtong.

Beijing Fucheng Lianbao Technology Co., Ltd is an entity incorporated on December 29, 2020, in which Bokefa owns 24% equity interest with the remaining 76% controlled by Bokefa through VIE agreements. On February 10, 2021, Beijing Fucheng acquired all of the shares of Beijing Yibao Technology Co., Ltd., which holds 100% of the equity interest in Beijing Fucheng Insurance Brokerage Co., Ltd. (“Fucheng Insurance”). Fucheng Insurance is a Chinese insurance brokerage agency and a nation-wide licensed entity which offers insurance brokerage services for a broad range of insurance products. Fucheng Insurance, through their nationwide license, will give us the flexibility to offer and create tailor-made insurance products, leverage customers directly or through distribution partners and procure better deals with both our existing and new insurance company partners. Fucheng Insurance further enables us to accelerate the onboarding of new agents onto our platforms all throughout China. It also creates the opportunity to promote our business through some of China’s biggest online portals, which will provide business-to-business-to-consumer (B2B2C) as well as business-to-consumer (B2C) channels. When Fucheng Insurance initiates its nationwide rollout of its mobile application, it will facilitate access to those portals’ large customer bases which will also offer TINGO GROUP’S full suite of insurance products. Beijing Fucheng shares were acquired for approximately $5,700, and funded through the Company.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Guangxi Zhongtong Insurance Agency Co., Ltd, Purchase Price Allocation

(USD in thousands)

Total cash consideration	$-
Total Purchase Consideration	$-
Less:
Debt-free net working capital	$613
Property and equipment	13
Intangible assets - Licenses	1,926
Intangible assets - customer relationship (1)	248
Deferred Tax liability (2)	(544)
Fair value of net assets acquired	$2,256
Fair value of the Noncontrolling interest	$(3,231)
Gain on equity interest	1,128
Equity investment	-
Change in investment	(2,103)
Bargain gain from acquisition	$(153)

(1)	The customer database value is based on the cost to recreate, as indicated by management.
(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 26%.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 12 — ALL WEATHER TRANSACTION

On July 1, 2021, we entered into a transaction through Bokefa, with the shareholders of All Weather, a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to All Weather’s shareholders through a frame work loan (the “AW Frame Work Loan”) the amount of up to RMB 30,000 (approximately $4,700) (“AW Frame Work Loan Amount”) which is designated, if exercised, to be used as a working capital loan for All Weather. As of December 31, 2022, RMB 30,000 (approximately $4,700) was drawn down from the AW Frame Work Loan for working capital. In consideration for the AW Frame Work Loan, the parties entered into various additional agreements which include: (i) a pledge agreement pursuant to which the shareholders have pledged their shares for the benefit of  Bokefa in order to secure the AW Frame work Loan Amount  (ii) an exclusive option agreement pursuant to which Bokefa has an exclusive option to purchase the entire issued and outstanding common shares of All Weather from the shareholders (“Option Agreement”) under such terms set forth therein (iii) an entrustment agreement and power of attorney agreement pursuant to which the shareholders irrevocably entrusted and appointed Bokefa as their proxy and trustee to exercise on their behalf any and all rights under applicable law and the articles of association of All Weather in the shareholder’s equity interest in All Weather (iv) a business cooperation agreement and a master exclusive service agreement which grants Bokefa rights related to All Weather’s business and operations in order to secure repayment of the AW Frame Work Loan Amount.

This transaction was structured pursuant to a Variable Interest Entity Structure (in which we do not hold the shares). As such, and given our direct ownership in Bokefa and its contractual arrangements with All Weather, we are regarded as All Weather’s controlling entity and primary beneficiary of All Weather’s business. We have, therefore, consolidated the financial position and operating results of All Weather into our consolidated financial statements, using the fair value of the assets and liabilities of All Weather.

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting gain on bargain purchase. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

All Weather, Purchase Price Allocation

(USD in thousands)

Total cash consideration	$-
Total purchase consideration	$-
Less:
Debt-free net working capital	$(105)
Property and equipment	153
Right of use assets	208
Lease liabilities	(258)
Intangible assets - licenses (1)	849
Intangible assets - customer relationship (1)	54
Deferred Tax liability (2)	(226)
Fair value of net assets acquired	$675
Noncontrolling interest	$(675)
Change in investment	(675)
Goodwill	$-

(1)	The customer database value is based on the cost to recreate, as indicated by management.
(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 25%.

All Weather’s net revenues and net loss are presented if the acquisition date had occurred at the beginning of the annual reporting period.

	Year ended	Year ended
	December 31,	December 31,
	(Unaudited)
(USD in thousands)	2022	2021
Revenues	$146,035	$69,566

Net loss	$(47,115)	$(36,514)

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 13 — TINGO MOBILE LIMITED TRANSACTION

On May 10, 2022, TMNA entered into the Tingo Merger Agreement with MICT Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of TINGO GROUP (“Merger Sub”), and TINGO GROUP, Inc., a Delaware corporation (“TINGO GROUP”).

On June 15, 2022, TMNA, Merger Sub and TINGO GROUP entered into an Amended and Restated Agreement and Plan of Merger, following the completion of extensive due diligence by TINGO GROUP and its advisors.

Following the execution of the Amended and Restated Merger Agreement, TINGO GROUP and TMNA explored ways in which the combination of Tingo’s core businesses and TINGO GROUP could be accomplished with the greatest speed and efficiency and on a tax-free basis. Based upon advice from each of the companies’ advisors, the parties negotiated a Second Amended and Restated Merger Agreement, which determined the Merger to be a multi-phase forward-triangular Merger. On October 6, 2022, TINGO GROUP and TMNA, as well as individual representatives of each company’s shareholders, executed the Tingo Merger Agreement

On November 9, 2022, TMNA filed a Definitive Information Statement with the U.S. Securities and Exchange Commission to complete the Tingo Merger.

Pursuant to the Tingo Merger Agreement, TMNA transferred its ownership of Tingo Mobile to Tingo BVI Sub, which was then merged with and into MICT Fintech Limited (“MICT Fintech”), a British Virgin Islands company and a wholly-owned subsidiary of Tingo Group Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of TINGO GROUP (“TGH”)

On December 1, 2022 (the “Tingo Closing”), pursuant to certain joinder agreements, TGH and MICT Fintech were added as parties to the Merger Agreement, and TINGO GROUP completed the merger of Tingo BVI Sub with and into MICT Fintech (the “Tingo Combination”).

Under the terms of the Tingo Merger Agreement, TINGO GROUP issued to TMNA (i) 25,783,675 shares of common stock of TINGO GROUP, representing approximately 19.9% of the number of shares of TINGO GROUP’s common stock issued and outstanding; (ii) 2,604.28 shares of Series A Preferred Stock convertible into 26,042,808 shares of TINGO GROUP common stock equal to approximately 20.1% of the total issued and outstanding TINGO GROUP common stock immediately prior to Tingo Closing; and (iii) 33,687.21 shares of Series B Preferred Stock convertible into 336,872,138 shares of TINGO GROUP common stock equal to approximately 35% of the total issued and outstanding common stock immediately prior to Tingo Closing. The rights of the Series A Preferred Stock and the Series B Preferred Stock are set forth in Certificates of Designation of Preferences, Rights and Limitations that TINGO GROUP filed with the Secretary of State of the State of Delaware on November 30, 2022.

Also, at the Tingo Closing, TINGO GROUP added two individuals appointed by TMNA to TINGO GROUP’s existing board of directors.

Following execution of the Tingo Merger Agreement, TINGO GROUP extended to TMNA a loan in the principal amount of $23,700 with an interest rate of 5% per year (the “Amended Purchaser Loan”), and which amended and restated a previous loan agreement between TINGO GROUP and TMNA dated September 28, 2022, for a principal amount of $3,700.

If all of the transactions contemplated by the Tingo Merger Agreement and related agreements are consummated (including, for the avoidance of doubt, the conversions of the Series A Preferred Stock and Series B Preferred Stock into common stock), which will require further TINGO GROUP stockholder approval and Nasdaq approvals, such transactions would constitute a change of control of TINGO GROUP, as TMNA, would own a majority of the outstanding shares (on an as-converted basis) of TINGO GROUP.

Conversion of Series A Preferred Stock

Subject to stockholder approval, each share of Series A Preferred Stock will be convertible into approximately 10,000 shares of TINGO GROUP Common Stock. If stockholders have not approved the conversion of the Series A Preferred Stock into TINGO GROUP common stock by June 30, 2023 (the “Trigger Date”), then, (i) all issued and outstanding shares of Series A Preferred Stock will be immediately and automatically redeemed by TINGO GROUP, and all accrued and unpaid dividends thereon to the date of redemption extinguished, in consideration of the right to receive an aggregate amount, in respect of all shares of Series A Preferred Stock, of $1.00 in cash, and (ii) TINGO GROUP shall, within ten (10) business days following the Trigger Event, cause TINGO GROUP to issue to TMNA the amount of membership interests of TGH as needed to cause TMNA to own 27% of the total issued and outstanding membership interests of TGH, subject to the terms of the Series A Preferred Stock Certificate of Designations.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Conversion of Series B Preferred Stock

Upon approval by Nasdaq of the change of control of TINGO GROUP and upon the approval of TINGO GROUP’s stockholders, each share of Series B Preferred Stock issued by TINGO GROUP to TMNA shall automatically convert into 10,000 shares of TINGO GROUP common stock in accordance with the terms of its certificate of designation. If such shareholder or Nasdaq approval is not obtained by June 30, 2023, TMNA shall have the right to (i) cause the Series B Redemption to take place within 90 days; and (ii) cause TINGO GROUP to redeem all of the Series B Preferred Stock in exchange for (x) $666,666,667 or (y) an amount of common stock of TGH equivalent in value to $666,666,667 (reduced from the aggregate value of the Series B Preferred Stock at issuance, which is $1,000,000,000). As the Series B Preferred Stock redemption is contingent upon the approval of shareholders or Nasdaq approval, they are presented outside of Stockholders’ Equity in a total amount of approximately $553 million which reflect their fair value proportion from the consideration.

The Series B Preferred Stock shall have no voting rights, however, the Series B Preferred Stock are entitled to receive dividends and conversion rights. The dividend rate on Series B Preferred Stock shall be the sum of (i) 4% of the Stated Value (as defined in the Series B Certificate of Designation) per share per annum plus (ii) if a dividend was declared and paid on the outstanding shares of Common Stock, an amount equal to the amount each share of Series B Preferred Stock would have received if it had been converted into Common Stock prior to the payment of the dividend, as declared by the Board of Directors. Regarding the conversion rights, upon the occurrence of the Conversion Date as defined within the Series B Certificate of Designation, each outstanding share of Preferred Stock shall be automatically converted into 10,000 shares of Common Stock, which in the aggregate shall be equal to 35.0% of Common Stock outstanding immediately prior to the Tingo Closing.

In accordance with ASC 805, Business Combinations, at Tingo Closing, the Tingo Merger was accounted as business combinations under which, TINGO GROUP was the acquirer and Tingo BVI Sub and its subsidiaries will be treated as the “acquired” company for financial reporting purposes. Under the acquisition accounting method, the total estimated purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed has been recorded as goodwill. Management’s estimate of the fair values of the acquired intangible assets as of December 1, 2022 is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to the Company may become known to the Company during the remainder of the measurement period, which will not exceed twelve months from the acquisition date. Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available. The goodwill that arose from the acquisition consists of synergies expected from integrating Tingo Mobile into the Company’s operations and customer base.

Tingo Mobile, Purchase Price Allocation

Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting goodwill. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Total Merger consideration (1)	$1,215,241
Total purchase consideration	$1,215,241
Less:
Net working capital	$170,327
Property and equipment	844,764
Intangible – farmer cooperative	24,811
Intangible – trade names and trade marks	54,576
Intangible – software	90,172
Deferred tax liability (2)	(50,868)
$1,133,782
Goodwill (3)	$81,459

(1)

The $1,215,241 value of the Merger Consideration transferred was determined in accordance with ASC 820 and ASC 805. ASC 820 requires that fair value to maximize objective evidence and be determined using assumptions that a market participant would use, and when level 1 inputs exist, it should be used unless determined to be not representative. That would have meant using the unadjusted TINGO GROUP quoted price at the time of completion of the Transaction. The Company is of the opinion however, that the market value per share price as quoted on Nasdaq is not representative of the fair value and should not be used to determine the merger consideration. Using market value per share of TINGO GROUP would have led to a significant bargain purchase gain and an internal rate of return that was not reasonable as well as other valuation anomalies that it created. Hence, and in accordance with ASC 805-30-30-5, the Company reassessed the determination of the consideration transferred and determined that using Tingo, Inc. quoted price traded at the OTC Tingo Closing is more appropriate in determining the consideration fair value.

(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 30%.
(3)	The goodwill is not deductible for tax purposes.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

NOTE 14 — SEGMENTS

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, operating segments and major customers in financial statements for detailing the Company’s operating segments.

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. As a result of our acquisition of GFHI on July 1, 2020 (see Note 8) and Tingo Mobile on December 1, 2022 (see Note 13), we currently serve the marketplace, through our operating subsidiaries, as a financial technology company (Fintech Industry) targeting the African, Middle Eastern and South East Asia marketplaces as well as other areas of the world.

During the period between June 23, 2020, and May 9, 2021, we have held a controlling interest in Micronet, and we have presented our mobile resource management (“MRM”) business operated by Micronet as a separate operating segment. As of May 9, 2021, the Company’s ownership interest was diluted and, as a result, we deconsolidated Micronet.

As of December 31, 2022, the Company has 3 segments. This change came with the completion of the Tingo Mobile acquisition on December 1, 2022. The Company changed its reporting structure to better reflect what the CODM is reviewing to make organizational decisions and resource allocations. Following the loss of control over Micronet, MRM is no longer a separate operating segment or reportable segment since the CODM does not review discrete financial information for the business. The Company recast the information for the fiscal years ended December 31, 2022 to align with this presentation.

The activities of each of our reportable segments from which the Company earns revenues, records equity earnings or losses and incurs expenses are described below:

●	Verticals and technology segment develops insurance platform, for the Chinese market and have been generating revenues from insurance products in China.

●	Comprehensive platform service segment develops Nwassa agri-fintech marketplace platform, which enables customers in Nigeria to trade agricultural produce with customers, as well as to purchase farming inputs, to top up of airtime and data, to pay bills and utilities, to arrange insurance and to procure finance.

●	Online stock trading segment develops technology investment trading platform that is currently operational in Hong Kong and Singapore.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

The following table summarizes the financial performance of our operating segments:

	Year ended December 31, 2021
(USD in thousands)	Verticals and technology		Comprehensive platform service	Corporate and others (3)		Online stock trading	Consolidated

Revenues from external customers	$54,932		-	$726		$18	$55,676
Segment operating loss	(9,604	)(1)	-	(20,788	)(2)	(7,504)	(37,896)
Other income, net				(1,801)			(1,801)
Finance income (expenses), net				395		395
Loss before provision for income taxes							$(39,302)

(1)	Includes $2,931 of intangible assets amortization, derived from GFHI acquisition.
(2)	Includes $103 of intangible assets amortization, derived from Micronet consolidation.
(3)	Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

	Year ended December 31, 2022
(USD in thousands)	Verticals and technology		Online stock trading	Corporate and others (3)	Comprehensive platform service		Consolidated
Revenues from external customers	$57,364		$55		$88,616		$146,035
Segment operating loss	(12,539	)(1)	(9,829)	(26,203)	36,779	(2)	(11,792)
Other income, net				2,151			2,151
Finance income (expenses), net				(750)			(750)
Consolidated loss before income tax benefit							$(10,391)

(1)	Includes $2,931 of intangible assets amortization, derived from GFHI acquisition.
(2)	Includes $2,416 of intangible assets amortization, derived from Tingo Mobile acquisition.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of December 31, 2021
(USD in thousands)	Verticals and technology		Comprehensive platform service	Corporate and others	Online stock trading		Consolidated

Assets related to segments	$86,474	(1)	$-	30,756	$60,581	(3)	$177,811
Liabilities related to segments	(23,516	)(2)	-	(2,620)	(3,953)		(30,089)
Total equity							$147,722

(1)	Includes $19,292 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.
(2)	Includes $3,728 of deferred tax liability, derived from GFHI acquisition.
(3)	Includes $1,222 of intangible assets.

	As of December 31, 2022
(USD in thousands)	Verticals and technology		Online stock trading		Comprehensive platform service		Corporate and others	Consolidated

Assets related to segments	$40,831	(1)	$21,077	(3)	$1,541,093	(4)	79,357	$1,682,358
Liabilities and redeemable preferred stock series B related to segments	(18,406	)(2)	(3,911)		(877,353	)(5)	(9,689)	(909,359)
Total equity								$772,999

(1)	Includes $17,009 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(2)	Includes $3,125 of deferred tax liability, derived from GFHI All weather and Zhongtong acquisitions.

(3)	Includes $1,226 of intangible assets.
(4)	Includes $167,143 of intangible assets and $81,459 goodwill, derived from Tingo Mobile acquisition.
(5)	Includes $50,143 of deferred tax liability, derived from Tingo Mobile acquisition and $553,035 redeemable preferred stock series B.

NOTE 15 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable were comprised of the following:

	December 31,	December 31,
(USD in thousands)	2022	2021
Trade accounts receivable	$14,553	$20,485
Allowance for doubtful accounts	(3,012)	(2,606)
	$11,541	$17,879

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Movement of allowance for doubtful accounts for the fiscal year ended December 31, 2022 and the fiscal year ended December 31, 2021 are as follows:

(USD in thousands)	2022	2021
Beginning balance	$2,606	$5
Provision	618	2,574
Exchange rate fluctuation	(212)	32
Decrease due to deconsolidation of Micronet	-	(5)
	$3,012	$2,606

NOTE 16 — SUPPLEMENTARY FINANCIAL STATEMENTS INFORMATION

A.	Other Current Assets:

	December 31,	December 31,
	2022	2021
(USD in thousands)
Prepaid expenses	$1,019	$1,715
Advance to suppliers	2,821	2,338
Deposit	287	1,335
Business advance to employee	-	1,444
Other receivables	1,701	1,033
	$5,828	$7,865

B.	Other Current Liabilities:

	December 31,
(USD in thousands)	2022	2021
Employees and wage-related liabilities	$1,064	$500
expenses payable	5,298	-
Payment received by customers in advance	15	73
Accrued expenses	2,431	1,802
Income tax payable	178,582	365
Other tax payable	3,267	273
Advances from employee	1,402	990
Deposit	383	364
Due to insurance companies	151	142
Other	1	405
	$192,594	$4,914

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 17 — RELATED PARTIES

Current assets – related parties

	December 31,	December 31,
	2022	2021
(USD in thousands)
Shareholders of All Weather	$4,603	$3,680
Beijing Fucheng Prospect Technology Co., Ltd	267
Loan to Tingo Inc.(1)	8,099
Convertible loan to Micronet (1)	-	535
Shareholders of Guangxi Zhongtong	522	919
	$13,491	$5,134

(1)	Tingo’s loan- as discussed in Note 13.

Current liabilities – related parties

	December 31,	December 31,
	2022	2021
(USD in thousands)
Shareholders of Bokefa Petroleum and Gas	$308	$-
Shareholders of All Weather	659	4
Shareholders of Tingo Mobile Limited	56,539	-
	$57,506	$4

Darren Mercer, our Chief Executive Officer and a director, presently owns, with certain family members and related parties, approximately one third of the issued and outstanding shares of GFH and is the sole officer and one of three directors of GFH. In addition, prior to the closing the transactions contemplated by the agreement and plan of merger, entered into on November 7, 2019 and amended and restated on April 15, 2020 by and among TINGO GROUP, GFH Intermediate Holdings Ltd., a British Virgin Islands company (“Intermediate”), TINGO GROUP Merger Subsidiary Inc., a British Virgin Islands company and a wholly-owned subsidiary of TINGO GROUP (“Merger Sub”) and GHF as the sole shareholder of Intermediate, pursuant to which the Merger Sub merged with and into Intermediate, with Intermediate continuing as the surviving entity, as a result of which GFH became a wholly owned subsidiary of TINGO GROUP (the “Merger”). Mr. Mercer was the sole officer and director of Intermediate.

TINGO GROUP, Inc.

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

Effective on October 2021, the board of directors approve Darren Mercer (“Executive”) new employment terms as follows: (i) an annual base salary fee will be $800 and, (ii) a total annual bonus in accordance with the bonus program adopted by the Company from time-to-time. The Target Bonus amount for Executive’s work in the calendar year 2021 shall be $713.  Executive’s Target Bonus opportunities for his work in the calendar years 2022 and 2023 shall be $1,200. The annual bonus under this Section 3(b), if any, shall be payable at the discretion of the Company based on achievement of performance metrics to be established by the Board for each year, including, for calendar years 2022 and 2023. Such metrics shall include goals based on revenue generated Executive’s consulting businesses.  Executive must be employed by the Company on the date of payment in order to earn and receive any above, except in the event of termination without Cause or resignation for Good Reason (as such terms are include In the Agreement).  In addition, the Board may declare and grant a discretionary bonus for Executive based on various targets and performance criteria to be established by the Board. The evaluation of the performance of Executive as measured by the applicable targets and the awarding of applicable bonuses, if any, shall be at the sole discretion of the Board. In addition, Executive shall be entitled to Health Insurance If available on commercially reasonable terms, based on a health insurance plan to be determined in the Company’s discretion, Key Man Life Insurance (at the Company sole discretion), up to 35 (thirty-five) days of paid vacation per year, subject to the Company’s vacation policies in effect from time-to-time and to those paid public holidays set by the Company. Executive is also entitled to be reimbursed for reasonable and customary business expenses incurred by Executive during employment subject to all terms and conditions of the Company’s expense policies in effect from time to time and for an expense account of $300 for the purposes of: (i) funding an office and accommodations for use of Executive and (ii) paying Executive additional compensation at the rate of $8.33 per month during the Term, as compensation for the additional expense of living overseas for those months in which Executive works for the Company outside the United Kingdom for at least five days.

As of December 31, 2022, Professor Yehezkel (Chezy) Ofir, held options to purchase 30,000 shares, 30,000 options to purchase shares were granted on May 23, 2021 at an exercise price of $1.81 per share. Out of which 22,500 of the options have vested.

As of December 31, 2022, Mr. Robert Benton, held options to purchase 80,000 shares, the options to purchase 80,000 shares were granted to him on May 23, 2021 at an exercise price of $1.81 per share. Out of which 60,000 of the options have vested.

As of December 31, 2022, Mr. John McMillan Scott held options to purchase 160,000 shares, the options to purchase 160,000 shares were granted to him on May 23, 2021 at an exercise price of $1.81 per share. Out of which 120,000 of the options have vested.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

On October 6, 2022, the Company extended to Tingo Inc a loan in the principal amount of $23,700 with an interest rate of 5% per year, and which shall amend and restate the loan agreement between TINGO GROUP and Tingo dated September 28, 2022, for a principal amount of $3,700 (the “Previous Loan”). Pursuant to the Amended Purchaser Loan. In October 2022, Tingo Inc loan to Tingo mobile an amount of $15,866.The loan shall be due and payable on May 10, 2024 and bear interest at the rate of five percent (5%) per annum .

On February 5, 2023, the Company granted 720,000 shares of common stock of the Company to certain Directors and employees. The shares were issued pursuant to the 2020 Incentive Plan and 2012 Incentive Plan.

On February 5, 2023, the Company’s Board of Directors (the “Board”) unanimously approved a grant of 3,200,000 Fully vested shares of common stock to Mr. Darren Mercer, the Company’s Chief Executive Officer, in recognition of the completion of the acquisition of Tingo Mobile Limited, which is expected to be transformational for the Company. The size of the award takes into account the improved terms for the Company that were negotiated in October 2022, and also the value Mr Mercer is delivering to the growth of the Company .

NOTE 18 — COMMITMENT AND CONTINGENCIES

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. The following tables summarize our contractual obligations as of December 31, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligation:	Total	Less than 1 year	1-3 year	3-5 year	5+ year
Office leases commitment	2,246,040	1,287,995	904,174	53,871	-
Short-term debt obligations Commitment	837,442	460,477	376,965	-	-
Services Contract Commitment	260,975	260,975	-	-	-
Total	3,344,457	2,009,447	1,281,139	53,871	-

Legal Proceedings

The Company is subject to litigation arising from time to time in the ordinary course of its business. There is no open legal proceeding as of December 31, 2022 and as of today. We could be involved in ordinary course litigation.

NOTE 19 — OPERATING LEASES

The following table provides a summary of leases by balance sheet location:

Assets/liabilities	December 31,	December 31,
(USD in thousands)	2022	2021
Assets
Right-of-use assets	$2,260	$1,921

Liabilities
Lease liabilities- current portion	$1,215	$1,298
Lease liabilities- long term	905	691
Total Lease liabilities	$2,120	$1,989

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

The operating lease expenses were as follows:

(USD in thousands)	Year ended December 31,
	2022	2021
Operating lease cost	$1,222	$1,440

Maturities of operating lease liabilities were as follows:

(USD in thousands)	Year ended December 31,
2023*	1,288
2024	656
2025	221
2026	27
2027	21
Thereafter	33
Total lease payment	2,246
Less: imputed interest	(126)
Total lease liabilities	2,120

* Not include operating leases with a term less than one year.

Lease term and discount rate	December 31, 2022

Weighted-average remaining lease term (years) – operating leases	2.23
Weighted average discount rate – operating leases	5.70%

The Company leases mobile phones that classified as operating leases. The following table summarizes the components of operating lease revenue recognized during the years ended December 31, 2022

Year Ended December 31,
Lease revenue	2022
Fixed contractual payments	38,847

Future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2022, assuming no new or renegotiated leases or option extensions on lease agreements are executed, are as follows (dollars in thousands):

Years Ending December 31,	Future lease payments due
2023	537,753
2024	-
2025	-
2026	-
2027	-
Thereafter	-

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 19 — PROVISION FOR INCOME TAXES

A.	Basis of Taxation

United States:

The statutory federal income tax rate in U.S. was 21% in 2021 and in the year ended December 31, 2022 and 2021. As of December 31, 2022 the operating loss carry forward were $60,230, among which there was $5,115 expiring from 2025 through 2037, and the remaining $55,115 has no expiration date.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the State of Israel which had a general tax rate of 23% in the years ended December 31, 2022 and 2021. As of December 31, 2022 the operating loss carry forward were $8,290, which does not have an expiration date.

Mainland China:

The Company’s Chinese subsidiaries in the PRC are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%. As of December 31, 2022 the operating loss carry forward was $13,714, which will expire from 2026 through 2027.

Hong Kong:

Our subsidiaries incorporated in Hong Kong, such as Magpie Securities Limited and BI Intermediate Limited, are subject to Hong Kong profit tax on their profits arising from their business operations carried out in Hong Kong. Hong Kong profits tax for a corporation from the year of assessment 2018/2019 onwards is generally 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000. Under the Hong Kong Inland Revenue Ordinance, profits that we derive from sources outside of Hong Kong are generally not subject to Hong Kong profits tax.

As of December 31, 2022, the tax loss carry forward was $17,243 for Magpie Securities Limited, and the operating loss carry forward was $5,342 for BI Intermediate Limited. Tax losses can be carried forward indefinitely until utilized.

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Singapore:

Our subsidiaries incorporated in Singapore are subject to an income tax rate of 17% for taxable income earned in Singapore. Singapore does not impose a withholding tax on dividends for resident companies. In 2022, we did not incur any income tax as there was no estimated assessable profit that was subject to Singapore income tax.

As of December 31, 2022, the operating loss carry forward was USD$758 subject to qualifying conditions, trade losses can be carried forward indefinitely while unutilized donations can be carried forward for up to 5 Years of Assessment.

Nigeria:

The Company’s Nigeria subsidiary Tingo Mobile Limited is governed by the tax laws of the Federal Republic of Nigeria which had a corporate tax rate of 30% in the year ended December 31, 2022 and 2021. As of December 31, 2022, the operating loss carry forward were nil, which does not have an expiration date.

TINGO GROUP and its subsidiaries and VIEs within the jurisdiction of the United States, Israel and China are subject to a tax examination for the most recent three, four and five years, respectively.

B.	Loss before income taxes

	Year ended December 31,
(USD in thousands)	2022	2021

Domestic	$(25,346)	$(20,157)
Foreign	14,955	(19,145)
Total	$(10,391)	(39,302)

C.	Provision for Expense (Benefit) Taxes

	Year ended December 31,
(USD in thousands)	2022	2021
Current
Domestic	$330		$81
Foreign	6,266		484
Total	$6,596		565
Deferred
Domestic	$(762)	$
Foreign	31,640		(2,356)
Total	$37,474		$(1,791)

D.	Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets were included in long-term deposit and prepaid expenses, and the Company’s deferred taxes were in respect of the following:

	December 31,	December 31,
(USD in thousands)	2022	2021
Deferred tax assets
Provisions for employee rights and other temporary differences	$234	$260
Provisions for bad debt	753	696
Net operating loss carry forward	21,839	12,034
Valuation allowance	(19,165)	(11,226)
Deferred tax assets, net of valuation allowance	3,661	1,764
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	(89,597)	(3,952)
Deferred tax assets (liabilities), net	$(85,936)	$(2,188)

TINGO GROUP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

D.	The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate as follows:

	2022	2021
U.S. federal statutory rate	21%	21%
Change in valuation allowance	(53)%	(16)%
Non-deductible share-based compensation	(9)%	-
Other expenses non-deductible for tax purposes	(175)%	-
Difference in foreign tax rates	(24)%	-
Effective tax rate	(240)%	5%

NOTE 20 — GOODWILL

	Year ended December 31, 2021
(USD in thousands)	Verticals and technology	Comprehensive platform service	Corporate and others (3)	Online stock trading	Consolidated

Balance as of January 1, 2021	$19,788	-	$2,617	$-	$22,405
Impairment loss	-	-	-	-	-
Acquisitions in 2021	-	-	-	-	-
Loss of control			(2,617)		(2,617)
Forex	-	-	-	-	-
Balance as of December 31, 2021	19,788	-	-		$19,788

	Year ended December 31, 2022
(USD in thousands)	Verticals and technology	Comprehensive platform service	Corporate and others (3)		Online stock trading	Consolidated

Balance as of January 1, 2022	$19,788	-	$		$-	$19,788
Impairment loss	-	-		-	-	-
Acquisitions in 2022	-	81,459		-	-	81,459
Loss of control				-		-
Forex	-	-		-	-	-
Balance as of December 31, 2022	19,788	81,459		-		$101,247

NOTE 21 — CONDENSED FINANCIAL INFORMATION OF TINGO GROUP, INC (Parent Company)

On December 1, 2022, we acquired Tingo Mobile (see Note 13). Tingo Mobile may generally repatriate capital and associated returns thereon by applying to the Nigerian Central Bank for approval. All transfer of funds to the registrant in the form of cash dividends, loans or advances or in other form is subject to an application and approval process for currency payments out of Nigeria. The cash and cash equivalents under restriction in Tingo Mobile as of December 31, 2022 is $461.7 million. The amount of such restricted net assets exceeds 25% of consolidated net assets as of December 31, 2022.

Basis of presentation

The Tingo Group, Inc. (the “Parent Company”) condensed financial information should be read in conjunction with our consolidated financial statements. The condensed financial statements include the activity of the Parent Company and reflect its subsidiaries using the equity method of accounting. Under the equity method, the investment in consolidated subsidiaries and VIE’s is stated at cost plus equity in undistributed earnings or loss of the consolidated subsidiaries and VIE’s.

TINGO GROUP, Inc.

CONDENSED BALANCE SHEETS

(Parent Company Only)

(In Thousands, except Share and Par Value Data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14,924	$29,674
Related party receivables	114,657	107,952
Other current assets	98	2,308
Total current assets	129,679	139,934

Other non-current assets	239	600
Equity method investments	1,200,886	5,062
Total long-term assets	1,201,125	5,662
Total assets	$1,330,804	$145,596

TINGO GROUP, Inc.

CONDENSED BALANCE SHEETS

(Parent Company Only)

(In Thousands, except Share and Par Value Data)

	December 31, 2022	December 31, 2021
LIABILITIES TEMPORARY EQUITY AND EQUITY
Other current liabilities	$7,125	$1,496
Total current liabilities	7,125	1,496
Redeemable preferred stock Series B: $0.001 par value, 33,687.21 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	553,035	-
Stockholders’ Equity:
Redeemable preferred stock Series A: $0.001 par value, 2,604.28 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	3	-
Common stock; $0.001 par value, 250,000,000 shares authorized, 157,599,882 and 122,435,576 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	158	122
Additional paid in capital	889,579	220,786
Accumulated other comprehensive loss	4,367	(414)
Accumulated deficit	(123,463)	(76,394)
Total equity	770,644	144,100
Total liabilities temporary equity and equity	$1,330,804	$145,596

TINGO GROUP, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Parent Company Only)

(In Thousands, Except Share and Loss Per Share Data)

	Year ended December 31,
	2022	2021
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses:
General and administrative	25,714	19,136
Amortization of intangible assets	-	-
Total operating expenses	25,714	19,136
Loss from operations	(25,714)	(19,136)
(Loss) gain of controlling equity investment held in Micronet	-	-
Finance income (expense), net	3,175	1,786
Loss before income tax expense	(22,539)	(17,350)
Income tax expense	330	81
Loss after income tax expense	(22,869)	(17,431)
Gain (loss) from equity investment	(24,200)	(18,997)
Net loss	$(47,069)	$(36,428)
Basic and diluted loss per share	$(0.36)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	129,345,764	112,562,199

TINGO GROUP, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

(In Thousands, except Share and Par Value Data)

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,869)	$(17,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued to service providers and employees	6,417	9,876
Stock-based compensation for employees and consultants	208	711
Changes in operating assets and liabilities:
Change in other non-current assets	361	(600)
Change in accrued interest due to related party	(3,312)	(115)
Increase (decrease) in other current assets	2,210	(1,524)
Increase (decrease) in other current liabilities	5,628	(1,992)
Net cash used in operating activities	$(11,357)	$(11,075)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related party	(203)	(88,000)
Receipt of loan from related party	30,000	-
Loan to Tingo Inc pursuant to the merger agreement	(23,700)	-
Receipt of loan from related party (Micronet)	534	-
Loan to Tingo Mobile	(10,024)	-
Net cash used in investing activities	$(3,393)	$(88,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	-	105,366
Proceeds from exercise of warrants	-	2,474
Proceeds from exercise of options	-	80
Net cash provided by financing activities	$-	$107,920

TRANSLATION ADJUSTMENT OF CASH	-	-

NET CHANGE IN CASH	(14,750)	8,845

Cash at the beginning of the year	29,674	20,829

Cash at end of the year	$14,924	$29,674

TINGO GROUP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Par Value Data)

NOTE 22 — SUBSEQUENT EVENTS

On February 2, 2023 (“Effective Date”), the Company., entered into settlement and repurchase agreements (the “Repurchase Agreements”) with certain holders of the outstanding warrants over its common stock (“Warrant Holders”). The warrants being repurchased were originally issued by TINGO GROUP between November 2020 and March 2021 pursuant to three offerings of common stock and warrants. The exercise prices of the warrants were $3.12 in the first offering and $2.80 in the subsequent two offerings, with various expiration dates falling between August 16, 2024 and August 16, 2026. The repurchase will result in the surrender and cancellation of the warrants held by each Warrant Holder.

Repurchase Payment

Pursuant to the Repurchase Agreements, the Company agreed to repurchase warrants representing an aggregate amount of 28,117,835 shares of its common stock, for which it is paying $0.15 per share on March 3, 2023 and $0.10 per share on May 1, 2023 at an aggregate cost to the Company of $7,029. Additionally, the Company has also entered into Repurchase Agreements with certain other Warrant Holders with respect to an additional 1,064,000 shares, who have agreed to grant TINGO GROUP an option from July 1, 2023 to July 31, 2023 to repurchase their warrants for $0.25 per share upon the exercise of such option. TINGO GROUP’s payment for the repurchase of warrants serves as consideration and full and final settlement of all claims which were or might have been asserted by Warrant Holders arising from the Warrants.

If TINGO GROUP fails to make timely payment under the terms of the Repurchase Agreements, the Warrants shall remain outstanding and be exercisable in full in accordance with their terms, and the Warrant Holders shall retain all rights available under applicable law or equity with respect to the Warrants.

Representations and Warranties

The Repurchase Agreements contain a number of representations and warranties by each of the Company and the Warrant Holders as of the Effective Date. Most material of which the Warrant Holders represent and warrant that they are the sole owner of, and have good, valid and marketable title to the Warrants free of any restrictions, among other representations and warrants. the Company represents and warrants that it has received all necessary consents, approvals, and authorizations to approve its obligations under the Repurchase Agreements, among other representations and warrants. The representations and warranties made by the Company and the Seller are customary for transactions similar to this transaction.

Most Favored Nation

The Company represented and warranted as of the Effective Date that from and after the Effective Date through the respective expiration dates of the Warrants, that none of the terms offered to any other holder of the Company’s warrants (outstanding as of the Effective Date), with respect to any amendment, settlement, repurchase or redemption (whether pursuant to the terms of such warrants or otherwise) of any such warrants (outstanding as of the Effective Date) since the Announcement Time (“Other Warrant Settlement Document”), is or will be more favorable to such holder than those of the Warrant Holders and that the Repurchase Agreements are, without any further action by the Warrant Holders or the Company , deemed amended and modified in an economically and legally equivalent manner such that the Warrant Holders shall receive the benefit of the more favorable terms contained in such Other Warrant Settlement Document.

TINGO GROUP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Par Value Data)

On February 7, 2023, Yehezkel (Chezy) Ofir tendered his resignation to the board of directors (the “Board”) of the Company, effective immediately. The reason for Mr. Ofir’s resignation is to comply with the terms of the Amended Agreement and Plan of Merger with Tingo, Inc. and Tingo Mobile Limited (“Tingo”), where it was agreed the Board would be comprised of four of the existing directors of the Company and two new directors nominated by Tingo, Inc. and not in connection with any disagreements with the Company on any matter.

On February 9, 2023 (“Effective Date”), TINGO GROUP, Inc. and TINGO GROUP Fintech Ltd., an indirect wholly owned subsidiary of the Company organized under the laws of the British Virgin Islands (“TINGO GROUP Fintech”) purchased from Dozy Mmobuosi 100% of the ordinary shares of Tingo Foods PLC (“Tingo Foods”) (the “Acquisition”). Mr. Mmobuosi is the majority shareholder, Chairman and Chief Executive Officer of Tingo, Inc., a Nevada corporation. Tingo, Inc.

Given the recent timing of the transaction, the initial accounting for the transaction is incomplete at the time these financial statements were authorized for issuance. Accordingly, not all relevant disclosures are available for this transaction. Tingo Foods started its operational business in September 2022 and generated revenue of more than $400 million dollars (unaudited) during the approximate four-month period ended on December 31, 2022.

As consideration for the Acquisition, TINGO GROUP agreed to pay Mr. Mmobuosi, a purchase price equal to the cost value of Tingo Foods’ stock, which will be satisfied by the issuance of a secured promissory note (“Promissory Note”) in the amount of US$204,000,000. The Promissory Note is for a terms of two years with an interest rate of 5%. MICT Fintech agreed to certain covenants with respect to its ability to incur additional debt or create additional liens. The Acquisition will not result in any new issuance of the Company common stock, nor of any instruments convertible into shares of the Company.

The parties additionally agreed that Mr. Mmobuosi, as the owner of the real property on which the business of Tingo Foods is located and operates, to finance and complete construction of the building, and for TINGO GROUP and Tingo Foods to fit out the building and premises, including the installation of mechanized equipment, for the specialized operations of a large food processing facility. Lastly, Mr. Mmobuosi will also provide TINGO GROUP and Tingo Foods with a long-term lease with respect to the real property.

On February 14, 2023, TINGO GROUP through its wholly-owned subsidiary Tingo Mobile, and Visa, the global leader in digital payments, launched their pan-African strategic partnership, which aims to improve access to digital payments and financial services, and drive financial inclusion across Africa. The launch of the Tingo Visa card, together with the new TingoPay Super App and the TingoPay business portal, opens significant global opportunities to Tingo’s subscribers, allowing secure cashless payments at more than 61 million merchants in over 200 countries through Visa’s global network, as well as the ability for business subscribers to more readily and securely accept payments from customers and other third parties.

On February 23, 2023, the Company filed an amendment to its certificate of incorporation, as amended, with the Secretary of State of Delaware to change its corporate name from “MICT, Inc.” to “Tingo Group, Inc.” . The Name Change was effective as of February 27, 2023. Also effective February 27, 2023 the Company changed its trading symbol on the Nasdaq Capital Market from “MICT” to “TIO” (the “Symbol Change”).