Form 10-Q
period 2023-03-31
Tingo Group, Inc.
filed 2023-05-15
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2023

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

(201) 225-0190
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TIO	Nasdaq Capital Market

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

As of May 12, 2023, there were 163,727,382 issued and outstanding shares of the registrant’s Common Stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$780,153	$500,316
Trade accounts receivable, net	356,771	11,541
Related party receivables	14,535	13,491
Other current assets	4,686	5,828
Total current assets	1,156,145	531,176

Property and equipment, net	651,754	855,125
Intangible assets, net	322,007	185,407
Goodwill	231,637	101,247
Right of use assets under operating lease	2,001	2,260
Long-term deposit and other non-current assets	483	514
Deferred tax assets	4,015	3,661
Restricted cash escrow	2,242	2,233
Micronet Ltd. equity method investment	527	735
Total long-term assets	1,214,666	1,151,182

Total assets	$2,370,811	$1,682,358

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	March 31, 2023	December 31, 2022
LIABILITIES TEMPORARY EQUITY AND EQUITY

Short-term loan	$312	$460
Trade accounts payable	204,304	11,092
Deposit held on behalf of clients	2,330	2,528
Related party payables	47,083	57,506
Current operating lease liability	1,165	1,215
Other current liabilities	306,238	192,594
Total current liabilities	561,432	265,395

Long-term loan	379	377
Long-term operating lease liability	691	905
Promissory note	205,369	-
Deferred tax liabilities	129,565	89,597
Accrued severance pay	48	50
Total long-term liabilities	336,052	90,929

Commitment and Contingencies (Note 10)	-	-

Temporary equity
Preferred stock Series B subject to redemption: $0.001 par value, 33,687.21 shares authorized and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	553,035	553,035

Stockholders’ Equity:
Preferred stock Series A: $0.001 par value, 2,604.28 shares authorized and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Common stock: $0.001 par value, 425,000,000 shares authorized, 163,727,382 and 157,599,882 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	164	158
Additional paid in capital	896,398	889,579
Accumulated other comprehensive income (loss)	(31,432)	4,367
Accumulated earnings (deficit)	53,277	(123,463)
TINGO GROUP, Inc. stockholders’ equity	918,410	770,644

Non-controlling interests	1,882	2,355

Total stockholders’ equity	920,292	772,999

Total liabilities, temporary equity and stockholders’ equity	$2,370,811	$1,682,358

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD In Thousands, Except Share and Earnings Per Share Data)

	Three months ended March 31,
	2023	2022
Revenues	$851,245	$9,563
Cost of revenues	464,391	8,298
Gross profit	386,854	1,265
Operating expenses:
Research and development	363	595
Selling and marketing	85,068	2,517
General and administrative	29,627	7,326
Amortization of intangible assets	11,119	797
Total operating expenses	126,177	11,235

Profit (loss) from operations	260,677	(9,970)
Other income	425	155
Financial income , net	1,444	78
Profit (loss) before provision for income taxes	262,546	(9,737)
Income tax expenses (benefit)	85,914	(1,076)

Net profit (loss) after provision for income taxes	176,632	(8,661)
Loss from equity investment	(208)	(184)
Net profit (loss)	176,424	(8,845)
Net loss attributable to non-controlling stockholders	(316)	(159)
Net profit (loss) attributable to TINGO GROUP, Inc.	$176,740	$(8,686)
Profit (loss) per share attributable to TINGO GROUP, Inc.:
Basic profit (loss) per share	$1.10	$(0.07)
Diluted profit (loss) per share	0.33	$(0.07)

Weighted average common shares outstanding:
Basic	161,302,051	122,435,576
Diluted	524,214,392	122,435,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD In Thousands)

	Three months ended March 31,
	2023	2022
Net profit (loss)	$176,424	$(8,845)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(35,799)	(29)
Total comprehensive profit (loss)	140,625	(8,874)
Comprehensive loss attributable to non-controlling stockholders	(473)	(212)
Comprehensive profit (loss) attributable to TINGO GROUP, Inc.	$141,098	$(8,662)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

(USD In Thousands, Except Numbers of Shares)

	Preferred stock Series B subject to redemption		Preferred stock Series A		Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(loss)	Income (loss)	Interest	Equity
Balance, December 31, 2022	553,035	33,687	3	2,604	158	157,599,882	889,579	(123,463)	4,367	2,355	772,999
Shares issued to service providers and employees	-	-	-	-	6	6,127,500	6,789	-	-	-	6,795
Stock based compensation	-	-	-	-		-	30	-	-	-	30
Net profit (loss)	-	-	-	-	-	-	-	176,740	-	(316)	176,424
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(35,799)	(157)	(35,956)
Balance, March 31, 2023	553,035	33,687	3	2,604	164	163,727,382	896,398	53,277	(31,432)	1,882	920,292

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2021	122	122,435,576	220,786	(76,394)	(414)	3,622	147,722
Stock based compensation		-	125	-	-	-	125
Net loss	-	-	-	(8,686)	-	(159)	(8,845)
Other Comprehensive loss	-	-	-	-	(29)	(54)	(83)
Balance, March 31, 2022	122	122,435,576	220,911	(85,080)	(443)	3,409	138,919

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$176,424	$(8,845)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investment	208	184
Depreciation and amortization	111,055	871
Provision for doubtful accounts	570	118
Shares issued to service providers and employees	6,795	-
Stock-based compensation for employees and consultants	30	125
Changes in assets and liabilities:
Change in deferred taxes, net	(3,656)	(1,073)
Change in long-term deposit and prepaid expenses	30	(203)
Change in right of use assets	259	324
Change in lease liabilities	(265)	(309)
Due to related party	(1,894)	737
Change in accrued interest	1,369	-
Increase (decrease) in trade accounts receivable, net	(150,131)	(3,346)
Increase in other current assets	1,367	(640)
(Decrease) increase in trade accounts payable	(2,458)	(3,606)
Decrease in deposit held on behalf of client	(198)	(198)
Increase in other current liabilities	103,288	401
Net cash provided by (used in) operating activities	$242,793	$(8,362)

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(49)
Acquisition of Tingo Foods (Appendix A)	56,849	-

Net cash provided by (used in) investing activities	$56,846	$(49)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(149)	(520)
Repayment of loan from related party (Micronet)	-	534
Repayment on loan to related party	(8,125)	-
Net cash provided by (used in) financing activities	$(8,274)	$14

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(11,519)	(74)

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	279,846	(8,471)

Cash and cash equivalents and restricted cash at beginning of the period	502,549	97,347

Cash and cash equivalents and restricted cash at end of the period	$782,395	$88,876

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$666	$6
Taxes	$426	$3

The following table provides a reconciliation of cash and cash equivalent and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

Cash and cash equivalents at end of the period	$780,153	$94,930
Restricted cash at end of the period	2,242	2,417
Cash and cash equivalents and restricted cash at end of the period	$782,395	$97,347

Supplemental non-cash investing and financing activities

Appendix A: Acquisition of Tingo Foods

February 9, 2023
Net working capital	$14,772
Property and equipment	(12,235)
Intangible assets	(147,774)
Goodwill	(46,246)
Deferred tax liabilities	44,332
Promissory note	204,000
Net cash provided by acquisition	$56,849

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

TINGO GROUP, Inc. (the “Company”, “We”, “us”, “our”) was formed as a Delaware corporation on January 31, 2002 under the name Lapis Technologies, Inc. On March 14, 2013, we changed our corporate name to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary, Enertec Systems Ltd., we changed our name to MICT, Inc. On February 27, 2023, following the merger transaction with Tingo., we changed our name to TINGO GROUP, Inc. Our shares have been listed for trading on The Nasdaq Capital Market since April 29, 2013 under the symbol “TIO”.

The Company is a holding company conducting financial technology business and agri-fintech business through its subsidiaries and entities, both wholly-owned and controlled through various VIE arrangements (“VIE entities”, together with the Company, the “Group”), which are located mainly in Africa, Southeast Asia and the Middle East. The Group’s business has changed materially since December 1, 2022, following the completion of two material acquisitions of Tingo Mobile and Tingo Foods, the details of which are described under Acquisition of Tingo Mobile, Acquisition of Tingo Foods.

We currently operate in 4 segments: (i) Verticals and Technology, comprised of our operations in China where we have 3 VIE entities through which we primarily operate our insurance brokerage business; (ii) Online Stock Trading, primarily comprised of the operation of Magpie Securities Limited (“Magpie”) through which we operate the online stock trading business, primarily out of Hong Kong and Singapore; (iii) Comprehensive Platform Service which includes the operations of Tingo Mobile described above; and (iv) Tingo Food Processing, where crops and raw foods are processed into finished products, through Tingo Foods, (purchased by the Company in February 2023) which commenced food processing operations in August 2022.

Since July 1, 2020, as a result of the Company’s acquisition of GFHI (the “GFHI Acquisition”) the Group has been operating in the financial technology sector. GFHI is a financial technology company with a marketplace in China, as well as the wider southeast Asia area and other parts of the world and is currently in the process of building various platforms for business opportunities in different verticals and technology segments to capitalize on such technology and business, including the Company’s recent acquisitions of Tingo Mobile and Tingo Foods. The Company plans to increase its capabilities and its technological platforms through acquisition and licensing technologies to support its growth efforts, particularly in the agri-fintech, payment services, digital marketplace and financial services sectors.

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

Magpie launched Magpie Invest, a global stock trading app, on September 15, 2021. It is a proprietary technology investment trading platform that is currently operational in Hong Kong. Magpie has memberships/registrations with the Hong Kong Stock Exchange (“HKSE”), the London Stock Exchange (“LSE”) and the requisite Hong Kong and China Direct clearing companies. The Company’s financial services business and first financial services product, the Magpie Invest app, is able to trade securities on National Association of Securities Dealers Automated Quotations (“ NASDAQ”), New York Stock Exchange (“NYSE”), TMX, HKSE, China Stock Connect, LSE, the Frankfurt Stock Exchange and the Paris Stock Exchange.

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

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

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

Acquisition of Tingo Foods

On February 9, 2023 (“Effective Date”), the Company. and MICT Fintech Ltd., an indirect wholly owned subsidiary of the Company organized under the laws of the British Virgin Islands (“TINGO GROUP Fintech”) purchased from Dozy Mmobuosi 100% of the ordinary shares of Tingo Foods PLC (“Tingo Foods”) (the “Acquisition”). Mr. Mmobuosi is the majority shareholder, Chairman and Chief Executive Officer of TMNA.

Tingo Foods started its operational business in August 2022.

As consideration for the Acquisition, the Company agreed to pay Mr. Mmobuosi, a purchase price equal to the cost value of Tingo Foods’ stock, which will be satisfied by the issuance of a secured promissory note (“Promissory Note”) in the amount of US$204,000 and certain undertakings and obligations of the Company. The Promissory Note is for a term of two years with an interest rate of 5%. MICT Fintech agreed to certain covenants with respect to its ability to incur additional debt or create additional liens. The Acquisition will not result in any new issuance of the Company common stock, nor of any instruments convertible into shares of the Company.

The parties additionally agreed that Mr. Mmobuosi, as the owner of the real property on which the business of Tingo Foods is located and operates, to finance and complete construction of the building, and for the Company and Tingo Foods to fit out the building and premises, including the installation of mechanized equipment, for the specialized operations of a large food processing facility. Lastly, Mr. Mmobuosi will also provide the Company and Tingo Foods with a long-term lease with respect to the real property.

On February 14, 2023, the Company through its wholly owned subsidiary Tingo Mobile, and Visa, the global leader in digital payments, launched their pan-African strategic partnership, which aims to improve access to digital payments and financial services, and drive financial inclusion across Africa. The launch of the Tingo Visa card, together with the new TingoPay Super App and the TingoPay business portal, opens significant global opportunities to Tingo’s subscribers, allowing secure cashless payments at more than 61 million merchants in over 200 countries through Visa’s global network, as well as the ability for business subscribers to more readily and securely accept payments from customers and other third parties.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

The following diagram illustrates the Company’s current corporate structure, including its subsidiaries, and variable interest entities (“VIEs”), as of March 31, 2023:

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Variable Interest Entities (VIEs)

We currently conduct our insurance broker business in China using 3 VIEs. The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company.

The assets and liabilities of the Company’s VIEs prior to intercompany adjustments included in the Company’s unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalent	$1,276	$3,690
Trade accounts receivable, net	4,678	6,823
Related party receivables	2,533	2,001
Other current assets	1,400	2,278
Total current assets	9,887	14,792

Property and equipment, net	163	176
Intangible assets, net	5,712	5,712
Long-term deposit and other non-current assets	19	48
Right of use assets under operating lease	669	711
Restricted cash escrow	1,485	1,479
Deferred tax assets	840	793
Total long-term assets	8,888	8,919

Total assets	$18,775	$23,711

Current liabilities:
Short-term loan	$138	$286
Trade accounts payable	1,915	4,817
Related party payables	4,099	4,002
Current operating lease liability	269	230
Other current liabilities	2,754	4,515
Total current liabilities	9,175	13,850

Long-term liabilities:
Long-term loan	379	377
Long-term operating lease liability	327	257
Deferred tax liability	223	224
Total long-term liabilities	929	858

Total liabilities	$10,104	$14,708

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Net revenues, loss from operations and net loss of the VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three-month ended March 31, 2023 and 2022 are as follows:

	For the three months Ended	For the three months Ended
	March 31,	March 31,
	2023	2022
Net revenues	$18,636	$8,864
Loss from operations	$(807)	$(2,184)
Net loss	$(345)	$(1,572)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The exchange rate used for conversion balance sheet data from Nigerian Naira and RMB to USD is presented below:

Currency	March 31, 2023	December 31, 2022
Naira	460.35	448.55
RMB	6.8676	6.8972

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 3 — TINGO MOBILE LIMITED TRANSACTION

Tingo Mobile, Purchase Price Allocation

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

In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Total Merger consideration (1)	$1,215,241
Total purchase consideration	$1,215,241
Less:
Net working capital	$170,327
Property and equipment	760,661
Intangible – farmer cooperative	24,893
Intangible – trade names and trade marks	54,576
Intangible – software	90,030
Deferred tax liability (2)	(50,849)
$1,049,638
Goodwill (3)	$165,603

(1)	The $1,215,241 value of the Merger Consideration transferred was determined in accordance with ASC 820 and ASC 805. ASC 820 requires that fair value to maximize objective evidence and be determined using assumptions that a market participant would use, and when level 1 inputs exist, it should be used unless determined to be not representative. That would have meant using the unadjusted TINGO GROUP quoted price at the time of completion of the Transaction. The Company is of the opinion however, that the market value per share price as quoted on Nasdaq is not representative of the fair value and should not be used to determine the merger consideration. Using market value per share of TINGO GROUP would have led to a significant bargain purchase gain and an internal rate of return that was not reasonable as well as other valuation anomalies that it created. Hence, and in accordance with ASC 805-30-30-5, the Company reassessed the determination of the consideration transferred and determined that using Tingo, Inc. quoted price traded at the OTC Tingo Closing is more appropriate in determining the consideration fair value.

(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 30%.

(3)	The goodwill is not deductible for tax purposes.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Note 4 — Tingo Foods PLC Purchase Price Allocation

The table set forth below summarizes the estimates of the fair value of assets acquired and liabilities assumed and resulting goodwill. In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date. The amounts are provisional and will be adjusted during the measurement period, and additional assets or liabilities may be recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date.

Total Merger consideration (1)	$204,000
Total purchase consideration	$204,000
Less:
Net working capital	$42,077
Property and equipment	12,235
Intangible – Customer Relationships	125,677
Intangible – trade names and trade marks	22,097
Deferred tax liability (2)	(44,332)
$157,754
Goodwill (3)	$46,246

(1)	The $204,000 value of the Merger Consideration transferred as promissory note (“Promissory Note”). The Promissory Note is for a term of two years with an interest rate of 5% per annum. The interest rate on the Promissory Note is reasonably reflective of a market-participant rate. MICT Fintech agreed to certain covenants in connection with the Promissory Note, including with regard to its ability to incur additional debt or create additional liens. The Acquisition will not result in any new issuance of shares of the Company’s common stock, nor of any instruments convertible into shares of the Company’s common stock.

(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 30%.

(3)

The goodwill is not deductible for tax purposes.

During the measurement period, which is up to one year from the date of the Acquisition (the “Acquisition Date”), we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the Acquisition Date.

Tingo Foods’s net revenues and net profit are presented if the Acquisition Date had occurred at the beginning of the previous comparable period. Since Tingo Foods started its operational business in August 2022, revenues and net profit for three months ended March 31, 2022 is zero.

(USD in thousands)	Three months ended March 31, 2023
Revenues	$885,009

Net profit	$179,629

The revenues and net profit of Tingo Foods since the Acquisition Date included in the unaudited condensed consolidated statements of operations for the reporting period are $577,219 and $100,213, respectively.

Note 5 — Stockholders’ Equity

A. Common stock:

Common stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B. Series A preferred stock:

As part of the consideration paid by the Company to TMNA at the closing of the Merger on December 1, 2022, the Company issued 2,604.28 shares of Series A preferred stock which are convertible into 26,042,808 shares of Company common stock equal to approximately 20.1% of the total issued and outstanding common stock immediately prior to Closing. The Series A preferred stocks will be convertible to Company common stock upon stockholders’ approval. If stockholders have not approved the conversion of the Series A Preferred Stock into Company common stock by June 30, 2023 (the “Trigger Date”), then, the Company will issue to TMNA stocks to cause TMNA to own 27% of the total issued and outstanding membership interests of TGH.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

C. Temporary equity:

As part of the consideration paid by the Company to TMNA at the closing of the Merger on December 1, 2022, the Company issued 33,687.21 shares of Series B preferred stock which are convertible into 336,872,138 shares of Company common stock equal to approximately 35% of the total issued and outstanding Company common stock immediately prior to the closing date of the Merger. The shares of Series B preferred stock will be convertible into Company common stock upon approval by Nasdaq of the change of control of the Company and upon the approval of the Company’s stockholders. If such stockholder or Nasdaq approval is not obtained by June 30, 2023, TMNA shall have the right to (i) cause the redemption of Series B preferred stock to take place within 90 days; and (ii) cause the Company to redeem all of the Series B preferred stock in exchange for $666,666,667 or an amount of common stock of TGH equivalent in value to $666,666,667. As the redemption provisions to redeem the Series B preferred stock in cash is outside the control of the Company and contingent upon the approval of stockholders or Nasdaq approval of the change in control application of the Company, they are required to be presented outside of stockholders’ equity and therefore were presented as temporary equity on the face of the unaudited consolidated balance sheets.

D. Stock Option Plan:

2012 Plan. Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Company’s board of directors (the “Board”) on November 26, 2012, and approved by our stockholders on January 7, 2013 and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017 and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our common stock, are currently authorized to be issued pursuant to option awards granted thereunder, 3,994,782 shares of which have been issued or have been allocated to be issued as of December 31, 2022 and 1,005,218 shares remain available for future issuance as December 31, 2022. The 2012 Incentive Plan is intended as an incentive to retain directors, officers, employees, consultants and advisors to the Company, persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company, by granting to such persons options to purchase shares of the Company’s common stock (“2012 Options”), shares of the Company’s stock, with or without restrictions, or any other share-based award (“2012 Award(s)”). The Plan is intended as an incentive to retain in the employ of, and as directors, consultants and advisors to the Company and its subsidiaries (including any “employing company” under Section 102(a) of the Ordinance (as hereinafter defined) and any “subsidiary” within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the “Code”), collectively, the “Subsidiaries”), persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries, by granting to such persons either (i) options to purchase shares of the Company’s common stock, (the “Options”), (ii) shares of the Company’s common stock, with or without restrictions, or (iii) any other stock-based award, granted to a grantee or an optionee (as such terms are defined below hereunder) under the 2012 Incentive Plan and any stock issued pursuant to the exercise thereof.

2020 Plan. The 2020 Incentive Plan provides for the issuance of up to 25,000,000 shares of our common stock plus a number of additional shares issued upon the expiration or cancellation of awards under our 2014 Incentive Plan, which was terminated when the 2020 Incentive Plan was approved by our stockholders. Generally, shares of our common stock reserved for awards under the 2020 Incentive Plan that lapse or are canceled (other than by exercise) will be added back to the share reserve available for future awards. However, shares of our common stock tendered in payment for an award or shares of our common stock withheld for taxes are not available again for future awards. In addition, Shares repurchased by the Company with the proceeds of the option exercise price may not be reissued under the 2020 Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2023:

Options Outstanding		Options Exercisable
Number Outstanding on March 31, 2023	Weighted Average Remaining Contractual Life	Number Exercisable on March 31, 2023	Exercise Price
	Years		$
125,000	8	125,000	1.41
370,000	8	277,500	1.81
95,000	8	31,667	2.49
590,000		434,167

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

D. Stock Option Plan - (continued):

	Year ended March 31, 2023		Year ended December 31, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at the beginning of period:	590,000	$1.83	1,558,000	$1.74
Changes during the period:
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	(968,000)	$1.68

Options outstanding at the end of the period	590,000	$1.83	590,000	$1.83
Options exercisable at the end of the period	434,167	$1.74	434,167	$1.74

The Company has warrants outstanding as follows:

	Warrants Outstanding	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2022	62,863,879	$2.854	4.25
Granted	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
Balance, March 31, 2023	62,863,879	$2.854	4

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

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: as of March 31, 2023 and December 31, 2022-87.2%-100.4%; risk-free interest rate: as of March 31, 2023 and December 31, 2022-0.99%-1.64%; and expected life: as of March 31, 2023 and December 31, 2022 -6.5-10 years.

The Company uses the simplified method to compute the expected option term for options granted.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

On February 2, 2023, the Company entered into settlement and repurchase agreements (the “Repurchase Agreements”) with certain holders of the outstanding warrants over its common stock (“Warrant Holders”). The warrants being repurchased were originally issued by the Company between November 2020 and March 2021 pursuant to three offerings of common stock and warrants. The exercise prices of the warrants were $3.12 in the first offering and $2.80 in the subsequent two offerings, with various expiration dates falling between August 16, 2024 and August 16, 2026. The repurchase will result in the surrender and cancellation of the warrants held by each Warrant Holder.

Pursuant to the Repurchase Agreements, the Company paid $0.15 per share in April 2023 and $0.10 per share on May 1, 2023 at an aggregate amount of $6,548,115.99.

On February 5, 2023, The Company granted 1,309,500 shares of common stock of the Company to Cushman Holdings Limited, an unrelated third party, as a success fee relating to the completion of the acquisition of Tingo Mobile Limited.

On February 5, 2023, The Company granted 750,000 shares of common stock of the Company to an unrelated third party, relating to the purchase by GFH Intermediate Holdings Limited of certain software, technology and intellectual property from the beneficial owner of Data Insight Holdings Limited,

On February 5, 2023, The Company granted 100,000 shares of common stock of the Company to China Strategic Investments Limited as an ex-gratia payment for the provision of corporate finance services.

On February 5, 2023, The Company granted 720,000 shares of common stock of the Company to certain directors and employees. The shares were issued pursuant to the 2020 Incentive Plan and 2012 Incentive Plan.

On February 5, 2023, the Company’s Board unanimously approved a grant of 3,200,000 fully vested shares of common stock to Mr. Darren Mercer in recognition of the completion of the acquisition of Tingo Mobile which is expected to be transformational for the Company. The size of the award takes into account the improved terms for the Company that were negotiated in October 2022, and also the value Mr. Mercer is delivering to the growth of the Company.

On March 6, 2023, The Company granted 48,000 shares of common stock of the Company to Corprominence LLC as part of the payment for their services.

NOTE 6 — FAIR VALUE MEASUREMENTS

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands)

	Fair value measurements
	December 31, 2022
(USD in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$500,316	-	-	$500,316
Total	$500,316	-	-	$500,316

	Fair value measurements
	March 31, 2023
(USD in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$780,153	-	-	$780,153
Total	$780,153	-	-	$780,153

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 7 — SEGMENTS

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, operating segments and major customers in financial statements for detailing the Company’s operating segments.

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. As a result of our acquisition of GFHI on July 1, 2020 and Tingo Mobile on December 1, 2022, we currently serve the marketplace, through our operating subsidiaries, as a financial technology company (Fintech Industry) targeting the African, Middle Eastern and South East Asia marketplaces as well as other areas of the world.

During the period between June 23, 2020, and May 9, 2021, we have held a controlling interest in Micronet, and we have presented our mobile resource management (“MRM”) business operated by Micronet as a separate operating segment. As of May 9, 2021, the Company’s ownership interest was diluted and, as a result, we deconsolidated Micronet.

As of March 31, 2023, the Company has four segments. This change came with the acquisition of Tingo Foods on February 9, 2023. The Company changed its reporting structure to better reflect what the CODM is reviewing to make organizational decisions and resource allocations. Following the loss of control over Micronet, MRM is no longer a separate operating segment or reportable segment since the CODM does not review discrete financial information for the business. The Company recast the information as of March 31, 2023 to align with this presentation.

The activities of each of our reportable segments from which the Company earns revenues, records equity earnings or losses and incurs expenses are described below:

●	Verticals and technology segment develops insurance platform, for the Chinese market and have been generating revenues from insurance products in China.

●	Comprehensive platform service segment develops Nwassa agri-fintech marketplace platform, which enables customers in Nigeria to trade agricultural produce with customers, as well as to purchase farming inputs, to top up of airtime and data, to pay bills and utilities, to arrange insurance and to procure finance.

●	Online stock trading segment develops technology investment trading platform that is currently operational in Hong Kong and Singapore.

●	Food processing segment, which commenced its operations in August 2022 (and was acquired in February 2023).

The following table summarizes the financial performance of our operating segments:

	Three months ended March 31, 2022
(USD in thousands)	Verticals and technology		Online stock trading	Corporate and others (2)	Comprehensive platform service	Food processing	Consolidated
Revenues from external customers	$9,533		$30	-	$-	-	$9,563
Segment operating loss	(4,295	)(1)	(3,544)	(2,131)	-	-	(9,970)
Other income, net	175			(20)	-	-	155
Finance income (expenses), net	178		(480)	380	-	-	78
Consolidated loss before income tax benefit							$(9,737)

(1)	Includes $733 of intangible assets amortization, derived from GFHI acquisition.

(2)	Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

	Three months ended March 31, 2023
(USD in thousands)	Verticals and technology		Online stock trading	Corporate and others (3)	Comprehensive platform service		Food processing		Consolidated
Revenues from external customers	$20,552		$8	-	$253,466		577,219		$851,245
Segment operating loss	(3,224	)(1)	(1,701)	(9,917)	132,074	(2)	143,445	(4)	260,677
Other income, net	448		(8)		(15)				425
Finance income (expenses), net	65		(47)	(634)	2,343		(283)		1,444
Consolidated loss before income tax benefit									$262,546

(1)	Includes $733 of intangible assets amortization, derived from GFHI acquisitions.

(2)	Includes $7,248 of intangible assets amortization, derived from the Tingo Mobile acquisition.

(3)	Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

(4)	Includes $3,078 of intangible assets amortization, derived from the Tingo Foods acquisition.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of March 31, 2023
(USD in thousands)	Verticals and technology		Online stock trading		Comprehensive platform service		Food processing		Corporate and others	Consolidated
Assets related to segments	$32,478	(1)	$17,655	(3)	$1,624,159	(4)	413,004	(6)	283,515	$2,370,811
Liabilities and redeemable preferred stock series B related to segments	(12,962	)(2)	(3,651)		(905,968	)(5)	(312,689	)(7)	(215,249)	(1,450,519)
Total equity										$920,292

(1)	Includes $16,245 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(2)	Includes $2,784 of deferred tax liability, derived from GFHI All weather and Zhongtong acquisitions.

(3)	Includes $1,225 of intangible assets.

(4)	Includes $159,482 of intangible assets and $165,603 goodwill, derived from Tingo Mobile acquisition.

(5)	Includes $47,952 of deferred tax liability, derived from the Tingo Mobile acquisition and $553,035 redeemable preferred stock series B.

(6)	Includes $144,695 of intangible assets and $46,246 goodwill, derived from the Tingo Foods acquisition.

(7)	Includes $43,409 of deferred tax liability, derived from the Tingo Foods acquisition.

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of December 31, 2022
(USD in thousands)	Verticals and technology		Online stock trading		Comprehensive platform service		Corporate and others	Consolidated
Assets related to segments	$40,831	(1)	$21,077	(3)	$1,541,093	(4)	79,357	$1,682,358
Liabilities and redeemable preferred stock series B related to segments	(18,406	)(2)	(3,911)		(877,353	)(5)	(9,689)	(909,359)
Total equity								$772,999

(1)	Includes $17,009 of intangible assets and $19,788 goodwill, derived from GFHI’s acquisition.

(2)	Includes $3,125 of deferred tax liability, derived from GFHI All weather and Zhongtong acquisitions.

(3)	Includes $1,226 of intangible assets.

(4)	Includes $167,143 of intangible assets and $81,459 goodwill, derived from the Tingo Mobile acquisition.

(5)	Includes $50,143 of deferred tax liability, derived from the Tingo Mobile acquisition and $553,035 redeemable preferred stock series B.

NOTE 8 — TRADE ACCOUNTS RECEIVABLE, NET

For the three months ended March 31, 2023, and the fiscal year ended December 31, 2022, accounts receivable were comprised of the following:

	March 31,	December 31,
(USD in thousands)	2023	2022
Trade accounts receivable	$359,542	$14,553
Allowance for doubtful accounts	(2,771)	(3,012)
	$356,771	$11,541

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Movement of allowance for doubtful accounts the three months ended March 31, 2023 and the fiscal year ended December 31, 2022 are as follows:

(USD in thousands)	March 31, 2023	December 31, 2022
Beginning balance	$3,012	$2,606
Provision	(507)	618
Exchange rate fluctuation	266	(212)
	$2,771	$3,012

NOTE 9 — RELATED PARTIES

Current assets – related parties

	March 31,	December 31,
(USD in thousands)	2023	2022
Shareholders of All Weather	$5,901	$4,603
Beijing Fucheng Prospect Technology Co., Ltd	292	267
Loan to Tingo Inc.(1)	8,023	8,099
Shareholders of Guangxi Zhongtong	319	522
	$14,535	$13,491

(1)	Tingo’s loan- as discussed in Note 1.

Current liabilities – related parties

	March 31,	December 31,
(USD in thousands)	2023	2022
Shareholders of Bokefa Petroleum and Gas	$158	$308
Shareholders of All Weather	213	659
Shareholders of Tingo Mobile Limited	46,712	56,539
	$47,083	$57,506

NOTE 10 — COMMITMENT AND CONTINGENCIES

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. The following tables summarize our contractual obligations as of March 31, 2023, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

(USD in thousands)	Total	Less than 1 year	1-3 year	3-5 year	5+ year
Contractual Obligation:
Office leases commitment	1,959	951	953	55	-
Short-term debt obligations Commitment	691	312	379	-	-
Services Contract Commitment	309	266	43	-	-
Total	2,959	1,529	1,375	55	-

Legal Proceedings

The Company is subject to litigation arising from time to time in the ordinary course of its business.

On April 20, 2023, the Company received a motion for summary judgment in lieu of a complaint (the “Motion”) from certain investors in certain of the Company’s direct securities offerings, seeking $13,426 in aggregate damages. The Motion against the Company in the Supreme Court of the State of New York alleges that the Merger constituted a “Fundamental Transaction” as defined in the warrants issued in such securities offerings and, as a result, plaintiffs were entitled to certain exercise rights pursuant to such warrants. More specifically, the plaintiffs demand that as a result of the Merger, they are entitled to cash payments of $13,426 in respect of the warrants that they hold. The Group has not recognized a liability in respect of this motion because management does not believe that the Group has incurred a probable material loss by reason of any of this matter.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 11 — OPERATING LEASES

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

Lessee

The following table provides a summary of leases by balance sheet location:

Assets/liabilities	March 31,	December 31,
(USD in thousands)	2023	2022
Assets
Right-of-use assets	$2,001	$2,260

Liabilities
Lease liabilities- current portion	$1,165	$1,215
Lease liabilities- long term	691	905
Total Lease liabilities	$1,856	$2,120

The operating lease expenses were as follows:

	Three months ended
(USD in thousands)	March 31, 2023	March 31, 2022
Operating lease cost	$477	$412

Maturities of operating lease liabilities were as follows:

(USD in thousands)	Year ended December 31,
2023*	951
2024	694
2025	234
2026	24
2027	21
Thereafter	35
Total lease payment	1,959
Less: imputed interest	(103)
Total lease liabilities	1,856

*	Not include operating leases with a term less than one year.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Lease term and discount rate	March 31, 2023
Weighted-average remaining lease term (years) – operating leases	2.11
Weighted average discount rate – operating leases	5.70%

Lessor

The Company leases mobile phones that classified as operating leases. The following table summarizes the components of operating lease revenue recognized during the three months ended March 31, 2023:

Three months ended March 31,
Lease revenue	2023
Fixed contractual payments	113,660

Future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of March 31, 2023, assuming no new or renegotiated leases or option extensions on lease agreements are executed, are as follows (dollars in thousands):

Years Ending December 31,	Future lease payments due
2023	137,562
2024	-
2025	-
2026	-
2027	-
Thereafter	-

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 12 — PROVISION FOR INCOME TAXES

A. Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2020 and in the three months ended March 31, 2023, and 2022. As of March 31, 2023, the operating loss carry forward were $70,192, among which there was $5,115 expiring from 2025 through 2037, and the remaining $60,041 has no expiration date.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in the three months ended March 31, 2023, and 2022. As of March 31, 2023 the operating loss carry forward was $8,828, which does not have an expiration date.

Mainland China:

The Company’s Chinese subsidiaries in the PRC are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%. As of March 31, 2023, the operating loss carry forward was $14,722, which will expire from 2023 through 2027.

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

As of March 31, 2023, the tax loss carry forward was $17,946 for Magpie Securities Limited, and the operating loss carry forward was $6,010 for BI Intermediate Limited. Tax losses can be carried forward indefinitely until utilized.

Singapore:

Our subsidiaries incorporated in Singapore are subject to an income tax rate of 17% for taxable income earned in Singapore. Singapore does not impose a withholding tax on dividends for resident companies. In 2022, we did not incur any income tax as there was no estimated assessable profit that was subject to Singapore income tax.

As of March 31, 2023, the operating loss carry forward was $975.

Subject to qualifying conditions, trade losses can be carried forward indefinitely while unutilized donations can be carried forward for up to 5 years of assessment.

Australia:

Our subsidiaries incorporated in Australia are subject to an income tax rate of 25% for taxable income earned in Australia. Australia does not impose a withholding tax on dividends for resident companies. In 2022, we did not incur any income tax as there was no estimated assessable profit that was subject to Australia income tax.

As of March 31, 2023, the operating loss carry forward was $116.

Nigeria:

The Company’s Nigerian subsidiaries Tingo Mobile Limited and Tingo Foods is governed by the tax laws of the Federal Republic of Nigeria which had a corporate tax rate of 30% in the three months ended March 31, 2023, and 2022. As of March 31, 2023, the operating loss carry forward were nil, which does not have an expiration date.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

B. Profit (Loss) Before Income Taxes

	Three months ended March 31,
(USD in thousands)	2023	2022
Foreign	$272,508	$(8,698)
Domestic	(9,962)	(1,272)
Total	$262,546	(9,970)

C. Provision for (Benefit of) Income Taxes

	Three months ended March 31,
(USD in thousands)	2023	2022
Current
Domestic	$40	$-
Foreign	89,176	3
Total	$89,216	3
Deferred
Domestic	$-	$-
Foreign	(3,302)	(1,079)
Total	$85,914	$(1,076)

D. Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 2023, and December 31, 2022, deferred tax assets were included in long-term deposit and prepaid expenses, and the Company’s deferred taxes were in respect of the following:

	March 31,	December 31,
(USD in thousands)	2023	2022
Deferred tax assets
Provisions for employee rights and other temporary differences	$88	$234
Provisions for bad debt	711	753
Net operating loss carry forward	24,599	21,839
Valuation allowance	(21,383)	(19,165)
Deferred tax assets, net of valuation allowance	4,015	3,661
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	(129,565)	(89,597)
Deferred tax assets (liabilities), net	$(125,550)	$(85,936)

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 13 — GOODWILL

	Three months ended March 31, 2023
(USD in thousands)	Verticals and technology	Food processing	Comprehensive platform service	Corporate and others	Online stock trading	Consolidated
Balance as of January 1, 2023	$19,788	-	81,459	-		$101,247
Impairment loss	-	-	-	-	-	-
Acquisitions in 2023	-	46,246	-	-	-	46,246
Adjustments to purchase price allocations	-	-	84,144	-	-	84,144
Balance as of March 31, 2023	19,788	46,246	165,603	-	-	$231,637

	Year ended December 31, 2022
(USD in thousands)	Verticals and technology	Food processing	Comprehensive platform service	Corporate and others	Online stock trading	Consolidated
Balance as of January 1, 2022	$19,788	-	-	$-	$-	$19,788
Impairment loss	-	-	-	-	-	-
Acquisitions in 2022	-	-	81,459	-	-	81,459
Balance as of December 31, 2022	19,788	-	81,459	-	-	$101,247

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws and is subject to the safe-harbor created by such Act and laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, competitive pressures and constantly changing technology and market acceptance of our products and services and other risks and uncertainties discussed in this quarterly Form 10-Q report. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report and include, but are not limited to, statements regarding the following:

●	our financing needs and strategies, and our ability to continue to raise capital in the future;

●	our corporate development objectives;

●	our financial position and the value of and market for our common stock;

●	use of proceeds from any future financing, if any; and

●	the sufficiency of our capital resources.

Our business is subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report. Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described in our SEC filing and the risk factors included in Part II, Item IA below. Readers are also urged to carefully review and consider the various disclosures we have made below and in that report. The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report.

Overview

We are a holding company conducting financial technology business and Agri-fintech business through our subsidiaries and entities, both wholly owned and controlled through various VIE arrangements (“VIE entities”), which are located mainly in Africa, Southeast Asia and the Middle East.

We currently operate in four segments and following the recent launches of Tingo DMCC and TingoPay we will be operating in six segments (i) Fintech Verticals and Technology, comprised of our operations in China where we have 3 VIE entities through which we primarily operate our insurance brokerage business; (ii) Online Stock Trading, primarily comprised of the operation of Magpie Securities Limited (“Magpie”) through which we operate the online stock trading business, primarily out of Hong Kong and Singapore; (iii) Comprehensive Platform Service which includes the operations of Tingo Mobile described below; (iv) Food Processing, where crops and raw foods are processed into finished products, through Tingo Foods, (purchased by the Company in February 2023) which commenced food processing operations in August 2022; and (v) Export and Commodity Trading, where both agricultural commodities and processed foods are exported and traded on a global basis through Tingo DMCC, which operates from the Dubai Multi Commodity Centre (the “DMCC”), which is regarded as the world’s No.1 Free Trade Zone; and (vi) Consumer Super App, Digital Payment Services and Merchant Services, which in partnership with Visa operates the TingoPay super app, which offers retail customers a range of services, including but not limited to online payments in their domestic or foreign currencies, as well as the ability to manage their Visa cards, pay bills, arrange insurance, arrange loans and purchase mobile telephone top-ups. TingoPay also offers businesses a range of Visa powered merchant services.

Acquisition of Tingo Mobile

Our business has changed significantly in recent years and more specifically since December 1, 2022, following the completion of the acquisition of Tingo Mobile. We also made the significant acquisition of Tingo Foods on February 9, 2023.

Tingo Mobile is the leading Agri-Fintech company in Africa, with a comprehensive portfolio of innovative products, including a “device as a service” smartphone and pre-loaded platform product.

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

Although Tingo Mobile has a large retail subscriber base, its business model is essentially a business-to-business-to-consumer (“B2B2C”) model. Each of our current subscribers is a member of one of a small number of cooperatives with whom we have a contractual relationship, which facilitates the distribution of Tingo Mobile-branded smartphones into the various rural communities of user farmers/agri-workers.

Our revenues from Tingo Mobile are derived from agri-tech business activities, inter-alia, smart phone leasing, an agri-marketplace, airtime top ups, utility payment services, bill-pay and e-wallet, insurance products and access to finance and lending services.

On November 10, 2022, Tingo Mobile opened a new regional head office in Ghana and launched operations there enrolling an additional 2 million new customers in Ghana and on December 14, 2022, Tingo Mobile launched in Malawi as a strategic base from which to expand into East Africa and target neighboring countries such as Tanzania, Zambia, and Mozambique.

In addition to its agri-fintech business, on December 12, 2022, we launched our global commodities trading platform and export business (“Tingo DMCC”) from the Dubai Multi Commodity Centre (the “DMCC”), which is regarded as the world’s No.1 Free Trade Zone and a major global commodity trading center, to facilitate purchases and export of agricultural commodities from both its existing customer base and new customers. Through the strong relationships between Tingo Mobile and the cooperatives and other parties it deals with in Nigeria and Ghana, we have secured access to significant quantities of agricultural produce for export, including wheat, millet, cassava, ginger, cashew nuts, cocoa and cotton. Since its launch, Tingo DMCC has been working with the farming co-operatives contracted to Tingo Mobile to aggregate large volumes of agricultural produce for export. The first export transactions are expected to complete imminently.

As a complementary step, on February 9, 2023, we acquired the entire share capital of Tingo Foods, which commenced food processing operations in September 2022, generating more than $400 million of revenue (prior to our acquisition) in its first four months of trading. Through Tingo Foods, we expect to enhance our ability to integrate agricultural producers into the ’seed to sale’ value chain and digital ecosystem. Tingo Foods has also agreed to enter into a partnership with Evtec Energy Plc to build and operate our own food processing facility, which is expected to be completed by mid-2024.

As part of our strategy to leverage our fintech platforms, infrastructure and the Tingo Mobile brand, we recently launched the TingoPay Super App in partnership with Visa. TingoPay broadens our reach outside of the agricultural sector, targeting retail customers of any age (18+) and demographic. Customers of the TingoPay Super App can make online payments in their domestic or foreign currencies, as well as manage their Visa cards, pay bills, arrange insurance, arrange loans and purchase mobile telephone top-ups.

We are aiming to be the leading fintech and agri-fintech business in Africa, before expanding into southeast Asia and certain other parts of the world, delivering financial inclusion and financial upliftment to our customers, including to rural farming communities through the Company’s agri-fintech platform and products.

Acquisition of Tingo Foods

Overview. On February 9, 2023, the Company and MICT Fintech acquired from Dozy Mmobuosi, the Tingo Mobile Founder and Chief Executive Officer, all of the outstanding share capital of Tingo Foods, a Nigerian limited company that has operated in the food processing industry since its inception in September 2022. As part of its expansion strategy, Tingo Foods plans to fit out and operate a state-of-the-art food processing facility in the Delta State of Nigeria, which is expected to be the largest of its kind in Africa and scheduled for completion by mid-2024. We have agreed to fit out the Tingo Foods facility with the necessary processing equipment and also agreed that Tingo Foods will enter into a long-term ground lease on the facility, with lease payments to commence when the facility becomes operational.

Consideration Provided. As consideration for Tingo Foods, we issued Mr. Mmobuosi a senior secured promissory note in the principal amount of $204,000,000, bearing interest at 5.0% per annum and maturing in 24 months, and certain undertakings and obligations of the Company. For further information, reference is made to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023, as amended by Forms 8-K/A filed with the SEC on April 27, 2023 and May 10, 2023.

Reportable Segments

We report our financial performance based on the following segments: Verticals and Technology, Online Stock Trading, Comprehensive Platform Service and Food Processing. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 7 – Segments Information of the Condensed unaudited Notes to Financial Statements. Following the acquisition of Tingo Mobile the Company restructured its segments and retroactively applied it to all years presented.

Fintech Verticals and Technology – this segment comprising of our operations in China where we have 3 VIEs through which we primarily operate, our insurance brokerage business.

Online Stock Trading – this segment comprises mainly the operation of Magpie through which we operate the business of online stock trading, located mainly in Hong Kong and Singapore.

Comprehensive Platform Service – This segment includes the operations of Tingo Mobile described above.

Food Processing - This segment includes the operations of Tingo Foods which commenced food processing operations in August 2022 and was acquired in February 2023.

Results of Operations

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022.

We measure our performance on a consolidated basis as well as the performance of each segment.

These business activities conducted by the Company, in combination with the completion of the above acquisitions, contributed to the following P&L items:

Revenues

Net revenues for the three months ended March 31 2023, were $851,245,000, compared to $9,563,000 for the three months ended March 31, 2022. This represents an increase of $841,682,000 for the three months ended March 31, 2023, as compared to the same period last year, which is primarily attributable to the Tingo Mobile and Tingo Foods acquisitions, which were completed on December 1, 2022 and February 9, 2023 respectively.

Cost of revenues

Cost of revenues for the three months ended March 31, 2023, were $464,391,000, compared to $8,298,000 for the three months ended March 31, 2022. This represents an increase of $456,093,000, for the three months ended March 31, 2023, as compared to the same period last year, which again is primarily attributable to the Tingo Mobile (and Tingo Foods acquisitions).

Gross profit

Gross profit for the three months ended March 31, 2023, was $386,854,000, and represents 45% of the revenues. This is in comparison to gross profit of $1,265,000, representing 13% of the revenues, for the three months ended March 31, 2022, and reflects an increase of $385,589,000, for the three months ended March 31, 2023 as compared to the same period last year, and is again attributable to the addition of the Tingo Mobile and Tingo Foods acquisitions.

SEGMENT RESULTS OF OPERATIONS

	Three months ended March 31,		Percentage
	2023	2022	Change
Revenue
Fintech Verticals and Technology	$20,552,000	$9,533,000	115%
Online Stock Trading	8,000	30,000	(73)%
Comprehensive Platform Service	253,466,000	-	-%
Food Processing	577,219,000	-	-%

Total	$851,245,000	$9,563,000	8,801%

Profit (loss) from operations

Verticals and technology	$(3,224,000)	$(4,295,000)
Corporate and others	(9,917,000)	(2,131,000)
Online Stock Trading	(1,701,000)	(3,544,000)
Comprehensive Platform Service	132,074,000	-
Food Processing	143,445,000	-
Total	$260,677,000	$(9,870,000)

Fintech Verticals and Technology

●	Net revenues related to the fintech business and insurance agency business for the three months ended March 31, 2023 were $20,552,000, as compared to $9,533,000 for the three months ended March 31, 2022, and reflects an increase of $11,019,000, for the three months ended March 31, 2023, as compared to the same period last year. The increase is attributable to the following factors: (1) Chinese government has eased a three-year-long restriction for COVID at the beginning of 2023, which stimulated consumption, travel and rapid business growth and; (2) The Company opened several new branches, for example in the cities of Weifang and Chengdu and; (3) The Company increased its telemarketing activity, which stimulated business growth and; (4) The Company successfully improved customer satisfaction levels, creating customer “stickiness”, and recruited additional senior business development management, which assisted to increase top line revenue.

●	Cost of revenues for the three months ended March 31, 2023, was $18,015,000, as compared to $8,293,000 for the three months ended March 31, 2022, reflecting an increase of $9,722,000. The increase is attributable to: (1) an increase in sales activity due to the lifting of COVID-19 restrictions and; (2) the opening of several new branches; (3) the Company increasing its telemarketing activity, and; (4) an increase in top line revenues that arose through increasing customer satisfaction levels.

●	Gross profit for the three months ended March 31, 2023 was $2,537,000, as compared to $1,240,000 gross profit for the three months ended March 31, 2022, reflecting an increase of $1,297,000. The increase is attributable to the uplift in revenues as discussed above.

●	The loss from operations related to the fintech business and insurance agency business for the three months ended March 31, 2023, was $3,224,000, as compared to $4,295,000 for the three months ended March 31, 2022, and reflects a decrease of $1,071,000 or 25%, for the three months ended March 31, 2023, as compared to the same period last year. The decrease is attributable to the increase in gross profit as describe above.

Online Stock Trading

●	Net revenues related to the online stock trading platform segment for the three months ended March 31, 2023, were $8,000, as compared to $30,000 for the three months ended March 31, 2022, a decrease of $22,000 as compared to the same period last year. The decrease is attributable to the general decrease in retail stock trading business as the Company reduced its marketing activity in this area and began to pivot away from this segment and adapt its technology towards the future launch of a payment service product.

●	Cost of revenues related to the online stock trading platform segment for the three months ended March 31, 2023, were $24,000 as compared to $4,000 for the three months ended March 31, 2022. The increase is attributable to the broker applied minimum brokerage charge in year 2023.

●	Gross losses for the three months ended March 31, 2023, were $16,000, as compared to gross profit of $26,000 for the three months ended March 31, 2022, and reflects a negative variance of $42,000. The variance is attributed to the combination of the decreased in revenues and the increased in the broker minimum charges.

●	The loss from operations related to the online stock trading platform segment for the three months ended March 31, 2023, was $1,701,000, as compared to $3,544,000 for the three months ended March 31, 2022, and reflects a decrease of $1,843,000. The decrease is due to the cost savings that the Company made as it reduced staff numbers, cut back on marketing activity and commenced to pivot away from the B2C retail stock trading market and explore opportunities as a B2B, white-label operator and also adapt its technology with a view to launching payment service product in the future.

Comprehensive Platform Service

●	Net revenues related to the Comprehensive Platform Service segment for the three months ended March 31, 2023, were $253,466,000, as compared to nil for the three months ended March 31, 2022. The increase is attributable to the Tingo Mobile acquisition which was completed on December 1, 2022.

●	Cost of revenues related to the Comprehensive Platform Service segment for the three months ended March 31, 2023, were $97,456,000 as compared to nil for the three months ended March 31, 2022. The increase is again attributable to the Tingo Mobile acquisition.

●	Gross profit related to the Comprehensive Platform Service segment for the three months ended March 31, 2023, was $156,010,000 representing a gross margin of 24%. We believe that such margins will increase as a higher proportion of Tingo Mobile’s revenues are expected to be generated from its Nwassa digital marketplace and services.

●	The gain from operations related to the Comprehensive Platform Service segment for the three months ended March 31, 2023 were $132,074,000 as compared to nil for the three months ended March 31, 2022. The increase is again attributable to the Tingo Mobile acquisition.

Food Processing

●	Net revenues related to the Food Processing segment for the three months ended March 31, 2023 were $577,219,000, as compared to nil for the three months ended March 31, 2022. The increase is attributable to the Tingo Foods acquisition which was completed on February 9, 2023, resulting in the inclusion of the revenues of Tingo Foods from the months of February and March.

●	Cost of revenues related to the Foods Processing segment for the three months ended March 31, 2023, was $348,896 as compared to nil for the three months ended March 31, 2022. The increase is again attributable to the Tingo Foods acquisition and the inclusion of its cost of sales from the months of February and March.

●	Gross profit related to the Food Processing segment for the three months ended March 31, 2023 was $228,323,000 representing 40% margin.

●	The gain from operations related to the Food Processing segment for the three months ended March 31, 2023 was $143,445,000. The increase is again attributable to the Tingo Foods acquisition.

Selling and Marketing Expenses

Selling and marketing expenses are part of operating expenses. Selling and marketing costs for the three months ended March 31, 2023, were $85,068,000, as compared to expenses of $2,517,000 for the three months ended March 31, 2022. This represents an increase of $82,551,000, for the three months ended March 31, 2023, as compared to the same period last year. The increase is mainly attributable to: (1) an increase in insurance sales commissions and services charges amounting to $1,439,000 as the revenues from insurance sales increased; (2) the inclusion of the sales and marketing expenses of Tingo Foods following its acquisition, which amounted to $79,197,000; (3) the inclusion of the sales and marketing expenses of Tingo Mobile, which amounted to $2,693,000, and; (4) a decrease in the sales and marketing expenses for online stock trading business, which amounted to $778,000, as cost savings were made in this segment.

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the three months ended March 31, 2023, were $29,627,000, compared to $7,326,000 for the three months ended March 31, 2022. This represents an increase of $22,301,000, for the three months ended March 31, 2022 as compared to the same period last year. The increase is mainly as a result of: (i) the inclusion of the expenses of Tingo Foods for the two months from its date of acquisition, which amounted to $2,604,000 ; (ii) the inclusion of the expenses of Tingo Mobile for the three months, which amounted to $13,995,000, and; (iii) an increase in in share-based expenses to directors and employees in the of amount of $6,700,000, and; (iv) partially offset by a reduction in the cost base of the stock trading business as cut backs were made, including a reduction in staff numbers, in connection with the pivot of the business towards a B2B model and payment services business.

Research and Development Expenses

Research and development expenses are part of operating expenses. Research and development costs, which mainly include wages, materials and sub-contractors, for the three months ended March 31, 2023, were $363,000, compared to $595,000 for the three months ended March 31, 2022. This represents a decrease of $232,000, for the three months ended March 31, 2022, as compared to the same period last year. The decrease is attributed to a reduction in spend on research and development activity in connection with our online stock trading platform.

Profit from Operations

Our profit from operations for the three months ended March 31, 2023, was $260,677,000, compared to a loss from operations of $9,970,000, for the three months ended March 31, 2022. The increase in profit from operations is mainly attributed to the acquisitions of Tingo Mobile and Tingo Foods, as explained above.

Financial Income (Expense), Net

Financial income for the three months ended March 31, 2023 amounted to $1,444,000 compared to $78,000 for the three months ended March 31, 2022. This represents an increase of $1,366,000, which is primarily due an increase in deposit interest income that comes from Tingo Mobile.

Net Loss Attributed to the Company.

The net profit attributed to the Company for the three months ended March 31, 2023, amounted to $176,740,000 compared to a net loss of $8,686,000, for the three months ended March 31, 2022. This represents an increase of $185,426,000, which is primarily as a result of the acquisitions of Tingo Mobile and Tingo Foods as mentioned above.

Liquidity and Capital Resources

We have funded our operations with proceeds from the sales of shares of our common stock, which we undertook in November 2020 and February and March 2021. As of March 31, 2023, our total cash and cash equivalents balance was $780,153,000, as compared to $500,316,000 as of December 31, 2022. This reflects an increase of $279,837,000 in cash and cash equivalents which relates to the cash generated from the operations of Tingo Mobile and the acquisition and consolidation of Tingo Foods on February 9, 2023. Notwithstanding the sizeable cash balance held by Tingo Mobile and Tingo foods, it should be noted that the majority of the cash is held at its bank in Nigeria, and there are certain foreign exchange restrictions in place that limit the conversion of such cash into US Dollars and other currencies. As stated in numerous recent Company announcements, we have adopted a strategy to dollarize the business of Tingo Mobile, with the goal of generating or converting a higher portion of income in US Dollars, including through the Tingo DMCC commodity trading platform and export business, where produce is paid for primarily in Naira and sales are made primarily in US Dollars or other freely tradeable currencies; as well as through expansion into other countries that have freely tradeable currency, such as Ghana, Malawi and Dubai; and through the launch of TingoPay in partnership with Visa.

The Company’s operations are cash generative following the acquisition of Tingo Mobile Limited and Tingo Foods. There is however the possibility that the Company may seek to raise external financing in the future, if required to fund its growth plans and expansion strategy

Even taking into account the foreign exchange restrictions on the Naira cash balances held in Tingo Mobile, based on our current operating plan we believe that our cash, cash equivalents, as of March 31, 2023, will be sufficient to fund our currently projected operating expenses for at least the next 12 months.

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

On February 2, 2023, the Company entered into settlement and repurchase agreements (the “Repurchase Agreements”) with certain holders of the outstanding warrants over its common stock (“Warrant Holders”). The warrants being repurchased were originally issued by the Company between November 2020 and March 2021 pursuant to three offerings of common stock and warrants. The exercise prices of the warrants were $3.12 in the first offering and $2.80 in the subsequent two offerings, with various expiration dates falling between August 16, 2024 and August 16, 2026. The repurchase will result in the surrender and cancellation of the warrants held by each Warrant Holder.

Pursuant to the Repurchase Agreements, the Company paid $0.15 per warrant in April 2023 and $0.10 per warrant on May 1, 2023, with each warrant having the right to convert to one share, at an aggregate amount of $6,548,115.99.

Loans Provided by the Company

On May 13, 2022, the Company and TMNA executed a loan agreement pursuant to which the Company agreed to loan TMNA (“Maker”) a sum of $3,000,000 (the “Note” and “Loan” respectively). The Loan bears an annual interest of 5%. The principal balance of the Loan and any accrued and unpaid interest due under the Note shall be due and payable on May 10, 2024 (“Initial Maturity Date”). The principal balance may be prepaid at any time by Maker without penalty.

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

On December 21, 2022, the Company and its subsidiary, MICT Fintech executed a loan agreement pursuant to which the Company agreed to loan MICT Fintech a sum of $10,000,000, with interest charged at a rate of 10% per annum. The principal balance of the loan and any accrued and unpaid interest shall be due and payable on December 31, 2023. On the same date, MICT Fintech loaned $10,000,000 to its subsidiary, Tingo Mobile, with interest charged at a rate of 25% per annum. The principal balance of this loan and any accrued and unpaid interest shall also be due and payable on December 31, 2023. The purpose of the loan is to fund dollar denominated time-sensitive costs relating to the purchase of smartphone handsets to be provided under operating lease agreements to two key customers of Tingo Mobile and Tingo Ghana Limited, which in turn is expected to facilitate a number of business revenue streams for Tingo Mobile and Tingo Ghana Limited, including but not limited to operating lease revenues, platform transaction revenues, product sale commissions and commodity export revenues.

On January 24, 2023, the Company and its subsidiary, MICT Fintech executed a loan agreement pursuant to which the Company agreed to loan MICT Fintech a sum of $1,480,000, with interest charged at a rate of 25% per annum. The principal balance of the loan and any accrued and unpaid interest shall be due and payable on December 31, 2023. On the same date, MICT Fintech loaned $1,480,000 to its subsidiary, Tingo Mobile, with interest charged at a rate of 25% per annum. The principal balance of this loan and any accrued and unpaid interest shall also be due and payable on December 31, 2023. The purpose of the loan is to fund costs relating to the purchase of smartphone handsets to be provided under operating lease agreements to two key customers of Tingo Mobile and Tingo Ghana Limited, which in turn is expected to facilitate a number of business revenue streams for Tingo Mobile and Tingo Ghana Limited, including but not limited to operating lease revenues, platform transaction revenues, product sale commissions and commodity export revenues.

On February 3, 2023, the Company and its subsidiary, MICT Fintech executed a loan agreement pursuant to which the Company agreed to loan MICT Fintech a sum of $5,000,000, with interest charged at a rate of 25% per annum. The principal balance of the loan and any accrued and unpaid interest shall be due and payable on December 31, 2023. On the same date, MICT Fintech loaned $5,000,000 to its subsidiary, Tingo Mobile, with interest charged at a rate of 25% per annum. The principal balance of this loan and any accrued and unpaid interest shall also be due and payable on December 31, 2023. The purpose of the loan is to fund costs relating to the purchase of smartphone handsets to be provided under operating lease agreements to two key customers of Tingo Mobile and Tingo Ghana Limited, which in turn is expected to facilitate a number of business revenue streams for Tingo Mobile and Tingo Ghana Limited, including but not limited to operating lease revenues, platform transaction revenues, product sale commissions and commodity export revenues.

Debt Repayment

As of March 31, 2023, the Company had short-term loans from others of $312,000 comprised as follows: $138,000 loans of All Weather Insurance Agency that bear interest of 0% and the $174,000 loans of Zhongtong Insurance that bear interest of 10%.

As of December 31, 2022, the Company had short-term loans from others of $460,000 comprised as follows: $286,000 loans of All Weather Insurance Agency that bear interest of 0%, will be repaid before December 31, 2023. The $174,000 loans of Zhongtong Insurance that bear interest of 10% will be repaid before December 31, 2023.

As of March 31, 2023, the Company had long-term loans from others of $379,000 comprised as follows: $379,000 loans of All Weather Insurance Agency that bear interest of 0%, will be repaid before December 31, 2025.

As of March 31, 2023, our working capital was $594,713,000, compared to $265,781,000 for the year ended December 31, 2022. The increase is mainly due to the increase in our cash and trade account receivable, in relation to our acquisition and consolidation of Tingo Foods on February 9, 2023, as described above. Based on our current business plan, and in view of our cash balance following the completion of the acquisition of Tingo Foods, we anticipate that our cash balances will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Report.

	For the Three Months Ended March 31,
	2023	2022
	USD in thousands	USD in thousands
	(unaudited)	(unaudited)
Net Cash Provided by (Used in) Operating Activities	$242,793	$(8,362)
Net Cash Provided by (Used in) Investing Activities	56,846	(49)
Net Cash Provided by (Used in) Financing Activities	(8,274)	14
Translation adjustment on cash and cash equivalents and restricted cash	(11,519)	(74)
Cash and cash equivalents and restricted cash at beginning of period	502,549	97,347
Cash and cash equivalents and restricted cash at end of period	$782,395	$88,876

Cash Flow from Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities was $242,793,000, which related to net profit adjusted for non-cash expenses, primarily depreciation and amortization and share based compensation in the amount of $118,658,000, as well as (1) changes in deferred tax, net of $(3,656,000) which relates in the main to the deferred tax arising on the purchase price allocation for the acquisition of Tingo Mobile and Tingo Foods; and (2) effects of changes in working capital in the amount of $127,791,000, which in the main relate to the acquisition and consolidation of Tingo Foods, which completed on February 9, 2023.

For the three months ended March 31, 2022, net cash used in operating activities was $(8,362,000), which primarily consists of net loss of $(8,845,000) and various non-cash items of $1,180,000, as well as (1) changes in deferred tax, net of $(1,073,000), (2) changes in trade account receivable of $3,464,000, (3) changes in trade accounts payable of $(3,606,000), (4) changes in deposit held on behalf of clients of $(198,000), (5) changes in other current assets of $(640,000), (6) changes in other current liabilities of $401,000, (7) changes in related party of $737,000, (8) changes in long-term deposit and prepaid expenses of $203,000, (9) changes in right of use assets of $324,000, and (10) change in lease liabilities of $(309,000).

Cash Flow from Investing Activities

For the three months ended March 31, 2023, we had net cash provided by investing activities of $56,846,000, which consisted of the net cash provided by additional investment of the Company of $56,849,000, and purchase of property and equipment of $3,000.

For the three months ended March 31, 2022, we had net cash used in investing activities of $(49,000), which consisted of the net cash used in investing of purchase of property and equipment of $49,000.

Cash Flow from Financing Activities

For the three months ended March 31, 2023, we had net cash used in financing activities of $(8,274,000), which primarily consisted of: (1) repayment of loan to related party and others of $8,125,000 and (2) repayment of short term loan of $149,000.

For the three months ended March 31, 2022, we had net cash provided by financing activities of $14,000, which primarily consisted of: (1) repayment of loan from related party from Micronet Ltd of $534,000; and (2) repayment of loan to others of $520,000.

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

Management believes that EBITDA reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in our business, as they exclude expenses and gains that are not reflective of our ongoing operating results. Management also believes that EBITDA will be a key measures used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. The Company believes EBITDA is useful to investors for the purposes of comparing our results period-to-period and alongside peers and understanding and evaluating our operating results in the same manner as our management team and board of directors.

These supplemental measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled non-GAAP measures of other companies.

The EBITDA does not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.

EBITDA is defined as net income from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”).

The following is a reconciliation of net profit (loss), the most directly comparable GAAP financial measure, to EBITDA (a non-GAAP financial measure) for each of the periods indicated. For additional information on these non-GAAP financial measures, see “Non-GAAP Financial Measures” above.

	Three months ended March 31,
	(Dollars in Thousands,)
	2023	2022
GAAP net profit (loss) attributable to TINGO GROUP, Inc.	$176,740	$(8,686)
Adjusted for:
Net loss attributable to non-controlling stockholders	(316)	(159)
Loss from equity investment	208	184
Income tax expenses (benefit)	85,914	(1,076)
Financial income, net	(1,444)	(78)
Depreciation and amortization	111,055	871
Total EBITDA net profit (loss) attributable to TINGO GROUP, Inc.	$372,157	$(8,944)

Financing Needs

The Company’s operations are cash generative following the acquisition of Tingo Mobile and Tingo Foods. There is however the possibility that the Company may seek to raise external financing in the future, if required to fund its growth plans and expansion strategy, for example in relation to financing Tingo Foods’ share of the build and fit out of its new food processing facility.

In the event that any external financing is required to cover Tingo Foods’ share of the build and fit out of the new food processing facility, which is estimated at $500 million, the Company will seek to do so by raising debt funding.

Based on our current business plan, and in view of our cash balance following the Merger described in this Item 2, we anticipate that our cash balances will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures at March 31, 2023 were effective.

Changes in Internal Control Over Financial Reporting

As permitted by SEC guidance, management has excluded from its assessment of internal control over financial reporting the internal controls related to Tingo Foods acquired on February 9, 2023. As of March 31, 2023, total assets and total operating revenues excluded from management’s assessment of internal control over financial reporting related to this Tingo Foods represented approximately 18% and 68% of the Company’s consolidated total assets and total operating revenues, respectively.

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

On April 20, 2023, the Company received a motion for summary judgment in lieu of a complaint (the “Motion”) from certain investors in certain of the Company’s direct securities offerings, seeking $13,425,727.30 in aggregate damages. The Motion against the Company in the Supreme Court of the State of New York alleges that the Merger constituted a “Fundamental Transaction” as defined in the warrants issued in such securities offerings and, as a result, plaintiffs were entitled to certain exercise rights pursuant to such warrants. More specifically, the plaintiffs demand that as a result of the Merger, they are entitled to cash payments of $13,425,727.30 in respect of the warrants that they hold. The Company has not recognized a liability in respect of this motion because management does not believe that the Company has incurred a probable material loss by reason of any of this matter.

Item 1A. Risk Factors.

Please refer to our note on forward-looking statements on page 25 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2022 Annual Report. The risks described in such 2022 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TINGO GROUP, INC.

Date: May 15, 2023	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Chief Executive Officer

Date: May 15, 2023	By:	/s/ Kevin Chen
		Name:	Kevin Chen
		Title:	Chief Financial Officer (Principal Financial Officer)