Form 10-Q
period 2023-06-30
Tingo Group, Inc.
filed 2023-08-31
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2023

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

As of August 30, 2023, there were 205,219,048 issued and outstanding shares of the registrant’s common stock, $0.001 par value per share (the “Common Stock”).

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$53,195	$500,316
Trade accounts receivable, net	366,022	11,541
Inventories	142	-
Related party receivables	8,812	13,491
Other current assets	153,979	5,828
Total current assets	582,150	531,176

Property and equipment, net	591,282	855,125
Intangible assets, net	292,801	185,407
Goodwill	211,849	101,247
Right of use assets under operating lease	1,400	2,260
Long-term deposit and other non-current assets	463	514
Deferred tax assets	3,549	3,661
Restricted cash escrow	1,379	2,233
Micronet Ltd. equity method investment	315	735
Total long-term assets	1,103,038	1,151,182

Total assets	$1,685,188	$1,682,358

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	June 30, 2023	December 31, 2022
LIABILITIES, TEMPORARY EQUITY AND EQUITY

Short-term loan	$165	$460
Trade accounts payable	149,483	11,092
Deposit held on behalf of clients	1,493	2,528
Related party payables	25,606	57,506
Current operating lease liability	834	1,215
Other current liabilities	112,865	192,594
Total current liabilities	290,446	265,395

Long-term loan	-	377
Long-term operating lease liability	507	905
Promissory note	207,912	-
Deferred tax liabilities	108,974	89,597
Other long-term liability	644	-
Accrued severance pay	47	50
Total long-term liabilities	318,084	90,929

Commitment and Contingencies (Note 11)	-	-

Temporary equity
Series B preferred stock subject to redemption: $0.001 par value, 33,687.21 shares authorized and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	553,035	553,035

Stockholders’ Equity:
Series A preferred stock: $0.001 par value, 2,604.28 shares authorized and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Common stock: $0.001 par value, 750,000,000 shares authorized, 164,968,599 and 157,599,882 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	165	158
Additional paid-in capital	893,471	889,579
Accumulated other comprehensive income (loss)	(520,627)	4,367
Accumulated earnings (deficit)	149,785	(123,463)
Tingo Group, Inc. stockholders’ equity	522,797	770,644

Non-controlling interest	826	2,355

Total stockholders’ equity	523,623	772,999

Total liabilities, temporary equity and stockholders’ equity	$1,685,188	$1,682,358

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD In Thousands, Except Share and Earnings Per Share Data)

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022

Revenues	$1,828,414	$21,521	$977,169	$11,958
Cost of revenues	1,095,544	18,183	631,153	9,885
Gross profit	732,870	3,338	346,016	2,073

Operating expenses:
Research and development	696	941	333	346
Selling and marketing	174,207	3,552	89,139	1,035
General and administrative	53,043	20,991	23,416	13,665
Amortization of intangible assets	23,763	1,594	12,644	797
Loss from deconsolidation of subsidiaries	3,333	-	3,333	-
Impairment of long-term assets and goodwill	35,438	-	35,438	-
Total operating expenses	290,480	27,078	164,303	15,843

Profit (loss) from operations	442,390	(23,740)	181,713	(13,770)
Other income (loss), net	(363)	838	(788)	683
Financial income (expenses), net	(21,377)	(1,089)	(22,821)	(1,167)
Profit (loss) before provision for income taxes	420,650	(23,991)	158,104	(14,254)
Income tax expenses (benefit)	147,695	(1,081)	61,781	(5)

Net profit (loss) after provision for income taxes	272,955	(22,910)	96,323	(14,249)
Loss from equity investment	(420)	(371)	(212)	(187)
Net profit (loss)	272,535	(23,281)	96,111	(14,436)
Net loss attributable to non-controlling interests	(713)	(258)	(397)	(99)

Net profit (loss) attributable to Tingo Group, Inc.	$273,248	$(23,023)	$96,508	$(14,337)

Profit (loss) per share attributable to Tingo Group, Inc.:
Basic profit (loss) per share	$1.68	$(0.18)	$0.59	$(0.11)
Diluted profit (loss) per share	$0.52	$(0.18)	$0.18	$(0.11)

Weighted average common shares outstanding:
Basic	162,764,178	124,455,921	164,199,357	126,431,864
Diluted	525,786,518	124,455,921	527,222,097	126,431,864

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD In Thousands)

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022

Net profit (loss)	$272,535	$(23,281)	$96,111	$(14,436)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(525,139)	565	(489,183)	648
Total comprehensive loss	(252,604)	(22,716)	(393,072)	(13,788)
Comprehensive loss attributable to non-controlling stockholders	(858)	(231)	(385)	(18)
Comprehensive loss attributable to Tingo Group, Inc.	$(251,746)	$(22,485)	$(392,687)	$(13,770)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

(USD In Thousands, Except Numbers of Shares)

	Series B preferred stock subject to redemption		Series A preferred stock		Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Income (Loss)	Interest	Equity
Balance, December 31, 2022	$553,035	33,687	$3	2,604	$158	157,599,882	$889,579	$(123,463)	$4,367	$2,355	$772,999
Shares issued to service providers and employees	-	-	-	-	6	6,437,500	7,687	-	-	-	7,693
Stock based compensation	-	-	-	-	-	-	54	-	-	-	54
Net profit (loss)	-	-	-	-	-	-	-	273,248	-	(713)	272,535
Repurchase of warrants	-	-	-	-	-	-	(6,548)	-	-	-	(6,548)
Exercising of warrants	-	-	-	-	1	931,217	2,699	-	-	-	2,700
Deconsolidation of subsidiaries	-	-	-	-	-	-	-	-	-	(671)	(671)
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(524,994)	(145)	(525,139)
Balance, June 30, 2023	$553,035	33,687	$3	2,604	$165	164,968,599	$893,471	$149,785	$(520,627)	$826	$523,623

	Series B preferred stock subject to redemption		Series A preferred stock		Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Income (Loss)	Interest	Equity
Balance, March 31, 2023	$553,035	33,687	$3	2,604	$164	163,727,382	$896,398	$53,277	$(31,432)	$1,882	$920,292
Shares issued to service providers and employees	-	-	-	-	-	310,000	898	-	-	-	898
Stock based compensation	-	-	-	-	-	-	24	-	-	-	24
Net profit (loss)	-	-	-	-	-	-	-	96,508	-	(397)	96,111
Warrants repurchase agreements	-	-	-	-	-	-	(6,548)	-	-	-	(6,548)
Exercising of warrants	-	-	-	-	1	931,217	2,699	-	-	-	2,700
Deconsolidation of subsidiaries	-	-	-	-	-	-	-	-	-	(671)	(671)
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(489,195)	12	(489,183)
Balance, June 30, 2023	$553,035	33,687	$3	2,604	$165	164,968,599	$893,471	$149,785	$(520,627)	$826	$523,623

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2021	$122	122,435,576	$220,786	$(76,394)	$(414)	$3,622	$147,722
Shares issued to service providers and employees	7	7,130,631	3,817	-	-	-	3,824
Stock based compensation	-	-	235	-	-	-	235
Net loss	-	-	-	(23,023)	-	(258)	(23,281)
Other comprehensive income (loss)	-	-	-	-	538	27	565
Balance, June 30, 2022	$129	129,566,207	$224,838	$(99,417)	$124	$3,391	$129,065

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, March 31, 2022	$122	122,435,576	$220,911	$(85,080)	$(443)	$3,409	$138,919
Shares issued to service providers and employees	7	7,130,631	3,817	-	-	-	3,824
Stock based compensation	-	-	110	-	-	-	110
Net loss	-	-	-	(14,337)	-	(99)	(14,436)
Other comprehensive income (loss)	-	-	-	-	567	81	648
Balance, June 30, 2022	$129	129,566,207	$224,838	$(99,417)	$124	$3,391	$129,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$272,535	$(23,281)

Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Impairment of long-term assets	15,650	-
Impairment of goodwill	19,788	-
Loss from deconsolidation of subsidiaries	3,333	-
Loss from equity investment	420	371
Depreciation and amortization	213,257	1,709
Provision for doubtful accounts	84	80
Issuance of shares for service providers and employees	7,693	3,824
Stock-based compensation	54	235
Changes in assets and liabilities:
Deferred taxes, net	(9,688)	(1,174)
Long-term deposit and other non-current assets	48	369
Right of use assets	859	338
Lease liabilities	(780)	(264)
Due to related party	(683)	494
Promissory note	3,912	-
Trade accounts receivable, net	(163,694)	5,774
Inventories	(142)	-
Other current assets	(146,630)	1,048
Trade accounts payable	(55,518)	(6,137)
Deposit held on behalf of client	(1,035)	(1,622)
Other current liabilities	(90,569)	1,692
Net cash provided by (used in) operating activities	68,894	(16,544)

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances and purchases of property and equipment	(434,365)	(104)
Acquisition of Tingo Foods (Appendix A)	56,849	-
Receipt of loan from related party (Micronet)	-	534
Loan to Tingo pursuant to the merger agreement	-	(3,000)
Net cash used in investing activities	(377,516)	(2,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(154)	(736)
Repayment of loan from related party	(9,831)	-
Repurchase of warrants	(6,548)	-
Proceeds from Common shares issued for warrant exercises	2,700	-
Net cash used in financing activities	(13,833)	(736)

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(125,520)	445

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(447,975)	(19,405)

Cash and cash equivalents and restricted cash at beginning of the period	502,549	99,036

Cash and cash equivalents and restricted cash at end of the period	$54,574	$79,631

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$19	$5
Taxes	$174,152	$254

The following table provides a reconciliation of cash and cash equivalent and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

Cash and cash equivalents at end of the period	$53,195	$77,332
Restricted cash at end of the period	1,379	2,299
Cash and cash equivalents and restricted cash at end of the period	$54,574	$79,631

Supplemental non-cash investing and financing activities

Appendix A: Acquisition of Tingo Foods

February 9, 2023
Net working capital	$14,772
Property and equipment	(12,235)
Intangible assets	(147,774)
Goodwill	(46,246)
Deferred tax liabilities	44,332
Promissory note	204,000
Net cash provided by acquisition	$56,849

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

Tingo Group, Inc. (“Tingo Group”, the “Company”, “we”, “us”, “our”) was formed as a Delaware corporation on January 31, 2002 under the name Lapis Technologies, Inc. On March 14, 2013, we changed our corporate name to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary, Enertec Systems Ltd., we changed our name to MICT, Inc. On February 27, 2023, following the merger transaction with Tingo Mobile Limited (“Tingo Mobile”), we changed our name to Tingo Group, Inc. Our shares have been listed for trading on The Nasdaq Capital Market (“Nasdaq”) since April 29, 2013 and trade under the symbol “TIO”.

The Company is a holding company conducting financial technology business, agri-fintech and food business through its subsidiaries and entities, both wholly-owned and controlled through various variable interest entity (“VIE entities”, together with the Company, the “Group”) arrangements (“VIE”), which are located mainly in Africa, Southeast Asia and the Middle East. The Group’s business has changed materially since December 1, 2022, following the completion of two material acquisitions of Tingo Mobile and Tingo Foods PLC (“Tingo Foods”), the details of which are described below under “Acquisition of Tingo Mobile” and “Acquisition of Tingo Foods”, respectively.

As of June 30, 2023, we operate in five segments and following the recent launch of TingoPay we will be operating in six segments (i) verticals and technology, comprised of our operations in China where we operate our insurance brokerage business (“Verticals and Technology”); (ii) online stock trading, primarily comprised of the operation of Magpie Securities Limited (“Magpie”) through which we operate the online stock trading business, primarily out of Hong Kong and Singapore (“Online Stock Trading”); (iii) comprehensive platform service, which includes the operations of Tingo Mobile described below (“Comprehensive Platform Service”); (iv) food processing, where crops and raw foods are purchased by Tingo Foods, before being processed into finished food products, through arrangements with third party rice mills, cashew processing plants, and other food processing companies, and sold to large food distributor and wholesaler companies (Tingo Foods was purchased by the Company in February 2023) (“Food Processing”); (v) export and commodity trading, where both agricultural commodities and processed foods are exported and traded on a global basis through Tingo DMCC, which operates from the Dubai Multi Commodity Centre (the “DMCC”) (“Export and Commodity Trading”); and (vi) Consumer Super App, digital payment services and merchant services, which in partnership with Visa operates the TingoPay Super App (currently in a beta version) offering retail customers a range of services, including but not limited to online payments in their domestic or foreign currencies, as well as the ability to manage their Visa cards, pay bills, arrange insurance, arrange loans and purchase mobile telephone top-ups. TingoPay also offers businesses a range of Visa powered merchant services.

As further discussed in Note 5 the Company decided to exit its operations of one of its VIEs (as explained below). The Company is reconsidering its focus areas. As part of the reconsideration the Company considering the exit of other operations in China and subsequent to the balance sheet date decided on the cessation and abandonment of the operations of Magpie.

Since July 1, 2020, as a result of the Company’s acquisition of GFH Intermediate Holdings Ltd (“GFHI ”) (the “GFHI Acquisition”) the Group has been operating in the financial technology sector. GFHI is a financial technology company with a marketplace in China, as well as the wider southeast Asia area and other parts of the world and is currently in the process of building various platforms for business opportunities in different verticals and technology segments to capitalize on such technology and business, including the Company’s recent acquisitions of Tingo Mobile and Tingo Foods. The Company plans to increase its capabilities and its technological platforms through acquisition and licensing technologies to support its growth efforts, particularly in the agri-fintech, payment services, digital marketplace and financial services sectors.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Acquisition of Tingo Mobile

Overview. On December 1, 2022, the Company acquired Tingo Mobile, an agri-fintech business based in Nigeria, from Tingo Inc., a Nevada corporation (“TMNA”).

Consideration Provided. As consideration for Tingo Mobile, we issued to TMNA 25,783,675 shares of our common stock, par value $0.001 per share (the “Common Stock”), which is equal to 19.9% of our outstanding Common Stock, calculated as of the closing date of the Merger (the “Common Consideration Shares”) and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”).

Key Terms of Series A Preferred Stock. On July 27, 2023, as part of the consideration paid by the Company to TMNA at the closing of the Merger, the Company issued 2,604.28 shares of Series A Preferred Stock which are convertible into 26,042,808 shares of Common Stock equal to approximately 20.1% of the total issued and outstanding Common Stock immediately prior to the closing of the Merger. The Company held a special meeting of stockholders on June 7, 2023, during which shareholder approval was received for the conversion of the 2,604.28 shares of Series A Preferred Stock into 26,042,808 shares of Common Stock.

Key Terms of Series B Preferred Stock. Upon approval by Nasdaq of the change of control of the company and upon the approval of our stockholders, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of our Common Stock, calculated as of the closing date of the Merger, giving TMNA an aggregate ownership of 75.0% of our outstanding Common Stock, if both the Series A Preferred Stock and Series B Preferred Stock are converted in full. If such shareholder or Nasdaq approval is not obtained by June 30, 2023, TMNA will have the right to cause us to redeem all of the Series B Preferred Stock for (x) $666,666,667 or (y) an amount of common stock of TGH equivalent in value to $666,666,667.

On July 5, 2023, the Company entered into a forbearance agreement with the holder of the Series B Preferred Stock under the terms of which the Series B holder agreed not to redeem the Series B Preferred Stock or take any other action in connection with the Series B Preferred Stock until September 30, 2023.

Loan to TMNA. In connection with the Merger Agreement, we also loaned $23.7 million to TMNA. The loan bears interest at 5.0% per annum and matures on May 10, 2024.

Acquisition of Tingo Foods

On February 9, 2023, the Company and MICT Fintech Ltd., an indirect wholly owned subsidiary of the Company organized under the laws of the British Virgin Islands (“Tingo Group Fintech”) purchased from Dozy Mmobuosi 100% of the ordinary shares of Tingo Foods (the “Acquisition”). Mr. Mmobuosi is the majority shareholder and Chief Executive Officer of TMNA.

Tingo Foods started its operational business in September 2022, since which time its food processing activities have been conducted through arrangements with third party rice mills, cashew processing plants and other food processing companies, and the finished food products are sold to large food distributor and wholesaler companies.

As consideration for the Acquisition, the Company agreed to pay Mr. Mmobuosi, a purchase price equal to the cost value of Tingo Foods’ stock, which will be satisfied by the issuance of a secured promissory note (“Promissory Note”) in the amount of US$204,000 and certain undertakings and obligations of the Company. The Promissory Note is for a term of two years with an interest rate of 5%. MICT Fintech agreed to certain covenants with respect to its ability to incur additional debt or create additional liens. The Acquisition will not result in any new issuance of our Common Stock nor of any instruments convertible into shares of the Company.

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

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Variable Interest Entities (VIEs)

We currently conduct our insurance broker business in China using VIEs. The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company.

The assets and liabilities of the Company’s VIEs prior to intercompany adjustments included in the Company’s unaudited condensed consolidated financial statements as of June 30, 2023, and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalent	$157	$3,690
Trade accounts receivable, net	69	6,823
Related party receivables	1,932	2,001
Other current assets	177	2,278
Total current assets	2,335	14,792

Property and equipment, net	37	176
Intangible assets, net	3	5,712
Long-term deposit and other non-current assets	-	48
Right of use assets under operating lease	101	711
Restricted cash escrow	690	1,479
Deferred tax assets	822	793
Total long-term assets	1,653	8,919

Total assets	$3,988	$23,711

Current liabilities:
Short-term loan	$-	$286
Trade accounts payable	91	4,817
Related party payables	3,822	4,002
Current operating lease liability	100	230
Other current liabilities	28	4,515
Total current liabilities	4,041	13,850

Long-term liabilities:
Long-term loan	-	377
Long-term operating lease liability	-	257
Deferred tax liabilities	-	224
Total long-term liabilities	-	858

Total liabilities	$4,041	$14,708

Net revenues, profit (loss) from operations and net profit (loss) of the VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, and 2022 are as follows:

	For the six months Ended	For the six months Ended	For the three months Ended	For the three months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Net revenues	$30,285	$19,593	$11,649	$10,729
Profit (loss) from operations	$295	$(2,321)	$1,102	$(137)
Net profit (loss)	$273	$(1,504)	$618	$68

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

Operating results for the three and six months periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements, except for revenue recognition policy presented below.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through acquisitions, goodwill and its impairment, allowance for credit losses, impairment of long-lived and intangible assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Functional currency and Exchange Rate Income (Loss)

The functional currency of our foreign entities is their local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for statements of operations amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in Accumulated other comprehensive income (loss), a separate component of stockholders’ equity, in our consolidated balance sheets. Exchange gains and losses resulting from the conversion of transaction currency to functional currency are charged or credited to other comprehensive income (loss), net of tax.

The exchange rate used for conversion balance sheet and statements of operations data from Nigerian Naira and Renminbi (“RMB”) to USD is presented below:

Currency	For the six months ended June 30, 2023 average	USD exchange rate as of June 30, 2023	USD exchange rate as of December 31, 2022
Naira	481.977	770.38	448.55
RMB	6.928	7.2513	6.8972

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

The Company’s revenues from Tingo Mobile’s comprehensive platform service are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to lease the phones on one-year terms, and purchase data and calls, as well as use of the NWASSA platform. As part of these contracts, the Company records revenue from the lease on a straight-line basis over the lease term. The Company also records depreciation expense on a straight-line basis over the useful life of the phones, which is estimated by management at three years.

The Company exercised judgement in determining the accounting policies related to these transactions, including the following:

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

Tingo Foods is a diversified food processing company, which uses domestic inputs purchased from farmers across Nigeria and processes them into finished foods. Since the commencement of its operations in September 2022, the food processing activities of Tingo Foods have been conducted through arrangements with third party rice mills, cashew processing plants and other food processing companies, and the finished food products are sold to large food distributor and wholesaler companies.

In 2023, we launched our global commodities trading platform and export business (“Tingo DMCC”) from DMCC, which is regarded as the Free Trade Zone and a major global commodity trading center, to facilitate purchases and export of agricultural commodities from both its existing customer base and new customers. Tingo DMCC exports agricultural produce, including rice, wheat, millet and maize.

The Company’s revenues from Tingo Foods and Tingo DMCC are recognized when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue arrangements generally have single performance obligations.

The arrangements are free from variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis; therefore, the Company does not have any significant financing components.

The Company records revenues from Tingo Foods and Tingo DMCC on a gross basis because the Company controls the products before they are transferred to the customers determined on the basis that: (1) the Company is primarily responsible for fulfilling its promise to deliver the specified products to customers; (2) the Company has inventory risk before the specified products are transferred to a customers, and (3) the Company has discretion in establishing the price for the specified products.

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

The Company’s revenues from the Online Stock Trading platform are generated from stock trading commission income. Commission revenue is recognized at a point in time when transfer of control occurs. Trade execution performance obligation generally occurs on the trade date because that is when the underlying financial instrument (for a purchase or for a sale) is identified, and the pricing is agreed upon.

NOTE 3 — TINGO MOBILE TRANSACTION

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

In addition, the following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Total Merger consideration (1)	$1,215,241
Total purchase consideration	$1,215,241
Less:
Net working capital	$170,327
Property and equipment	760,661
Intangible – farmer cooperative	24,893
Intangible – trade names and trademarks	54,576
Intangible – software	90,030
Deferred tax liability (2)	(50,849)
$1,049,638
Goodwill (3)	$165,603

(1)	The $1,215,241 value of the Merger consideration transferred was determined in accordance with ASC 820 and ASC 805. ASC 820 requires that fair value to maximize objective evidence and be determined using assumptions that a market participant would use, and when level 1 inputs exist, it should be used unless determined to be not representative. That would have meant using the unadjusted Tingo Group quoted price at the time of completion of the Transaction. The Company is of the opinion however, that the market value per share price as quoted on Nasdaq is not representative of the fair value and should not be used to determine the merger consideration. Using market value per share of Tingo Group would have led to a significant bargain purchase gain and an internal rate of return that was not reasonable as well as other valuation anomalies that it created. Hence, and in accordance with ASC 805-30-30-5, the Company reassessed the determination of the consideration transferred and determined that the use of the quoted price of Tingo, Inc’s share price on the OTC at market close is more appropriate in determining the consideration fair value.

(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 30%.

(3)	The goodwill is not deductible for tax purposes.

Tingo Group’s net revenues and net profit are presented if the acquisition date of Tingo Mobile had occurred at the beginning of the previous comparable period.

	For the six months ended	For the six months ended	For the three months ended	For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues	$1,828,414	$547,263	$977,169	$280,643

Net profit attributable to Tingo Group, Inc	$273,248	$82,180	$96,508	$58,117

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

(1)

The $204,000 value of the Merger Consideration transferred as the Promissory Note. The Promissory Note is for a term of two years with an interest rate of 5% per annum. The interest rate on the Promissory Note is reasonably reflective of a market-participant rate. MICT Fintech agreed to certain covenants in connection with the Promissory Note, including with regard to its ability to incur additional debt or create additional liens. The Acquisition will not result in any new issuance of shares of Common Stock, nor of any instruments convertible into shares of Common Stock.

(2)	Represents the income tax effect of the difference between the accounting and income tax bases of the identified intangible assets, using an assumed statutory income tax rate of 30%.

(3)	The goodwill is not deductible for tax purposes.

Tingo Group’s net revenues and net profit are presented if the acquisition date of Tingo Foods had occurred at the beginning of the previous comparable period. Since Tingo Foods started its operational business in September 2022, revenues and net profit for three and six months ended June 30, 2022, is zero.

(USD in thousands)	For the six months ended June 30, 2023	For the three months ended June 30, 2023
Revenues	$1,860,348	977,169

Net profit attributable to Tingo Group, Inc.	$275,626	96,508

The revenues and net profit of Tingo Foods since the acquisition date included in the unaudited condensed consolidated statements of operations for the reporting period are $983,653 and $122,341, respectively.

Note 5 — Exit of All Weather

On July 1, 2021, we entered into a transaction through Tianjin Bokefa Technology Co., Ltd. (“Bokefa”), with the shareholders of All Weather Insurance Agency Co., Ltd. (the “All Weather”), a local Chinese entity with business and operations in the insurance brokerage business. Pursuant to the transaction, we granted loans to All Weather’s shareholders through a framework loan (the “AW Framework Loan”) in the amount of up to RMB 30,000 (approximately $4,700) which is designated, if exercised, to be used as a working capital loan for All Weather. As of December 31, 2021, RMB 30,000 (approximately $4,700) was drawn down from the AW Framework Loan for working capital. In consideration for the AW Framework Loan, the parties entered into various additional agreements as more fully described in our annual report. Through these series of agreement, we determined that we are the primary beneficiary, and consolidated All Weather.

During the second quarter of 2023, the Company's management decided to focus its operations on recent acquisitions of Tingo Mobile and Tingo Foods. That decision led to abandon our interests in All Weather. As part of the decision, the Company demanded the full repayment of the loan granted to All Weather’s shareholders. As of the decision date, the Company is no longer consolidating All Weather. The Company recorded a loss from deconsolidation of All Weather of $3,333 in the consolidated statements of operations.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Note 6 — Stockholders’ Equity

A. Common Stock:

Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

B. Series A Preferred Stock:

As part of the consideration paid by the Company to TMNA at the closing of the Merger on December 1, 2022, the Company issued 2,604.28 shares of Series A Preferred Stock which are convertible into 26,042,808 shares of Common Stock equal to approximately 20.1% of the total issued and outstanding Common Stock immediately prior to closing of the Merger. The Company held a special meeting of stockholders on June 7, 2023, during which shareholder approval was received for the conversion of the Series A Preferred Stock into 26,042,808 shares of Common Stock, which the Company issued on July 27, 2023.

C. Temporary equity:

As part of the consideration paid by the Company to TMNA at the closing of the Merger on December 1, 2022, the Company issued 33,687.21 shares of Series B Preferred Stock which are convertible into 336,872,138 shares of Common Stock equal to approximately 35% of the total issued and outstanding Company common stock immediately prior to the closing date of the Merger. The shares of Series B Preferred Stock will be convertible into Common Stock upon approval by Nasdaq of the change of control of the Company and upon the approval of the Company’s stockholders. If such stockholder or Nasdaq approval is not obtained by June 30, 2023, TMNA shall have the right to (i) cause the redemption of Series B Preferred Stock to take place within 90 days; and (ii) cause the Company to redeem all of the Series B Preferred Stock in exchange for $666,666,667 or an amount of common stock of TGH equivalent in value to $666,666,667. As the redemption provisions to redeem the Series B Preferred Stock in cash is outside the control of the Company and contingent upon the approval of stockholders or Nasdaq approval of the change in control application of the Company, they are required to be presented outside of stockholders’ equity and therefore were presented as temporary equity on the face of the consolidated balance sheets.

On July 5, 2023, the Company entered into a forbearance agreement with the holder of the Series B Preferred Stock under the terms of which the Series B Preferred Stockholder agreed not to redeem the Series B Preferred Stock, or take any other action in connection with the Series B Preferred Stock, until September 30, 2023.

D. Stock Option Plan:

2012 Plan. Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Company’s board of directors (the “Board”) on November 26, 2012, and approved by our stockholders on January 7, 2013, and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017, and November 8, 2018. Under the 2012 Incentive Plan, as amended, up to 5,000,000 shares of our Common Stock, are currently authorized to be issued pursuant to option awards granted thereunder, 4,194,782 shares of which have been issued or have been allocated to be issued as of December 31, 2022, and 805,218 shares remain available for future issuance as December 31, 2022. The 2012 Incentive Plan is intended as an incentive to retain directors, officers, employees, consultants and advisors to the Company, persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company, by granting to such persons options to purchase shares of Common Stock , shares of the Company’s stock, with or without restrictions, or any other share-based award. The Plan is intended as an incentive to retain in the employ of, and as directors, consultants and advisors to the Company and its subsidiaries (including any “employing company” under Section 102(a) of the Ordinance (as hereinafter defined) and any “subsidiary” within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the “Code”), collectively, the “Subsidiaries”), persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries, by granting to such persons either (i) options to purchase shares of Common Stock, (the “Options”), (ii) shares of Common Stock, with or without restrictions, or (iii) any other stock-based award, granted to a grantee or an optionee (as such terms are defined below hereunder) under the 2012 Incentive Plan and any stock issued pursuant to the exercise thereof.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

2020 Plan. The 2020 Stock Incentive Plan (the “2020 Incentive Plan”) provides for the issuance of up to 25,000,000 shares of our Common Stock plus a number of additional shares issued upon the expiration or cancellation of awards under our 2014 Stock Incentive Plan, which was terminated when the 2020 Incentive Plan was approved by our stockholders. Generally, shares of our Common Stock reserved for awards under the 2020 Incentive Plan that lapse or are canceled (other than by exercise) will be added back to the share reserve available for future awards. However, shares of our Common Stock tendered in payment for an award or shares of our Common Stock withheld for taxes are not available again for future awards. In addition, Shares repurchased by the Company with the proceeds of the option exercise price may not be reissued under the 2020 Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2023:

Options Outstanding		Options Exercisable
Number Outstanding on June 30, 2023	Weighted Average Remaining Contractual Life	Number Exercisable on June 30, 2023	Exercise Price
	Years		$
125,000	8	125,000	1.41
340,000	8	340,000	1.81
95,000	8	63,333	2.49
560,000		528,333

	For the six months ended June 30, 2023		For the year ended December 31, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at the beginning of period:	590,000	$1.83	1,558,000	$1.74
Changes during the period:
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(30,000)	$1.81	(968,000)	$1.68

Options outstanding at the end of the period	560,000	$1.83	590,000	$1.83
Options exercisable at the end of the period	528,333	$1.79	434,167	$1.74

The Company has warrants outstanding as follows:

	Warrants Outstanding	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2022	62,863,879	$2.854	4.25
Granted	-	$-	-
Repurchase	(25,981,836)	$0.25	-
Exercised	(1,015,386)	$3.07	-
Balance, June 30, 2023	35,866,657	$2.84	3.25

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

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: as of June 30, 2023 and December 31, 2022-87.2%-100.4%; risk-free interest rate: as of June 30, 2023 and December 31, 2022-0.99%-1.64%; and expected life: as of June 30, 2023 and December 31, 2022 -6.5-10 years.

The Company uses the simplified method to compute the expected option term for options granted. Compensation expenses in respect of our stock option plans were recorded by the Company in line “General and administrative” expenses in the statements of operations.

On February 2, 2023, the Company entered into settlement and repurchase agreements (the “Repurchase Agreements”) with certain holders of the outstanding warrants over its Common Stock (“Warrant Holders”). The warrants being repurchased were originally issued by the Company between November 2020 and March 2021 pursuant to three offerings of Common Stock and warrants. The exercise prices of the warrants were $3.12 in the first offering and $2.80 in the subsequent two offerings, with various expiration dates falling between August 16, 2024, and August 16, 2026. The repurchase will result in the surrender and cancellation of the warrants held by each Warrant Holder.

Pursuant to the Repurchase Agreements, the Company paid $0.15 per share in April 2023 and $0.10 per share on May 1, 2023, at an aggregate amount of $6,548.

E. Issuance of Shares:

On February 5, 2023, The Company granted 1,309,500 shares of Common Stock of the Company to Cushman Holdings Limited, an unrelated third party, as a success fee relating to the completion of the acquisition of Tingo Mobile.

On February 5, 2023, The Company granted 750,000 shares of Common Stock to an unrelated third party, relating to the purchase by GFH Intermediate Holdings Limited of certain software, technology and intellectual property from the beneficial owner of Data Insight Holdings Limited,

On February 5, 2023, The Company granted 100,000 shares of Common Stock to China Strategic Investments Limited as an ex-gratia payment for the provision of corporate finance services.

On February 5, 2023, The Company granted 720,000 shares of Common Stock to certain directors and employees. The shares were issued pursuant to the 2020 Incentive Plan and 2012 Incentive Plan.

On February 5, 2023, the Company’s Board unanimously approved a grant of 3,200,000 fully vested shares of Common Stock to Mr. Darren Mercer in recognition of the completion of the Merger which is expected to be transformational for the Company. The size of the award takes into account the improved terms for the Company that were negotiated in October 2022, and also the value Mr. Mercer is delivering to the growth of the Company.

On March 6, 2023, The Company granted 48,000 shares of Common Stock to Corprominence LLC as part of the payment for their services.

On May 12, 2023, The Company granted 60,000 shares of Common Stock to certain employees. The shares were issued pursuant to the 2020 Incentive Plan and 2012 Incentive Plan.

On May 12, 2023, The Company granted 250,000 shares of Common Stock to China Strategic Investments Limited as an ex-gratia payment for the provision of corporate finance services.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

E. Issuance of Shares - (continued):

On June 23, 2023, The Company issued 65,831 shares of Common Stock to WARBERG WF IX LP as part of the exercise of warrants.

Compensation expenses in respect of shares issued to service providers and employees were recorded by the Company in line “General and administrative” expenses in the statements of operations.

On July 27, 2023, the Company issued 26,042,808 shares of Common Stock, pursuant to the conversion of 2,604.28 shares of Series A Preferred Stock under the terms of the Series A Preferred Stock Certificate of Designation (the “Series A Preferred Stock Certificate of Designation”). The Company held a special meeting of stockholders on June 7, 2023, during which shareholder approval was received for such conversion.

On July 27, 2023, the Company issued 13,167,641 shares of Common Stock which are held in escrow with the Supreme Court of the State of New York pursuant to the Order. On July 19, 2023, the Company filed a motion to vacate the Order. If the motion to vacate is granted and no judgment has been entered against the Company, the Order Shares will be returned to the Company (for further information see Note 11).

On July 31, 2023, the Company issued 1,000,000 shares of Common Stock as a payment to Hadron Group for financial services.

On August 1, 2023, The Company granted 40,000 shares of Common Stock of the Company to certain employees as part of their employment agreement.

NOTE 7 — SEGMENTS

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, operating segments and major customers in financial statements for detailing the Company’s operating segments.

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. As a result of our acquisition of GFHI on July 1, 2020, and Tingo Mobile on December 1, 2022, we currently serve the marketplace, through our operating subsidiaries, as a financial technology company (Fintech Industry) targeting the African, Middle Eastern and South East Asia marketplaces as well as other areas of the world.

During the period between June 23, 2020 and May 9, 2021, we have held a controlling interest in Micronet Ltd. (“Micronet”), and we have presented our mobile resource management (“MRM”) business operated by Micronet as a separate operating segment. As of May 9, 2021, the Company’s ownership interest was diluted and, as a result, we deconsolidated Micronet.

As of June 30, 2023, the Company has five segments. This change came with the acquisition of Tingo Foods on February 9, 2023. The Company changed its reporting structure to better reflect what the chief operating decision maker (“CODM”) is reviewing to make organizational decisions and resource allocations. Following the loss of control over Micronet, MRM is no longer a separate operating segment or reportable segment since the CODM does not review discrete financial information for the business. The Company recast the information as of June 30, 2023 to align with this presentation.

The activities of each of our reportable segments from which the Company earns revenues, records equity earnings or losses and incurs expenses are described below:

●	Verticals and Technology segment develops insurance platform for the Chinese market and have been generating revenues from insurance products in China.

●

Comprehensive Platform Service segment develops Nwassa agri-fintech marketplace platform, which enables customers in Nigeria to trade agricultural produce with customers, as well as to purchase farming inputs, to recharge airtime and data, to pay bills and utilities, to arrange insurance and to procure finance.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

●	Online Stock Trading segment develops technology investment trading platform that is currently operational in Hong Kong and Singapore.

●	Food Processing segment, which purchases crops and raw foods, before processing them into finished food products through arrangements with third party rice mills, cashew processing plants, and other food processing companies, to be sold to large food distributor and wholesaler companies (Tingo Foods was purchased by the Company in February 2023)

●	Export and Commodity Trading, where both agricultural commodities and processed foods are exported and traded on a global basis through Tingo DMCC, which operates DMCC.

The following table summarizes the financial performance of our operating segments:

	For the six months ended June 30, 2023
(USD in thousands)	Verticals and Technology (1)	Online Stock Trading (4)	Corporate and others (2)	Comprehensive Platform Service (3)	Export and Commodity Trading	Food Processing (5)	Consolidated
Revenues from external customers	$33,721	$28	$-	$463,016	$347,997	$983,652	$1,828,414
Segment operating Income (loss)	(41,054)	(4,515)	(14,744)	229,289	69,599	203,815	442,390
Other income (loss), net	(492)	(9)	-	138	-	-	(363)
Financial income (expenses), net	81	(439)	(2,088)	(17,776)	-	(1,155)	(21,377)
Consolidated profit before provision for income taxes							$420,650

(1)	Includes: (1) $1,806 Impairment of intangible assets from Guangxi Zhongtong Insurance Agency Co., Ltd, (2) $7,777 Impairment of intangible assets from GFH transaction (3) $4,814 Impairment of intangible assets from Beijing Fucheng Lianbao Technology Co. (4) $19,788 impairment of goodwill derived from GFHI acquisition. (5) $3,333 loss from All Weather’s deconsolidation (6) $1,578 of intangible assets amortization.

(2)	Corporate and others segment represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

(3)	Includes $14,488 of intangible assets amortization, derived from the Tingo Mobile merger.

(4)	Includes $1,253 Impairment of intangible assets from Magpie.

(5)	Includes $7,697 of intangible assets amortization, derived from the Tingo Foods acquisition.

	For the three months ended June 30, 2023
(USD in thousands)	Verticals and Technology (1)	Online Stock Trading (2)	Corporate and others (4)	Comprehensive Platform Service (3)	Export and Commodity Trading	Food Processing (5)	Consolidated
Revenues from external customers	$13,169	$20	$-	$209,550	$347,997	$406,433	$977,169
Segment operating Income (loss)	(37,830)	(2,814)	(4,827)	97,215	69,599	60,370	181,713
Other income (loss), net	(940)	(1)	-	153	-	-	(788)
Financial income (expenses), net	16	(392)	(1,454)	(20,119)	-	(872)	(22,821)
Consolidated profit before provision for income taxes							$158,104

(1)	Includes: (1) $1,806 Impairment of intangible assets from Guangxi Zhongtong Insurance Agency Co., Ltd, (2) $7,777 Impairment of intangible assets from GFH transaction (3) $4,814 Impairment of intangible assets from Beijing Fucheng Lianbao Technology Co. (4) $19,788 impairment of goodwill derived from GFHI acquisition. (5) $3,333 loss from All Weather’s deconsolidation (6) $782 of intangible assets amortization.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

(2)	Includes $1,253 Impairment of assets.

(3)	Includes $7,240 of intangible assets amortization, derived from the Tingo Mobile acquisition.

(4)	Corporate and others segment represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

(5)	Includes $4,619 of intangible assets amortization, derived from the Tingo Foods acquisition.

	For the six months ended June 30, 2022
(USD in thousands)	Verticals and Technology (1)	Online Stock Trading	Corporate and others (2)	Comprehensive Platform Service	Export and Commodity Trading	Food Processing	Consolidated
Revenues from external customers	$21,483	$38	$-	$-	$-	$-	$21,521
Segment operating loss	(6,090)	(6,038)	(11,612)	-	-	-	(23,740)
Other income (loss), net	807	51	(20)	-	-	-	838
Financial income (expenses), net	253	(1,043)	(299)	-	-	-	(1,089)
Consolidated loss before provision for income taxes							$(23,991)

(1)	Includes $1,591 of intangible assets amortization, derived from GFHI acquisition.
(2)	Corporate and others segment represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

	For the three months ended June 30, 2022
(USD in thousands)	Verticals and Technology (1)	Online Stock Trading	Corporate and others (2)	Comprehensive Platform Service	Export and Commodity Trading	Food Processing	Consolidated
Revenues from external customers	$11,950	$8	$-	$-	$-	$-	$11,958
Segment operating loss	(1,795)	(2,494)	(9,481)	-	-	-	(13,770)
Other income, net	632	51	-	-	-	-	683
Financial income (expenses), net	77	(564)	(680)	-	-	-	(1,167)
Consolidated loss before provision for income taxes							$(14,254)

(1)	Includes $733 of intangible assets amortization, derived from the GFHI Acquisition.
(2)	Corporate and others segment represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of June 30, 2023
(USD in thousands)	Verticals and technology	Online stock trading	Comprehensive platform service (1)	Food processing (2)	Corporate and others	Export and Commodity Trading	Consolidated
Assets related to segments	$18,245	$7,629	$907,887	$352,570	$50,860	$347,997	$1,685,188
Liabilities and redeemable Series B Preferred Stock related to segments	(6,742)	(2,664)	(559,430)	(94,488)	(219,843)	(278,398)	(1,161,565)
Total equity							$523,623

(1)	Includes $152,453 of intangible assets and $165,603 goodwill, derived from Tingo Mobile acquisition.

Includes $45,778 of deferred tax liability, derived from the Tingo Mobile acquisition and $553,035 redeemable Series B Preferred Stock.

(2)	Includes $140,077 of intangible assets and $46,246 goodwill, derived from the Tingo Foods acquisition.

Includes $42,023 of deferred tax liability, derived from the Tingo Foods acquisition.

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of December 31, 2022
(USD in thousands)	Verticals and technology (1)	Online stock trading (2)	Comprehensive platform service (3)	Corporate and others	Consolidated
Assets related to segments	$40,831	$21,077	$1,541,093	$79,357	$1,682,358
Liabilities and Series B Preferred Stock related to segments	(18,406)	(3,911)	(877,353)	(9,689)	(909,359)
Total equity					$772,999

(1)	Includes $17,009 of intangible assets and $19,788 goodwill, derived from the GFHI Acquisition.

Includes $3,125 of deferred tax liability, derived from GFHI, All Weather and Zhongtong acquisitions.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

(2)	Includes $1,226 of intangible assets.

(3)	Includes $167,143 of intangible assets and $81,459 goodwill, derived from the Tingo Mobile acquisition.

Includes $50,143 of deferred tax liability, derived from the Tingo Mobile acquisition and $553,035 redeemable Series B Preferred Stock.

NOTE 8 — TRADE ACCOUNTS RECEIVABLE, NET

For the six months ended June 30, 2023, and the fiscal year ended December 31, 2022, accounts receivable were comprised of the following:

	June 30,	December 31,
(USD in thousands)	2023	2022
Trade accounts receivable	$368,530	$14,553
Allowance for doubtful accounts	(2,508)	(3,012)
	$366,022	$11,541

Movement of allowance for doubtful accounts for the six months ended June 30, 2023 and the fiscal year ended December 31, 2022 are as follows:

(USD in thousands)	June 30, 2023	December 31, 2022
Beginning balance	$3,012	$2,606
Provision	900	618
Recovery	(816)	-
Exchange rate fluctuation	(588)	(212)
	$2,508	$3,012

NOTE 9 — OTHER CURRENT ASSETS

	June 30,	December 31,
	2023	2022
Prepaid expenses	$267	$1,019
Advance to suppliers	141,739	2,821
Deposit	285	287
Other receivables	11,688	1,701
	$153,979	$5,828

NOTE 10 — RELATED PARTIES

Current assets – related party receivables

	June 30,	December 31,
(USD in thousands)	2023	2022
Shareholders and other related parties of All Weather	$-	$4,603
Beijing Fucheng Lianbao Technology Co.	-	267
Loan to Tingo Inc.(1)	8,120	8,099
Beijing Fucheng Prospect Technology Co., Ltd.	314	-
Shareholders and other related parties of Guangxi Zhongtong	378	522
	$8,812	$13,491

(1)	Tingo’s loan- as discussed in Note 1.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Current liabilities – related parties payables

	June 30,	December 31,
(USD in thousands)	2023	2022
Beijing Century Tianyuan Business Management Co., LTD	$117	$308
Beijing Global Credit Financial Analysis Technology Co., LTD	276	-
Beijing Internet New Network Technology Development Co. LTD	292	-
Shareholders and other related parties of All Weather	-	659
Shareholders of Tingo Mobile	24,921	56,539
	$25,606	$57,506

NOTE 11 — COMMITMENT AND CONTINGENCIES

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. The following tables summarize our contractual obligations as of June 30, 2023, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

(USD in thousands)	Total	Less than 1 year	1-3 year	3-5 year	5+ year
Contractual Obligation:
Office leases commitment	$1,411	$530	$840	$41	$-
Short-term debt obligations Commitment	$165	$165	$-	$-	$-
Services Contract Commitment	$1,372	$375	$749	$248	$-
Total	$2,948	$1,070	$1,589	$289	$-

Legal Proceedings

The Company is subject to litigation arising from time to time in the ordinary course of its business.

On April 18, 2023, Altium Growth Fund, L.P., Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, Empery Asset Master Ltd., Empery Tax Efficient, L.P., and Empery Tax Efficient III, L.P. (collectively “Investors”) filed a Motion for Summary Judgment in Lieu of Complaint (“Motion”) against the Company in the Supreme Court of the State of New York, requesting that the Court order the Company to purchase certain warrants from the Investors at the Black Scholes Value of $13,426. The Investors hold various warrants (“Warrants”) issued pursuant to securities purchase agreements (“SPAs”) that the Company is to purchase at their Black Scholes Value upon the Investors’ demand and after a “Fundamental Transaction” (as defined in the Warrants). According to the Investors, the Merger described herein constituted a Fundamental Transaction. The Company initially was of the view that the Merger was not a Fundamental Transaction. However, upon further reflection, the Company concluded that the Investors were correct, and filed a response agreeing that a Fundamental Transaction had occurred, that the Investors were entitled to the Black Scholes Value of their Warrants and requested that the court enter an order directing the Company to pay the Investors accordingly. The day after the Company filed its response, the Investors claimed to rescind their demand for the Black Scholes Value of their Warrants, pursuant to a provision in the SPAs that they say entitles them to do so. After the Investors purported to rescind their demand for the Black Scholes Value of their Warrants and attempted to unilaterally withdraw their Motion, the Investors sought to exercise certain of the Warrants. The Company rejected Investors’ exercise notices and filed a counterclaim alleging that Investors did not have the right to exercise the Warrants because the Motion by which they sought to compel the Company to purchase the Warrants could not be unilaterally withdrawn and was still pending. Investors then filed an amended complaint seeking declaratory relief and unspecified “millions” in damages plus attorney’s fees, based on the Company’s failure to honor their exercise of certain of their Warrants. On July 3, 2023, the court issued the order directing the Company to deposit 13,167,641 shares with the court to serve as security for any judgment plaintiffs may obtain in the action. On July 19, 2023, the Company filed a motion to vacate the order, which is currently scheduled for September 14, 2023. The litigation is ongoing.

On June 8, 2023, two putative class action complaints were filed in the United States District Court for the District of New Jersey against the Company, Dozy Mmobuosi, Darren Mercer, and Kevin Chen. The first complaint was filed by Christopher Arbour, individually and on behalf of a class of “persons or entities that purchased or otherwise acquired Tingo securities between March 31, 2023, and June 6, 2023.” The second was filed the same day by Mark Bloedor, individually and on behalf of a class of “all investors who purchased or otherwise acquired Common Stock between December 1, 2022, and June 6, 2023.” Both complaints are based entirely on the allegations in the Hindenburg short seller report issued on June 6, 2023, following which the Company’s stock price declined by nearly 50 percent. Relying solely on the allegations in the Hindenburg report, both complaints allege defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and Rule 10b-5 promulgated thereunder, and the individual defendants violated Section 20A of the Securities Exchange Act. The Company and individual defendants deny the allegations in the complaints and intend to vigorously defend the actions. Following the publication of the Hindenburg report, the Company’s independent directors retained independent counsel to conduct an investigation of the Hindenburg allegations.

The Group has not recognized a liability in respect of the Motion and complaints because management does not believe that the Group has incurred a probable material loss by reason of any of this matter.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 12 — OPERATING LEASES

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

Lessee

The following table provides a summary of leases by balance sheet location:

Assets/liabilities	June 30,	December 31,
(USD in thousands)	2023	2022
Assets
Right-of-use assets	$1,400	$2,260

Liabilities
Lease liabilities- current portion	$834	$1,215
Lease liabilities- long term	507	905
Total Lease liabilities	$1,341	$2,120

The operating lease expenses were as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$956	$673	$479	$261

Maturities of operating lease liabilities were as follows:

(USD in thousands)	Year ended December 31,
2023*	$530
2024	559
2025	262
2026	20
2027	15
Thereafter	25
Total lease payment	1,411
Less: imputed interest	(70)
Total lease liabilities	$1,341

*	Not include operating leases with a term less than one year.

Lease term and discount rate	June 30, 2023
Weighted-average remaining lease term (years) – operating leases	1.98
Weighted average discount rate – operating leases	5.70%

Lessor

The Company leases mobile phones that classified as operating leases. The following table summarizes the components of operating lease revenue recognized during the three and six months ended June 30, 2023:

	For the six months ended June 30,	For the three months ended June 30,
Lease revenue	2023	2023
Fixed contractual payments	$216,350	$102,690

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of June 30, 2023, assuming no new or renegotiated leases or option extensions on lease agreements are executed, are as follows (dollars in thousands):

Years Ending December 31,	Future lease payments due
2023	$165,497
2024	97,930
2025	-
2026	-
2027	-
Thereafter	-

NOTE 13 — PROVISION FOR INCOME TAXES

A. Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2020 and in the three months ended June 30, 2023, and 2022. As of June 30, 2023, the operating loss carry forward were $75,952, among which there was $5,115 expiring from 2025 through 2037, and the remaining $70,837 has no expiration date.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in the three months ended June 30, 2023, and 2022. As of June 30, 2023, the operating loss carry forward was $9,330, which does not have an expiration date.

Mainland China:

The Company’s Chinese subsidiaries in China are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%. As of June 30, 2023, the operating loss carry forward was $16,957, which will expire from 2023 through 2027.

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

As of June 30, 2023, the tax loss carry forward was $18,726 for Magpie Securities Limited, and the operating loss carry forward was $6,852 for BI Intermediate Limited. Tax losses can be carried forward indefinitely until utilized.

Singapore:

Our subsidiaries incorporated in Singapore are subject to an income tax rate of 17% for taxable income earned in Singapore. Singapore does not impose a withholding tax on dividends for resident companies. In 2022, we did not incur any income tax as there was no estimated assessable profit that was subject to Singapore income tax.

As of June 30, 2023, the operating loss carry forward was $1,097.

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

As of June 30, 2023, the operating loss carry forward was $112.

Nigeria:

The Company’s Nigerian subsidiaries Tingo Mobile and Tingo Foods is governed by the tax laws of the Federal Republic of Nigeria which had a corporate tax rate of 30%. As of June 30, 2023, the operating loss carry forward were nil, which does not have an expiration date.

Dubai:

The Company operates from the Dubai Multi Commodity Centre. Tingo DMCC is subject to a corporate tax rate of 0% under specific circumstances and conditions.

B. Profit (Loss) Before Income Taxes

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022

Domestic	$(15,721)	$(9,851)	$(5,759)	$(1,153)
Foreign	436,371	(14,140)	163,863	(13,101)
Total	$420,650	$(23,991)	$158,104	$(14,254)

C. Provision for (Benefit of) Income Taxes

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022
Current
Domestic	$124	$248	$84	$246
Foreign	157,107	-	67,931	-
Total	$157,231	$248	$68,015	$246
Deferred
Domestic	$-	$-	$-	$-
Foreign	(9,536)	(1,329)	(6,234)	(251)
Total	$(9,536)	$(1,329)	$(6,234)	$(251)
Total Income tax expenses (benefit)	$147,695	$(1,081)	$61,781	$(5)

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

D. Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2023, and December 31, 2022, the Company’s deferred taxes were in respect of the following:

	June 30,	December 31,
(USD in thousands)	2023	2022
Deferred tax assets
Provisions for employee rights and other temporary differences	$153	$234
Provisions for bad debt	650	753
Net operating loss carry forward	26,771	21,839
Valuation allowance	(24,025)	(19,165)
Deferred tax assets, net of valuation allowance	3,549	3,661
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	(108,974)	(89,597)
Deferred tax assets (liabilities), net	$(105,425)	$(85,936)

NOTE 14 — IMPAIRMENT OF INTANGIBLE ASSETS

During the second quarter of 2023, the Company's management decided to forsake its involvement with All Weather and as a result, the Company is no longer consolidating All Weather. We conducted forecasting and strategic reviews and integration assessments of our Verticals and Technology segment, and with performance below expectations since acquisition, we revised internal financial projections of the business to reflect updated expectations of future financial performance. These reviews and the subsequent revisions in the projections highlighted challenges for the Verticals and Technology segment as a result of performance below expectations due to the impact of modified consumer shopping behavior in the post-COVID-19 period.

Also, on July 12, 2023, the Company made a business decision to close its online stock trading business in Hong Kong and Singapore having considered the level of losses being incurred, the ongoing challenges in the market sector, and the fact that the business is no longer core to the Company’s strategy following the acquisitions of Tingo Mobile and Tingo Foods. The Company will however continue to explore opportunities to monetize the proprietary online stock trading technology and products it has developed.

Continuing losses associated with the use of a long-lived assets were considered triggering events requiring interim impairment assessments to be performed relative to the intangible assets that had been recorded as part of these acquisitions in accordance with ASC 360-10 and ASC 350-10 which require the viewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's evaluation of recoverability is performed at the lowest level of assets group to which identifiable cash flows are largely independent of the cash flows of another asset group. Recoverability of the asset group (the Verticals and Technology segment and the Online Stock Trading segment) is measured by a comparison of the aggregate undiscounted future cash flows the asset group is expected to generate to the carrying amounts of the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss is calculated based on the excess of the carrying amount of the asset group over its fair value.

The intangible assets that are subject to impairment testing were recorded as part of the intangible assets segments and included indefinite-lived and finite-lived trade name/ trademarks, licenses and finite-lived developed technology and customer relationships. As a result of the interim impairment assessments, we recognized impairment charges for the excess of the book value over the fair value of those intangible assets in amount of $14,397 pre-tax ($11,924 after tax) to write-down these intangible assets to their respective fair values close to $0 as of June 30, 2023 related to the Verticals and Technology segment and $1,253 pre-tax ($1,253 after tax) to write-down these intangible assets to their respective fair values close to $0 as of June 30, 2023 related to the Online Stock Trading segment. The valuation methods used in the assessments included the relief-from-royalty methodology and excess earnings of the income approach for intangible assets from the acquisitions of our subsidiaries. This noncash charge was included in Impairment of long-term assets and goodwill in our consolidated statement of operations.

This testing involves estimates and significant judgments by management. We believe our estimates and assumptions used in the valuations are reasonable and appropriate to those that would be used by other market participants; however, additional adverse changes in key assumptions and actual unanticipated events and circumstances could differ substantially from those used in the valuation, and to the extent such factors result in a failure to achieve the projected cash flows used to estimate fair value, additional impairment charges could be required in the future. Therefore, although we have recorded the said impairment charges, we cannot guarantee that we will not experience asset impairments in the future.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 15 — GOODWILL

	For the six months ended June 30, 2023
(USD in thousands)	Verticals and Technology	Food Processing	Comprehensive Platform Service	Corporate and others	Online Stock Trading	Consolidated
Balance as of January 1, 2023	$19,788	$-	$81,459	$-	$-	$101,247
Impairment loss	-	-	-	-	-	-
Acquisitions in 2023	-	46,246	-	-	-	46,246
Impairment of goodwill	(19,788)	-	-	-	-	(19,788)
Adjustments to purchase price allocations	-	-	84,144	-	-	84,144
Balance as of June 30, 2023	$-	$46,246	$165,603	$-	$-	$211,849

	For the year ended December 31, 2022
(USD in thousands)	Verticals and Technology	Food Processing	Comprehensive Platform Service	Corporate and others	Online Stock Trading	Consolidated
Balance as of January 1, 2022	$19,788	$-	$-	$-	$-	$19,788
Impairment loss	-	-	-	-	-	-
Acquisitions in 2022	-	-	81,459	-	-	81,459
Balance as of December 31, 2022	$19,788	$-	$81,459	$-	$-	$101,247

ASC 350-20 “Intangibles-Goodwill and Other” requires to test goodwill (after its allocation to the company's reporting units) for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. As a result of the circumstances described in Note 14 the company decided to perform impairment test for the reporting unit to which the goodwill belongs (the Verticals and Technology segment) as of June 30, 2023.

The goodwill impairment test is performed according to the following principles:

1.	An initial qualitative assessment may be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than it is carrying amount.

2.	If the Company concludes it is more likely than not (more than 50 percent likelihood) that the fair value of the reporting unit is less than it is carrying amount, a quantitative fair value test is performed. An impairment loss is recognized to the extent that the carrying amount of a reporting unit exceeds its fair value, but not exceeding the total amount of goodwill allocated to that reporting unit.

The Company carried out a qualitative assessment which included various factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, earnings multiples, gross margin and cash flows from operating activities and other relevant factors. The circumstances mentioned above led management to believe that it is more likely than not that the fair value of the reporting unit is less than its carrying value. As a result, the fair value had to be determined as part of the quantitative assessment.

The fair value of the reporting unit was estimated in accordance with ASC 820, "Fair Value Measurements”. The Company applies assumptions that marketplace participants would consider in determining the fair value of its reporting unit. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital.

As a result of this testing, we recorded an $19,788 pre-tax non-cash impairment charge related to goodwill for the six months period ended June 30, 2023, relating to Verticals and Technology segment reporting unit, representing a full impairment charge for its goodwill balance.

NOTE 16 — SUBSEQUENT EVENTS

On July 12, 2023, the Company made a business decision to close its online stock trading business in Hong Kong and Singapore having considered the level of losses being incurred, the ongoing challenges in the market sector, and the fact that the business is no longer core to the Company’s strategy following the acquisitions of Tingo Mobile and Tingo Foods. The Company will however continue to explore opportunities to monetize the proprietary online stock trading technology and products it has developed.

On July 27, 2023, the Company issued 26,042,808 shares of Common Stock, pursuant to the conversion of 2,604.28 shares of Series A Preferred Stock under the terms of the Series A Preferred Stock Certificate of Designation. The Company held a special meeting of stockholders on June 7, 2023, during which shareholder approval was received for such conversion.

On July 27, 2023, the Company issued 13,167,641 shares of Common Stock which are held in escrow with the Supreme Court of the State of New York pursuant to the order. On July 19, 2023, the Company filed a motion to vacate the order. If the motion to vacate is granted and no judgment has been entered against the Company, the order shares will be returned to the Company (for further information see Note 11).

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

Our business is subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained or implied in this report. Except as required by law, we assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Further information on potential factors that could affect our business is described in our filing with the U.S. Securities and Exchange Commission (the “SEC”) and the risk factors included in Part II, Item IA below. Readers are also urged to carefully review and consider the various disclosures we have made below and in that report. The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes (the “Financial Statements”) included elsewhere in this Quarterly Report.

Overview

Tingo Group, Inc. is a holding company conducting financial technology business, Agri-fintech and food business through our subsidiaries and entities, both wholly owned and controlled through VIE entities, which are located mainly in Africa, Southeast Asia and the Middle East.

As of June 30, 2023, we operate in five segments and following the recent launch of a beta version of TingoPay we are adding a sixth segment: (i) verticals and technology, comprised of our operations in China where we operate our insurance brokerage business (“Verticals and Technology”); (ii) online stock trading, primarily comprised of the operation of Magpie Securities Limited (“Magpie”) through which we operate the online stock trading business, primarily out of Hong Kong and Singapore (“Online Stock Trading"); (iii) comprehensive platform service which includes the operations of Tingo Mobile Limited (“Tingo Mobile”) described below (“Comprehensive Platform Service”); (iv) food processing, where crops and raw foods are processed into finished products, through Tingo Foods PLC (“Tingo Foods”) (purchased by the Company in February 2023) (“Food Processing”); (v) export and commodity trading, where both agricultural commodities and processed foods are exported and traded on a global basis through Tingo DMCC (as defined below), which operates from the Dubai Multi Commodity Centre (the “DMCC”) (“Export and Commodity Trading”); and (vi) Consumer Super App, digital payment services and merchant services, which in partnership with Visa operates the TingoPay Super App (currently in a beta version), offering retail customers a range of services, including but not limited to online payments in their domestic or foreign currencies, as well as the ability to manage their Visa cards, pay bills, arrange insurance, arrange loans and purchase mobile telephone top-ups. TingoPay also offers businesses a range of Visa powered merchant services.

The Company recently decided to exit its operations of one of its VIEs, All Weather, which operates an insurance platform business in the Verticals and Technology segment. The Company is currently reconsidering its focus areas and subsequent to the balance sheet date made the decision to cease the operations of Magpie.

Acquisition of Tingo Mobile

Our business has changed significantly since December 1, 2022, following the completion of the acquisition of Tingo Mobile. We also consummated the significant Acquisition of Tingo Foods on February 9, 2023.

Tingo Mobile is a leading Agri-Fintech company in Africa, with a comprehensive portfolio of innovative products, including a “device as a service” smartphone and pre-loaded platform product.

Tingo Mobile’s Nwassa platform is believed to be Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology that enables users to access markets in which they operate. Using Tingo Mobile’s ecosystem, farmers can sell their produce throughout Nigeria and beyond. The ecosystem provides real-time pricing, straight from the farms, which eliminates middlemen.

Although Tingo Mobile has a large retail subscriber base, its business model is essentially a business-to-business-to-consumer model. Each of the subscribers is a member of one of a small number of cooperatives with whom we have a contractual relationship, which facilitates the distribution of Tingo Mobile smartphones into to the farmers/agri-worker users.

Our revenues from Tingo Mobile are derived from agri-tech business activities including, among other things, smart phone leasing, an agri-marketplace, airtime top ups, utility payment services, bill-pay and e-wallet, insurance products and access to finance and lending services.

On November 10, 2022, Tingo Mobile opened a new regional head office in Ghana and launched operations there, supported by an agreement with the Ashanti Investment Trust which, under the terms of the agreement, committed to enroll two million new customers in Ghana. On December 14, 2022, Tingo Mobile launched in Malawi as a strategic base from which to expand into East Africa and target neighboring countries such as Tanzania, Zambia, and Mozambique. The plans for Tingo Mobile Malawi are currently being developed.

In addition to its agri-fintech business, on December 12, 2022, we launched our global Tingo DMCC from DMCC, which is regarded as Free Trade Zone and a major global commodity trading center, to facilitate purchases and export of agricultural commodities from both its existing customer base and new customers. Through the strong relationships between Tingo Mobile and the cooperatives and other parties it deals with in Nigeria and Ghana, we have secured access to significant quantities of agricultural produce for export, including rice, wheat, millet and maize. Since its launch, Tingo DMCC has been working with the farming co-operatives contracted to Tingo Mobile to aggregate large volumes of agricultural produce for export. The first export transactions were completed in May 2023.

As a means of further expanding and strengthening the Tingo eco-system, on February 9, 2023, we acquired the entire share capital of Tingo Foods, which had already commenced food processing operations in September 2022, generating more than $400 million of revenue (prior to our acquisition) in its first four months of operations. Through Tingo Foods, we have enhanced our ability to integrate agricultural producers into the ’seed to sale’ value chain and digital ecosystem.

As part of our strategy to leverage our fintech platforms, infrastructure and the Tingo Mobile brand, we recently launched a beta version of the TingoPay Super App in partnership with Visa, which aims to improve access to digital payments and financial services and drive financial inclusion across Africa. We expect to launch the full version of TingoPay before the end of the third quarter. The launch of the Tingo Visa card, together with the new TingoPay Super App and the TingoPay business portal, opens significant global opportunities to Tingo’s subscribers, allowing secure cashless payments at more than 61 million merchants in over 200 countries through Visa’s global network, as well as the ability for business subscribers to more readily and securely accept payments from customers and other third parties. TingoPay broadens our reach outside of the agricultural sector, targeting retail customers of any age (18+) and demographic. Customers of the TingoPay Super App can make online payments in their domestic or foreign currencies, as well as manage their Visa cards, pay bills, arrange insurance, arrange loans and purchase mobile telephone top-ups.

We are aiming to be the leading fintech and agri-fintech business in Africa, before expanding into southeast Asia and certain other parts of the world, delivering financial inclusion and financial upliftment to our customers, including to rural farming communities through the Company’s agri-fintech platform and products.

Acquisition of Tingo Foods

Overview. On February 9, 2023, the Company and MICT Fintech acquired from Dozy Mmobuosi, the Tingo Mobile founder, all of the outstanding share capital of Tingo Foods, a Nigerian limited company that has operated in the food processing industry since its inception in August 2022, whereby it purchases crops and raw foods, before processing them into finished food products through arrangements with third party rice mills, cashew processing plants, and other food processing companies, to be sold to large food distributor and wholesaler companies. As part of its expansion strategy, Tingo Foods plans to fit out and operate a state-of-the-art food processing facility in the Delta State of Nigeria, which is expected to be the largest of its kind in Africa. The construction of the food processing facility is being carried out in two stages, with the first stage expected to be completed by mid-2024. We have agreed to fit out the Tingo Foods facility with the necessary processing equipment and also agreed that Tingo Foods will enter into a long-term ground lease on the facility, with lease payments to commence when the facility becomes operational.

Consideration Provided. As consideration for Tingo Foods, we issued Mr. Mmobuosi a senior secured promissory note in the principal amount of $204,000,000, bearing interest at 5.0% per annum and maturing in 24 months, and certain undertakings and obligations of the Company. For further information, reference is made to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023, as amended by Forms 8-K/A filed with the SEC on April 27, 2023 and May 10, 2023.

The following diagram illustrates the Company’s current corporate structure, including its subsidiaries and VIEs, as of June 30, 2023:

TINGO GROUP, INC Structure

Tingo Group, Inc
A Delaware Corporation
100%
Tingo Group Holdings LLC
A Delaware company
100%
MICT Telematics Ltd
An Israel company
100%
GFH Intermediate Holdings Ltd
A British Virgin Islands company
100%
MICT Management Ltd.
An Israel company
100%
MICT Fintech Limited
A BVI company
31.47%
Micronet Ltd.
An Israel company
100%
BI Intermediate (Hong Kong) Limited
100%
Tingo Foods PLC
A Nigeria company
100%
Tingo Mobile Limited
A Nigeria company
100%
TINGO PAYMENT SERVICES LIMITED
100%
Micronet Inc.
A United States company
100%
BOKEFA PETROLEUM AND GAS CO. LIMITED
A Chinese Company (WFOE)
100%
Shenzhen Magpie Information Consulting Technology Co., Ltd
A Chinese Company (WFOE)
100%
Magpie Securities Ltd
A Hong Kong company
100%
Magpie Securities (Singapore) PTE. Ltd.
A Singapore company
100%
Magpie Securities (Australia) Pty Ltd.
An Australian company
100%
Magpie Forex Limited -
A Hong Kong company
100%
TINGO DMCC A Dubai company
100%
Tingo Mobile Ghana Limited
A Ghana company
100%
Tingo Mobile Limited (Malawi)
A Malawi company
100%
Shanghai Zheng Zhong Energy Technologies Co., Ltd
A Chinese company
100%
TIANJIN BOKEFA Technology Co., Ltd
A Chinese company
24%
76%
Tianjin Dibao Technology Development Co. Ltd.
A Chinese company (VIE)
100%
Beijing Fucheng Lianbao Technology Co., Ltd
A Chinese company (VIE)
100%
Beijing Yibao Technology Co., Ltd-A Chinese company
Guangxi Zhongtong Insurance Agency Co., Ltd
A Chinese company
60%
100%
Beijing Fucheng Insurance Brokerage Co., Ltd
A Chinese company
Equity Interest
Contractual Arrangements

Reportable Segments

We report our financial performance based on the following segments: Verticals and Technology, Online Stock Trading, Comprehensive Platform Service, Food Processing and Export and Commodity Trading. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 7 – Segments of the Financial Statements. Following the acquisition of Tingo Mobile, the Company restructured its segments and prospectively applied it to all periods presented.

Verticals and Technology – this segment comprising of our operations in China where we have two VIEs through which we primarily operate, our insurance brokerage business.

Online Stock Trading – this segment comprises mainly the operation of Magpie through which we operate the business of online stock trading, located mainly in Hong Kong and Singapore.

Comprehensive Platform Service – this segment includes the operations of Tingo Mobile described above.

Food Processing - this segment includes the operations of Tingo Foods which commenced food processing operations in September 2022 and was acquired by the Company in February 2023.Tingo Foods has outsourced its processing activities to third-party food processing plants in Nigeria, for which Tingo Foods arranges the supply of raw crops, as well as the customers for the finished processed foods.

Export and Commodity Trading - this segment deals in the export and trade of agricultural commodities and processed foods on a global basis, and is operated through Tingo DMCC, which operates from the Dubai Multi Commodity Centre.

Results of Operations

Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022.

We measure our performance on a consolidated basis as well as the performance of each segment.

These business activities conducted by the Company, in combination with the completion of the above acquisitions, contributed to the following statements of operations items:

Revenues

Net revenues for the three and six months ended June 30, 2023, were $977,169,000 and $1,828,414,000, respectively, compared to $11,958,000 and $21,521,000 for the three and six months ended June 30, 2022, respectively. This represents an increase of $965,211,000 and $1,806,893,000 for the three and six months ended June 30, 2023, respectively, as compared to the same period last year, which is primarily attributable to the Tingo Mobile and Tingo Foods acquisitions, which were completed on December 1, 2022, and February 9, 2023, respectively. The U.S. Dollar reported revenues of Tingo Mobile and Tingo Foods were materially affected in the second quarter by the significant devaluation of Nigeria’s currency, which ensued following the Nigerian Government’s lifting of certain foreign exchange restrictions. The exchange rate moved from Naira 462.88 / $1.00 on June 13, 2023, to Naira 770.38 on June 30, 2023, equating to a devaluation of 66.4%. The businesses of Tingo Mobile and Tingo Foods were also temporarily adversely affected during the second quarter by the economic disruption following Nigeria’s government elections in February 2023 and the subsequent change of presidential administrations. The impact of these challenges was partly offset by the Company commencing its first export trades through Tingo DMCC in May 2023.

Cost of revenues

Cost of revenues for the three and six months ended June 30, 2023, were $631,153,000 and $1,095,544,000, respectively, compared to $9,885,000 and $18,183,000 for the three and six months ended June 30, 2022, respectively. This represents an increase of $621,268,000 and $1,077,361,000, for the three and six months ended June 30, 2023, as compared to the same period last year, which again is primarily attributable to the Tingo Mobile and Tingo Foods acquisitions and the commencement of export trades through Tingo DMCC.

Gross profit

Gross profit for the three and six months ended June 30, 2023, was $346,016,000 and $732,870,000, respectively, and represents 35% and 40% of the revenues. This is in comparison to gross profit of $2,073,000 and $3,338,000, representing 17% and 16% of the revenues, for the three and six months ended June 30, 2022, respectively, and reflects an increase of $343,943,000 and $729,532,000, for the three and six months ended June 30, 2023 as compared to the same period last year, and is again attributable to the addition of the Tingo Mobile and Tingo Foods acquisitions and Tingo DMCC. The reduction in the gross margins in the second quarter compared to the first quarter is attributable to the combined impact of the material change in the exchange rate of Nigeria’s currency against the U.S. dollar and the commencement of the Tingo DMMC export business, which targets a gross margin of between 20% and 25%.

SEGMENT RESULTS OF OPERATIONS

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022
Revenue
Verticals and Technology	$33,721,000	$21,483,000	$13,169,000	$11,950,000
Online Stock Trading	28,000	38,000	20,000	8,000
Corporate and others	-	-	-	-
Export and Commodity Trading	347,997,000	-	347,997,000
Comprehensive Platform Service	463,016,000	-	209,550,000	-
Food Processing	983,652,000	-	406,433,000	-
Total	$1,828,414,000	$21,521,000	$977,169,000	$11,958,000

Profit (loss) from operations
Verticals and Technology	$(41,054,000)	$(6,090,000)	$(37,830,000)	$(1,795,000)
Online Stock Trading	(4,515,000)	(6,038,000)	(2,814,000)	(2,494,000)
Corporate and others	(14,744,000)	(11,612,000)	(4,827,000)	(9,481,000)
Export and Commodity Trading	69,599,000	-	69,599,000	-
Comprehensive Platform Service	229,289,000	-	97,215,000	-
Food Processing	203,815,000	-	60,370,000	-
Total	$442,390,000	$(23,740,000)	$181,713,000	$(13,770,000)

Verticals and Technology

●	Net revenues related to the fintech business and insurance agency business for the three and six months ended June 30, 2023, were $13,169,000 and $33,721,000, respectively, as compared to $11,950,000 and $21,483,000 for the three and six months ended June 30, 2022, respectively, and reflects an increase of $1,219,000 and $12,238,000, for the three and six months ended June 30, 2023, as compared to the same period last year. The increase is attributable to the following factors: (1) Chinese government has eased a three-year-long restriction for COVID at the beginning of 2023, which stimulated consumption, travel and rapid business growth and; (2) The Company opened several new branches, for example in the cities of Weifang and Chengdu and; (3) The Company increased its telemarketing activity, which stimulated business growth and; (4) The Company successfully improved customer satisfaction levels, creating customer “stickiness”, and recruited additional senior business development management, which assisted to increase top line revenue.

●	Cost of revenues for the three and six months ended June 30, 2023, were $10,921,000 and $28,939,000, respectively, as compared to $9,870,000 and $18,163,000 for the three and six months ended June 30, 2022, respectively, reflecting an increase of $1,051,000 and $10,776,000, for the three and six months ended June 30, 2023, as compared to the same period last year. The increase is attributable to: (1) an increase in sales activity due to the lifting of COVID-19 restrictions and; (2) the opening of several new branches; (3) the Company increasing its telemarketing activity, and; (4) an increase in top line revenues that arose through increasing customer satisfaction levels.

●	Gross profit for the three and six months ended June 30, 2023, was $2,248,000 and $4,782,000, respectively, as compared to $2,080,000 and $3,320,000 gross profit for the three and six months ended June 30, 2022, respectively, reflecting an increase of $168,000 and $1,462,000, for the three and six months ended June 30, 2023, as compared to the same period last year. The increase is attributable to the uplift in revenues as discussed above.

●	The loss from operations related to the fintech business and insurance agency business for the three and six months ended June 30, 2023, was $37,830,000 and $41,054,000, respectively, as compared to $1,795,000 and $6,090,000 for the three and six months ended June 30, 2022, respectively, and reflects an increase of $36,035,000 and $34,964,000, for the three and six months ended June 30, 2023, respectively, as compared to the same period last year. The increase is attributable to the impairment of long-term assets and goodwill, further described in Note 14 and Note 15 to the Financial Statements, and from loss from deconsolidation of All Weather as from May 31, 2023, further described in Note 5 to the Financial Statements.

Online Stock Trading

●	Net revenues related to the Online Stock Trading platform segment for the three and six months ended June 30, 2023, were $20,000 and $28,000, respectively as compared to $8,000 and $38,000 revenues for the three and six months ended June 30, 2022, respectively and reflects an increase of $12,000 and a decrease of $10,000, for the three and six months ended June 30, 2023, respectively, as compared to the same period last year. The decrease is attributable to the general decrease in retail stock trading business as the Company reduced its marketing activity in this area and began to pivot away from this segment.

●	Cost of revenues related to the Online Stock Trading platform segment for the three and six months ended June 30, 2023, were $0 and $22,000 as compared to $15,000 and $20,000 for the three and six months ended June 30, 2022, respectively, and reflects a decrease of $15,000 and an increase of $2,000, for the three and six months ended June 30, 2023, respectively, as compared to the same period last year.

●	Gross profit (loss) related to the Online Stock Trading platform segment for the three and six months ended June 30, 2023 was $20,000 and $6,000, respectively, as compared to $(7,000) and $18,000 gross loss and profit for the three and six months ended June 30, 2022, respectively, and reflects an increase of $27,000 and decrease of $12,000, respectively, for the three and six months ended June 30, 2023 as compared to the same period last year. The variance is attributed to the combination of the decreased in revenues and the increased in the broker minimum charges.

●	The loss from operations related to the Online Stock Trading platform segment for the three and six months ended June 30, 2023, was $2,814,000 and $4,515,000, respectively, as compared to $2,494,000 and $6,038,000 for the three and six months ended June 30, 2022, respectively, and reflects an increase of $320,000 and decrease of $1,523,000, respectively, for the three and six months ended June 30, 2023, as compared to the same period last year. The change is due to the cost savings that the Company made as it reduced staff numbers, cut back on marketing activity and commenced to pivot away from the B2C retail stock trading market and explore opportunities as a B2B, white-label operator and also adapt its technology with a view to launching payment service product in the future. On July 12, 2023, the Company made a business decision to close its online stock trading business in Hong Kong and Singapore having considered the level of losses being incurred, the ongoing challenges in the market sector, and the fact that the business is no longer core to the Company’s strategy following the acquisitions of Tingo Mobile and Tingo Foods. The Company will however continue to explore opportunities to monetize the proprietary online stock trading technology and products it has developed.

Comprehensive Platform Service

●

Net revenues related to the Comprehensive Platform Service segment for the three and six months ended June 30, 2023, were $209,550,000 and $463,016,000, respectively, as compared to $0 for the three and six months ended June 30, 2022. The year-over-year increase is attributable to the Tingo Mobile acquisition which was completed on December 1, 2022.

The segment’s U.S. dollar reported net revenues for the second quarter were materially affected by the substantial devaluation of Nigeria’s currency against the U.S. dollar, following the Nigerian Government’s lifting of certain foreign exchange restrictions. This resulted in a devaluation of the Naira against the U.S. Dollar of 66.4%. Net revenues from the Nwassa agri-fintech platform were also further adversely affected in the second quarter by the economic disruption following Nigeria’s government elections in February 2023 and the subsequent change of presidential administrations. We believe the exchange rate between the Naira and U.S. Dollar has now begun to stabilize and that the actions of Nigeria’s new government will ultimately improve economic stability and deliver economic growth for the country. We also expect the net revenues from the Comprehensive Platform Service to materially benefit from the distribution of the six million new Tingo Mobile handsets that have been ordered and partlially paid and are expected to be delivered to members of the All Farmers Association of Nigeria before the end of the third quarter.

●	Cost of revenues related to the Comprehensive Platform Service segment for the three and six months ended June 30, 2023, were $87,826,000 and $185,282,000, respectively, as compared to $0 for the three and six months ended June 30, 2022. The increase is again attributable to the Tingo Mobile acquisition.

●	Gross profit related to the Comprehensive Platform Service segment for the three and six months ended June 30, 2023, was $121,724,000 and $277,734,000 respectively, representing a gross margin of 58% and 60%, respectively. The gross margin of the Comprehensive Platform Service segment fell slightly for the second quarter as compared to the first quarter due to the combination of the impact of the devaluation of the Naira against the U.S. Dollar and the adverse impact of Nigeria’s economic instability, following its recent change of presidential administrations, on Nwassa’s revenues.

●	The profit from operations related to the Comprehensive Platform Service segment for the three and six months ended June 30, 2023, was $97,215,000 and $229,289,000, respectively, as compared to nil for the three and six months ended June 30, 2022. The increase is again attributable to the Tingo Mobile acquisition. The profit from the operations of the Comprehensive Platform Service segment was lower for the second quarter compared to the first quarter, which again was due to the combination of the impact of the devaluation of the Naira against the U.S. Dollar and the adverse impact on Nwassa’s revenues arising from Nigeria’s economic instability following its recent change of presidential administrations.

Food Processing

●

Net revenues related to the Food Processing segment for the three and six months ended June 30, 2023, were $406,433,000 and $983,652,000, respectively, as compared to $0 for the three and six months ended June 30, 2022. The year-over-year increase is attributable to the Tingo Foods acquisition, which was completed on February 9, 2023, resulting in the inclusion of the revenues of Tingo Foods from the months of February and March and the full second quarter of 2023.

The segment’s net revenues for the second quarter were affected by the material devaluation of Nigeria’s currency following the Nigerian Government’s lifting of certain foreign exchange restrictions, which resulted in a devaluation of the Naira against the U.S. Dollar of 66.4%. This in turn resulted in a lower  U.S. Dollar conversion of the Naira revenue of Tingo Foods. The Food Processing segment was also further adversely affected in the second quarter by the economic disruption following Nigeria’s government elections in February 2023 and the subsequent change of presidential administrations. We believe that the exchange rate between the Naira and U.S. Dollar has now begun to stabilize and that the actions of Nigeria’s new government will ultimately improve economic stability and deliver economic growth to the country.

●	Cost of revenues related to the Foods Processing segment for the three and six months ended June 30, 2023, were $254,008,000 and $602,903,000, respectively, as compared to $0 for the three and six months ended June 30, 2022. The increase is again attributable to the Tingo Foods acquisition and the inclusion of its cost of revenues, which relate to the cost of the purchase of raw crops and the processing of those crops into finished food products from the months of February and March and the full second quarter of 2023.

●	Gross profit related to the Food Processing segment for the three and six months ended June 30, 2023, was $152,425,000 and $380,749,000, respectively, representing 37% and 39% margin. The gross margin of the Food Processing segment fell slightly for the second quarter as compared to the first quarter due to the impact of the devaluation of the Naira against the dollar and the related increases in processing costs that could not be passed on immediately to customers.

●	The profit from operations related to the Food Processing segment for the three and six months ended June 30, 2023, was $60,370,000 and $203,815,000, respectively. The increase is again attributable to the Tingo Foods acquisition. The profit from the operations of the Food Processing segment fell for the second quarter, which again was due to the combination of the impact of the devaluation of the Naira against the U.S. Dollar and the related increases in processing costs and distribution costs that could not be passed on immediately to customers.

Export and Commodity Trading

●	Net revenues related to the Export and Commodity Trading segment for both the three and six months ended June 30, 2023, were $347,997,000, as compared to $0 for the three and six months ended June 30, 2022. The increase is attributable to the commencement of sales from the Export and Commodity Trading segment in May 2023.

●	Cost of revenues related to the Export and Commodity Trading segment for both the three and six months ended June 30, 2023, was $278,398,000, as compared to $0 for the three and six months ended June 30, 2022. The increase is again attributable to the commencement of sales from the Export and Commodity Trading segment in May 2023.

●	Gross profit related to the Export and Commodity Trading segment for both the three and six months ended June 30, 2023, was $69,599,000 representing a gross profit margin of 20%.

●	The profit from operations related to the Export and Commodity Trading segment for both the three and six months ended June 30, 2023, was $69,599,000.

Selling and Marketing Expenses

Selling and marketing expenses are part of operating expenses. Selling and marketing costs for the three and six months ended June 30, 2023, were $89,139,000 and $174,207,000, respectively, as compared to expenses of $1,035,000 and $3,552,000 for the three and six months ended June 30, 2022, respectively. This represents an increase of $88,104,000 and $170,655,000, for the three and six months ended June 30, 2023, respectively, as compared to the same period last year. The increase is mainly attributable to: (1) the inclusion of the sales and marketing expenses of Tingo Foods following its acquisition, which amounted to $84,851,000 and $164,047,000 for the three and six months ended June 30, 2023, respectively; (2) the inclusion of the sales and marketing expenses of Tingo Mobile, which amounted to $4,050,000 and $$6,743,000 for the three and six months ended June 30, 2023, respectively, and; (3) offset by a decrease in the sales and marketing expenses from the Online Stock Trading business.

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the three and six months ended June 30, 2023, were $23,416,000 and $53,043,000, respectively, compared to $13,665,000 and $20,991,000 for the three and six months ended June 30, 2022, respectively. This represents an increase of $9,751,000 and $32,052,000, for the three and six months ended June 30, 2023, respectively, as compared to the same period last year. The increase is mainly as a result of: (i) the inclusion of the expenses of Tingo Foods for the five months from its date of acquisition, which amounted to $2,587,000 and $5,190,000 for the three and six months ended June 30, 2023; (ii) the inclusion of the expenses of Tingo Mobile for the three and six months, which amounted to $13,218,000 and $27,213,000, and; (iii) an increase in in share-based expenses to directors and employees in the of amount of $3,688,000 for the six months ended June 30, 2023, and; (iv) partially offset by a reduction in the cost base of the Online Stock Trading business as cut backs were made, including a reduction in staff numbers, in connection with the winding down of that business, and; (v) partially offset by a reduction in expenses in the fintech business and insurance agency business related to the deconsolidation of All Weather from May 31, 2023.

Research and Development Expenses

Research and development expenses are part of operating expenses. Research and development expenses, which mainly include wages, materials and sub-contractors, for the three and six months ended June 30, 2023, respectively, were $333,000 and $696,000, compared to $346,000 and $941,000 for the three and six months ended June 30, 2022, respectively. This represents a decrease of $13,000 and $245,000, for the three and six months ended June 30, 2023, respectively, as compared to the same period last year. The decrease is attributed to a reduction in spend on research and development activity in connection with the Online Stock Trading platform.

Impairment of long-term assets and goodwill

During the second quarter of 2023, the Company's management decided to focus its operations on our recent acquisitions of Tingo Mobile and Tingo Foods. That decision led to the decision to dispose of our interests in All Weather. As part of the decision, the Company demanded the full repayment of the loan granted to the shareholders of All Weather. As of May 31, 2023, the Company is no longer consolidating All Weather. The result of the loss from disposal appears in the statement of operations as loss from deconsolidation of subsidiaries in the amount of $3,333,000 in the period.

As result of the decision above, the Company also considered the need for impairment of its assets. We conducted forecasting and strategic reviews and integration assessments of our Verticals and Technology business, and with performance below expectations since acquisition, we revised internal financial projections of the business to reflect updated expectations of future financial performance. These reviews and the subsequent revisions in the projections highlighted challenges for the and Technology segment and Online Stock Trading segment as a result of performance below expectations due to the impact of modified consumer shopping behavior in the post-COVID-19 period.

Also, on July 12, 2023, the Company made a business decision to close its Online Stock Trading business in Hong Kong and Singapore having considered the level of losses being incurred, the ongoing challenges in the market sector, and the fact that the business is no longer core to the Company’s strategy following the acquisitions of Tingo Mobile and Tingo Foods. The Company will however continue to explore opportunities to monetize the proprietary online stock trading technology and products it has developed.

The intangible assets that are subject to impairment testing were recorded as part of the intangible assets segments and included indefinite-lived and finite-lived Trade name/ trademarks, licenses and finite-lived Developed technology and customer relationships. As a result of the interim impairment assessments, we recognized impairment charges for the excess of the book value over the fair value of those intangible assets in amount of $14,397,000 pre-tax ($11,924,000 after tax) to write-down these intangible assets to their respective fair values close to nil as of June 30, 2023 related to the Verticals and Technology segment and $1,253,000 pre-tax ($1,253,000 after tax) to write-down these intangible assets to their respective fair values close to nil as of June 30, 2023 related to the Online Stock Trading segment. The valuation methods used in the assessments included the relief-from-royalty methodology and excess earnings of the income approach for intangible assets from the acquisitions of our subsidiaries. This noncash charge was included in Impairment of long-term assets and goodwill in our consolidated statement of operations.

We also recorded an $19,788,000 pre-tax non-cash impairment charge related to goodwill for the six months period ended June 30, 2023, relating to Verticals and Technology segment reporting unit, representing a full impairment charge for its goodwill balance.

Profit from Operations

Our profit from operations for the three and six months ended June 30, 2023, was $181,713,000 and $442,390,000, respectively, compared to a loss from operations of $13,770,000 and $23,740,000, for the three and six months ended June 30, 2022, respectively. The year-over-year increase in profit from operations is mainly attributed to the acquisitions of Tingo Mobile and Tingo Foods, and the commencement of Tingo DMCC’s export activity as explained above.

Our profit from operations in the second quarter was materially affected by the impact on the revenues and profitability of Tingo Mobile and Tingo Foods from the significant devaluation of Nigeria’s currency against the U.S. Dollar, which ensued following the Nigerian Government’s lifting of certain foreign exchange restrictions. This resulted in a devaluation of the Naira of 66.4% against the U.S. Dollar. The profit from operations of Tingo Mobile and Tingo Foods, and therefore the Company, were also temporarily adversely affected during the second quarter of 2023 by the economic disruption following Nigeria’s government elections in February 2023 and the subsequent change of presidential administrations. The impact of these challenges was partly offset by the Company commencing its first export trades through Tingo DMCC in May 2023.

Financial Income (Expense), Net

Financial expenses for the three and six months ended June 30, 2023, amounted to $22,821,000 and $21,377,000, respectively, compared to $1,167,000 and $1,089,000 for the three and six months ended June 30, 2022, respectively. This represents an increase of $21,654,000 and $20,288,000 for the three and six months ended June 30, 2023, respectively, as compared to the same period last year, which is primarily due to increased borrowings and exchange rate changes.

Net Profit (Loss) Attributed to the Company

The net profit attributed to the Company for the three and six months ended June 30, 2023, amounted to $96,508,000 and $273,248,000, respectively, compared to a net loss of $14,337,000 and $23,023,000, for the three and six months ended June 30, 2022, respectively. This represents an increase of $110,845,000 and $296,271,000, for the three and six months ended June 30, 2023, respectively, as compared to the same period last year, which is primarily attributable to the acquisitions of Tingo Mobile and Tingo Foods and the commencement of export trades through Tingo DMCC, as explained above.

Our net profit attributed to the Company in the second quarter was materially affected by the impact on the revenues and net profit of Tingo Mobile and Tingo Foods from the significant devaluation of Nigeria’s currency against the U.S. Dollar, which ensued following the Nigerian Government’s lifting of certain foreign exchange restrictions. This decision resulted in a devaluation of the Naira of 66.4% against the U.S. Dollar. The profits from operations of Tingo Mobile and Tingo Foods, and therefore the Company, were also temporarily adversely affected during the second quarter by the economic disruption following Nigeria’s government elections in February 2023 and the subsequent change of presidential administrations. The impact of these challenges was partly offset by the Company commencing its first export trades through Tingo DMCC in May 2023.

Liquidity and Capital Resources

We have funded our operations with proceeds from the sales of shares of our Common Stock, which we undertook in November 2020 and February and March 2021. As of June 30, 2023, our total cash and cash equivalents balance was $53,195,000, as compared to $500,316,000 as of December 31, 2022. This reflects a decrease of $447,121,000 in cash and cash equivalents which relates to the operations of Tingo Mobile and Tingo Foods, and fluctuations of Nigerian Naira against U.S. dollar for the six months ended June 30, 2023. Notwithstanding the material levels of cash balances held by Tingo Mobile and Tingo Foods, it should be noted that the majority of the cash is held at banks in Nigeria, and there are certain foreign currency and exchange restrictions in place that limit the conversion of such cash into US Dollars and other currencies. As stated in numerous recent Company announcements, we have adopted a strategy to dollarize the business of Tingo Mobile, with the goal of generating or converting a higher portion of income in US Dollars, including through the Tingo DMCC commodity trading platform and export business, where produce is paid for primarily in Naira and sales are made primarily in US Dollars or other freely tradeable currencies; as well as through expansion into other countries that have freely tradeable currency, such as Ghana, Malawi and Dubai; and through the launch of TingoPay in partnership with Visa. In addition, the Company, with the assistance of its banks in Nigeria, is progressing applications to the Central Bank of Nigeria to convert significant amounts of its Naira cash balances into U.S. Dollars, and transfer such U.S. Dollars to the Company’s bank accounts in the U.S.

The Company’s operations are cash generative following the acquisition of Tingo Mobile and Tingo Foods. There is however the possibility that the Company may seek to raise external financing in the future, if required to fund its growth plans and expansion strategy

Even taking into account the foreign exchange restrictions on the Naira cash balances held in Tingo Mobile, based on our current operating plan we believe that our cash and cash equivalents, as of June 30, 2023, will be sufficient to fund our currently projected operating expenses for at least the next 12 months.

Change in Cash and Liquidity from March 31, 2023. The Company’s operating activities generated a net cash inflow during the period. The Company did however make several significant substantial investments and outlays into fixed assets and stock purchases, which combined with the devaluation of the Naira against the U.S. Dollar, resulted in a short-term reduction in our cash and cash equivalents from $780,153,000 as of March 31, 2023, to $53,195,000 on June 30, 2023. The change in our cash position was principally due to the following:

●

Change in the official NGN-USD exchange rate. On June 14, 2023, the Nigerian Central Bank announced that it would allow the Nigerian Naira to float against major world currencies. The effective rate of exchange increased from NGN 460.35 on March 31, 2023, to 770.38 as of June 30, 2023. Because a substantial portion of our cash balances are held in Naira but expressed in U.S. dollars, we incurred a loss on foreign exchange of $114,001,000 during the quarter.

●	Prepayment on purchase of mobile phone handsets. During the second quarter of 2023, we paid our supplier of mobile phone handsets, $434,224,000 as a prepayment toward the manufacture of six million units for distribution to new customers of Tingo Mobile, which have been and continue to be refereed by All Farmers Association of Nigeria under the terms of the trade agreement signed with them on October 20, 2022.

●

Prepayments for stock for Tingo Foods. On June 30, 2023, we prepaid the amount of $140,190,555 to All Farmers Association of Nigeria for the purchase of agricultural produce stock that was subsequently delivered, processed and sold. Taking into account the payables balance due to All Farmers Association of Nigeria on March 31, 2023, which amounted to $195,945,446, the net cash movement on the Tingo Foods account with All Farmers Association of Nigeria amounted to $336,136,001 during the second quarter, resulting in a decrease in our cash reserves of the corresponding amount.

●	Working capital funding on export trades for Tingo DMCC. During the second quarter of 2023, we self-funded agricultural stock purchases for our export business in Tingo DMCC in the amount of $225,801,657 using the exchange rate as of the date of the payment. The revenue receipts for these trades are expected to be received during the third quarter of 2023.

●	Tax Payments. During the second quarter of 2023, we paid income taxes on the taxable profits of Tingo Mobile for 2022, which amounted to NGN 73,808,855,344, together with an education tax payment in the amount of NGN 6,088,740,636, which equated to approximately $174,000,000.

Exchange Rate Fluctuations

The Nigerian Naira and the RMB represents the largest foreign currency denomination of our contractual and operational exposure. As a result, a portion of our revenue and expenses are subject to exchange rate fluctuations. We have translated the Naira and the RMB into U.S. dollars using the following average exchange rates based on data obtained from Central Bank of Nigeria:

Currency	For the six months ended June 30, 2023 average	USD exchange rate as of June 30, 2023	USD exchange rate as of December 31, 2022
Naira	481.977	770.38	448.55
RMB	6.928	7.2513	6.8972

Sales of our Securities

On February 11, 2021, the Company announced that it has entered into a securities purchase agreement with certain institutional investors for the sale of (i) 22,471,904 shares of Common Stock, (ii) 22,471,904 Series A Warrants (the “Series A Warrants”) to purchase 22,471,904 shares of Common Stock and (iii) 11,235,952 Series B Warrants (the “Series B Warrants”) to purchase 11,235,952 shares of Common Stock at a combined purchase price of $2.67 (the “February Offering”). The gross proceeds to the Company from the February Offering were expected to be approximately $60.0 million. The Series A Warrants are exercisable nine months after the date of issuance, have an exercise price of $2.80 per share and will expire five and one-half years from the date of issuance. The Series B Warrants are exercisable nine months after the date of issuance, have an exercise price of $2.80 per share and will expire three and one-half years from the date of issuance. The Company received net proceeds of $54.0 million on February 16, 2021 after deducting the placement agent’s fees and other expenses.

On March 2, 2021, the Company entered into a securities purchase agreement (the “March Purchase Agreement”) with certain investors for the purpose of raising approximately $54.0 million in gross proceeds for the Company. Pursuant to the terms of the March Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 19,285,715 shares of Common Stock, at a purchase price of $2.675 per share and in a concurrent private placement, warrants to purchase an aggregate of 19,285,715 shares of Common Stock, at a purchase price of $0.125 per warrant, for a combined purchase price per share and warrant of $2.80 which was priced at the market under Nasdaq rules. The warrants are immediately exercisable at an exercise price of $2.80 per share, subject to adjustment, and expire five years after the issuance date. The closing date for the March Purchase Agreement was on March 4, 2021. The Company received net proceeds of $48.69 million on March 4, 2021, after deducting the placement agent’s fees and other expenses.

On February 2, 2023, the Company entered into Repurchase Agreements with certain Warrant Holders. The warrants being repurchased were originally issued by the Company between November 2020 and March 2021 pursuant to three offerings of Common Stock and warrants. The exercise prices of the warrants were $3.12 in the first offering and $2.80 in the subsequent two offerings, with various expiration dates falling between August 16, 2024, and August 16, 2026. The repurchase will result in the surrender and cancellation of the warrants held by each Warrant Holder.

Pursuant to the Repurchase Agreements, the Company paid $0.15 per warrant in April 2023 and $0.10 per warrant on May 1, 2023, with each warrant having the right to convert to one share, at an aggregate amount of $6,548,115.99.

Loans Provided by the Company

On May 13, 2022, the Company and TMNA executed a loan agreement pursuant to which the Company agreed to loan TMNA (“Maker”) a sum of $3,000,000 (the “Note” and “Loan” respectively). The Loan bears an annual interest of 5%. The principal balance of the Loan and any accrued and unpaid interest due under the Note shall be due and payable on May 10, 2024. The principal balance may be prepaid at any time by Maker without penalty.

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

On May 17, 2023, the Company, and its subsidiary, Tingo DMCC executed a loan agreement pursuant to which the Company agreed to loan Tingo DMCC a sum of $1,000,000, with interest charged at a rate of 25% per annum. The principal balance of the loan and any accrued and unpaid interest shall be due and payable on May 15, 2025. The purpose of the loan is to fund the purchase of certain crops and produce, via members of the All Farmers Association of Nigeria, to fulfil purchase orders from customers based in Chad and Niger.

On May 30, 2023, the Company and its subsidiary, Tingo Group Holdings LLC executed a loan agreement pursuant to which the Company agreed to loan Tingo Group Holdings LLC a sum of $5,000,000, with interest charged at a rate of 25% per annum. The principal balance of the loan and any accrued and unpaid interest shall be due and payable on May 31, 2024. For the principal purpose of assisting Tingo Holdings with its funding costs and the consummation of certain commodities export transactions from Nigeria where a relatively small part of the costs, including for logistics and AFAN/PCX fees, require payment in US Dollars.

Working Capital

As of June 30, 2023, our working capital was $291,704,000, compared to $265,781,000 for the year ended December 31, 2022. The increase is mainly due to the increase in our trade account receivable, in relation to Tingo DMCC and Tingo Mobile, as described above. Based on our current business plan, and in view of our cash balance following the completion of the acquisition of Tingo Foods, we anticipate that our cash balances will be sufficient to permit us to conduct our operations and carry out our contemplated business plans for at least the next 12 months from the date of this Report.

	For the six months ended June 30,
	2023	2022
	USD in thousands	USD in thousands
Net Cash Provided by (Used in) Operating Activities	$68,894	$(16,544)
Net Cash Used in Investing Activities	(377,516)	(2,570)
Net Cash Used in Financing Activities	(13,833)	(736)
Translation adjustment on cash and cash equivalents and restricted cash	(125,520)	445
Cash and cash equivalents and restricted cash at beginning of period	502,549	99,036
Cash and cash equivalents and restricted cash at end of period	$54,574	$79,631

Cash Flow from Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $68,894,000, which related to net profit adjusted for non-cash expenses, primarily depreciation and amortization and share based compensation in the amount of $532,814,000, as well as (1) changes in deferred tax, net of $(9,688,000) which relates in the main to the deferred tax arising on the purchase price allocation for the acquisition of Tingo Mobile and Tingo Foods; and (2) effects of changes in working capital in the amount of $(454,232,000), which in the main relate to the acquisition and consolidation of Tingo Foods, which completed on February 9, 2023.

For the six months ended June 30, 2022, net cash used in operating activities was $(16,544,000), which primarily consists of net loss of $(23,281,000) and various non-cash items of $6,219,000, as well as (1) changes in deferred tax, net of $(1,174,000), (2) changes in trade account receivable of $5,774,000, (3) changes in trade accounts payable of (6,137,000), (4) changes in deposit held on behalf of clients of $(1,622,000), (5) changes in other current assets of $1,048,000, (6) changes in other current liabilities of $1,692,000, (7) changes in related party of $494,000, (8) changes in long-term deposit and other non-current assets of $369,000, (9) changes in right of use assets of $338,000, and (10) change in lease liabilities of $(264,000).

Cash Flow from Investing Activities

For the six months ended June 30, 2023, we had net cash used in investing activities of $(377,516,000), which consisted of the net cash provided by additional investment of the Company of $ 56,849,000, and advances and purchases of property and equipment of $(434,365,000).

For the six months ended June 30, 2022, we had net cash used in investing activities of $ (2,570,000), which consisted of (1) net cash used in investing of purchase of property and equipment of $(104,000) and (2) receipt of loan back from Micronet Ltd. of $534,000, and (3) loan to TMNA of $(3,000,000).

Cash Flow from Financing Activities

For the six months ended June 30, 2023, we had net cash used in financing activities of $ (13,833,000), which primarily consisted of: (1) repayment of loan to related party and others of $(9,831,000) and (2) repayment of short-term loan of $(154,000), and (3) repurchase of warrants $(6,548,000), and (4) exercise of warrants in amount of $2,700,000.

For the six months ended June 30, 2022, we had net cash used in financing activities of $(736,000), which solely consisted of repayment of loan to others.

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

Management believes that EBITDA reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in our business, as they exclude expenses and gains that are not reflective of our ongoing operating results. Management also believes that EBITDA is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. The Company believes EBITDA is useful to investors for the purposes of comparing our results period-to-period and alongside peers and understanding and evaluating our operating results in the same manner as our management team and board of directors.

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

	For the three months ended June 30,
Dollars in Thousands	2023	2022
Net profit (loss) attributable to Tingo Group, Inc.	$96,508	$(14,337)
Adjusted for:
Net loss attributable to non-controlling stockholders	(397)	(99)
Loss from equity investment	212	187
Income tax expenses (benefit)	61,781	(5)
Financial expenses, net	22,821	1,167
Depreciation and amortization	102,202	838
Total EBITDA attributable to Tingo Group, Inc.	$283,127	$(12,249)

	For the six months ended June 30,
Dollars in Thousands	2023	2022
Net profit (loss) attributable to Tingo Group, Inc.	$273,248	$(23,023)
Adjusted for:
Net loss attributable to non-controlling stockholders	(713)	(258)
Loss from equity investment	420	371
Income tax expenses (benefit)	147,695	(1,081)
Financial expenses, net	21,377	1,089
Depreciation and amortization	213,257	1,709
Total EBITDA attributable to Tingo Group, Inc.	$655,284	$(21,193)

Financing Needs

The Company’s operations are cash generative following the acquisition of Tingo Mobile and Tingo Foods. There is however the possibility that the Company may seek to raise external financing in the future if required to fund its growth plans and expansion strategy, for example in relation to financing the Tingo Foods share of the fit out and equipment installation at the new food processing facility, which is currently being constructed by the landowner and joint venture partner.

In the event that any external financing is required to cover the Tingo Foods share of the fit out and equipment installation at the food processing facility, which is estimated at approximately $500 million, the Company will seek to do so by raising debt funding.

Based on the Company’s current business plan, and taking into account its cash balance, accounts receivable and operating cash flows, it is anticipated that the Company’s cash balances will be sufficient to permit it to conduct operations and carry out the contemplated business plans for at least the next 12 months from the date of this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures at June 30, 2023 were effective.

Changes in Internal Control Over Financial Reporting

As permitted by SEC guidance, management has excluded from its assessment of internal control over financial reporting the internal controls related to Tingo Foods acquired on February 9, 2023. As of June 30, 2023, total assets and total operating revenues excluded from management’s assessment of internal control over financial reporting related to this Tingo Foods represented approximately 21% and 54% of the Company’s consolidated total assets and total operating revenues, respectively.

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

On April 18, 2023, the Investors filed the Motion against the Company in the Supreme Court of the State of New York (the “Court”), requesting that the Court order the Company to purchase certain Warrants from the Investors at the Black Scholes Value of $13,425,727.30. The Investors hold the Warrants issued pursuant to the SPAs that the Company is to purchase at their Black Scholes Value upon the Investors’ demand and after a “Fundamental Transaction” (as defined in the Warrants). According to the Investors, the Merger described herein constituted a Fundamental Transaction. The Company initially was of the view that the Merger was not a Fundamental Transaction. However, upon further reflection, the Company concluded that the Investors were correct, and filed a response agreeing that a Fundamental Transaction had occurred, that the Investors were entitled to the Black Scholes Value of their Warrants and requested that the Court enter an order directing the Company to pay the Investors accordingly. The day after the Company filed its response, the Investors claimed to rescind their demand for the Black Scholes Value of their Warrants, pursuant to a provision in the SPAs that they say entitles them to do so. After the Investors purported to rescind their demand for the Black Scholes Value of their Warrants and attempted to unilaterally withdraw their Motion, the Investors sought to exercise certain of the Warrants. The Company rejected Investors’ exercise notices and filed a counterclaim alleging that Investors did not have the right to exercise the Warrants because the Motion by which they sought to compel the Company to purchase the Warrants could not be unilaterally withdrawn and was still pending. Investors then filed an Amended Complaint seeking declaratory relief and unspecified “millions” in damages plus attorney’s fees, based on the Company’s failure to honor their exercise of certain of their warrants. On July 3, 2023, the Court issued an order (the “Order”) directing the Company to deposit 13,167,641 shares with the Court to serve as security for any judgment Plaintiffs may obtain in the action. On July 19, 2023, the Company filed a motion to vacate the Order, which is currently scheduled for September 14, 2023. The litigation is ongoing.

On June 8, 2023, two putative class action complaints were filed in the United States District Court for the District of New Jersey against the Company, Dozy Mmobuosi, Darren Mercer, and Kevin Chen. The first complaint was filed by Christopher Arbour, individually and on behalf of a class of “persons or entities that purchased or otherwise acquired Tingo securities between March 31, 2023, and June 6, 2023.” The second was filed the same day by Mark Bloedor, individually and on behalf of a class of “all investors who purchased or otherwise acquired Common Stock between December 1, 2022, and June 6, 2023.” Both complaints are based entirely on the allegations in the Hindenburg short seller report issued on June 6, 2023, following which the Company’s stock price declined by nearly 50 percent. Relying solely on the allegations in the Hindenburg report, both complaints allege defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and the individual defendants violated Section 20A of the Securities Exchange Act. The Company and individual defendants deny the allegations in the complaints and intend to vigorously defend the actions. Following the publication of the Hindenburg report, the Company’s independent directors retained independent counsel to conduct an investigation of the Hindenburg allegations.

Item 1A. Risk Factors.

Please refer to our note on forward-looking statements on page 29 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Forbearance Agreement with respect to Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TINGO GROUP, INC.

Date: August 31, 2023	By:	/s/ Darren Mercer
		Name:	Darren Mercer
		Title:	Chief Executive Officer

Date: August 31, 2023	By:	/s/ Kevin Chen
		Name:	Kevin Chen
		Title:	Chief Financial Officer (Principal Financial Officer)