Form 10-Q
period 2023-09-30
Tingo Group, Inc.
filed 2023-11-20
CIK 854800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2023

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

As of November 19, 2023, there were 241,952,977 issued and outstanding shares of the registrant’s common stock, $0.001 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$53,418	$500,316
Trade accounts receivable, net	359,185	11,541
Inventories	143	-
Related party receivables	8,953	13,491
Other current assets	200,405	5,828
Total current assets	622,104	531,176

Property and equipment, net	811,287	855,125
Intangible assets, net	280,935	185,407
Goodwill	211,849	101,247
Right of use assets under operating lease	1,132	2,260
Long-term deposit and other non-current assets	438	514
Deferred tax assets	-	3,661
Restricted cash escrow	1,371	2,233
Micronet Ltd. equity method investment	45	735
Total long-term assets	1,307,057	1,151,182

Total assets	$1,929,161	$1,682,358

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30, 2023	December 31, 2022
LIABILITIES, TEMPORARY EQUITY AND EQUITY

Short-term loan	$164	$460
Trade accounts payable	262,530	11,092
Deposit held on behalf of clients	498	2,528
Related party payables	57,682	57,506
Current operating lease liability	690	1,215
Other current liabilities	136,229	192,594
Total current liabilities	457,793	265,395

Long-term loan	-	377
Long-term operating lease liability	382	905
Promissory note	210,483	-
Deferred tax liabilities	105,460	89,597
Other long-term liability	640	-
Accrued severance pay	46	50
Total long-term liabilities	317,011	90,929

Commitment and Contingencies (Note 11)	-	-

Temporary equity
Series B preferred stock subject to redemption: $0.001 par value, 33,687.21 shares authorized and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	553,035	553,035

Stockholders’ Equity:
Series A preferred stock: $0.001 par value, 2,604.28 shares authorized and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	3
Common stock: $0.001 par value, 750,000,000 shares authorized, 236,270,476 and 157,599,882 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	236	158
Additional paid-in capital	949,192	889,579
Accumulated other comprehensive income (loss)	(518,948)	4,367
Accumulated earnings (deficit)	170,530	(123,463)
Tingo Group, Inc. stockholders’ equity	601,010	770,644

Non-controlling interest	312	2,355

Total stockholders’ equity	601,322	772,999

Total liabilities, temporary equity and stockholders’ equity	$1,929,161	$1,682,358

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD In Thousands, Except Share and Earnings Per Share Data)

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022

Revenues	$2,414,636	$35,278	$586,222	$13,757
Cost of revenues	1,543,880	28,746	448,336	10,563
Gross profit	870,756	6,532	137,886	3,194

Operating expenses:
Research and development	1,010	1,509	314	568
Selling and marketing	174,933	4,873	726	1,321
General and administrative	127,923	30,224	74,880	9,233
Amortization of intangible assets	35,631	2,381	11,868	787
Loss from deconsolidation of subsidiaries	3,333	-	-	-
Impairment of long-term assets and goodwill	35,438	-	-	-
Total operating expenses	378,268	38,987	87,788	11,909

Profit (loss) from operations	492,488	(32,455)	50,098	(8,715)
Other income (loss), net	414	535	777	(303)
Financial income (expenses), net	(35,021)	(718)	(13,644)	371
Profit (loss) before provision for income taxes	457,881	(32,638)	37,231	(8,647)
Income tax expenses (benefit)	164,434	(1,782)	16,739	(701)

Net profit (loss) after provision for income taxes	293,447	(30,856)	20,492	(7,946)
Loss from equity investment	(690)	(557)	(270)	(186)
Net profit (loss)	292,757	(31,413)	20,222	(8,132)
Net loss attributable to non-controlling interests	(1,236)	(719)	(523)	(461)

Net profit (loss) attributable to Tingo Group, Inc.	$293,993	$(30,694)	$20,745	$(7,671)

Profit (loss) per share attributable to Tingo Group, Inc.:
Basic profit (loss) per share	$1.69	$(0.24)	$0.11	$(0.06)
Diluted profit (loss) per share	$0.57	$(0.24)	$0.04	$(0.06)

Weighted average common shares outstanding:
Basic	173,913,223	126,184,400	196,064,571	129,566,207
Diluted	510,825,278	126,184,400	532,976,627	129,566,207

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD In Thousands)

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022

Net profit (loss)	$292,757	$(31,413)	$20,222	$(8,132)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(523,451)	(68)	1,688	(633)
Total comprehensive loss	(230,694)	(31,481)	21,910	(8,765)
Comprehensive loss attributable to non-controlling stockholders	(1,372)	(679)	(514)	(448)
Comprehensive loss attributable to Tingo Group, Inc.	$(229,322)	$(30,802)	$22,424	$(8,317)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND STOCKHOLDERS’ EQUITY

(USD In Thousands, Except Numbers of Shares)

	Series B preferred stock subject to redemption		Series A preferred stock		Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive Income	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	(Loss)	Interest	Equity
Balance, December 31, 2022	$553,035	33,687	$3	2,604	$158	157,599,882	$889,579	$(123,463)	$4,367	$2,355	$772,999
Shares issued to service providers and employees	-	-	-	-	51	51,196,569	61,867	-	-	-	61,918
Stock based compensation	-	-	-	-	-	-	59	-	-	-	59
Net profit (loss)	-	-	-	-	-	-	-	293,993	-	(1,236)	292,757
Repurchase of warrants	-	-	-	-	-	-	(6,548)	-	-	-	(6,548)
Exercising of warrants	-	-	-	-	1	1,431,217	4,258	-	-	-	4,259
Conversion of Series A preferred stock	-	-	(3)	(2,604)	26	26,042,808	(23)	-	-	-	-
Deconsolidation of subsidiaries	-	-	-	-	-	-	-	-	-	(671)	(671)
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(523,315)	(136)	(523,451)
Balance, September 30, 2023	$553,035	33,687	$-	-	$236	236,270,476	$949,192	$170,530	$(518,948)	$312	$601,322

	Series B preferred stock subject to redemption		Series A preferred stock		Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive Income	Non- controlling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	(Loss)	Interest	Equity
Balance, June 30, 2023	$553,035	33,687	$3	2,604	$165	164,968,599	$893,471	$149,785	$(520,627)	$826	$523,623
Shares issued to service providers and employees	-	-	-	-	45	44,759,069	54,180	-	-	-	54,225
Stock based compensation	-	-	-	-	-	-	5	-	-	-	5
Net profit (loss)	-	-	-	-	-	-	-	20,745	-	(523)	20,222
Warrants repurchase agreements	-	-	-	-	-	-	-	-	-	-	-
Exercising of warrants	-	-	-	-	-	500,000	1,559	-	-	-	1,559
Conversion of Series A preferred stock	-	-	(3)	(2,604)	26	26,042,808	(23)	-	-	-	-
Deconsolidation of subsidiaries	-	-	-	-	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	1,679	9	1,688
Balance, September 30, 2023	$553,035	33,687	$-	-	$236	236,270,476	$949,192	$170,530	$(518,948)	$312	$601,322

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	(Loss)	Interest	Equity
Balance, December 31, 2021	122	122,435,576	220,786	(76,394)	(414)	3,622	147,722
Shares issued to service providers and employees	7	7,130,631	3,817	-	-	-	3,824
Stock based compensation	-	-	286	-	-	-	286
Net loss	-	-	-	(30,694)	-	(719)	(31,413)
Other comprehensive income (loss)	-	-	-	-	(108)	40	(68)
Balance, September 30, 2022	129	129,566,207	224,889	(107,088)	(522)	2,943	120,351

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Non- controlling	Total Stockholders’
	Amount	Shares	Capital	Deficit	(Loss)	Interest	Equity
Balance, June 30, 2022	129	129,566,207	224,838	(99,417)	124	3,391	129,065
Stock based compensation	-	-	51	-	-	-	51
Net loss	-	-	-	(7,671)	-	(461)	(8,132)
Other Comprehensive income (loss)	-	-	-	-	(646)	13	(633)
Balance, September 30, 2022	129	129,566,207	224,889	(107,088)	(522)	2,943	120,351

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$292,757	$(31,413)

Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Impairment of long-term assets	15,650	-
Impairment of goodwill	19,788	-
Loss from deconsolidation of subsidiaries	3,333	-
Loss from equity investment	690	557
Depreciation and amortization	285,012	2,581
Provision for doubtful accounts	664	1,114
Issuance of shares for service providers and employees	61,918	3,825
Stock-based compensation	59	286
Changes in assets and liabilities:
Deferred taxes, net	(9,435)	(1,741)
Long-term deposit and other non-current assets	74	316
Right of use assets	1,128	210
Lease liabilities	(1,048)	(200)
Due to related party	45	491
Accrued interest and exchange rate differences on Short-term loan	-	(173)
Promissory note	6,486	-
Trade accounts receivable, net	(157,436)	7,681
Inventories	(143)	-
Other current assets	(193,056)	549
Trade accounts payable	57,528	(5,858)
Deposit held on behalf of client	(2,030)	(1,606)
Other current liabilities	(67,206)	2,207
Net cash provided by (used in) operating activities	314,778	(21,174)

TINGO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD In Thousands)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances and purchases of property and equipment	(711,680)	(131)
Acquisition of Tingo Foods (Appendix A)	56,849	-
Receipt of loan from related party (Micronet)	-	534
Loan to Tingo pursuant to the merger agreement	-	(3,700)
Net cash used in investing activities	(654,831)	(3,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts of loan from related party	31,208	-
Repayment of short-term loan	(154)	(723)
Repayment of loan from related party	(9,831)	-
Repurchase of warrants	(6,548)	-
Proceeds from Common shares issued for warrant exercises	4,260	-
Net cash provided by (used in) financing activities	18,935	(723)

TRANSLATION ADJUSTMENT ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(126,642)	(99)

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(447,760)	(25,293)

Cash and cash equivalents and restricted cash at beginning of the period	502,549	97,347

Cash and cash equivalents and restricted cash at end of the period	$54,789	$72,054

Supplemental disclosure of cash flow information:
Amount paid during the period for:

Interest	$24	$5
Taxes	$174,152	$254

The following table provides a reconciliation of cash and cash equivalent and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

Cash and cash equivalents at end of the period	$53,418	$69,666
Restricted cash at end of the period	1,371	2,388
Cash and cash equivalents and restricted cash at end of the period	$54,789	$72,054

Supplemental non-cash investing and financing activities

Appendix A: Acquisition of Tingo Foods

February 9, 2023
Net working capital	$14,772
Property and equipment	(12,235)
Intangible assets	(147,774)
Goodwill	(46,246)
Deferred tax liabilities	44,332
Promissory note	204,000
Net cash provided by acquisition	$56,849

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 1 — DESCRIPTION OF BUSINESS

Overview

Tingo Group, Inc. (“Tingo Group”, the “Company”, “we”, “us”, “our”) was formed as a Delaware corporation on January 31, 2002 under the name Lapis Technologies, Inc. On March 14, 2013, we changed our corporate name to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary, Enertec Systems Ltd., we changed our name to MICT, Inc. On February 27, 2023, following the merger transaction with Tingo Mobile Limited (“Tingo Mobile”), we changed our name to Tingo Group, Inc. Our shares have been listed for trading on The Nasdaq Capital Market (“Nasdaq”) since April 29, 2013 and currently trade under the symbol “TIO”.

The Company is a holding company whose principal activities are those of agri-fintech business, food processing, commodity trading and a fintech platform business. In addition, the Company is in the process of reviewing its insurance brokerage platform businesses and stock trading business and evaluating various options through to which realize shareholder value, including potential sale of licensing opportunities, as they are no longer core to the strategy of the group. Such businesses are held through a number of group entities, comprised of either wholly-owned subsidiaries or variable interest entities “VIEs”. The Company’s business changed materially on December 1, 2022, following the completion of the material acquisition of Tingo Mobile. The Company also made a further material acquisition on February 9, 2023, when it acquired Tingo Foods PLC (“Tingo Foods”). The details of the two acquisitions are described below under “Acquisition of Tingo Mobile” and “Acquisition of Tingo Foods”, respectively.

Following the completion of the above two acquisitions, and the subsequent launch of a number of new business streams, the Company has established a comprehensive agri and fintech eco-system at the core of its business model, which it continues to develop and expand. As of September 30, 2023, this eco-system, which serves farmers and the agricultural sector from ‘seed-to-sale’, is comprised of Tingo Mobile’s device-as-a-service offering and Nwassa marketplace platform; along with the Tingo Foods food processing business and the Tingo DMCC agricultural produce and food export and commodity trading business. In addition, on September 14, 2023, the Company launched the full version of its TingoPay fintech super-app in partnership with Visa.

Tingo Mobile currently leases smartphones to approximately 9.5 million farmers in Nigeria and Ghana through four agricultural cooperatives and trade partners, which includes the umbrella organization for Nigeria’s agricultural industry, the All-Farmers Association of Nigeria (“AFAN”). Tingo Mobile also operates the Nwassa USSD marketplace platform, which is preregistered on its smartphones and sim cards, and also available for other members of agricultural cooperatives and trade partners of Tingo Mobile to use on their own devices. In November 2022, Tingo Mobile signed a trade partnership with AFAN, which included a commitment from them to use best efforts to enroll a minimum of 20 million new customers with Tingo Mobile. As part of the arrangement with AFAN, Tingo Mobile ordered 6 million new smartphones from its supply partner in May 2023, which are scheduled to be delivered to AFAN’s customers in November and December 2023. In December 2022 Tingo Mobile signed a trade agreement with the Kingdom of Ashanti in Ghana, which included a commitment to enroll a minimum of 2 million new customers to Tingo Mobile and the target goal of enrolling more than 4 million new customers overall. We are also now working with the Governments of Malawi and Pakistan to roll out there, as part of our international expansion strategy.

Tingo Foods has focused to date on working with third party food processors, to produce and supply a relatively narrow range of products to several large distribution and wholesale businesses, which has created significant demand and offtake for Tingo Mobile’s Cooperatives and their farmers. Tingo Foods is also working with a joint venture construction partner to launch its own state-of-the-art food processing facility in the Delta State of Nigeria. The construction of this facility is in two phases. Our expectation is to complete construction of phase one and commence operations by mid-2024, thereby significantly increasing our processing capacity and allowing us to expand our product range.

In December 2022, we launched Tingo DMCC, an agricultural commodity and export business in partnership with the Dubai Multi Commodities Centre (DMCC). As part of the Tingo ecosystem, Tingo DMCC is already becoming a significant source of offtake of raw crops from Tingo Mobile’s Cooperatives and their farmers and is also expected to be a major customer for Tingo Foods in the future as we look to export our finished food products. As of September 30, 2023, all our export trades have been with customers in neighboring countries to Nigeria, we are however working on expanding into markets outside of Africa before the end of the year, with the goal of dollarizing all or the majority of the Company’s earnings and globalizing the business.

Following the completion of a lengthy period of testing and further development, we launched TingoPay on September 14, 2023. TingoPay is a Consumer Super App, which as part of a wide range of services, offers digital payments in partnership with Visa. In addition, TingoPay’s partnership with Visa’s enables it to offer businesses a range of merchant services. As of September 30, 2023, TingoPay’s operations were not material to the Company, and hence TingoPay was not a reportable segment (see Note 7).

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

Key Terms of Series A Preferred Stock. As part of the consideration paid by the Company to TMNA at the closing of the Merger, the Company issued 2,604.28 shares of Series A Preferred Stock which are convertible into 26,042,808 shares of Common Stock equal to approximately 20.1% of the total issued and outstanding Common Stock as calculated immediately prior to the closing of the Merger. The Company held a special meeting of stockholders on June 7, 2023, during which shareholder approval was received for the conversion of the 2,604.28 shares of Series A Preferred Stock into 26,042,808 shares of Common Stock which were issued on July 27, 2023.

Key Terms of Series B Preferred Stock. Upon approval by Nasdaq of the change of control of the company and upon the approval by our stockholders of the issuance of shares in excess of 20% of our issued and outstanding Common Stock, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of our Common Stock, calculated as of the closing date of the Merger, giving TMNA, as the holder of all shares of the Series B Preferred Stock, an aggregate ownership of 75.0% of our outstanding Common Stock, calculated as of such date. The Company’s certificate of designation for the Series B Preferred Stock provides that if such shareholder or Nasdaq approval is not obtained by June 30, 2023 (a “Trigger Event”), the holders of a majority of the then outstanding shares of Series B Preferred Stock will have the right, but not the obligation, to reduce the “Stated Value” (such term is defined in the certificate of designation as $29,684.85 per share) per share of Series B Preferred Stock in exchange for membership interests of a subsidiary of the Company and, on the date that is 90 days following such Trigger Event, the Company shall redeem all of the Series B Preferred Stock for the Stated Value (subject to any such reduction ).

On July 5, 2023, the Company entered into a forbearance agreement with TMNA under the terms of which TMNA agreed not to transfer any shares of Series B Preferred Stock, exercise any rights under the redemption provisions of the Series B Preferred Stock described above, or take any other action based on a right arising from or following a Trigger Event, until September 30, 2023.

On September 28, 2023, the Company entered into a second forbearance agreement with TMNA under the terms of which TMNA agreed not to transfer any shares of Series B Preferred Stock, exercise any rights under the redemption provisions of the Series B Preferred Stock described above, or take any other action based on a right arising from or following a Trigger Event, until December 31, 2023.

Loan to TMNA. In connection with the Merger Agreement, we also loaned $23.7 million to TMNA. The loan bears interest at 5.0% per annum and matures on May 10, 2024.

Acquisition of Tingo Foods

On February 9, 2023, the Company and MICT Fintech Ltd., an indirect wholly owned subsidiary of the Company organized under the laws of the British Virgin Islands (“Tingo Group Fintech”) purchased from Dozy Mmobuosi 100% of the ordinary shares of Tingo Foods (the “Acquisition”). Mr. Mmobuosi is the majority shareholder and Chief Executive Officer of TMNA and since September 15, 2023 serves as our Interim Co-Chief Executive Officer.

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

The assets and liabilities of the Company’s VIEs prior to intercompany adjustments included in the Company’s unaudited condensed consolidated financial statements as of September 30, 2023, and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalent	$98	$3,690
Trade accounts receivable, net	27	6,823
Related party receivables	1,920	2,001
Other current assets	191	2,278
Total current assets	2,236	14,792

Property and equipment, net	32	176
Intangible assets, net	3	5,712
Long-term deposit and other non-current assets	-	48
Right of use assets under operating lease	71	711
Restricted cash escrow	685	1,479
Deferred tax assets	-	793
Total long-term assets	791	8,919

Total assets	$3,027	$23,711

Current liabilities:
Short-term loan	$-	$286
Trade accounts payable	7	4,817
Related party payables	4,101	4,002
Current operating lease liability	60	230
Other current liabilities	25	4,515
Total current liabilities	4,193	13,850

Long-term liabilities:
Long-term loan	-	377
Long-term operating lease liability	-	257
Deferred tax liabilities	-	224
Total long-term liabilities	-	858

Total liabilities	$4,193	$14,708

Net revenues, profit (loss) from operations and net profit (loss) of the VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, and 2022 are as follows:

	For the nine months Ended	For the nine months Ended	For the three months Ended	For the three months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Net revenues	$30,285	$32,915	$-	$13,322
Profit (loss) from operations	$(17)	$(1,599)	$(312)	$722
Net profit (loss)	$(890)	$(996)	$(1,173)	$508

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Operating results for the three and nine months periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The exchange rate used for conversion balance sheet and statements of operations data from Nigerian Naira (“₦” or “Naira”) and Chinese Renminbi (“RMB”) to USD is presented below:

Currency	For the nine months ended September 30, 2023 average	USD exchange rate as of September 30, 2023	USD exchange rate as of December 31, 2022
Naira	580.23	768.76	448.55
RMB	7.034	7.296	6.8972

During the nine months ended September 30, 2023, the Naira depreciated against the USD significantly. Since the Naira is the functional currency for our major operations the effect of such depreciation was included in the currency translation adjustment as part of accumulated other comprehensive income (loss).

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

The Company exercised judgement in determining the accounting policies related to these transactions, including the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as phone leases and purchase of data.

●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.

●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

●	Estimation of variable consideration when determining the amount of revenue to recognize (i.e., separate items on NWASSA platform).

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

The Company records revenues from Tingo Foods when control is transferred to the customer upon delivery of the goods. Tingo Foods and Tingo DMCC recognizes revenue on a gross basis because the Company controls the products before they are transferred to the customers. The revenue is recognized in the financial statement in the amount of the agreed upon consideration.

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

Tingo Group’s net revenues and net profit are presented as if the acquisition date of Tingo Mobile had occurred at the beginning of the previous comparable period.

	For the nine months ended	For the nine months ended	For the three months ended	For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues	$2,414,636	$852,721	$586,222	$305,458

Net profit attributable to Tingo Group, Inc	$293,993	$166,341	$20,745	$51,851

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

Tingo Group’s net revenues and net profit are presented as if the acquisition date of Tingo Foods had occurred at the beginning of the previous comparable period.

	For the nine months ended	For the nine months ended	For the three months ended	For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues	$2,446,570	$150,424	$586,222	$128,903

Net profit attributable to Tingo Group, Inc	$296,371	$(22,035)	$20,745	$988

The revenues and net profit of Tingo Foods since the acquisition date included in the unaudited condensed consolidated statements of operations for the reporting period are $1,164,444 and $148,766, respectively.

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

During the second quarter of 2023, the Company’s management decided to focus its operations on recent acquisitions of Tingo Mobile and Tingo Foods. That decision led to abandon our interests in All Weather. As part of the decision, the Company demanded the full repayment of the loan granted to All Weather’s shareholders. As of the decision date, the Company is no longer consolidating All Weather. The Company recorded a loss from deconsolidation of All Weather of $3,333 in the consolidated statements of operations.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Note 6 — Stockholders’ Equity

A. Common Stock:

Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

On August 30, 2023 the Company’s board approved a quarterly dividend. The first dividend payment is subject to the receipt of formal approval from the Central Bank of Nigeria of its application to convert Naira into U.S. Dollar, which is expected soon. Until such time that the Company has sufficiently dollarized its business, any future dividends may also be subject to foreign exchange approval by the Central Bank of Nigeria. Holders of common stock are entitled to ratably receive dividends if and when declared from time to time by our board of directors out of funds legally available for that purpose. Under Delaware law, we can only pay dividends either out of “surplus” or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital.

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

C. Temporary equity:

As part of the consideration paid by the Company to TMNA at the closing of the Merger on December 1, 2022, the Company issued 33,687.21 shares of Series B Preferred Stock which are convertible into 336,872,138 shares of Common Stock equal to approximately 35% of the total issued and outstanding Company common stock immediately prior to the closing date of the Merger. The shares of Series B Preferred Stock will be convertible into Common Stock upon approval by Nasdaq of the change of control of the Company and upon the approval of the Company’s stockholders. The Company’s certificate of designation for the Series B Preferred Stock provides that if such shareholder or Nasdaq approval is not obtained by June 30, 2023 (a “Trigger Event”), the holders of a majority of the then outstanding shares of Series B Preferred Stock will have the right, but not the obligation, to reduce the “Stated Value” (such term is defined in the certificate of designation as $29,684.85 per share) per share of Series B Preferred Stock in exchange for membership interests of a subsidiary of the Company and, on the date that is 90 days following such Trigger Event, the Company shall redeem all of the Series B Preferred Stock for the Stated Value (subject to any such reduction ). As the redemption provisions to redeem the Series B Preferred Stock in cash is outside the control of the Company and contingent upon the approval of stockholders or Nasdaq approval of the change in control application of the Company, they are required to be presented outside of stockholders’ equity and therefore were presented as temporary equity on the face of the consolidated balance sheets.

On July 5, 2023, the Company entered into a forbearance agreement with TMNA under the terms of which TMNA agreed not to transfer any shares of Series B Preferred Stock, exercise any rights under the redemption provisions of the Series B Preferred Stock described above, or take any other action based on a right arising from or following a Trigger Event, until September 30, 2023.

On September 28, 2023, the Company entered into a second forbearance agreement with TMNA under the terms of which TMNA agreed not to transfer any shares of Series B Preferred Stock, exercise any rights under the redemption provisions of the Series B Preferred Stock described above, or take any other action based on a right arising from or following a Trigger Event, until December 31, 2023.

D. Stock Option Plan:

2012 Plan. Our 2012 Stock Incentive Plan (the “2012 Incentive Plan”) was initially adopted by the Company’s board of directors (the “Board”) on November 26, 2012, and approved by our stockholders on January 7, 2013, and subsequently amended on September 30, 2014, October 26, 2015, November 15, 2017, and November 8, 2018. Under the 2012 Incentive Plan, as amended, as of September 30, 2023 up to 5,000,000 shares of our Common Stock, are currently authorized to be issued pursuant to option awards granted thereunder, 4,194,782 shares of which have been issued or have been allocated to be issued as of December 31, 2022, and 805,218 shares remain available for future issuance as December 31, 2022. The 2012 Incentive Plan is intended as an incentive to retain directors, officers, employees, consultants and advisors to the Company, persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company, by granting to such persons options to purchase shares of Common Stock, shares of the Company’s stock, with or without restrictions, or any other share-based award. The Plan is intended as an incentive to retain in the employ of, and as directors, consultants and advisors to the Company and its subsidiaries (including any “employing company” under Section 102(a) of the Ordinance (as hereinafter defined) and any “subsidiary” within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the “Code”), collectively, the “Subsidiaries”), persons of training, experience and ability, to attract new employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries, by granting to such persons either (i) options to purchase shares of Common Stock, (the “Options”), (ii) shares of Common Stock, with or without restrictions, or (iii) any other stock-based award, granted to a grantee or an optionee (as such terms are defined below hereunder) under the 2012 Incentive Plan and any stock issued pursuant to the exercise thereof.

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

2023 Plan. The Tingo Group, Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) provides for the issuance to the Company’s officers, directors, employees, and consultants of an aggregate of 19,900,000 shares of our Common Stock in connection with common stock purchase options granted under the Incentive Plan, grants of common stock under the Incentive Plan, restricted stock units, share appreciation rights, and other equity-linked awards as more particularly set forth under the Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2023:

Options Outstanding		Options Exercisable
Number Outstanding on September 30, 2023	Weighted Average Remaining Contractual Life	Number Exercisable on September 30, 2023	Exercise Price
	Years		$
125,000	8	125,000	1.41
340,000	8	340,000	1.81
50,000	9.75	50,000	1.33
95,000	8	63,333	2.49
610,000		578,333

	For the nine months ended September 30, 2023		For the year ended December 31, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at the beginning of period:	590,000	$1.83	1,558,000	$1.74
Changes during the period:
Granted	50,000	$1.33	—	$—
Exercised	—	$—	—	$—
Forfeited	(30,000)	$1.81	(968,000)	$1.68

Options outstanding at the end of the period	610,000	$1.79	590,000	$1.83
Options exercisable at the end of the period	578,333	$1.79	434,167	$1.74

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

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: as of September 30, 2023 and December 31, 2022-87.2%-100.4%; risk-free interest rate: as of September 30, 2023 and December 31, 2022-0.99%-1.64%; and expected life: as of September 30, 2023 and December 31, 2022 -6.5-10 years.

The Company uses the simplified method to compute the expected option term for options granted. Compensation expenses in respect of our stock option plans were recorded by the Company in line “General and administrative” expenses in the statements of operations.

E. Outstanding warrants:

The Company has warrants outstanding as follows:

	Warrants Outstanding	Average Exercise Price	Remaining Contractual Life
Balance, December 31, 2022	62,863,879	$2.854	4.25
Granted	-	$-	-
Repurchase	(25,981,836)	$0.25	-
Exercised	(1,515,386)	$3.31	-
Balance, September 30, 2023	35,366,657	$2.84	3

On February 2, 2023, the Company entered into settlement and repurchase agreements (the “Repurchase Agreements”) with certain holders of the outstanding warrants over its Common Stock (“Warrant Holders”). The warrants being repurchased were originally issued by the Company between November 2020 and March 2021 pursuant to three offerings of Common Stock and warrants. The exercise prices of the warrants were $3.12 in the first offering and $2.80 in the subsequent two offerings, with various expiration dates falling between August 16, 2024, and August 16, 2026. The repurchase resulted in the surrender and cancellation of the warrants held by each Warrant Holder.

Pursuant to the Repurchase Agreements, the Company paid $0.15 per share in April 2023 and $0.10 per share on May 1, 2023, at an aggregate amount of $6,548.

F. Issuance of Shares:

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

On February 5, 2023, the Company granted 750,000 shares of Common Stock to an unrelated third party, relating to the purchase by GFH Intermediate Holdings Limited of certain software, technology and intellectual property from the beneficial owner of Data Insight Holdings Limited.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

F. Issuance of Shares - (continued):

On February 5, 2023, the Company granted 100,000 shares of Common Stock to China Strategic Investments Limited as an ex-gratia payment for the provision of corporate finance services.

On February 5, 2023, the Company granted 720,000 shares of Common Stock to certain directors and employees. The shares were issued pursuant to the 2020 Incentive Plan and 2012 Incentive Plan.

On February 5, 2023, the Company’s Board unanimously approved a grant of 3,200,000 fully vested shares of Common Stock to Mr. Darren Mercer in recognition of the completion of the Merger. The size of the award took into account the improved terms for the Company that were negotiated in October 2022, and also the value Mr. Mercer delivered to the growth of the Company.

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

On September 22, 2023, the Company granted 19,900,000 shares of Common Stock to certain of its directors, an officer, and various consultants pursuant to the 2023 Incentive Plan described above.

On September 22, 2023, the Company granted 5,000,000 shares of Common Stock to Darren Mercer, its former Chief Executive Officer, in connection with a Separation Agreement entered into between the Company and Mr. Mercer.

On September 27, 2023, the Company issued an aggregate 6,151,428 unregistered shares of its common stock to various individuals and institutions on a private basis. The shares were issued principally in connection with the exercise of warrants previously issued by the Company, in addition to fees and other obligations paid by the Company in shares.

On October 13,2023, the Company issued 5,682,501 shares of Common Stock which are held in escrow with the Supreme Court of the State of New York pursuant to the Order (for further information see Note 11).

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

As of September 30, 2023, the Company has five segments. This change came with the acquisition of Tingo Foods on February 9, 2023 and following the recent launch of TingoPay. The Company changed its reporting structure to better reflect what the chief operating decision maker (“CODM”) is reviewing to make organizational decisions and resource allocations. Following the loss of control over Micronet, MRM is no longer a separate operating segment or reportable segment since the CODM does not review discrete financial information for the business. The Company adjusted the information as of September 30, 2023, to align with this presentation and recasted previous periods to align with the current presentation.

Consumer Super App segment, represented by TingoPay does not meet all of the quantitative thresholds and its operations are immaterial, so it is not considered as reportable segments as of September 30, 2023, and hence we have five reportable segments.

The Company will reassess its reportable segments whenever a change in its operations and organizational structure occurs.

The activities of each of our five reportable segments from which the Company earns revenues, records equity earnings or losses and incurs expenses are described below:

●	Verticals and Technology segment develops insurance platform for the Chinese market and have been generating revenues from insurance products in China.

●	Comprehensive Platform Service segment develops Nwassa agri-fintech marketplace platform, which enables customers in Nigeria to trade agricultural produce with customers, as well as to purchase farming inputs, to recharge airtime and data, to pay bills and utilities, to arrange insurance and to procure finance.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

●	Online Stock Trading segment develops technology investment trading platform that is currently operational in Hong Kong and Singapore.

●	Food Processing segment, which purchases crops and raw foods, before processing them into finished food products through arrangements with third party rice mills, cashew processing plants, and other food processing companies, to be sold to large food distributor and wholesaler companies (Tingo Foods was purchased by the Company in February 2023).

●	Export and Commodity Trading, where both agricultural commodities and processed foods are exported and traded on a global basis through Tingo DMCC, which operates DMCC.

The following table summarizes the financial performance of our operating segments:

	For the nine months ended September 30, 2023
(USD in thousands)	Verticals and Technology (1)	Online Stock Trading (4)	Corporate and others (2)	Comprehensive Platform Service (3)	Export and Commodity Trading	Food Processing (5)	Consolidated
Revenues from external customers	$34,222	$48	$-	$548,044	$667,878	$1,164,444	$2,414,636
Segment operating Income (loss)	(42,454)	(5,773)	(76,451)	240,793	133,575	242,798	492,488
Other income (loss), net	285	(9)	-	138	-	-	414
Financial income (expenses), net	84	(832)	(3,426)	(29,718)	-	(1,129)	(35,021)
Consolidated profit before provision for income taxes							$457,881

(1)

Includes: (1) $1,806 impairment of intangible assets from Guangxi Zhongtong Insurance Agency Co., Ltd, (2) $7,777 impairment of intangible assets from GFHI transaction (3) $4,814 impairment of intangible assets from Beijing Fucheng Lianbao Technology Co. (4) $19,788 impairment of goodwill derived from GFHI acquisition. (5) $3,333 loss from All Weather’s deconsolidation (6) $1,578 of intangible assets amortization.

(2)	Corporate and others segment represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

(3)	Includes $21,449 of intangible assets amortization, derived from the Tingo Mobile acquisition.

(4)	Includes $1,253 impairment of intangible assets from Magpie.

(5)	Includes $12,314 of intangible assets amortization, derived from the Tingo Foods acquisition.

	For the three months ended September 30, 2023
(USD in thousands)	Verticals and Technology	Online Stock Trading	Corporate and others (2)	Comprehensive Platform Service (1)	Export and Commodity Trading	Food Processing (3)	Consolidated
Revenues from external customers	$501	$20	$-	$85,028	$319,881	$180,792	$586,222
Segment operating Income (loss)	(1,400)	(1,258)	(61,707)	11,504	63,976	38,983	50,098
Other income (loss), net	777	-	-	-	-	-	777
Financial income (expenses), net	3	(393)	(1,338)	(11,942)	-	26	(13,644)
Consolidated profit before provision for income taxes							$37,231

(1)	Includes $6,961 of intangible assets amortization, derived from the Tingo Mobile acquisition.

(2)	Corporate and others segment represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

(3)	Includes $4,617 of intangible assets amortization, derived from the Tingo Foods acquisition.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

	For the nine months ended September 30, 2022
(USD in thousands)	Verticals and Technology (1)	Online Stock Trading	Corporate and others (2)	Comprehensive Platform Service	Export and Commodity Trading	Food Processing	Consolidated
Revenues from external customers	$35,232	$46	$-	$-	$-	$-	$35,278
Segment operating loss	(8,597)	(8,121)	(15,737)	-	-	-	(32,455)
Other income (loss), net	360	156	19	-	-	-	535
Financial income (expenses), net	624	(1,043)	(299)	-	-	-	(718)
Consolidated loss before provision for income taxes							$(32,638)

(1)	Includes $2,199 of intangible assets amortization, derived from GFHI acquisition.

(2)	Corporate and others segment represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

	For the three months ended September 30, 2022
(USD in thousands)	Verticals and Technology (1)	Online Stock Trading	Corporate and others (2)	Comprehensive Platform Service	Export and Commodity Trading	Food Processing	Consolidated
Revenues from external customers	$13,749	$8	$-	$-	$-	$-	$13,757
Segment operating loss	(2,507)	(2,083)	(4,125)	-	-	-	(8,715)
Other income, net	(447)	105	39	-	-	-	(303)
Financial income (expenses), net	371	-	-	-	-	-	371
Consolidated loss before provision for income taxes							$(8,647)

(1)	Includes $733 of intangible assets amortization, derived from the GFHI Acquisition.

(2)	Corporate and others segment represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of September 30, 2023
(USD in thousands)	Verticals and technology	Online stock trading	Comprehensive platform service (1)	Food processing (2)	Corporate and others	Export and Commodity Trading	Consolidated
Assets related to segments	$15,783	$5,094	$1,156,625	$395,574	$5,873	$350,212	$1,929,161
Liabilities and redeemable Series B Preferred Stock related to segments	(8,507)	(1,430)	(699,252)	(106,958)	(226,783)	(284,909)	(1,327,839)
Total equity							$601,322

(1)	Includes $145,280 of intangible assets and $165,603 goodwill, derived from Tingo Mobile acquisition.

Includes $43,605 of deferred tax liability, derived from the Tingo Mobile acquisition and $553,035 redeemable Series B Preferred Stock.

(2)	Includes $135,459 of intangible assets and $46,246 goodwill, derived from the Tingo Foods acquisition.

Includes $40,638 of deferred tax liability, derived from the Tingo Foods acquisition.

The following table summarizes the financial statements of our balance sheet accounts of the segments:

	As of December 31, 2022
(USD in thousands)	Verticals and technology (1)	Online stock trading (2)	Comprehensive platform service (3)	Corporate and others	Consolidated
Assets related to segments	$40,831	$21,077	$1,541,093	$79,357	$1,682,358
Liabilities and Series B Preferred Stock related to segments	(18,406)	(3,911)	(877,353)	(9,689)	(909,359)
Total equity					$772,999

(1)	Includes $17,009 of intangible assets and $19,788 goodwill, derived from the GFHI Acquisition.

Includes $3,125 of deferred tax liability, derived from GFHI, All Weather and Zhongtong acquisitions.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

(2)	Includes $1,226 of intangible assets.

(3)	Includes $167,143 of intangible assets and $81,459 goodwill, derived from the Tingo Mobile acquisition.

Includes $50,143 of deferred tax liability, derived from the Tingo Mobile acquisition and $553,035 redeemable Series B Preferred Stock.

NOTE 8 — TRADE ACCOUNTS RECEIVABLE, NET

For the nine months ended September 30, 2023, and the fiscal year ended December 31, 2022, accounts receivable were comprised of the following:

	September 30,	December 31,
(USD in thousands)	2023	2022
Trade accounts receivable	$362,346	$14,553
Allowance for doubtful accounts	(3,161)	(3,012)
	$359,185	$11,541

Movement of allowance for doubtful accounts for the nine months ended September 30, 2023 and the fiscal year ended December 31, 2022 are as follows:

(USD in thousands)	September 30, 2023	December 31, 2022
Beginning balance	$3,012	$2,606
Provision	1,630	618
Recovery	(966)	-
Exchange rate fluctuation	(515)	(212)
	$3,161	$3,012

NOTE 9 — OTHER CURRENT ASSETS

	September 30,	December 31,
	2023	2022
Prepaid expenses	$156	$1,019
Advance to suppliers	193,186	2,821
Deposit	273	287
Other receivables	6,790	1,701
	$200,405	$5,828

NOTE 10 — RELATED PARTIES

Current assets – related party receivables

	September 30,	December 31,
(USD in thousands)	2023	2022
Shareholders and other related parties of All Weather	$-	$4,603
Beijing Fucheng Lianbao Technology Co.	-	267
Loan to Tingo Inc.(1)	8,219	8,099
Beijing Fucheng Prospect Technology Co., Ltd.	346	-
Shareholders and other related parties of Guangxi Zhongtong	388	522
	$8,953	$13,491

(1)	Tingo’s loan- as discussed in Note 1.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Current liabilities – related parties payables

	September 30,	December 31,
(USD in thousands)	2023	2022
Beijing Century Tianyuan Business Management Co., LTD	$174	$308
Beijing Global Credit Financial Analysis Technology Co., LTD	658	-
Beijing Internet New Network Technology Development Co. LTD	465	-
Shareholders and other related parties of All Weather	204	659
Shareholders and other related parties of Tingo Group Holdings	1,948	-
Shareholders of Tingo Mobile	54,233	56,539
	$57,682	$57,506

Agreements with Directors and Officers

On September 15, 2023, the Company and Darren Mercer, its former CEO, entered into a Separation Agreement (“Separation Agreement”), pursuant to which they agreed to end their employment relationship.  The Separation Agreement requires the Company to make a cash payment of $2,000,000 in two payments and 5,000,000 shares of common stock of the Company.  The obligations of the Company under the Separation Agreement were guaranteed by Agri-Fintech Holdings, Inc., the Company’s largest stockholder (“TMNA”), and Dozy Mmobuosi, the controlling beneficial owner of TMNA and the current co-Chief Executive Officer of the Company.  Expense in respect of the Separation Agreement was recorded by the Company in line “General and administrative” expenses in the statements of operations.

NOTE 11 — COMMITMENT AND CONTINGENCIES

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. The following tables summarize our contractual obligations as of September 30, 2023, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

(USD in thousands)	Total	Less than 1 year	1-3 year	3-5 year	5+ year
Contractual Obligation:
Office leases commitment	$1,126	$250	$835	$41	$-
Short-term debt obligations Commitment	$164	$164	$-	$-	$-
Services Contract Commitment	$1,272	$205	$811	$256	$-
Total	$2,562	$619	$1,646	$297	$-

Legal Proceedings

The Company is subject to litigation arising from time to time in the ordinary course of its business.

On April 18, 2023, Altium Growth Fund, L.P., Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, Empery Asset Master Ltd., Empery Tax Efficient, L.P., and Empery Tax Efficient III, L.P. (collectively “Investors”) filed a Motion for Summary Judgment in Lieu of Complaint (“Motion”) against the Company in the Supreme Court of the State of New York, requesting that the Court order the Company to purchase certain warrants from the Investors at the Black Scholes Value of $13,426. The Investors hold various warrants (“Warrants”) issued pursuant to securities purchase agreements (“SPAs”) that the Company is to purchase at their Black Scholes Value upon the Investors’ demand after a “Fundamental Transaction” (as defined in the Warrants). According to the Investors, the Merger described herein constituted a Fundamental Transaction. The Company initially was of the view that the Merger was not a Fundamental Transaction. However, upon further reflection, the Company concluded that the Investors were correct, and filed a response agreeing that a Fundamental Transaction had occurred, that the Investors were entitled to the Black Scholes Value of their Warrants and requested that the court enter an order directing the Company to pay the Investors accordingly. The day after the Company filed its response, the Investors claimed to rescind their demand for the Black Scholes Value of their Warrants, pursuant to a provision in the SPAs that they say entitles them to do so. After the Investors purported to rescind their demand for the Black Scholes Value of their Warrants and attempted to unilaterally withdraw their Motion, the Investors sought to exercise certain of the Warrants. The Company rejected Investors’ exercise notices and filed a counterclaim alleging that Investors did not have the right to exercise the Warrants. Investors then filed an amended complaint seeking declaratory relief and unspecified “millions” in damages plus attorney’s fees, based on the Company’s alleged failure to honor their exercise of certain of their Warrants. In accordance with an order of attachment issued by the Court, the Company has deposited 13,167,641 shares with the court to serve as security for any judgment plaintiffs may obtain in the action and has attempted to deposit an additional 5,682,501 shares. Investors seek in excess of $17,000 in alleged damages. Liability has not been determined at this juncture. The Company recognized an expense in amount of $16,591 in line “General and administrative” expenses in the statements of operations related to the issuance of the shares in July because management believe that the Group has incurred a probable material loss by reason of any of this matter.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

On June 8, 2023, two putative class action complaints were filed in the United States District Court for the District of New Jersey against the Company, Dozy Mmobuosi, Darren Mercer, and Kevin Chen (“New Jersey Class Actions”). The first complaint was filed by Christopher Arbour, individually and on behalf of a class of “persons or entities that purchased or otherwise acquired Tingo securities between March 31, 2023, and June 6, 2023.” The second was filed the same day by Mark Bloedor, individually and on behalf of a class of “all investors who purchased or otherwise acquired Common Stock between December 1, 2022, and June 6, 2023.” Both complaints are based entirely on the allegations in the Hindenburg short seller report issued on June 6, 2023, following which the Company’s stock price declined by nearly 50 percent. Relying solely on the allegations in the Hindenburg report, both complaints allege defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and Rule 10b-5 promulgated thereunder, and the individual defendants violated Section 20A of the Securities Exchange Act. The Company and individual defendants intend to vigorously defend against the inaccurate allegations claimed within the actions.

On September 28, 2023, Al Rago filed a derivative shareholder complaint on behalf of the Company against Darren Mercer, Hao Chen, Dozy Mmobuosi, Robert Benton, John Brown, Kenneth Denos, John McMillan Scott, Sir David Trippier. Like the New Jersey Class Actions, the derivative lawsuit stems from the allegations made within the Hindenburg short seller report and allegedly “seeks to remedy wrongdoing committed by Tingo’s directors and officers from December 1, 2022 through June 6, 2023…” The complaint alleges the individual defendants violated Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder, among other allegations. The lawsuit is in its infancy with the majority of the Defendants not having been served. The defendants intend to vigorously defend against the inaccurate allegations claimed with the action.

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

Lessee

The following table provides a summary of leases by balance sheet location:

Assets/liabilities	September 30,	December 31,
(USD in thousands)	2023	2022
Assets
Right-of-use assets	$1,132	$2,260

Liabilities
Lease liabilities- current portion	$690	$1,215
Lease liabilities- long term	382	905
Total Lease liabilities	$1,072	$2,120

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

The operating lease expenses were as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,166	$1,203	$210	$530

Maturities of operating lease liabilities were as follows:

(USD in thousands)	Year ended December 31,
2023*	$250
2024	556
2025	260
2026	19
2027	15
Thereafter	26
Total lease payment	1,126
Less: imputed interest	(54)
Total lease liabilities	$1,072

*	Not include operating leases with a term less than one year.

Lease term and discount rate	September 30, 2023
Weighted-average remaining lease term (years) – operating leases	1.89
Weighted average discount rate – operating leases	5.70%

Lessor

The Company leases mobile phones that classified as operating leases. The following table summarizes the components of operating lease revenue recognized during the three and nine months ended September 30, 2023:

	For the nine months ended September 30,	For the three months ended September 30,
Lease revenue	2023	2023
Fixed contractual payments	$284,570	$68,220

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

Future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of September 30, 2023, assuming no new or renegotiated leases or option extensions on lease agreements are executed, are as follows (dollars in thousands):

Years Ending December 31,	Future lease payments due
2023	$95,559
2024	157,454
2025	-
2026	-
2027	-
Thereafter	-

NOTE 13 — PROVISION FOR INCOME TAXES

A. Basis of Taxation

United States:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Act, was enacted, which significantly changed U.S. tax laws. The Act lowered the tax rate of the Company. The statutory federal income tax rate was 21% in 2020 and in the three months ended September 30, 2023, and 2022. As of September 30, 2023, the operating loss carry forward were $138,484, among which there was $5,115 expiring from 2025 through 2037, and the remaining $133,369 has no expiration date.

Israel:

The Company’s Israeli subsidiaries and associated are governed by the tax laws of the state of Israel which had a general tax rate of 23% in the three months ended September 30, 2023, and 2022. As of September 30, 2023, the operating loss carry forward was $9,821, which does not have an expiration date.

Mainland China:

The Company’s Chinese subsidiaries in China are subject to the PRC Corporate Income Tax Law (“CIT Law”) and are taxed at the statutory income tax rate of 25%. As of September 30, 2023, the operating loss carry forward was $17,310, which will expire from 2023 through 2027.

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

As of September 30, 2023, the tax loss carry forward was $19,454 for Magpie Securities Limited, and the operating loss carry forward was $7,869 for BI Intermediate Limited. Tax losses can be carried forward indefinitely until utilized.

Singapore:

Our subsidiaries incorporated in Singapore are subject to an income tax rate of 17% for taxable income earned in Singapore. Singapore does not impose a withholding tax on dividends for resident companies. In 2022, we did not incur any income tax as there was no estimated assessable profit that was subject to Singapore income tax.

As of September 30, 2023, the operating loss carry forward was $1,239.

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

As of September 30, 2023, the operating loss carry forward was $154.

Nigeria:

The Company’s Nigerian subsidiaries Tingo Mobile and Tingo Foods is governed by the tax laws of the Federal Republic of Nigeria which had a corporate tax rate of 30%. As of September 30, 2023, the operating loss carry forward were nil, which does not have an expiration date.

Dubai:

The Company operates from the Dubai Multi Commodity Centre. Tingo DMCC is subject to a corporate tax rate of 0% under specific circumstances and conditions.

B. Profit (Loss) Before Income Taxes

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022

Domestic	$(78,253)	$(13,055)	$(62,532)	$(3,204)
Foreign	536,134	(19,583)	99,763	(5,443)
Total	$457,881	$(32,638)	$37,231	$(8,647)

C. Provision for (Benefit of) Income Taxes

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022
Current
Domestic	$124	$248	$-	$-
Foreign	177,405	-	20,298	-
Total	$177,529	$248	$20,298	$-
Deferred
Domestic	$-	$-	$-	$-
Foreign	(13,095)	(2,030)	(3,559)	(701)
Total	$(13,095)	$(2,030)	$(3,559)	$(701)
Total Income tax expenses (benefit)	$164,434	$(1,782)	$16,739	$(701)

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

D. Deferred Tax Assets and Liabilities

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2023, and December 31, 2022, the Company’s deferred taxes were in respect of the following:

	September 30,	December 31,
(USD in thousands)	2023	2022
Deferred tax assets
Provisions for employee rights and other temporary differences	$27	$234
Provisions for bad debt	847	753
Net operating loss carry forward	40,348	21,839
Valuation allowance	(41,222)	(19,165)
Deferred tax assets, net of valuation allowance	-	3,661
Deferred tax liabilities
Recognition of intangible assets arising from business combinations	(105,460)	(89,597)
Deferred tax assets (liabilities), net	$(105,460)	$(85,936)

NOTE 14 — IMPAIRMENT OF INTANGIBLE ASSETS

During the second quarter of 2023, the Company’s management decided to forsake its involvement with All Weather and as a result, the Company is no longer consolidating All Weather. We conducted forecasting and strategic reviews and integration assessments of our Verticals and Technology segment, and with performance below expectations since acquisition, we revised internal financial projections of the business to reflect updated expectations of future financial performance. These reviews and the subsequent revisions in the projections highlighted challenges for the Verticals and Technology segment as a result of performance below expectations due to the impact of modified consumer shopping behavior in the post-COVID-19 period.

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

Continuing losses associated with the use of a long-lived assets were considered triggering events requiring interim impairment assessments to be performed relative to the intangible assets that had been recorded as part of these acquisitions in accordance with ASC 360-10 and ASC 350-10 which require the viewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s evaluation of recoverability is performed at the lowest level of assets group to which identifiable cash flows are largely independent of the cash flows of another asset group. Recoverability of the asset group (the Verticals and Technology segment and the Online Stock Trading segment) is measured by a comparison of the aggregate undiscounted future cash flows the asset group is expected to generate to the carrying amounts of the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss is calculated based on the excess of the carrying amount of the asset group over its fair value.

The intangible assets that are subject to impairment testing were recorded as part of the intangible assets segments and included indefinite-lived and finite-lived trade name/ trademarks, licenses and finite-lived developed technology and customer relationships. As a result of the interim impairment assessments, we recognized impairment charges for the excess of the book value over the fair value of those intangible assets in amount of $14,397 pre-tax ($11,924 after tax) to write-down these intangible assets to their respective fair values close to $nil as of September 30, 2023 related to the Verticals and Technology segment and $1,253 pre-tax ($1,253 after tax) to write-down these intangible assets to their respective fair values close to $nil as of September 30, 2023 related to the Online Stock Trading segment. The valuation methods used in the assessments included the relief-from-royalty methodology and excess earnings of the income approach for intangible assets from the acquisitions of our subsidiaries. This noncash charge was included in impairment of long-term assets and goodwill in our consolidated statement of operations.

This testing involves estimates and significant judgments by management. The Company believes its estimates and assumptions used in the valuations are reasonable and appropriate to those that would be used by other market participants; however, additional adverse changes in key assumptions and actual unanticipated events and circumstances could differ substantially from those used in the valuation, and to the extent such factors result in a failure to achieve the projected cash flows used to estimate fair value, additional impairment charges could be required in the future. The intangible assets related to the Verticals and Technology segment and the Online Stock Trading segment have been impaired and written down to nil, on the basis that certain of the operations have been ceased and the Company has not seen any recovery in the insurance business operations that are continuing. With regard to the intangible assets relating to the other segments, notwithstanding the testing the Company has undertaken, the Company cannot guarantee that it will not experience asset impairments in the future.

TINGO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Par Value Data)

NOTE 15 — GOODWILL

	For the nine months ended September 30, 2023
(USD in thousands)	Verticals and Technology	Food Processing	Comprehensive Platform Service	Corporate and others	Online Stock Trading	Consolidated
Balance as of January 1, 2023	$19,788	$-	$81,459	$-	$-	$101,247
Acquisitions in 2023	-	46,246	-	-	-	46,246
Impairment loss	(19,788)	-	-	-	-	(19,788)
Adjustments to purchase price allocations	-	-	84,144	-	-	84,144
Balance as of September 30, 2023	$-	$46,246	$165,603	$-	$-	$211,849

	For the year ended December 31, 2022
(USD in thousands)	Verticals and Technology	Food Processing	Comprehensive Platform Service	Corporate and others	Online Stock Trading	Consolidated
Balance as of January 1, 2022	$19,788	$-	$-	$-	$-	$19,788
Impairment loss	-	-	-	-	-	-
Acquisitions in 2022	-	-	81,459	-	-	81,459
Balance as of December 31, 2022	$19,788	$-	$81,459	$-	$-	$101,247

ASC 350-20 “Intangibles-Goodwill and Other” requires to test goodwill (after its allocation to the company’s reporting units) for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. As a result of the circumstances described in Note 14 the company decided to perform impairment test for the reporting unit to which the goodwill belongs (the Verticals and Technology segment) as of September 30, 2023.

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

The fair value of the reporting unit was estimated in accordance with ASC 820, “Fair Value Measurements”. The Company applies assumptions that marketplace participants would consider in determining the fair value of its reporting unit. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital.

As a result of this testing, and the decision to dispose of the Company’s interest in the All Weather insurance business in the Verticals and Technology segment, the Company recorded an $19,788 pre-tax non-cash impairment charge related to goodwill for the nine months period ended September 30, 2023, representing a full impairment charge for its goodwill balance.

NOTE 16 — SUBSEQUENT EVENTS

On October 2, 2023, the Company appointed C. Derek Campbell as an independent member of its Board of Directors.

On October 2, 2023, the Board of Directors appointed Amir Ayalon as the Company’s Chief Financial Officer. Mr. Ayalon succeeds Kevin Chen, who will remain with the Company as its Chief Financial Officer for its Asia-Pacific operations.

Effective October 1, 2023, the Company entered into a 2-year Consulting Agreement with Mr. Ayalon. The Agreement provides for base compensation of $500,000 per annum, together with bonuses of up to the amount of his base compensation as then in effect, as well as equity incentives of not less than $2.5 million per annum. If Mr. Ayalon’s consultancy is terminated without cause, he will be entitled to a termination fee equal to his annual base compensation then in effect, together with any accrued but unpaid bonus.

On November 11, 2023, Amir Ayalon notified us of his decision to resign as our Chief Financial Officer, effective immediately, for personal reasons. In connection with the resignation of Mr. Ayalon, Kenneth Denos and Dozy Mmobuosi, our interim co-Chief Executive Officers were appointed as our interim co-Principal Financial and Accounting Officers, effective November 13, 2023.

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

Overview

Tingo Group, Inc. (“Tingo Group”, the “Company”, “we”, “us”, “our”) was formed as a Delaware corporation on January 31, 2002 under the name Lapis Technologies, Inc. On March 14, 2013, we changed our corporate name to Micronet Enertec Technologies, Inc. On July 13, 2018, following the sale of our former subsidiary, Enertec Systems Ltd., we changed our name to MICT, Inc. On February 27, 2023, following the merger transaction with Tingo Mobile Limited (“Tingo Mobile”), we changed our name to Tingo Group, Inc. Our shares have been listed for trading on The Nasdaq Capital Market (“Nasdaq”) since April 29, 2013 and currently trade under the symbol “TIO”.

The Company is a holding company whose principal activities are those of agri-fintech business, food processing, commodity trading and a fintech platform business. In addition, the Company is in the process of reviewing its insurance brokerage platform businesses and stock trading business and evaluating various options through to which realize shareholder value, including potential sale of licensing opportunities, as they are no longer core to the strategy of the group. Such businesses are held through a number of group entities, comprised of either wholly-owned subsidiaries or variable interest entities “VIEs”. The Company’s business changed materially on December 1, 2022, following the completion of the material acquisition of Tingo Mobile. The Company also made a further material acquisition on February 9, 2023, when it acquired Tingo Foods PLC (“Tingo Foods”). The details of the two acquisitions are described below under “Acquisition of Tingo Mobile” and “Acquisition of Tingo Foods”, respectively.

Following the completion of the above two acquisitions, and the subsequent launch of a number of new business streams, the Company has established a comprehensive agri and fintech eco-system at the core of its business model, which it continues to develop and expand. As of September 30, 2023, this eco-system, which serves farmers and the agricultural sector from ‘seed-to-sale’, is comprised of Tingo Mobile’s device-as-a-service offering and Nwassa marketplace platform; along with the Tingo Foods food processing business and the Tingo DMCC agricultural produce and food export and commodity trading business. In addition, on September 14, 2023, the Company launched the full version of its TingoPay fintech super-app in partnership with Visa.

Tingo Mobile currently leases smartphones to approximately 9.5 million farmers in Nigeria and Ghana through four agricultural cooperatives and trade partners, which includes the umbrella organization for Nigeria’s agricultural industry, the All-Farmers Association of Nigeria (“AFAN”). Tingo Mobile also operates the Nwassa USSD marketplace platform, which is preregistered on its smartphones and sim cards, and also available for other members of agricultural cooperatives and trade partners of Tingo Mobile to use on their own devices. In November 2022, Tingo Mobile signed a trade partnership with AFAN, which included a commitment from them to use best efforts to enroll a minimum of 20 million new customers with Tingo Mobile. As part of the arrangement with AFAN, Tingo Mobile ordered 6 million new smartphones from its supply partner in May 2023, which are scheduled to be delivered to AFAN’s customers in November and December 2023. In December 2022 Tingo Mobile signed a trade agreement with the Kingdom of Ashanti in Ghana, which included a commitment to enroll a minimum of 2 million new customers to Tingo Mobile and the target goal of enrolling more than 4 million new customers overall. We are also now working with the Governments of Malawi and Pakistan to roll out there, as part of our international expansion strategy.

Tingo Foods has focused to date on working with third party food processors, to produce and supply a relatively narrow range of products to several large distribution and wholesale businesses, which has created significant demand and offtake for Tingo Mobile’s Cooperatives and their farmers. Tingo Foods is also working with a joint venture construction partner to launch its own state-of-the-art food processing facility in the Delta State of Nigeria. The construction of this facility is in two phases. Our expectation is to complete construction of phase one and commence operations by mid-2024, thereby significantly increasing our processing capacity and allowing us to expand our product range.

In December 2022, we launched Tingo DMCC, an agricultural commodity and export business in partnership with the Dubai Multi Commodities Centre (DMCC). As part of the Tingo ecosystem, Tingo DMCC is already becoming a significant source of offtake of raw crops from Tingo Mobile’s Cooperatives and their farmers and is also expected to be a major customer for Tingo Foods in the future as we look to export our finished food products. As of September 30, 2023, all our export trades have been with customers in neighboring countries to Nigeria, we are however working on expanding into markets outside of Africa before the end of the year, with the goal of dollarizing all or the majority of the Company’s earnings and globalizing the business.

Following the completion of a lengthy period of testing and further development, we launched TingoPay on September 14, 2023. TingoPay is a Consumer Super App, which as part of a wide range of services, offers digital payments in partnership with Visa. In addition, TingoPay’s partnership with Visa’s enables it to offer businesses a range of merchant services. As of September 30, 2023, TingoPay’s operations were not material to the Company, and hence TingoPay was not a reportable segment (see Note 7).

Acquisition of Tingo Mobile

Our business has changed significantly since December 1, 2022, following the completion of the acquisition of Tingo Mobile. We also consummated the significant Acquisition of Tingo Foods on February 9, 2023.

Tingo Mobile is a leading Agri-Fintech company in Africa, with a comprehensive portfolio of innovative products, including a “device as a service” smartphone and a range of agri-fintech and fintech platforms.

Tingo Mobile’s Nwassa USSD platform is believed to be Africa’s leading digital agriculture ecosystem, which empowers farmers and agri-businesses by using proprietary technology to enable them to better access the markets in which they operate, thereby protecting them from exploitation by middleman. Through Tingo Mobile’s ecosystem, farmers can sell their produce throughout Nigeria and elsewhere, while gaining a higher degree of control over pricing.

Although Tingo Mobile has a large retail subscriber base, its business model is essentially a business-to-business-to-consumer model. Each of the subscribers, who are mainly farmers, is a member of one of a small number of cooperatives with whom we have a contractual relationship. The cooperatives and their representatives, promote Tingo Mobile to their members, including through the distribution of Tingo Mobile smartphones and by teaching and assisting them with using Tingo Mobile’s Nwassa platform.

Our revenues from Tingo Mobile are derived from agri-tech business activities including, among other things, smart phone leasing, transacting over an agri-marketplace, airtime top ups, utility payment services, bill-pay and e-wallet, insurance products and access to finance and lending services.

On November 10, 2022, Tingo Mobile opened a new regional head office in Ghana and launched operations there, supported by an agreement with the Ashanti Investment Trust which, under the terms of the agreement, committed to enroll two million new customers in Ghana. On December 14, 2022, Tingo Mobile launched in Malawi as a strategic base from which to expand into East Africa and target neighboring countries such as Tanzania, Zambia, and Mozambique. The plans for Tingo Mobile Malawi are currently being developed with the cooperation of Malawi’s Government.

In addition to its agri-fintech business, on December 12, 2022, we launched our global Tingo DMCC from DMCC, which is regarded as Free Trade Zone and a major global commodity trading center, to facilitate purchases and export of agricultural commodities from both its existing customer base and new customers. Through the strong relationships between Tingo Mobile and the cooperatives and other parties it deals with in Nigeria and Ghana, we have secured access to significant quantities of agricultural produce for export, including rice, wheat, millet and maize. Since its launch, Tingo DMCC has been working with the farming co-operatives contracted to Tingo Mobile to aggregate large volumes of agricultural produce for export. The first export transactions were completed in May 2023, where a number of export sales were made from Nigeria to two of its neighboring countries.

As a means of further expanding and strengthening the Tingo eco-system, on February 9, 2023, we acquired the entire share capital of Tingo Foods, which had already commenced food processing operations in September 2022, generating more than $400 million of revenue (prior to our acquisition) in its first four months of operations. Through Tingo Foods, we have enhanced our ability to integrate agricultural producers into the ‘seed to sale’ value chain and digital ecosystem.

As part of our strategy to leverage our fintech platforms, infrastructure and the Tingo Mobile brand, we launched a beta version of the TingoPay Super App on February 13, 2023, in partnership with Visa, followed by the launch of the full version on September 14, 2023. The launch of the Tingo Visa card, together with the new TingoPay Super App and the TingoPay business portal, opens significant global opportunities to Tingo’s subscribers, allowing secure cashless payments at more than 61 million merchants in over 200 countries through Visa’s global network, as well as the ability for business subscribers to more readily and securely accept payments from customers and other third parties. TingoPay broadens our reach outside of the agricultural sector, targeting retail customers of any age (adult) and demographic. Customers of the TingoPay Super App can make online payments in their domestic or foreign currencies, as well as manage their Visa cards, pay bills, arrange insurance, arrange loans and purchase mobile telephone top-ups.

We are aiming to be the leading fintech and agri-fintech business in Africa. We also have plans to expand into southeast Asia and certain other parts of the world, delivering financial inclusion and financial upliftment to our customers, including to rural farming communities through the Company’s agri-fintech platform and products. On October 24, 2023, as part of these plans, we signed a non-binding memorandum of understanding with the Khyber Pakhtunkhwa Information Technology Board (“KPITB”) to launch and roll out the Company’s business and service offerings across Pakistan.

Acquisition of Tingo Foods

Overview. On February 9, 2023, the Company and MICT Fintech acquired from Dozy Mmobuosi, the Tingo Mobile founder, all of the outstanding share capital of Tingo Foods, a Nigerian limited company that has operated in the food processing industry since its inception in August 2022, whereby it purchases crops and raw foods, before processing them into finished food products through arrangements with third party rice mills, cashew processing plants, and other food processing companies, and then sells them to large food distributor and wholesaler companies. As part of its expansion strategy, Tingo Foods plans to fit out and operate a state-of-the-art food processing facility in the Delta State of Nigeria, which is expected to be the largest of its kind in Africa. The construction of the food processing facility is being carried out in two stages, with the first stage expected to be completed by mid-2024. We have agreed to fit out the Tingo Foods facility with the necessary processing equipment and also agreed that Tingo Foods will enter into a long-term ground lease on the facility, with lease payments to commence when the facility becomes operational.

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

The following diagram illustrates the Company’s current corporate structure, including its subsidiaries and VIEs, as of September 30, 2023:

TINGO GROUP, INC Structure

Tingo Group, Inc
A Delaware Corporation
100%
Tingo Group Holdings LLC
A Delaware company
100%
MICT Telematics Ltd
An Israel company
100%
MICT Management Ltd.
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
60%
Guangxi Zhongtong Insurance Agency Co., Ltd
A Chinese company
100%
Beijing Fucheng Insurance Brokerage Co., Ltd
A Chinese company
Equity Interest
Contractual Arrangements

Reportable Segments

We report our financial performance based on the following five segments: Verticals and Technology, Online Stock Trading, Comprehensive Platform Service, Food Processing and Export and Commodity Trading. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 7 – Segments of the Financial Statements. Following the acquisition of Tingo Mobile, the Company restructured its segments and prospectively applied it to all periods presented.

Verticals and Technology – this segment comprising of our insurance brokerage platform operations in China which are held in two VIEs and other subsidiaries.

Online Stock Trading – this segment comprises mainly the financial services business and stock trading platform of Magpie, located mainly in Hong Kong and Singapore.

Comprehensive Platform Service – this segment includes the operations of Tingo Mobile, including its mobile leasing activities and its Nwassa agri-fintech marketplace platform, as described above.

Food Processing - this segment includes the operations of Tingo Foods which commenced food processing operations in September 2022 and was acquired by the Company in February 2023. While it is waiting for construction to be completed on its own food processing facility, Tingo Foods currently outsources its food processing requirements to third-party food processors in Nigeria, for which Tingo Foods arranges the supply of raw crops. Tingo Foods sells the finished foods and arranges for their delivery to distributors and wholesalers.

Export and Commodity Trading - this segment deals in the export and trade of agricultural commodities internationally through its subsidiary, Tingo DMCC, which operates from the Dubai Multi Commodity Centre.

Results of Operations

Three and Nine months Ended September 30, 2023, Compared to Three and Nine months Ended September 30, 2022.

We measure our performance on a consolidated basis as well as the performance of each segment.

These business activities conducted by the Company, in combination with the completion of the above acquisitions, contributed to the following statements of operations items:

Revenues

Net revenues for the three and nine months ended September 30, 2023, were $586,222,000 and $2,414,636,000, respectively, compared to $13,757,000 and $35,278,000 for the three and nine months ended September 30, 2022, respectively. The increase of $572,465,000 and $2,379,358,000 for the three and nine months ended September 30, 2023, respectively, is primarily attributable to the Tingo Mobile and Tingo Foods acquisitions, which were completed on December 1, 2022, and February 9, 2023, respectively and the commencement of export trades through Tingo DMCC.

The U.S. Dollar reported revenues of Tingo Mobile and Tingo Foods were materially affected in the second quarter of 2023, and then to an even greater degree in the third quarter of 2023, by the significant devaluation of Nigeria’s currency, which ensued following the Nigerian Government’s lifting of certain foreign exchange restrictions. The exchange rate moved from Naira 462.88 / $1.00 on June 13, 2023, to Naira 768.76 / $1.00 on September 30, 2023, which led to a decrease of 39.43% in the U.S. Dollar reported revenues of both Tingo Mobile and Tingo Foods for the third quarter, compared to the level that would have been recorded if calculated at the June 13, 2023 pre-devaluation exchange rate.

The businesses of Tingo Mobile and Tingo Foods, and their respective revenues, were also temporarily adversely affected during the second quarter by the economic disruption following Nigeria’s government elections in February 2023 and subsequent change of presidential administrations. The businesses were then affected further, and to an even greater degree, by the adverse publicity and loss of customer confidence created by the short seller report against the Company on June 6, 2023.

The business of Tingo DMCC was also adversely impacted by the adverse publicity and loss of customer confidence created by the short seller report, which resulted in a delay in several export orders.

Cost of revenues

Cost of revenues for the three and nine months ended September 30, 2023, were $448,336,000 and $1,543,880,000, respectively, compared to $10,563,000 and $28,746,000 for the three and nine months ended September 30, 2022, respectively. The increase of $437,773,000 and $1,515,134,000, for the three and nine months ended September 30, 2023, as compared to the same period last year, is primarily attributable to the Tingo Mobile and Tingo Foods operations that were acquired and the commencement of export trades through Tingo DMCC.

Gross profit

Gross profit for the three and nine months ended September 30, 2023, was $137,886,000 and $870,756,000, respectively, and represents 24% and 36% of the revenues. This is in comparison to gross profit of $3,194,000 and $6,532,000, representing 23% and 19% of the revenues, for the three and nine months ended September 30, 2022, respectively, and reflects an increase of $134,692,000 and $864,224,000, for the three and nine months ended September 30, 2023 as compared to the same period last year, and is again attributable to the addition of the Tingo Mobile and Tingo Foods acquisitions and Tingo DMCC.

The reduction in the gross margins in the third quarter compared to the first half of the year was attributable to the combined impact on revenues of the material change in the exchange rate of Nigeria’s currency against the U.S. dollar together with the impact on cost of sales in the Food Processing segment and Export and Commodity Trading segment of the high level of food price inflation in Nigeria, where it has taken time for the businesses to adjust their selling prices accordingly and restore profit margins, and partially mitigated by the commencement of the Tingo DMCC export business.

SEGMENT RESULTS OF OPERATIONS

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022
Revenue
Verticals and Technology	$34,222,000	$35,232,000	$501,000	$13,749,000
Online Stock Trading	48,000	46,000	20,000	8,000
Corporate and others	-	-	-	-
Export and Commodity Trading	667,878,000	-	319,881,000
Comprehensive Platform Service	548,044,000	-	85,028,000	-
Food Processing	1,164,444,000	-	180,792,000	-
Total	$2,414,636,000	$35,278,000	$586,222,000	$13,757,000

Profit (loss) from operations
Verticals and Technology	$(42,454,000)	$(8,597,000)	$(1,400,000)	$(2,507,000)
Online Stock Trading	(5,773,000)	(8,121,000)	(1,258,000)	(2,083,000)
Corporate and others	(76,451,000)	(15,737,000)	(61,707,000)	(4,125,000)
Export and Commodity Trading	133,575,000	-	63,976,000	-
Comprehensive Platform Service	240,793,000	-	11,504,000	-
Food Processing	242,798,000	-	38,983,000	-
Total	$492,488,000	$(32,455,000)	$50,098,000	$(8,715,000)

Verticals and Technology

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022

Revenues	$34,222,000	$35,232,000	$501,000	$13,749,000
Cost of revenues	29,413,000	28,706,000	474,000	10,543,000
Gross profit	4,809,000	6,526,000	27,000	3,206,000

●	Net revenues related to the fintech business and insurance agency business for the three and nine months ended September 30, 2023, were $501,000 and $34,222,000, respectively, as compared to $13,749,000 and $35,232,000 for the three and nine months ended September 30, 2022, respectively, and reflects a decrease of $13,248,000 and $1,010,000, for the three and nine months ended September 30, 2023, as compared to the same period last year. The decrease is attributable to the Company decision during the second quarter of 2023, to dispose of its interests in All Weather and as a result, the Company is no longer consolidating the revenues and results of All Weather.

●	Cost of revenues for the three and nine months ended September 30, 2023, were $474,000 and $29,413,000, respectively, as compared to $10,543,000 and $28,706,000 for the three and nine months ended September 30, 2022, respectively, reflecting a decrease of $10,069,000 and increase of $707,000, for the three and nine months ended September 30, 2023, as compared to the same period last year. The change is attributable to the Company decision during the second quarter of 2023, to dispose of its interests in All Weather.

●	Gross profit for the three and nine months ended September 30, 2023, was $27,000 and $4,809,000, respectively, as compared to $3,206,000 and $6,526,000 gross profit for the three and nine months ended September 30, 2022, respectively, reflecting a decrease of $3,179,000 and $1,717,000, for the three and nine months ended September 30, 2023, as compared to the same period last year. The decrease is attributable to the Company decision during the second quarter of 2023, to dispose of its interests in All Weather.

●	The loss from operations related to the fintech business and insurance agency business for the three and nine months ended September 30, 2023, was $1,400,000 and $42,454,000, respectively, as compared to $2,507,000 and $8,597,000 for the three and nine months ended September 30, 2022, respectively, and reflects a decrease of $1,107,000 and increase of $33,857,000, for the three and nine months ended September 30, 2023, respectively, as compared to the same period last year. As explained above, we have made the decision to exit our interest in the All Weather insurance business and we currently evaluating our strategy in relation to the other insurance businesses, bearing in mind our attentions focused on certain other business segments. The variances and overall reduction in our loss from operations is attributable to the following: (1) the Company decision during the second quarter of 2023, to dispose of its interests in All Weather and as a result, the Company is no longer consolidating the results of All Weather; (2) impairment of long-term assets and goodwill, further described in Note 14 and Note 15 to the Financial Statements; and (3) the loss arising from the deconsolidation of All Weather as from May 31, 2023, further described in Note 5 to the Financial Statements.

Online Stock Trading

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022

Revenues	$48,000	$46,000	$20,000	$8,000
Cost of revenues	21,000	40,000	-	20,000
Gross profit	27,000	6,000	20,000	(12,000)

●	Net revenues related to the Online Stock Trading platform segment for the three and nine months ended September 30, 2023, were $20,000 and $48,000, respectively as compared to $8,000 and $46,000 revenues for the three and nine months ended September 30, 2022, respectively and reflects an increase of $12,000 and $2,000, for the three and nine months ended September 30, 2023, respectively, as compared to the same period last year.

●

Cost of revenues related to the Online Stock Trading platform segment for the three and nine months ended September 30, 2023, were $nil and $21,000 as compared to $20,000 and $40,000 for the three and nine months ended September 30, 2022, respectively, and reflects a decrease of $20,000 and $19,000, for the three and nine months ended September 30, 2023, respectively, as compared to the same period last year.

●	Gross profit (loss) related to the Online Stock Trading platform segment for the three and nine months ended September 30, 2023 was $20,000 and $27,000, respectively, as compared to $(12,000) and $6,000 for the three and nine months ended September 30, 2022, respectively, and reflects an increase of $32,000 and $21,000, respectively, for the three and nine months ended September 30, 2023 as compared to the same period last year. The variance is attributed to the combination of the increase in revenues and the decrease in broker charges.

●	The loss from operations related to the Online Stock Trading platform segment for the three and nine months ended September 30, 2023, was $1,258,000 and $5,773,000, respectively, as compared to $2,083,000 and $8,121,000 for the three and nine months ended September 30, 2022, respectively, and reflects a decrease of $825,000 and $2,348,000, respectively, for the three and nine months ended September 30, 2023, as compared to the same period last year. The change is due to the cost savings that the Company made as it reduced staff numbers, cut back on marketing activity and commenced to pivot away from the B2C retail stock trading market and explore opportunities as a B2B, white-label operator and also adapt its technology with a view to launching payment service product in the future. On July 12, 2023, the Company made a business decision to close its online stock trading business in Hong Kong and Singapore having considered the level of losses being incurred, the ongoing challenges in the market sector, and the fact that the business is no longer core to the Company’s strategy following the acquisitions of Tingo Mobile and Tingo Foods. The Company will however continue to explore opportunities to monetize the proprietary online stock trading technology and products it has developed.

Comprehensive Platform Service

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022

Revenues	$548,044,000	$-	$85,028,000	$-
Cost of revenues	242,800,000	-	57,518,000	-
Gross profit	305,244,000	-	27,510,000	-

●

Net revenues related to the Comprehensive Platform Service segment for the three and nine months ended September 30, 2023, were $85,028,000 and $548,044,000, respectively, as compared to $nil for the three and nine months ended September 30, 2022. The year-over-year increase is attributable to the Tingo Mobile acquisition which was completed on December 1, 2022.

The third quarter results of the Comprehensive Platform Service segment were materially affected by a significant downturn in business due to an erosion in customer confidence, caused by the negative press relating to a short-seller report about the Company in June 2023. As a result of the short-seller’s allegations, which were widely publicized in Nigeria, a significant number of customers reduced their use of the Nwassa platform or ceased to use it altogether. Since the conclusion of the Company’s investigation into allegations made against the Company in the short-seller report at the end of August 2023, Tingo Mobile has been working with the cooperatives and AFAN, and their respective networks of representatives, to restore customer confidence and increase the average revenue per user.

The segment’s U.S. dollar reported net revenues for the third quarter were also materially affected by the substantial devaluation of Nigeria’s currency against the U.S. dollar, following the Nigerian Government’s lifting of certain foreign exchange restrictions on June 14, 2023. The exchange rate moved from Naira 462.88 / $1.00 on June 13, 2023, to Naira 768.76 / $1.00 on September 30, 2023, which has led to a decrease of 39.43% in the U.S. Dollar reported revenues of Tingo Mobile for the third quarter, compared to the level that would have been recorded if calculated at the June 13, 2023 pre-devaluation exchange rate. We believe the exchange rate between the Naira and U.S. Dollar has now begun to stabilize and that the actions of Nigeria’s new government will ultimately improve economic stability and deliver economic growth for the country.

●

Cost of revenues related to the Comprehensive Platform Service segment for the three and nine months ended September 30, 2023, were $57,518,000 and $242,800,000, respectively, as compared to $nil for the three and nine months ended September 30, 2022. The increase is again attributable to the Tingo Mobile acquisition.

●	Gross profit related to the Comprehensive Platform Service segment for the three and nine months ended September 30, 2023, was $27,510,000 and $305,244,000 respectively, representing a gross margin of 32% and 56%, respectively. The gross margin of the Comprehensive Platform Service segment fell significantly for the third quarter as compared to the second quarter due to the reduction in revenues generated through Nwassa, which is significantly more profitable than the mobile leasing revenues.

●	The profit from operations related to the Comprehensive Platform Service segment for the three and nine months ended September 30, 2023, was $11,504,000 and $240,793,000, respectively, as compared to nil for the three and nine months ended September 30, 2022. The increase is again attributable to the Tingo Mobile acquisition.

Food Processing

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022

Revenues	$1,164,444,000	$-	$180,792,000	$-
Cost of revenues	737,343,000	-	134,439,000	-
Gross profit	427,101,000	-	46,353,000	-

●

Net revenues related to the Food Processing segment for the three and nine months ended September 30, 2023, were $180,792,000 and $1,164,444,000 respectively, as compared to $nil for the three and nine months ended September 30, 2022. The year-over-year increase is attributable to the Tingo Foods acquisition, which was completed on February 9, 2023, resulting in the inclusion of the revenues of Tingo Foods from the date of acquisition onwards.

The third quarter results of the Food Processing segment were materially affected by a combination of seasonality, with low levels of crop harvesting in July and August, and a downturn in business due to an erosion in supplier confidence caused by the negative press relating to the short-seller report about the Company in June 2023. As a result of the short-seller’s allegations, which were widely publicized in Nigeria, the Company encountered difficulties in securing the supply of stock from farmers and other sources. Since the conclusion of the Company’s investigation into allegations made against the Company in the short-seller report at the end of August 2023, Tingo Foods has been working with the AFAN and its other suppliers to restore its supply chain. In addition, the Food Processing segment is expected to benefit in the fourth quarter of 2023 from the commencement in October 2023 of the wet season harvests for rice, millet, wheat and maize.

The segment’s U.S. dollar reported net revenues for the third quarter were also materially affected by the substantial devaluation of Nigeria’s currency against the U.S. dollar, following the Nigerian Government’s lifting of certain foreign exchange restrictions on June 14, 2023. The exchange rate moved from Naira 462.88 / $1.00 on June 13, 2023, to Naira 768.76 / $1.00 on September 30, 2023, which has led to a decrease of 39.43% in the U.S. Dollar reported revenues of Tingo Foods for the third quarter, compared to the level that would have been recorded if calculated at the June 13, 2023 pre-devaluation exchange rate. We believe the exchange rate between the Naira and U.S. Dollar has now begun to stabilize and that the actions of Nigeria’s new government will ultimately improve economic stability and deliver economic growth for the country.

●

Cost of revenues related to the Foods Processing segment for the three and nine months ended September 30, 2023, were $134,439,000 and $737,343,000, respectively, as compared to $nil for the three and nine months ended September 30, 2022. The increase is again attributable to the Tingo Foods acquisition and the inclusion of its cost of revenues, which relate to the cost of the purchase of raw crops and the processing of those crops into finished food products from the months of February 2023 until September 30, 2023.

●	Gross profit related to the Food Processing segment for the three and nine months ended September 30, 2023, was $46,353,000 and $427,101,000, respectively, representing 26% and 37% margin. The gross margin of the Food Processing segment fell for the third quarter of 2023 as compared to the second quarter of 2023 due to the combined impact of the material change in the exchange rate of Nigeria’s currency against the U.S. dollar together with the high level of food price inflation, and the time lag involved in adjusting selling prices for such factors.

●	The profit from operations related to the Food Processing segment for the three and nine months ended September 30, 2023, was $38,983,000 and $242,798,000, respectively. The increase is again attributable to the Tingo Foods acquisition. The profit from the operations of the Food Processing segment fell for the third quarter of 2023 compared to the second quarter of 2023, due to the reduction in revenues for the reasons stated above, and the combination of the material change in the exchange rate of Nigeria’s currency against the U.S. dollar together with the high level of food price and distribution cost inflation that could not be passed on immediately to customers.

Export and Commodity Trading

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022

Revenues	$667,878,000	$-	$319,881,000	$-
Cost of revenues	534,303,000	-	255,905,000	-
Gross profit	133,575,000	-	63,976,000	-

●

Net revenues related to the Export and Commodity Trading segment for both the three and nine months ended September 30, 2023, were $319,881,000 and $667,878,000, as compared to $nil for the three and nine months ended September 30, 2022. The increase is attributable to the commencement of sales from the Export and Commodity Trading segment in May 2023.

The third quarter results of the Export and Commodity Trading segment suffered however from customers delaying their orders together with an erosion in supplier confidence, caused by the negative press relating to the short-seller report about the Company in June 2023. As a result of the short-seller’s allegations, which were widely publicized in Nigeria and elsewhere, the Company encountered some postponement of customer orders, as well as difficulties in securing the supply of stock. Since the conclusion of the Company’s investigation into allegations made against the Company in the short-seller report at the end of August 2023, we have begun to restore both customer and supplier confidence. In addition, the Export and Commodity Trading segment is expected to benefit in the fourth quarter of 2023 from the commencement in October 2023 of the wet season harvests for rice, millet, wheat and maize

●

Cost of revenues related to the Export and Commodity Trading segment for both the three and nine months ended September 30, 2023, were $255,905,000 and $534,303,000, as compared to $nil for the three and nine months ended September 30, 2022. The increase is again attributable to the commencement of sales from the Export and Commodity Trading segment in May 2023.

●	Gross profit related to the Export and Commodity Trading segment for both the three and nine months ended September 30, 2023, was $63,976,000 and $133,575,000 representing a gross profit margin of 20% and 20%.

●	The profit from operations related to the Export and Commodity Trading segment for both the three and nine months ended September 30, 2023, was $63,976,000 and $133,575,000.

Selling and Marketing Expenses

Selling and marketing expenses are part of operating expenses. Selling and marketing costs for the three and nine months ended September 30, 2023, were $726,000 and $174,933,000, respectively, as compared to expenses of $1,321,000 and $4,873,000 for the three and nine months ended September 30, 2022, respectively. This represents a decrease of $595,000 and increase of $170,060,000, for the three and nine months ended September 30, 2023, respectively, as compared to the same period last year. The change is mainly attributable to: (1) the inclusion of the sales and marketing expenses of Tingo Foods following its acquisition, which amounted to $313,000 and $164,361,000 for the three and nine months ended September 30, 2023, respectively; (2) the inclusion of the sales and marketing expenses of Tingo Mobile, which amounted to nil and $$6,743,000 for the three and nine months ended September 30, 2023, respectively, and; (3) offset by a decrease in the sales and marketing expenses from the Online Stock Trading business.

General and Administrative Expenses

General and administrative expenses are part of operating expenses. General and administrative expenses for the three and nine months ended September 30, 2023, were $74,880,000 and $127,923,000, respectively, compared to $9,233,000 and $30,224,000 for the three and nine months ended September 30, 2022, respectively. This represents an increase of $65,647,000 and $97,699,000, for the three and nine months ended September 30, 2023, respectively, as compared to the same period last year. The increase is mainly as a result of: (i) the inclusion of the expenses of Tingo Foods for the eight months from its date of acquisition, which amounted to $2,438,000 and $7,629,000 for the three and nine months ended September 30, 2023; (ii) the inclusion of the expenses of Tingo Mobile for the three and nine months, which amounted to $8,762,000 and $35,975,000; (iii) an increase in in share-based expenses to directors and employees in the of amount of $40,776,000 for the nine months ended September 30, 2023; (iv) one time lawsuit which amounted to $16,591,000 (for further information see Note 11); (v) partially offset by a reduction in the cost base of the Online Stock Trading business as cut backs were made, including a reduction in personnel, in connection with the winding down of that business, and; (vi) partially offset by a reduction in expenses in the fintech business and insurance agency business related to the deconsolidation of All Weather from May 31, 2023.

Research and Development Expenses

Research and development expenses are part of operating expenses. Research and development expenses, which mainly include wages, materials and sub-contractors, for the three and nine months ended September 30, 2023, respectively, were $314,000 and $1,010,000, compared to $568,000 and $1,509,000 for the three and nine months ended September 30, 2022, respectively. This represents a decrease of $254,000 and $499,000, for the three and nine months ended September 30, 2023, respectively, as compared to the same period last year. The decrease is attributed to a reduction in spend on research and development activity in connection with the Online Stock Trading platform and deconsolidation of All Weather.

Impairment of long-term assets and goodwill

During the second quarter of 2023, the Company’s management decided to focus its operations on our recent acquisitions of Tingo Mobile and Tingo Foods. That decision led to the decision to dispose of our interests in All Weather. As part of the decision, the Company demanded the full repayment of the loan granted to the shareholders of All Weather. As of May 31, 2023, the Company is no longer consolidating All Weather. The result of the loss from disposal appears in the statement of operations as loss from deconsolidation of subsidiaries in the amount of $3,333,000 in the period.

As result of the decision above, the Company also considered the need for impairment of its assets. We conducted forecasting and strategic reviews and integration assessments of our Verticals and Technology business, and with performance below expectations since acquisition, we revised internal financial projections of the business to reflect updated expectations of future financial performance. These reviews and the subsequent revisions in the projections highlighted challenges for the Verticals and Technology segment and Online Stock Trading segment as a result of performance below expectations due to the impact of modified consumer shopping behavior in the post-COVID-19 period.

Also, on July 12, 2023, the Company made a business decision to close its Online Stock Trading business in Hong Kong and Singapore after having considered the level of losses being incurred, the ongoing challenges in the market sector, and the fact that the business is no longer core to the Company’s strategy following the acquisitions of Tingo Mobile and Tingo Foods. The Company will however continue to explore opportunities to monetize the proprietary online stock trading technology and products it has developed.

The intangible assets that are subject to impairment testing were recorded as part of the intangible assets segments and included indefinite-lived and finite-lived Trade name/ trademarks, licenses and finite-lived Developed technology and customer relationships. As a result of the interim impairment assessments, we recognized impairment charges for the excess of the book value over the fair value of those intangible assets in amount of $14,397,000 pre-tax ($11,924,000 after tax) to write-down these intangible assets to their respective fair values close to nil as of September 30, 2023 related to the Verticals and Technology segment and $1,253,000 pre-tax ($1,253,000 after tax) to write-down these intangible assets to their respective fair values close to nil as of September 30, 2023 related to the Online Stock Trading segment. The valuation methods used in the assessments included the relief-from-royalty methodology and excess earnings of the income approach for intangible assets from the acquisitions of our subsidiaries. This noncash charge was included in impairment of long-term assets and goodwill in our consolidated statement of operations.

We also recorded an $19,788,000 pre-tax non-cash impairment charge related to goodwill for the nine months period ended September 30, 2023, relating to Verticals and Technology segment reporting unit, representing a full impairment charge for its goodwill balance.

Profit from Operations

Our profit (loss) from operations for the three and nine months ended September 30, 2023, was $50,098,000 and $492,488,000, respectively, compared to a loss from operations of $(8,715,000) and $(32,455,000), for the three and nine months ended September 30, 2022, respectively. The year-over-year increase in profit from operations is mainly attributed to the acquisitions of Tingo Mobile and Tingo Foods, and the commencement of Tingo DMCC’s export activity as explained above.

Our profit from operations in the third quarter of 2023 was materially affected by the impact on the decrease in revenues and profitability of Tingo Mobile, Tingo Foods and Tingo DMCC for all the reasons explained above, including the significant devaluation of Nigeria’s currency against the U.S. Dollar and the disproportionate impact on the third quarter’s results of the exchange rate difference.

Financial Income (Expense), Net

Financial expenses for the three and nine months ended September 30, 2023, amounted to $13,644,000 and $35,021,000, respectively, compared to income of $371,000 and expenses of $718,000 for the three and nine months ended September 30, 2022, respectively. This represents an increase in expenses of $14,015,000 and $34,303,000 for the three and nine months ended September 30, 2023, respectively, as compared to the same period last year, which is primarily due to changes in exchange rates.

Net Profit (Loss) Attributed to the Company

The net profit (loss) attributed to the Company for the three and nine months ended September 30, 2023, amounted to $20,745,000 and $293,993,000, respectively, compared to a net loss of $7,671,000 and $30,694,000, for the three and nine months ended September 30, 2022, respectively. This represents an increase of $28,416,000 and $324,687,000, for the three and nine months ended September 30, 2023, respectively, as compared to the same period last year, which is primarily attributable to the acquisitions of Tingo Mobile and Tingo Foods and the commencement of export trades through Tingo DMCC, as explained above.

Our net profit attributed to the Company in the third quarter was materially affected by the impact on the decrease in revenues and profitability of Tingo Mobile, Tingo Foods an Tingo DMCC for all the reasons explained above, including the adverse impact of the short-seller report and significant devaluation of Nigeria’s currency against the U.S. Dollar and the disproportionate impact on the third quarter’s results arising the accounting treatment of the exchange rate difference.

Liquidity and Capital Resources

We have funded our operations with proceeds from the sales of shares of our Common Stock, which we undertook in November 2020 and February and March 2021. As of September 30, 2023, our total cash and cash equivalents balance was $53,418,000, as compared to $500,316,000 as of December 31, 2022. This reflects a decrease of $446,898,000 in cash and cash equivalents, which in the main is attributable to our decision to self-fund both: (i) the commodity trades of the Tingo DMCC export business; and (ii) the purchase of 6 million new phones for Tingo Mobile to lease to the All Farmers Association of Nigeria as part of the Company’s customer acquisition and growth strategy, and also the significant devaluation of the Nigerian Naira against the U.S. dollar for the nine months ended September 30, 2023. Notwithstanding the material levels of cash balances held by Tingo Mobile and Tingo Foods, it should be noted that the majority of the cash is held at banks in Nigeria, and there are certain foreign currency and exchange restrictions in place that limit the conversion of such cash into US Dollars and other currencies through the country’s central bank. There are however parallel market exchanges that are an alternative, but at significantly disadvantageous exchange rates. As stated in recent Company announcements, we have adopted a strategy to dollarize the business, with the goal of generating or converting a higher portion of income in US Dollars, through Tingo DMCC’s commodity trading and export business, where produce is mainly paid for in Naira and a large portion of sales are expected to be made in US Dollars or other freely tradeable currencies; as well as through expansion of the mobile business into other countries that have freely tradeable currency, such as Ghana, Malawi, Dubai and Pakistan. In addition, the Company, with the assistance of its banks in Nigeria, is continuing to progress applications to the Central Bank of Nigeria to convert Naira cash balances into U.S. Dollars, however we cannot guarantee the timing or the likelihood of success of obtaining such approvals.

The Company’s operations are cash generative following the acquisition of Tingo Mobile and Tingo Foods, and the launch of Tingo DMCC. There is however the possibility that the Company may seek to raise external financing in the future, if required to fund its growth plans and expansion strategy

Even taking into account the foreign exchange restrictions on the Naira cash balances held in Tingo Mobile, based on our current operating plan we believe that our cash and cash equivalents, as of September 30, 2023, will be sufficient to fund our currently projected operating expenses for at least the next 12 months.

Change in Cash and Liquidity from December 31, 2022. The Company’s operating activities generated a net cash inflow during the period. The Company did however make several significant substantial investments and outlays into fixed assets and stock purchases, which combined with the devaluation of the Naira against the U.S. Dollar, resulted in a short-term reduction in our cash and cash equivalents from $500,316,000 as of December 31, 2022, to $53,418,000 on September 30, 2023, having previously risen to $780,153,000 on March 31, 2023. The change in our cash position was principally due to the following:

●	Change in the official NGN-USD exchange rate. On June 14, 2023, the Nigerian Central Bank announced that it would allow the Nigerian Naira to float against major world currencies. The effective rate of exchange increased from NGN 448.55 on December 31, 2022, to 768.76 as of September 30, 2023.

●	Prepayment on purchase of mobile phone handsets. During the second quarter of 2023, we paid our supplier of mobile phone handsets, $434,224,000 as a prepayment toward the manufacture of six million units for distribution to new customers of Tingo Mobile. During the third quarter of 2023, we made further prepayments to the manufacturer, totaling $277,456,000.

●	Prepayments for stock for Tingo Foods. On September 30, 2023, we prepaid the amount of $174,010,555 to All Farmers Association of Nigeria and another vendor for the purchase of agricultural produce stock that was subsequently delivered, processed and sold. Taking into account the payables balance due to All Farmers Association of Nigeria on March 31, 2023, which amounted to $195,945,446, the net cash movement on the Tingo Foods account with All Farmers Association of Nigeria and another vendor amounted to $369,956,001 during the third quarter, resulting in a decrease in our cash reserves of the corresponding amount.

●	Working capital funding on export trades for Tingo DMCC. During the second quarter of 2023, we self-funded agricultural stock purchases for our export business in Tingo DMCC in the amount of $225,801,657 using the exchange rate as of the date of the payment. The revenue receipts for these trades were received during the early part of September 2023. Subsequent to this, during the last week of September 2023, we self-funded further agricultural stock purchase payments and prepayments for Tingo DMCC’s export business, with such payments amounting to $144, 603,504.

●	Tax Payments. During the second quarter of 2023, we paid income taxes on the taxable profits of Tingo Mobile for 2022, which amounted to NGN 73,808,855,344, together with an education tax payment in the amount of NGN 6,088,740,636, which equated to approximately $174,000,000.

Exchange Rate Fluctuations

The Nigerian Naira and the RMB represents the largest foreign currency denomination of our contractual and operational exposure. As a result, a portion of our revenue and expenses are subject to exchange rate fluctuations. We have translated the Naira and the RMB into U.S. dollars using the following average exchange rates based on data obtained from Central Bank of Nigeria:

Currency	For the nine months ended September 30, 2023 average	USD exchange rate as of September 30, 2023	USD exchange rate as of December 31, 2022
Naira	580.23	768.76	448.55
RMB	7.034	7.296	6.8972

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

On May 30, 2023, the Company and its subsidiary, Tingo Group Holdings LLC executed a loan agreement pursuant to which the Company agreed to loan Tingo Group Holdings LLC a sum of $5,000,000, with interest charged at a rate of 25% per annum. The principal balance of the loan and any accrued and unpaid interest shall be due and payable on May 31, 2024. The purpose of the loan is principally to assist Tingo Holdings with its funding costs and the consummation of certain commodities export transactions from Nigeria where a relatively small part of the costs, including for logistics and AFAN/PCX fees, require payment in US Dollars.

Working Capital

As of September 30, 2023, our working capital was $164,311,000, compared to $265,781,000 for the year ended December 31, 2022. The decrease is mainly due to the decrease in our cash and cash equivalents, in relation to Tingo Foods and Tingo Mobile, as described above.

The Company’s operations are cash generative following the acquisition of Tingo Mobile and Tingo Foods, although this cash, as described above, requires regulatory approval to convert into U.S. Dollars and transfer to the Company which is now being sought. There is, however, the possibility that the Company may seek to raise external financing in the future if required to fund operating expenses of our parent, as well as our growth plans and expansion strategy. There are no assurances, however, that we will be successful in obtaining the level of financing if required. If we are unsuccessful in the implementation of our business plans or raising capital, we may need to reduce activities, curtail or cease operations. Based on the Company’s current business plan, and taking into account its cash balance, accounts receivable and operating cash flows, if we are able to secure approval to convert some of our Naira cash holdings into U.S. Dollars, it is anticipated that the Company’s cash balances will be sufficient to permit it to conduct operations and carry out the contemplated business plans for at least the next 12 months from the date of this Report.

	For the nine months ended September 30,
	2023	2022
	USD in thousands	USD in thousands
Net Cash Provided by (Used in) Operating Activities	$314,778	$(21,174)
Net Cash Used in Investing Activities	(654,831)	(3,297)
Net Cash Provided by (Used in) Financing Activities	18,935	(723)
Translation adjustment on cash and cash equivalents and restricted cash	(126,642)	(99)
Cash and cash equivalents and restricted cash at beginning of period	502,549	97,347
Cash and cash equivalents and restricted cash at end of period	$54,789	$72,054

Cash Flow from Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $314,778,000, which related to net profit adjusted for non-cash expenses, primarily depreciation and amortization and share based compensation in the amount of $679,871,000, as well as (1) changes in deferred tax, net of $(9,435,000) which relates in the main to the deferred tax arising on the purchase price allocation for the acquisition of Tingo Mobile and Tingo Foods; and (2) effects of changes in working capital in the amount of $(355,658,000), which mainly relate to the acquisition and consolidation of Tingo Foods, which completed on February 9, 2023.

For the nine months ended September 30, 2022, net cash used in operating activities was $(21,174,000), which primarily consists of net loss of $(31,413,000) and various non-cash items of $8,363,000, as well as (1) changes in deferred tax, net of $(1,741,000), (2) changes in trade account receivable of $7,681,000, (3) changes in trade accounts payable of $(5,858,000), (4) changes in deposit held on behalf of clients of $(1,606,000), (5) changes in other current assets of $ 549,000, (6) changes in other current liabilities of $2,207,000, (7) changes in related party of $491,000, (8) changes in long-term deposit and prepaid expenses of $316,000, (9) changes in right of use assets of $210,000, and (10) change in lease liabilities of $(200,000), and (11) change in accrued interest and exchange rate differences on Short-term loan of $(173,000).

Cash Flow from Investing Activities

For the nine months ended September 30, 2023, we had net cash used in investing activities of $(654,831,000), which consisted of the net cash provided by acquisition of Tingo Foods of $ 56,849,000, and advances and purchases of property and equipment of $(711,680,000).

For the nine months ended September 30, 2022, we had net cash used in investing activities of $(3,297,000), which consisted of (1) net cash used in investing of purchase of property and equipment of $(131,000) and (2) receipt of loan back from Micronet of $534,000 (3) and proving loan to Tingo $(3,700,000).

Cash Flow from Financing Activities

For the nine months ended September 30, 2023, we had net cash provided by financing activities of $18,935,000, which primarily consisted of: (1) repayment of loan to related party and others of $(9,831,000), (2) repayment of short-term loan of $(154,000), (3) repurchase of warrants $(6,548,000), (4) exercise of warrants in amount of $4,260,000 and (5) receipts of loans in amount of $31,208,000.

For the nine months ended September 30, 2022, we had net cash used in financing activities of $(723,000), which solely consisted of repayment of loan to others.

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

	For the three months ended September 30,
Dollars in Thousands	2023	2022
Net profit (loss) attributable to Tingo Group, Inc.	$20,745	$(7,671)
Adjusted for:
Net loss attributable to non-controlling stockholders	(523)	(461)
Loss from equity investment	270	186
Income tax expenses (benefit)	16,739	(701)
Financial Income (expenses), net	13,644	(371)
Depreciation and amortization	71,755	872
Total EBITDA attributable to Tingo Group, Inc.	$122,630	$(8,146)

	For the nine months ended September 30,
Dollars in Thousands	2023	2022
Net profit (loss) attributable to Tingo Group, Inc.	$293,993	$(30,694)
Adjusted for:
Net loss attributable to non-controlling stockholders	(1,236)	(719)
Loss from equity investment	690	557
Income tax expenses (benefit)	164,434	(1,782)
Financial expenses, net	35,021	718
Depreciation and amortization	285,012	2,581
Total EBITDA attributable to Tingo Group, Inc.	$777,914	$(29,339)

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by management, including our co-Chief Executive Officers and co-Principal Financial and Accounting Officers , of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation we concluded that our disclosure controls and procedures over financial reporting is not effective at the reasonable assurance level due to the material weaknesses described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified material weakness in our internal control over financial reporting related to the Company’s rapid growth which did not allow management to adequately identify and build in a timely manner the (1) required organizational reporting structure, (2) IT infrastructure analytical tools (3) the required controls and procedures to enable the deployment of monitoring and testing programs around internal controls and regulatory compliance, and (4) employment of sufficient full-time personnel with appropriate levels of accounting knowledge and expertise as well as contracting of legal regulatory experts.

Management’s Remediation Initiatives Our management is committed to remediating these material weaknesses and has identified and is implementing several steps to enhance our internal controls over financial reporting.

The remediation plan actions include, but are not limited to:

●	the hiring of personnel with technical accounting and financial reporting experience across the African businesses to further enhance our ability to accurately and expediently respond to increased accounting and financial complexities and increased resource demand with respect thereto, and to aid in further identification and oversight with respect to disclosure control activities in response;

●	the establishment of formalized internal controls to review and maintain segregation of duties between appropriate control operators; and

●	the implementation of improved accounting and financial reporting procedures to enhance the completeness and accuracy of our financial accounting, reporting, and disclosures.

The Company hired a new Chief Audit Executive who is in the process of the establishment of formalized controls and processes across the business, that would alleviate existing gaps and support our financial reporting.

In addition, we may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

Inherent Limitation on Effectiveness of Controls

Our management, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Because of its inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were not changes has occurred in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As permitted by SEC guidance, management has excluded from its assessment of internal control over financial reporting the internal controls related to Tingo Foods acquired on February 9, 2023. As of September 30, 2023, total assets and total operating revenues excluded from management’s assessment of internal control over financial reporting related to this Tingo Foods represented approximately 21% and 48% of the Company’s consolidated total assets and total operating revenues, respectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to litigation arising from time to time in the ordinary course of its business.

On April 18, 2023, Altium Growth Fund, L.P., Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, Empery Asset Master Ltd., Empery Tax Efficient, L.P., and Empery Tax Efficient III, L.P. (collectively “Investors”) filed a Motion for Summary Judgment in Lieu of Complaint (“Motion”) against the Company in the Supreme Court of the State of New York, requesting that the Court order the Company to purchase certain warrants from the Investors at the Black Scholes Value of $13,425,727.32. The Investors hold various warrants (“Warrants”) issued pursuant to securities purchase agreements (“SPAs”) that the Company is to purchase at their Black Scholes Value upon the Investors’ demand after a “Fundamental Transaction” (as defined in the Warrants). According to the Investors, the Merger described herein constituted a Fundamental Transaction. The Company initially was of the view that the Merger was not a Fundamental Transaction. However, upon further reflection, the Company concluded that the Investors were correct, and filed a response agreeing that a Fundamental Transaction had occurred, that the Investors were entitled to the Black Scholes Value of their Warrants and requested that the court enter an order directing the Company to pay the Investors accordingly. The day after the Company filed its response, the Investors claimed to rescind their demand for the Black Scholes Value of their Warrants, pursuant to a provision in the SPAs that they say entitles them to do so. After the Investors purported to rescind their demand for the Black Scholes Value of their Warrants and attempted to unilaterally withdraw their Motion, the Investors sought to exercise certain of the Warrants. The Company rejected Investors’ exercise notices and filed a counterclaim alleging that Investors did not have the right to exercise the Warrants. Investors then filed an amended complaint seeking declaratory relief and unspecified “millions” in damages plus attorney’s fees, based on the Company’s failure to honor their exercise of certain of their Warrants. In accordance with an order of attachment issued by the Court, the Company has deposited 13,167,641 shares with the court to serve as security for any judgment plaintiffs may obtain in the action and has attempted to deposit an additional 5,682,501 shares. Investors seek in excess of $17 million in alleged damages. Liability has not been determined at this juncture.

On June 8, 2023, two putative class action complaints were filed in the United States District Court for the District of New Jersey against the Company, Dozy Mmobuosi, Darren Mercer, and Kevin Chen (“New Jersey Class Actions”). The first complaint was filed by Christopher Arbour, individually and on behalf of a class of “persons or entities that purchased or otherwise acquired Tingo securities between March 31, 2023, and June 6, 2023.” The second was filed the same day by Mark Bloedor, individually and on behalf of a class of “all investors who purchased or otherwise acquired Common Stock between December 1, 2022, and June 6, 2023.” Both complaints are based entirely on the allegations in the Hindenburg short seller report issued on June 6, 2023, following which the Company’s stock price declined by nearly 50 percent. Relying solely on the allegations in the Hindenburg report, both complaints allege defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and Rule 10b-5 promulgated thereunder, and the individual defendants violated Section 20A of the Securities Exchange Act. The Company and individual defendants intend to vigorously defend against the inaccurate allegations claimed with the actions.

On September 28, 2023, Al Rago filed a derivative shareholder complaint on behalf of the Company against Darren Mercer, Hao Chen, Dozy Mmobuosi, Robert Benton, John Brown, Kenneth Denos, John McMillan Scott, Sir David Trippier. Like the New Jersey Class Actions, the derivative lawsuit stems from the allegations made within the Hindenberg short seller report and allegedly “seeks to remedy wrongdoing committed by Tingo’s directors and officers from December 1, 2022 through June 6, 2023…” The complaint alleges the individual defendants violated Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder, among other allegations. The lawsuit is in its infancy with the majority of the Defendants not having been served. The defendants intend to vigorously defend against the inaccurate allegations claimed with the action.

Item 1A. Risk Factors.

Please refer to our note on forward-looking statements on page 31 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors below as well as those discussed in our 2022 Annual Report. The risks described below and in such 2022 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our securities.

As more fully disclosed in Item 4, “Controls and Procedures,” under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in internal control over financial reporting related to the Company’s rapid growth which did not allow management to fully implement the required infrastructure and controls to enable efficient organizational reporting of its increasingly varied and complex operations, as well as information technology systems and personnel necessary to facilitate the timely production of internal and management reports throughout these operations. While these material weaknesses did not result in a material misstatement of our previously filed financial statements, there is a reasonable possibility that these control deficiencies could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our securities, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

Our operating results and financial condition may fluctuate from quarter-to-quarter and year-to-year and are likely to vary due to a number of factors, many of which will not be within our control. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or outside of our control, including:

●	developments regarding the Merger and the transactions;

●	announcements of developments related to the Company’s business (including those aspects of the Company’s business received in connection with the Merger);

●	announcements of technological innovations;

●	new products or services or product or service enhancements by the Company or its competitors;

●	developments in relationships with strategic partners;

●	developments in relationships with customers and/or suppliers;

●	the degree of market acceptance of our products and services;

●	our ability to compete with competitors and new entrants into our markets;

●	changes in our pricing policies or those of our competitors, including our response to price competition;

●	the effectiveness of our securing new orders and fulfilling existing orders;

●	changes in the amount that we spend to develop and manufacture new products, services or technologies;

●	litigation related expenses and/or liabilities;

●	reputational damage from short seller reports;

●	fluctuations in currency exchange rates;

●	regulatory or legal developments in the U.S., Nigeria, China and other countries;

●	general economic and political conditions and government regulations in the countries where we currently have significant operations or may expand in the future; and

●	natural disasters, such as earthquakes, hurricanes, wildfires, threats to public health, such as the COVID-19 pandemic, and security, political and economic instability, such as the current the wars between Russia and Ukraine, terrorism or other geopolitical events.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our shares of common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 11, 2023, Amir Ayalon notified us of his decision to resign as our Chief Financial Officer, effective immediately, for personal reasons. In connection with the resignation of Mr. Ayalon, Kenneth Denos and Dozy Mmobuosi, our interim co-Chief Executive Officers were appointed as our interim co-Principal Financial and Accounting Officers, effective November 13, 2023.

On November 13, 2023, the Company received notification from Nasdaq that it had failed to maintain a minimum bid price of $1.00 per share for the previous 30 consecutive business days. According to the notification and Nasdaq rules, the Company has 180 days to regain compliance.

On November 14, 2023, the U.S. Securities and Exchange Commission issued an order imposing a temporary trading suspension of our shares. Pursuant to the order, the trading suspension is intended to last for the ten trading days ended November 28, 2023.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Separation Agreement dated as of September 15, 2023 between the Company and Darren Mercer (Incorporated by reference to Exhibit 10.2 to Form S-8 filed with the Securities and Exchange Commission on September 21, 2023).

10.2*	Guarantee Agreement dated as of September 15, 2023 made by Agri-Fintech Holdings, Inc. and Dozy Mmbuosi and Darren Mercer.

31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer and Principal Financial and Accounting Officer

31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer and Principal Financial and Accounting Officer

32.1**	Certification of Co-Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Co-Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TINGO GROUP, INC.

Date: November 20, 2023	By:	/s/ Kenneth Denos
		Name:	Kenneth Denos
		Title:	Interim Co-CEO and Co-Principal Financial and Accounting Officer

Date: November 20, 2023	By:	/s/ Dozy Mmobuosi
		Name:	Dozy Mmobuosi
		Title:	Interim Co-CEO and Co-Principal Financial and Accounting Officer